Form 10-K
period 2012-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2013-03-26
CIK 1437578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-35780

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	80-0188269
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Talcott Avenue South

Watertown, MA 02472

(Address of principal executive offices and zip code)

(617) 673-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large accelerated Filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of Bright Horizons Family Solutions Inc. computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of March 15, 2013 was approximately $386.1 million.

As of March 15, 2013, there were 64,533,873 outstanding shares of the registrant’s common stock, $0.001 par value per share, which is the only outstanding capital stock of the registrant.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this annual report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industries in which we and our partners operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described under “Risk Factors” and elsewhere in this annual report and in our other public filings with the Securities and Exchange Commission.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this annual report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments.

PART I

Item 1.	Business

Our Company

We are a leading provider of high-quality child care and early education services as well as other services designed to help employers and families better address the challenges of work and life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of December 31, 2012, we had more than 850 client relationships with employers across a diverse array of industries, including more than 130 Fortune 500 companies and more than 75 of Working Mother magazine’s 2012 “100 Best Companies for Working Mothers.”

The provision of center-based full service child care and early education represented approximately 86% of our revenue in the year ended December 31, 2012. The balance of our revenue was from a broader suite of employer-sponsored service offerings, including back-up dependent care and educational advisory services, which we developed more recently to enhance our work/life service offerings, broaden our market opportunities and expand the scope of our client relationships. In certain locations, our child care centers are marketed directly to families in surrounding communities and serve employees of nearby clients.

We believe we are a provider of choice for both employers and working families for each of the solutions we offer. As of December 31, 2012, we operated a total of 765 child care and early education centers across a wide range of customer industries with the capacity to serve approximately 87,100 children in the United States, as well as in the United Kingdom, the Netherlands, Ireland, Canada and India. We have achieved satisfaction ratings of greater than 95% among respondents in our employer and parent satisfaction surveys over each of the past five years and an annual client retention rate of 97% for employer-sponsored centers over each of the past ten years. We believe that the close integration between our offerings and our customer interests, our geographic reach, our innovative and customizable approach, our strong customer focus and our high-quality curriculum have all contributed to this success.

The strength of our reputation is reflected in our 25-year track record of providing high-quality services and our history of strong financial performance. From 2001 through 2012, we have achieved year-over-year revenue and adjusted EBITDA growth at a compound annual growth rate of 11% for revenue and 18% for adjusted EBITDA. We also achieved year-over-year net income growth at a compound annual growth rate of 23% from 2001 to 2007. In 2008 through 2010, we incurred net losses due primarily to the additional debt service obligations and amortization expense incurred in connection with our going private transaction. In 2011 and 2012, net income grew $14.8 million and $3.7 million, respectively, over the prior year to $4.8 million and $8.5 million, respectively. Our strong revenue growth has been driven by additions to our center base through organic center growth and acquisitions, expansions of our service offerings to back-up dependent care and educational advisory services, and consistent annual tuition increases. For the years ended December 31, 2011 and 2012, we generated revenue of $973.7 million and $1.07 billion, net income of $4.8 million and $8.5 million, adjusted EBITDA of $148.5 million and $180.9 million, and adjusted net income of $23.4 million and $37.8 million, respectively. Additional information regarding adjusted EBITDA and adjusted net income, including a reconciliation of adjusted EBITDA and adjusted net income to net income, is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For the year ended December 31, 2012, no single client represented more than 3% of our revenue. Our clients include: Alston & Bird in the professional services and other sectors; British Petroleum and Chevron in the energy sector; JFK Medical Center, Memorial Sloan-Kettering Cancer Center, Amgen, Bristol-Myers Squibb, Johnson & Johnson and Pfizer in the healthcare and pharmaceuticals sectors; The Home Depot, Staples, Starbucks, Newell Rubbermaid and Timberland in the consumer sector; Cisco Systems and EMC in the technology sector; Bank of America, Barclays, Citigroup, JPMorgan Chase and Royal Bank of Scotland in the financial services sector; and Boeing and Toyota Motor Manufacturing in the industrials and manufacturing sectors. We also provide our services to government and education sector institutions such as Duke University, the Federal Deposit Insurance Corporation, The Environmental Protection Agency, The Johns Hopkins University and The George Washington University.

We provide our center-based child care services under two general business models: a profit and loss (“P&L”) model, where we assume the financial risk of operating a child care center; and a cost-plus model, where we are paid a fee by an employer client for managing a child care center on a cost-plus basis. Our P&L model is further classified into two subcategories: (i) a sponsor model, where we provide child care and early education services on either an exclusive or priority enrollment basis for the employees of a specific employer sponsor; and (ii) a lease/consortium model, where we provide child care and early education services to the employees of multiple employers located within a specific real estate development (for example, an office building or office park), as well as to families in the surrounding community. In both our cost-plus and sponsor P&L models, the development of a new child care center, as well as ongoing maintenance and repair, is typically funded by an employer sponsor with whom we enter into a multi-year contractual relationship. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services for their employees. Our child care centers are largely located in targeted clusters where we believe demand is generally higher and where income demographics are attractive. We also provide back-up dependent care services through our own centers and through our Back-Up Care Advantage (“BUCA”) program, which offers access to a contracted network of in-home care agencies and approximately 2,500 center-based providers in locations where we do not otherwise have centers with available capacity.

Industry Overview

We compete in the global market for child care and early education services as well as the market for work/life services offered by employers as benefits to employees. Families in the United States spent approximately $43 billion on licensed group child care in 2007 according to a report published by the Pew Center on the States. The child care industry can generally be subdivided into center-based and home-based child care. We operate in the center-based market, which is highly fragmented, with over 90% of providers operating fewer than 10 centers, and the top 10 providers comprising less than 10% of the market, according to the Child Care Information Exchange’s 2012 Employee Child Care Trend Report.

Center-Based Child Care Services

The center-based child care market includes both retail and employer-sponsored centers and can be further divided into full-service centers and back-up centers. We have been a pioneer in the field of employer-sponsored child care, where we were one of the first providers to market a shared economic model directly to employers who offer child care as an employee benefit. While home-based businesses remain the majority of the overall child care market in the United States, the share of center-based child care providers has increased over time, reflecting what we believe is an increasing demand for high-quality, structured and professional child care and early education solutions. According to state licensing statistics, there are approximately 100,000 licensed child care centers in the United States, including retail and employer-sponsored centers.

The significant majority of our competitors market exclusively to families who are retail users of their centers. This employer-sponsored model, which has been central to our business since we were founded in 1986, is characterized by a single employer or consortium of employers entering into a long-term contract for the provision of child care at a center located at or near the employer sponsor’s worksite. The employer sponsor generally funds the development as well as ongoing maintenance and repair of a child care center at or near its worksite and subsidizes the provision of child care services to make them more affordable for its employees.

Back-Up Dependent Care and Educational Advisory Services

We also compete in the growing markets for back-up dependent care and educational advisory services. The market for additional services that are designed to help employers and families better integrate the challenges of work and life, including back-up dependent care and educational advisory services, is newer and continues to evolve. We believe we are the largest and one of the only multi-national providers of back-up dependent care services and that there are significant growth opportunities available to providers of these services, particularly when a provider can leverage existing client relationships and deliver services to a larger portion of a workforce across multiple locations.

The field of back-up dependent care is less well-developed than that of full-service care. According to the Families and Work Institute’s 2012 National Study of Employers, only 7% of companies with over 1,000 employees surveyed offer back-up or emergency child care, versus 18% of companies with over 1,000 employees which offer full service child care at or near the worksite. A national survey of working adults commissioned by Workplace Options in 2007 found 56% of employees or their spouses missed three to ten days of work in the preceding 12 months due to the lack of adequate back-up child or elder care options. A survey conducted by Public Policy Polling asked respondents how valuable back-up child care would be, and 93% of respondents said “clearly valuable” or “extremely valuable.”

We also offer educational advisory services for employers and their employees, including educational and college counseling through College Coach and the management of employer tuition reimbursement programs through EdAssist. We believe that we are the first provider to have developed these service models within the employer market and are the only participant in the market with this combination of employer-sponsored service offerings.

Industry Trends

We believe that the following key factors contribute to growth in the markets for employer-sponsored child care and for back-up dependent care and educational advisory services:

Increasing Participation by Women and Two Working Parent Families in the Workforce. A significant percentage of mothers currently participate in the workforce. In 2007, for example, 64% of mothers with children under the age of six participated in the workforce in the United States, according to the Bureau of Labor Statistics. We expect that the number of working mothers and two working parent families will increase over time, resulting in an increase in the need for child care and other work/life services. By 2016, for example, women are expected to earn 60% of all bachelor degrees and 54% of all doctorate and professional degrees in the United States, according to a 2011 report by the Families and Work Institute.

Greater Demand for High-Quality Center-Based Child Care and Early Education. We believe that recognition of the importance of early education and consistent quality child care has led to increased demand for higher-quality center-based care. In 1965, 8% of children under the age of five with working mothers were enrolled in center-based child care, compared to approximately 24% of such children by 2005, according to data gathered by the U.S. Census Bureau. With the shift towards center-based care, there is an increased focus on the establishment of objective, standards-based methods of defining and measuring the quality of child care, such as accreditation. In a highly fragmented market comprised largely of center operators lacking scale, we believe this trend will favor larger industry participants with the size and capital resources to achieve quality standards on a consistent basis.

Recognized Return on Investment to Employers. Based on studies we have conducted through our Horizons Workforce Consulting practice, we believe that employer sponsors of center-based child care and back-up dependent care services realize strong returns on their investments from reduced turnover and increased productivity. For example, we estimate that users of our back-up dependent care services have been able to work, on average, 12 days annually that they otherwise would have missed due to breakdowns in child care arrangements. Additionally, according to a 2012 survey of our clients, 94% of respondents reported that access to dependable back-up dependent care helps them to focus on work and be more productive. We believe that this return on investment for employers will result in additional growth in employer-sponsored back-up dependent care services.

Growing Global Demand for Child Care and Early Education Services. We expect that a long-term shift to service-based economies and an increasing emphasis on education by government and families will contribute to further growth in the global child care and early education market as well as the developing markets for back-up dependent care and educational advisory services. In addition, in certain countries in which we operate, public policy decisions have facilitated increased demand for child care and early education services. In 2006, the United Kingdom instituted a ten-year plan to make child care more accessible and more affordable for all parents. In the Netherlands, a 2005 child care law increased the demand for child care and early education services by making child care more affordable for working families and thereby encouraging women to return to the workforce.

Our History

For over 25 years, we have operated child care and early education centers for employers and working families. In 1998, we transformed our business through the merger of Bright Horizons, Inc. and CorporateFamily Solutions, Inc., both then Nasdaq-listed companies that were founded in 1986 and 1987, respectively. We were listed on Nasdaq from 1998 to May 2008, when we were acquired by investment funds affiliated with Bain Capital Partners, LLC (collectively, the “Sponsor”), which we refer to as our going private transaction. Since then, we have continued to grow through challenging economic times while investing in our future. We have grown our international footprint to become a leader in the center-based child care market in the United Kingdom and have expanded into the Netherlands and India as a platform for further international expansion. In the United States, we have enhanced and grown our back-up dependent care services while adding EdAssist as a new educational advisory service for existing employer clients. We have also expanded our sales force with a specific focus on cross-selling opportunities to our employer clients. We have invested in new technologies to better support our full suite of services and expanded our marketing efforts with additional focus on maximizing occupancy levels in centers where we can improve our economics with increased enrollment.

On January 30, 2013, we completed an initial public offering (“the Offering”) and, after the exercise of the underwriters’ option to purchase additional shares on February 21, 2013, issued a total of 11.6 million shares of common stock in exchange for $233.3 million, net of offering costs. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BFAM.”

Our Competitive Strengths

We believe we have the following competitive strengths:

Market Leading Service Provider

We believe we are the leader in the markets for employer-sponsored center-based child care and back-up dependent care, and that the breadth, depth and quality of our service offerings—developed over a successful 25-year history—represent significant competitive advantages.

We have approximately five times more employer-sponsored centers in the United States than our closest competitor, according to Child Care Information Exchange’s 2010 Employer Child Care Trend Report. We believe the broad geographic reach of our child care centers, with targeted clusters in areas where we believe demand is generally higher and where income demographics are attractive, provides us with an effective platform to market our services to current and new clients. We also believe our pioneering efforts to develop back-up dependent care solutions and educational advisory services for employers to offer as employee benefits have helped to strengthen our position as the provider of choice for employers and working families. We believe we are the only provider who is currently able to offer this broad spectrum of diversified service offerings to employer clients.

Collaborative, Long-term Relationships with Diverse Customer Base

We have more than 850 client relationships with employers across a diverse array of industries, including more than 130 of the Fortune 500 companies, with our largest client contributing less than 3% of our revenue in fiscal 2012 and our largest 10 clients representing less than 13% of our revenue in that year. Our business model places an emphasis on multi-year employer sponsorship contracts where our clients typically fund the development of new child care centers at or near to their worksites and frequently support the ongoing operations of these centers.

Our multiple touch points with both employers and employees give us unique insight into the corporate culture of our clients. This enables us to identify and provide innovative and tailored solutions to address our clients’ specific work/life needs. In addition to full service center-based care, we provide access to a multi-national back-up dependent care network and educational advisory support, allowing us to offer various combinations of services to best meet the needs of specific clients or specific locations for a single client. Our tailored, collaborative approach to employer-sponsored child care has resulted in an annual client retention rate for employer-sponsored centers of approximately 97% over each of the past ten years.

Commitment to Quality

Our business is anchored in the consistent provision of high-quality service offerings to employers and families. We have therefore designed our child care centers to meet or exceed applicable accreditation and rating standards in all of our key markets, including in the United States through the National Academy of Early Childhood Programs, a division of the National Association for the Education of Young Children (“NAEYC”), and in the United Kingdom through the ratings of the Office of Standards in Education. We believe that our voluntary commitment to achieving accreditation standards offers a competitive advantage in securing employer sponsorship opportunities and in attracting and retaining families, because an increasing number of potential and existing employer clients require adherence to accreditation criteria. All of our centers are operated at the quality standard to achieve NAEYC accreditation, which can take two to three years to complete, and we have achieved NAEYC accreditation for more than 70% of our eligible centers. In the United States, NAEYC accreditation is optional and has been achieved by fewer than 10% of child care centers.

“The World at Their Fingertips” is our developmentally appropriate, proprietary curriculum that is based on well-established international early childhood development research and theory including the work of Jean Piaget, Erik Erikson, Maria Montessori, Howard Gardner and Jim Greenman. Our teachers document learning and assess each child’s progress through our online documentation and assessment system. This forms the basis for ongoing parent and teacher collaboration and communication. We maintain our curriculum at the forefront of early education practices by introducing elements that respond to the changing expectations and views of society and new information and theories about the ways in which children learn and grow.

We also believe that strong adult-to-child ratios are a critical factor in delivering our curriculum effectively as well as helping to facilitate more focused care. Our programs, which are designed to meet NAEYC standards for accreditation, will often provide adult-to-child ratios that are more stringent than many state licensing standards.

Market Leading People Practices

Our ability to deliver consistently high-quality care, education and other services is directly related to our ability to attract, retain and motivate our highly skilled workforce. We believe that we have earned a reputation as an employer of choice, and we have consistently been named as a top employer by third-party sources in the United States, the United Kingdom and the Netherlands, including being named as one of the “100 Best Places to Work in America” by Fortune Magazine 14 times.

We believe the education and experience of our center leaders and teachers exceed the industry average. In addition to recurring in-center training and partial tuition reimbursement for continuing education, we have developed a training program that establishes standards for our teachers as well as an in-house online training academy (Bright Horizons University), which allows our employees to earn nationally-recognized child development credentials. Because we consider ongoing training essential to maintaining high-quality service, our facilities have specific budgets that provide for in-center training, attendance at selected outside conferences and seminars and partial tuition reimbursement for continuing education, in addition to the extensive training that our teachers receive in their first year with Bright Horizons.

Capital Efficient Operating Model Provides Platform for Growth, with Attractive Economics

We have achieved uninterrupted year-over-year revenue and adjusted EBITDA growth for each of the last eleven years despite broader macro-economic fluctuations. We have accomplished this growth through a combination of key factors, including: annual tuition increases and escalators in management fees which are designed to keep pace with annual cost increases, the addition of both organic and acquired new centers and modest gains in enrollment within existing centers, the addition and growth of new services such as back-up dependent care and educational advisory services, managing our cost structure in line with enrollment within centers and modest leveraging of our overhead structure as we expand on our revenue base.

With employer sponsors funding the majority of the capital required for new centers developed on their behalf, we have been able to grow our business with limited capital investment, which has contributed to strong cash flows from operations.

We also proactively manage our portfolio of centers to identify and close P&L model centers that we view as underperforming, which enables us to sustain our operating margins and effectively reinvest our capital.

Proven Acquisition Track Record

We have an established acquisition team to pursue potential targets using a proven framework to effectively evaluate potential transactions with the goal of maximizing our return on investment while minimizing risk. Since 2006, we have completed acquisitions of 123 child care centers in the United States, the United Kingdom and the Netherlands, as well as a provider of back-up dependent care services in the United States, representing in aggregate approximately $160 million in annualized revenue. These acquisitions have enabled us to efficiently expand into targeted new markets and increase our presence within existing geographic clusters. Our experience has indicated that many of the smaller regional chains and individual operators seek liquidity and/or lack the professional management and financial resources that are often necessary for continued growth. Our acquisition strategy is also focused on enhancing and diversifying our platform of service offerings, as demonstrated through our 2006 acquisition of College Coach, through which we provide college preparation and admissions counseling.

Experienced Management Team

Our management team has an established track record of operational excellence and has an average tenure of 16 years at Bright Horizons. We have successfully operated Bright Horizons both as a publicly traded company and, since 2008, as a private company. Since then, our management team has navigated challenging macroeconomic conditions and continued to innovate, including rolling out a new technology platform across all of our centers, developing and launching new services including EdAssist, expanding our international presence and actively growing our business both organically and through acquisitions. This team has a proven track record of performance, having increased revenue from $345.9 million in 2001 to $1.07 billion in 2012, and increased adjusted EBITDA from $29.8 million in 2001 to $180.9 million in 2012, representing 830 basis points of adjusted EBITDA margin expansion. During this same period, our net income grew from $11.5 million in 2001 to $39.1 million in 2007 and then declined to $(6.6 million) in 2008 and to $(10.0 million) in 2010. In 2011 and 2012, net income increased $14.8 million and $ 3.7 million, respectively, over the prior year. Net income since 2008 reflects the incremental contributions from growth in the business, offset by the additional debt service obligations and amortization expense incurred in connection with our May 2008 going private transaction.

Our Growth Strategy

We believe that there are significant opportunities to continue to grow our business globally and expand our leadership position by continuing to execute on the following strategies:

Grow Our Client Relationships

Secure Relationships with New Employer Clients. Our addressable market includes approximately 15,000 employers, each with at least 1,000 employees, within the industries that we currently service in the United States and the United Kingdom. This presents us with a significant opportunity to engage new employer sponsors for the development of new centers, back-up dependent care services, College Coach and EdAssist. Our dedicated sales force focuses on establishing new client relationships and is supported by our Horizons Workforce Consulting practice, which helps potential clients to identify the precise work/life offerings that will best meet their strategic goals. We believe that our extensive service offerings, the breadth of our existing presence across the United States and our expanding European platform, as well as our track record of serving major employer sponsors for over 25 years, position us to take advantage of new client opportunities.

Expand Relationships with Existing Employer Clients Through Additional Centers and Cross-Selling. As of December 31, 2012, we operated approximately 200 centers for more than 50 clients with multiple facilities, and we believe there is a significant opportunity to add additional employer-sponsored centers for both these and other existing clients. In addition, only approximately 15% of our clients currently utilize more than one of our four principal service offerings. We believe that employers who have already placed trust in us through sponsorship of one of our services are more likely to add others, which should allow us to increase the number of our employer clients that contract with us to provide multiple services to their employees. In the near term, we expect that this cross-sales growth opportunity will be led by the continued expansion of our BUCA program. Revenues from this highly scalable program have grown at a compound annual growth rate of 20% since 2007 and BUCA users have reported a 99% satisfaction rate, resulting in improved business continuity, enhanced productivity and reduced absenteeism for our employer clients.

Continue to Expand Through the Assumption of Management of Existing Employer-Sponsored Child Care Centers. We occasionally assume the management of existing centers from the incumbent management team, which enables us to develop new client relationships, typically with no capital investment and no purchase price payment. We also evaluate existing centers for expansion or relocation in markets in which our operations have been successful, in order to accommodate demand and enhance our market presence.

Sustain Annual Price Increases to Enable Continued Investments in Quality

We look for opportunities to invest in quality as a way to enhance our reputation with our clients and their employees. By developing a strong reputation for high-quality services and facilities, we are able to support consistent price increases that keep pace with our cost increases. Over our history, these price increases have contributed to our revenue growth and have enabled us to drive margin expansion.

Increase Utilization at Existing Centers

We believe that our mature P&L centers (which we define as centers that have been open for more than three years) are currently operating at utilization levels below our target run rate, in part due to a general deterioration in economic condition from 2008 to 2010. Utilization rates at our mature P&L centers stabilized in 2010 and have grown in 2011 and 2012. We expect to further close the gap between current utilization rates and our target run rate over the next few years.

Selectively Add New Lease/Consortium Centers

We have typically added between six and twelve new lease/consortium centers annually for the past five years, focusing on urban or city surrounding markets where demand is generally higher and where income demographics are generally more supportive of a new center. We also seek to identify locations that we believe have the potential to attract employer sponsorship in the future. We believe there are at least 100 locations across the United States, the United Kingdom and the Netherlands that would be suitable for a new lease/consortium center within the next five years. We expect to open new lease/consortium centers at an annual rate consistent with our current lease/consortium growth rate over at least the next five years.

Continue to Expand Through Selective Acquisitions

We have a long track record of successfully completing and integrating selective acquisitions, as we have sought to expand quickly within targeted geographies in our existing markets and efficiently enter into new markets. Since 2001, we have on average added between 40 and 60 centers per year, of which approximately 45% have been through acquisitions. Our acquisition strategy is focused on enhancing and diversifying our platform of service offerings, as demonstrated through our 2006 acquisition of College Coach. The domestic and international markets for child care and other family support services remain highly fragmented and, we believe, primed for consolidation. We will therefore continue to seek attractive opportunities both for center acquisitions and the acquisition of complementary service offerings.

Our Business Models

Our business is based primarily on multi-year contractual arrangements with employer clients for the provision of full-service center-based child care and early education, back-up dependent care and educational advisory services. These contractual arrangements provide us with significant visibility into our anticipated revenue stream. Employer sponsorship for new centers through capital and ongoing program investment has allowed us to develop a business model that produces customized, high-quality programs in a capital efficient manner. We believe that this, in turn, helps to enhance long-term relationships with our clients and supports our strong employer client retention rate. These key elements are present in each of the business models that we use to provide our suite of services, described below.

Full-Service Center-Based Care

We provide our full-service center-based child care and early education services under two general business models: (i) a P&L model, where we assume the financial risk of operating an employer-sponsored or lease/consortium facility; and (ii) a cost-plus model, where we are paid a fee for managing an employer-sponsored facility on a cost-plus basis. Under both models, we typically retain responsibility for all aspects of center operation, including the hiring and remuneration of employees, contracting with vendors, purchasing supplies and billing and collecting tuition. We work with clients to select the appropriate model and contractual arrangement for each center on a case-by-case basis based on the needs of the particular client and our own expectations regarding size, anticipated term and specific service offering, among other factors. However, we expect that the mix of business models for our centers will remain broadly consistent over time.

•

Profit and Loss Model. Child care and early education centers operating under the P&L model represented approximately 70% of our total centers as of December 31, 2012. We retain financial risk with respect to the profitability of these centers and are therefore subject to variability in financial performance if enrollment levels fluctuate. Typically, however, we expect to achieve a higher margin on our P&L model centers as compared to our cost-plus model centers to reflect the additional financial risk. Our P&L model is further classified into two subcategories: (i) a sponsor model, where we provide child care and early education services on either an exclusive or priority enrollment basis for employees of a specific employer sponsor; and (ii) a lease/consortium model, where we provide child care and early education services to the employees of multiple employers located within a specific real estate development (e.g., an office building or office park), as well as to families in surrounding communities.

•

Sponsor Model. Sponsor model centers typically are characterized by a relationship with a single employer that contracts with us to provide child care and early education for the children of employees at a facility located at or near the employer sponsor’s offices. The employer sponsor generally provides facilities or construction funding, funds the center’s pre-opening expenses and other start-up costs (such as capital equipment and supplies) and often provides funding for ongoing operating costs, including maintenance and repairs. In some cases, the employer sponsor may also provide tuition-related subsidies, which can take the form of a fixed financial subsidy paid directly to us, tuition assistance for its employees or minimum enrollment guarantees to us. Our operating contracts for sponsor model centers have initial terms that typically range from three to ten years.

•

Lease/Consortium Model. Lease/consortium model centers are typically located in areas where both our own experience and regional demographics indicate that demand for our services exists, but where we have not yet identified specific employer sponsorship opportunities, such as office buildings, office parks and heavily trafficked commuter routes. While lease/consortium model centers are typically open to general enrollment, we may also receive a more limited form of sponsorship from local employers who purchase full-service child care or back-up dependent care benefits for their employees. We typically negotiate initial lease terms of 10 to 15 years, often with renewal options, for lease/consortium model centers.

•

Cost-Plus Model. Cost-plus model centers represented approximately 30% of our total center count as of December 31, 2012. As with sponsor model centers, an employer sponsor typically provides the facility (or funds construction costs), funds the pre-opening and start-up costs, and provides funding for ongoing facility maintenance and repair. Once the center has been established, we receive a management fee from the employer sponsor and an operating subsidy based upon an agreed budget to supplement tuition fees that we receive from parents. The cost-plus model also provides the employer sponsor with a greater degree of control over operations, with enrollment typically restricted to children of its employees. Our cost-plus model center contracts have initial terms that generally range from three to five years.

Back-Up Dependent Care

Early in our history, we were a pioneer in center-based back-up dependent care in major urban markets. While we remain the leading provider of dedicated back-up dependent care centers, we created our BUCA program in 2006 to provide families with access to a national network of child care and adult/elder care options when their normal care arrangements are unavailable. BUCA is accessible only to families whose employers offer the back-up dependent care service as an employment benefit. The scope of care available includes back-up dependent care in our child care centers and a contracted network of over 2,500 high-quality child care centers (with whom we often have exclusive back-up dependent care arrangements) in locations where we do not otherwise have centers with available capacity. We also provide back-up dependent care for children and elders/adults in employees’ homes or other locations, which is provided by a contracted network of independent care providers who meet our contractual standards. Care can be arranged by employees 24 hours a day through our contact center or online, allowing employees to reserve care in advance or at the last minute. Our employer clients typically purchase back-up dependent care services for their employees through either: (i) sponsorship of an on-site dedicated back-up center (generally based on the cost-plus model); (ii) the purchase of specific center

“memberships” or levels of uses in one or more of our lease/consortium centers located near the employer’s worksite; or (iii) the purchase of uses across the entire network of BUCA service options, allowing their employees to access care wherever they may live or work.

Educational Advisory Services

Through our educational advisory services, we provide employees of our employer clients with support at every stage of the educational spectrum, both for their children and for themselves as adult learners. Our services help consumers of educational benefits to better manage the complexities of using these services and also enable our employer clients to manage their tuition reimbursement budgets more efficiently. We deliver these services under two brands:

College Coach. Since our acquisition of College Coach in 2006, we have offered services both to employees of our employer clients and directly to families on a retail basis. Our College Coach services include educational advice for middle school, high school and special needs students, college planning, college financial aid counseling, as well as college selection and college admissions counseling. We offer these services in a one-on-one format, as well as through worksite or online workshops. According to a survey we conducted in 2011, among employees with access to College Coach services, 70% reported significant work time savings, 88% reported reduced stress and 72% reported increased job satisfaction. Our contracts with employer clients for College Coach services typically have initial terms of one to three years. We also provide college preparation and admissions counseling on a retail basis at a dozen locations nationwide and online.

EdAssist. In 2007, employers spent an estimated $17 billion on educational assistance benefits designed to help their employees achieve their educational goals or complete continuing education requirements mandated by professional associations or licenses. Developed in 2010, our EdAssist services allow our employer clients to more efficiently manage their tuition reimbursement programs through services such as tuition assistance administration, robust data analytics and individualized counseling to employees. We also provide employers and employees with access to a national network of higher education institutions with whom we have procured preferred relationship status, enabling us to offer financial and other benefits to them. Through EdAssist, our employer clients realized average savings of approximately 22.7% on their tuition assistance spending in 2012. Typically, our clients contract for our EdAssist services on a fee and incentive basis, with initial terms generally ranging from one to three years.

Our Operations

Our primary reporting and operating segments are full-service center-based child care services and back-up dependent care services. Full-service center-based child care includes traditional center-based child care, pre-school and elementary education. Back-up dependent care includes center-based back-up child care, in-home care, mildly ill child care and adult/elder care. Our remaining operations, including our educational advisory services, are included in other educational advisory services.

The following table sets forth our segment information as of the dates and for the periods indicated.

	Full Service Center-Based Care Services	Back-up Dependent Care Services	Other Educational Advisory Services	Total
	(In thousands, except percentages)
Year ended December 31, 2012
Revenue	$922,214	$130,082	$18,642	$1,070,938
As a percentage of total revenue	86%	12%	2%	100%
Income from operations	$60,154	$33,863	$1,447	$95,464
As a percentage of total income from operations	63%	35%	2%	100%
Year ended December 31, 2011
Revenue	$844,595	$114,502	$14,604	$973,701
As a percentage of total revenue	87%	12%	1%	100%
Income from operations	$58,950	$28,669	$(783)	$86,836
As a percentage of total income from operations	68%	33%	(1)%	100%
Year ended December 31, 2010
Revenue	$769,235	$99,086	$9,838	$878,159
As a percentage of total revenue	88%	11%	1%	100%
Income from operations	$46,770	$21,141	$752	$68,663
As a percentage of total income from operations	68%	31%	1%	100%

Full-Service Child Care

Our full-service center operations are organized into geographic divisions led by a Division Vice President of Center Operations who, in turn, reports to a Senior Vice President of Center Operations. Each division is further divided into regions, each supervised by a Regional Manager who oversees the operational performance of approximately six to eight centers and is responsible for supervising the program quality, financial performance and client relationships. A typical center is managed by a small administrative team under the leadership of a Center Director. A Center Director has day-to-day operating responsibility for the center, including training, management of staff, licensing compliance, implementation of curricula, conducting child assessments and enrollment. Our corporate offices provide centralized administrative support for accounting, finance, information systems, legal, payroll, risk management, marketing and human resources functions. We follow this underlying operational structure for center operations in each country in which we operate.

Center hours of operation are designed to match the schedules of employer sponsors and working families. Most of our centers are open 10 to 12 hours a day with typical hours of operation from 7:00 a.m. to 6:00 p.m., Monday through Friday. We offer a variety of enrollment options, ranging from full-time to part-time scheduling.

Tuition paid by families varies depending on the age of the child, the available adult-to-child ratio, the geographic location and the extent to which an employer sponsor subsidizes tuition. Based on a sample of 250 of our child care and early education centers, the average tuition rate at our centers in the United States is $1,670 per month for infants (typically ages three to sixteen months), $1,470 per month for toddlers (typically ages sixteen months to three years) and $1,165 per month for preschoolers (typically ages three to five years). Tuition at most of our child care and early education centers is payable in advance and is due either monthly or weekly. In many cases, families can pay tuition through payroll deductions or through Automated Clearing House withdrawals.

Revenue per center typically averages between $1.3 million and $1.6 million at our centers in North America, and averages between $0.7 million and $1.0 million at our centers in Europe, primarily due to the larger average size of our centers in North America. Gross margin at our centers typically averages between 15% and 25%, with our cost-plus model centers typically at the lower end of that range and our lease/consortium centers at the higher end.

Cost of services consists of direct expenses associated with the operation of child care and early education centers and direct expenses to provide back-up dependent care services and educational advisory services. Direct expenses consist primarily of payroll and benefits for personnel, food costs, program supplies and materials, parent marketing and facilities costs, which include depreciation. Personnel costs are the largest component of a center’s operating costs and comprise approximately 75% of a center’s operating expenses. In a P&L model center, we are often responsible for additional costs that are typically paid or provided directly by a client in centers operating under the cost-plus model, such as facilities costs. As a result, personnel costs in centers operating under P&L models will often represent a smaller percentage of overall costs when compared to centers operating under cost-plus models.

Selling, general and administrative expenses (“SGA”) consist primarily of salaries, payroll taxes and benefits (including stock-based compensation costs) for non-center personnel, which includes corporate, regional and business development personnel, accounting and legal, information technology, occupancy costs for corporate and regional personnel, management/advisory fees and other general corporate expenses.

Back-Up Dependent Care

Our back-up dependent care division is led by a Senior Vice President of Operations with Divisional Vice Presidents leading back-up center operations and the BUCA program. The dedicated back-up centers that we operate are organized in a similar structure to full-service centers, with regional managers overseeing approximately six to eight centers each and with center-based administrative teams that mirror the administrative teams in full-service centers. The dedicated back-up centers are either exclusive to a single employer or are consortium centers that have multiple employer sponsors, as well as uses from the BUCA program. Care is arranged through a 24 hours-a-day contact center or online, allowing employees to reserve care in advance or at the last minute. We operate our own contact center in Broomfield, Colorado, which is overseen by the Division Vice President responsible for BUCA, and contract with an additional contact center located in Durham, North Carolina to complement our ability to handle demand fluctuations and to provide seamless service 24 hours a day.

Back-up dependent care revenue is comprised of fees or subsidies paid by employer sponsors, as well as co-payments collected from users at the point of service. Cost of services consist of fees paid to providers for care delivered as part of their contractual relationships with us, personnel and related direct service costs of the contact centers and any other expenses related to the coordination or delivery of care and service. For Bright Horizons back-up centers, cost of service also includes all direct expenses associated with the operation of the centers. SGA related to back-up dependent care is similar to SGA for full-service care, with additional expenses related to the information technology necessary to operate this service, the ongoing development and maintenance of the provider network and additional personnel needed as a result of more significant client management and reporting requirements.

Educational Advisory Services

Our educational advisory services consist of our College Coach services and our EdAssist services.

College Coach. Our College Coach services are provided by College Coach’s educators, all of whom have experience working at senior levels in admissions or financial aid at colleges and universities. We work with employer clients who offer these services as a benefit to their employees, and we also provide these services directly to families on a retail basis. We have 12 College Coach offices in the United States, located primarily in metropolitan areas, where we believe the demand for these services is greatest. College Coach derives revenue mainly from employer clients who contract with us for an agreed upon number of workshops, access to our proprietary virtual learning center and individual counseling. The College Coach division is managed by a vice president and general manager who has responsibility for the growth and profitability of this division.

EdAssist. Our EdAssist services are provided through a proprietary software system for processing and data analytics, as well as a team of compliance professionals who audit employee reimbursements. We also provide customer service through contact centers in Broomfield, Colorado and Durham, North Carolina. The EdAssist services derive revenue directly from fees paid by employer sponsors under contracts that are typically three years in length. The EdAssist division is managed by a vice president and general manager who has responsibility for the growth and profitability of this division.

Educational advisory services revenue is comprised of fees or subsidies paid by employer clients, as well as copayments or retail fees collected from users at the point of service. Cost of services consist of personnel and direct service costs of the contact centers, and other expenses related to the coordination and delivery of advisory and counseling services.

Geography

We operate in two primary regions: North America, which includes the United States, Canada and Puerto Rico, and Europe, which we define to include the United Kingdom, the Netherlands, Ireland and India. The following table sets forth certain financial data for these geographic regions for the periods indicated.

	North America	Europe	Total
	(In thousands, except percentages)
Year ended December 31, 2012
Revenue	$901,210	$169,728	$1,070,938
As a percentage of total revenue	84%	16%	100%
Long-lived assets, net	$230,807	$109,569	$340,376
As a percentage of total fixed assets, net	68%	32%	100%
Year ended December 31, 2011
Revenue	$843,645	$130,056	$973,701
As a percentage of total revenue	87%	13%	100%
Long-lived assets, net	$198,468	$38,689	$237,157
As a percentage of total fixed assets, net	84%	16%	100%
Year ended December 31, 2010
Revenue	$770,848	$107,311	$878,159
As a percentage of total revenue	88%	12%	100%
Long-lived assets, net	$188,727	$31,110	$219,837
As a percentage of total fixed assets, net	86%	14%	100%

Our international business primarily consists of child care centers throughout the United Kingdom and the Netherlands and is overseen by a senior vice president. In 2012, we added 50 centers worldwide, including 27 in the United Kingdom as a result of the completion of the acquisition of Huntyard Limited (“Huntyard”), the parent company of Casterbridge Care and Education Group Ltd (“Casterbridge”), on May 23, 2012. As of December 31, 2012, we had a total of 169 centers in Europe.

Marketing

We market our services to prospective employer sponsors, current clients and their employees, and to parents. Our sales force is organized on both a centralized and regional basis and is responsible for identifying potential employer sponsors, targeting real estate development opportunities, identifying potential acquisitions and managing the overall sales process. We reach out to employers via word of mouth, direct mail campaigns, digital outreach and advertising, conference networking, webinars and social media. In addition, as a result of our visibility among human resources professionals as a high-quality dependent care service provider, potential employer sponsors regularly contact us requesting proposals, and we often compete for employer-sponsorship opportunities through request for proposal processes. Our management team is involved at the national level with education, work/life and children’s advocacy, and we believe that their prominence and involvement in such issues also helps us attract new business. We communicate regularly with existing clients to increase awareness of the full suite of services that we provide for key life stages and to explore opportunities to enhance current partnerships.

We also have a direct-to-consumer, or parent, marketing department that supports parent enrollment efforts through the development of marketing programs, including the preparation of promotional materials. The parent marketing team is organized on both a centralized and regional basis and works with center directors and our contract centers to build enrollment. New enrollment is generated by word of mouth, print advertising, direct mail campaigns, digital marketing, parent referral programs and business outreach. Individual centers may receive assistance from employer sponsors, who often provide access to channels of internal communication, such as e-mail, websites, intranets, mailing lists and internal publications. In addition, many employer sponsors promote the child care and early education center as an important employee benefit.

Competition

We believe that we are a leader in the markets for employer-sponsored center-based child care and back-up dependent care and maintain approximately five times more market share in the United States than our closest competitors who provide employer-sponsored centers. The market for child care and early education services is highly fragmented, and we compete for enrollment and for sponsorship of child care and early education centers with a variety of other businesses including large residential child care companies, regional child care providers, family day care (operated out of the caregiver’s home), nannies, for-profit and not-for-profit full- and part-time nursery schools, private schools and public elementary schools, and not-for-profit and government-funded providers of center-based child care. Our principal competitors for employer-sponsored centers include Knowledge Learning Corporation, Children’s Choice, New Horizons, Kids Unlimited, Childbase and Busy Bees in the United States and the United Kingdom. Competition for back-up dependent care and educational advising comes from some of these same competitors in addition to employee assistance programs, payment processors and smaller work/life companies. In addition, we compete for enrollment on a center-by-center basis with some of the providers named above, along with many local and national providers, such as Goddard Schools, Primrose Preschools, Asquith Court, Catalpa, SKON and Learning Care Group in the United States, the United Kingdom and the Netherlands.

We believe that the key factors in the competition for enrollment are quality of care, site convenience and cost. We believe that many center-based child care providers are able to offer care at lower prices than we do by utilizing less intensive adult-to-child ratios and offering their staff lower compensation and limited or less affordable benefits. While our tuition levels are generally higher than our competitors, we compete primarily based on the convenience of a work-site location and a higher level of program quality. In addition, many of our competitors may have access to greater financial resources (such as access to government funding or other subsidies), or may benefit from broader name recognition (such as established regional providers) or comply or are required to comply with fewer or less costly health, safety, and operational regulations than those with which we comply (such as the more limited health, safety and operational regulatory requirements typically applicable to family day care operations in caregivers’ homes).

We believe that our primary focus on employer clients and track record for achieving and maintaining high-quality standards distinguishes us from our competitors. We believe we are well-positioned to continue attracting new employer sponsors due to our extensive service offerings, established reputation, position as a quality leader and track record of serving major employer sponsors for over 25 years.

Intellectual Property

We believe that our name and logo have significant value and are important to our operations. We own and use various registered and unregistered trademarks covering the names Bright Horizons and Bright Horizons Family Solutions, our logo and a number of other names, slogans and designs. We frequently license the use of our registered trademarks to our clients in connection with the use of our services, subject to customary restrictions. We actively protect our trademarks by registering the marks in a variety of countries and geographic areas, including North America, Asia and Southeast Asia, the Pacific Rim, Europe and Australia. These registrations are subject to varying terms and renewal options. However, not all of the trademarks or service marks have been registered in all of the countries in which we do business, and we are aware of persons using similar marks in certain countries in which we currently do not do business. Meanwhile, we monitor our trademarks and vigorously oppose the infringement of any of our marks. We do not hold any patents, and we hold copyright registrations for certain materials that are material to the operation of our business. We generally rely on common law protection for those copyrighted works which are not material to the operation of our business. We also license some intellectual property from third parties for use in our business. Such licenses are not individually or in the aggregate material to our business.

Regulatory Matters

We are subject to various federal, state and local laws affecting the operation of our business, including various licensing, health, fire and safety requirements and standards. In most jurisdictions in which we operate, our child care centers are required by law to meet a variety of operational requirements, including minimum qualifications and background checks for our teachers and other center personnel. State and local regulations may also impact the design and furnishing of our centers.

Internationally, we are subject to national and local laws and regulations that often are similar to those affecting us in the United States, including laws and regulations concerning various licensing, health, fire and safety requirements and standards. We believe that our centers comply in all material respects with all applicable laws and regulations in these countries.

Health and Safety

The safety and well-being of children and our employees is paramount for us. We employ a variety of security measures at our child care and early education centers, which typically include secure electronic access systems as well as sign-in and sign-out procedures for children, among other site-specific security measures. In addition, our trained teachers and open center designs help ensure the health and safety of children. Our child care and early education centers are designed to minimize the risk of injury to children by incorporating such features as child-sized amenities, rounded corners on furniture and fixtures, age-appropriate toys and equipment and cushioned fall zones surrounding play structures.

Each center is further guided by a policies and procedures manual and a center management guide that address protocols for safe and appropriate care of children and center administration. These guidelines establish center protocols in areas including the safe handling of medications, managing child illness or health emergencies and a variety of other critical aspects of care to ensure that centers meet or exceed all mandated licensing standards. The center management guide is reviewed and updated continuously by a team of internal experts, and center personnel are trained on center practices using this tool. Our proprietary We Care system supports proper supervision of children and documents the transitions of children to and from the care of teachers and parents or from one classroom to another during the day.

Environmental

Our operations, including the selection and development of the properties that we lease and any construction or improvements that we make at those locations, are subject to a variety of federal, state and local laws and regulations, including environmental, zoning and land use requirements. In addition, we have a practice of conducting site evaluations on each freestanding or newly constructed or renovated property that we own or lease. Although we have no known material environmental liabilities, environmental laws may require owners or operators of contaminated property to remediate that property, regardless of fault.

Employees

As of December 31, 2012, we had approximately 22,000 employees (including part-time and substitute teachers), of whom approximately 1,000 were employed at our corporate, divisional and regional offices, and the remainder of whom were employed at our child care and early education centers. Child care and early education center employees include teachers and support personnel. The total number of employees includes approximately 4,000 employees working outside of the United States. We conduct annual surveys to assess employee satisfaction and can adjust programs, benefits offerings, trainings, communications and other support to meet employee needs and enhance retention. We have a long track record of being named a “Best Place to Work” in the United States and more recently in the United Kingdom, Ireland and the Netherlands based largely upon employee responses to surveys. We believe our relationships with our employees are good.

Facilities

Our child care and early education centers are primarily operated at work-site locations and vary in design and capacity in accordance with employer sponsor needs and state and local regulatory requirements. Our North American child care and early education centers typically have an average capacity of 126 children. Our locations in Europe and India have an average capacity of 70 children. As of December 31, 2012, our child care and early education centers had a total licensed capacity of approximately 87,100 children, with the smallest center having a capacity of 10 children and the largest having a capacity of approximately 500 children.

We believe that attractive, spacious and child-friendly facilities with warm, nurturing and welcoming atmospheres are an important element in fostering a high-quality learning environment for children. Our centers are designed to be open and bright and to maximize supervision visibility. We devote considerable resources to equipping our centers with child-sized amenities, indoor and outdoor play areas comprised of age-appropriate materials and design, family hospitality areas and computer centers. Commercial kitchens are typically only present in those centers where regulations require that hot meals be prepared on site.

Available Information

We make available, free of charge, on our corporate website www.brighthorizons.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information filed wit the SEC is also available at www.sec.gov. References to these websites do not constitute incorporation by reference of the information contained therein and should not be considered part of this document.

Item 1A. Risk Factors

Risks Related to Our Business and Industry

Changes in the demand for child care and other dependent care services, which may be negatively affected by economic conditions, may affect our operating results.

Our business strategy depends on employers recognizing the value in providing employees with child care and other dependent care services as an employee benefit. The number of employers that view such services as cost-effective or beneficial to their work forces may not continue to grow or may diminish. In addition, demographic trends, including the number of dual-income families in the work force, may not continue to lead to increased demand for our services. Such changes could materially and adversely affect our business and operating results.

Even among employers that recognize the value of our services, demand may be adversely affected by general economic conditions. For example, during the recent recession, we believe sustained uncertainty in U.S. and global economic conditions and persistently high unemployment domestically resulted in reduced enrollment levels at our mature P&L centers, and enrollment remains below pre-recession levels, and in certain locations has not begun to recover. Should the economy experience additional or prolonged weakness, employer clients may reduce or eliminate their sponsorship of work and family services, and prospective clients may not commit resources to such services. In addition, a reduction in the size of an employer’s workforce could negatively impact the demand for our services and result in reduced enrollment or failure of our employer clients to renew their contracts. A deterioration of general economic conditions may adversely impact the need for our services because out-of-work parents may diminish or discontinue the use of child care services, or be unwilling to pay tuition for high-quality services. Additionally, we may not be able to increase tuition at a rate consistent with increases in our operating costs. If demand for our services were to decrease, it could disrupt our operations and have a material adverse effect on our business and operating results.

Our business depends largely on our ability to hire and retain qualified teachers.

State laws require our teachers and other staff members to meet certain educational and other minimum requirements, and we often require that teachers and staff at our centers have additional qualifications. We are also required by state laws to maintain certain prescribed minimum adult-to-child ratios. If we are unable to hire and retain qualified teachers at a center, we could be required to reduce enrollment or be prevented from accepting additional enrollment in order to comply with such mandated ratios. In certain markets, we may experience difficulty in attracting, hiring and retaining qualified teachers, which may require us to offer increased salaries and enhanced benefits in these more competitive markets. This could result in increased costs at centers located in these markets. Difficulties in hiring and retaining qualified personnel may also affect our ability to meet growth objectives in certain geographies and to take advantage of additional enrollment opportunities at our child care and early education centers in these markets.

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness. As of December 31, 2012, we had total indebtedness of $928.3 million, excluding approximately $0.8 million of undrawn letters of credit and $74.9 million of unused commitments under our revolving credit facility.

On January 30, 2013, we entered into new $890.0 million senior secured credit facilities to refinance all of the existing indebtedness under the senior credit facilities and the senior subordinated notes.

We currently have total indebtedness of $790.0 million, excluding approximately $0.8 million of undrawn letters of credit and $99.9 million of unused commitments under our revolving credit facility. Our high level of debt could have important consequences, including:

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing;

•

requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior credit facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete; and

•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the agreement governing our new senior secured credit facilities contains restrictions on the incurrence of additional indebtedness, those restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with those restrictions could be substantial. We may also seek to amend or refinance one or more of our debt instruments to permit us to finance our growth strategy or improve the terms of our indebtedness, just as we amended our prior senior secured credit facilities in 2012 to finance the acquisition of Casterbridge in the United Kingdom in May 2012, and, in January 2013, refinanced the senior secured credit facilities and senior subordinated notes, described elsewhere in this annual report on Form 10-K.

In addition, the borrowings under our new senior secured credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. Assuming all amounts under our new senior secured credit facilities are fully drawn, a 100 basis point change in interest rates would result in a $8.9 million change in annual interest expense on our indebtedness under our new senior secured credit facilities (subject to our base rate and LIBOR floors, as applicable). While we may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The new credit agreement governing our $890.0 million senior secured credit facilities contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur certain liens, make investments and acquisitions, incur or guarantee additional indebtedness, pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock, or enter into certain other types of contractual arrangements affecting our subsidiaries or indebtedness. In addition, the restrictive covenants in the new $890.0 million credit agreement governing our senior secured credit facilities require us to maintain specified financial ratios and satisfy other financial condition tests, and we expect that the agreements governing any new senior secured credit facilities will contain similar requirements to satisfy financial condition tests and, with respect to any new revolving credit facility, maintain specified financial ratios, subject to certain conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control.

A breach of the covenants under the credit agreement governing our new $890.0 million senior secured credit facilities could result in an event of default unless we obtain a waiver to avoid such default. If we are unable to obtain a waiver, such a default may allow the creditors to accelerate the related debt and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

Acquisitions may disrupt our operations or expose us to additional risk.

Acquisitions are an integral part of our growth strategy. Acquisitions involve numerous risks, including potential difficulties in the integration of acquired operations, such as bringing new centers through the re-licensing or accreditation processes, successfully implementing our curriculum programs, not meeting financial objectives, increased costs, undisclosed liabilities not covered by insurance or by the terms of the acquisition, diversion of management’s attention and resources in connection with an acquisition, loss of key employees of the acquired operation, failure of acquired operations to effectively and timely adopt our internal control processes and other policies, and write-offs or impairment charges relating to goodwill and other intangible assets. We may not have success in identifying, executing and integrating acquisitions in the future.

The success of our operations in international markets is highly dependent on the expertise of local management and operating staff, as well as the political, social, legal and economic operating conditions of each country in which we operate.

The success of our business depends on the actions of our employees. In international markets that are newer to our business, we are highly dependent on our current local management and operating staff to operate our centers in these markets in accordance with local law and best practices. If the local management or operating staff were to leave our employment, we would have to expend significant time and resources building up our management or operational expertise in these markets. Such a transition could adversely affect our reputation in these markets and could materially and adversely affect our business and operating results.

If the international markets in which we compete are affected by changes in political, social, legal, economic or other factors, our business and operating results may be materially and adversely affected. As of December 31, 2012, we had 171 centers located in five foreign countries; therefore, we are subject to inherent risks attributed to operating in a global economy. Our international operations may subject us to additional risks that differ in each country in which we operate, and such risks may negatively affect our results. The factors impacting the international markets in which we operate may include changes in laws and regulations affecting the operation of child care centers, the imposition of restrictions on currency conversion or the transfer of funds or increases in the taxes paid and other changes in applicable tax laws.

In addition, instability in European financial markets or other events could cause fluctuations in exchange rates that may affect our revenues. Most of our revenues, costs and debts are denominated in U.S. dollars. However, revenues and costs from our operations outside of the United States are denominated in the currency of the country in which the center is located, and these currencies could become less valuable as a result of exchange rate fluctuations. The current European debt crisis and related European financial restructuring efforts may cause the value of the European currencies, including the British pound and the Euro, to deteriorate. The potential dissolution of the Euro, or market perceptions concerning this and related issues, could adversely affect the value of our Euro- and British pound-denominated assets. Unfavorable currency fluctuations as a result of this and other market forces could result in a reduction in our revenues and net earnings, which in turn could materially and adversely affect our business and operating results.

Because our success depends substantially on the value of our brands and reputation as a provider of choice, adverse publicity could impact the demand for our services.

Adverse publicity concerning reported incidents or allegations of physical or sexual abuse or other harm to a child at any child care center, whether or not directly relating to or involving Bright Horizons, could result in decreased enrollment at our child care centers, termination of existing corporate relationships or inability to attract new corporate relationships, or increased insurance costs, all of which could adversely affect our operations. Brand value and our reputation can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in substantial litigation. These incidents may arise from events that are beyond our ability to control and may damage our brands and reputation, such as instances of physical or sexual abuse or actions taken (or not taken) by one or more center managers or teachers relating to the health, safety or welfare of children in our care. In addition, from time to time, customers and others make claims and take legal action against us. Whether or not customer claims or legal action related to our performance have merit, they may adversely affect our reputation and the demand for our services. Demand for our services could diminish significantly if any such incidents or other matters erode consumer confidence in us or our services, which would likely result in lower sales, and could materially and adversely affect our business and operating results. Any reputational damage could have a material adverse effect on our brand value and our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Our business activities subject us to litigation risks that may lead to significant reputational damage, money damages and other remedies and increase our litigation expense.

Because of the nature of our business, we may be subject to claims and litigation alleging negligence, inadequate supervision or other grounds for liability arising from injuries or other harm to the people we serve, primarily children. We may also be subject to employee claims based on, among other things, discrimination, harassment or wrongful termination. In addition, claimants may seek damages from us for physical or sexual abuse, and other acts allegedly committed by our employees or agents. We face the risk that additional lawsuits may be filed which could result in damages and other costs that our insurance may be inadequate to cover. In addition to diverting our management resources, such allegations may result in publicity that may materially and adversely affect us and our brands, regardless of whether such allegations are valid. Any such claim or the publicity resulting from it may have a material adverse effect on our business, reputation, results of operations and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for our services from employer sponsors and families.

Our international operations may be subject to additional risks related to litigation, including difficulties enforcing contractual obligations governed by foreign law due to differing interpretations of rights and obligations, limitations on the availability of insurance coverage and limits, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems and reduced or diminished protection of intellectual property. A substantial judgment against us or one of our subsidiaries could materially and adversely affect our business and operating results.

Our continued profitability depends on our ability to pass on our increased costs to our customers.

Hiring and retaining key employees and qualified personnel, including teachers, is critical to our business. Because we are primarily a services business, inflationary factors such as wage and benefits cost increases result in significant increases in the costs of running our business. In addition, increased competition for teachers in certain markets could result in significant increases in the costs of running our business. Any employee organizing efforts could also increase our payroll and benefits expenses. Our success depends on our ability to continue to pass along these costs to our customers. In the event that we cannot increase the cost of our services to cover these higher wage and benefit costs without reducing customer demand for our services, our revenues could be adversely affected, which could have a material adverse effect on our financial condition and results of operations, as well as our growth.

Changes in our relationships with employer sponsors may affect our operating results.

We derive a significant portion of our business from child care and early education centers associated with employer sponsors for whom we provide these services at single or multiple sites pursuant to contractual arrangements. Our contracts with employers for full service center-based care typically have terms of three to ten years, and our contracts related to back-up dependent care typically have terms of one to three years. While we have a history of consistent contract renewals, we may not experience a similar renewal rate in the future. The termination or non-renewal of a significant number of contracts or the termination of a multiple-site client relationship could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Significant increases in the costs of insurance or of insurance claims or our deductibles may negatively affect our profitability.

We currently maintain the following major types of commercial insurance policies: workers’ compensation, commercial general liability (including coverage for sexual and physical abuse), professional liability, automobile liability, excess and “umbrella” liability, commercial property coverage, student accident coverage, employment practices liability, commercial crime coverage, fiduciary liability, privacy breach/Internet liability and directors’ and officers’ liability. These policies are subject to various limitations, exclusions and deductibles. To date, we have been able to obtain insurance in amounts we believe to be appropriate. Such insurance, particularly coverage for sexual and physical abuse, may not continue to be readily available to us in the form or amounts we have been able to obtain in the past, or our insurance premiums could materially increase in the future as a consequence of conditions in the insurance business or in the child care industry.

Changes in laws and regulations could impact the way we conduct business.

Our child care and early education centers are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other issues, the adequacy of buildings and equipment, licensed capacity, the ratio of adults to children, educational qualifications and training of staff, record keeping, dietary program, daily curriculum, hiring practices and compliance with health and safety standards. Failure of a child care or early education center to comply with applicable regulations and requirements could subject it to governmental sanctions, which can include fines, corrective orders, placement on probation or, in more serious cases, suspension or revocation of one or more of our child care centers’ licenses to operate, and require significant expenditures to bring our centers into compliance. Although we expect to pay employees at rates above the minimum wage, increases in the statutory minimum wage rates could result in a corresponding increase in the wages we pay to our employees.

Our operating results are subject to seasonal fluctuations.

Our revenue and results of operations fluctuate with the seasonal demands for child care and the other services we provide. Revenue in our child care centers that have mature operating levels typically declines during the third quarter due to decreased enrollments over the summer months as families withdraw children for vacations and older children transition into elementary schools. In addition, use of our back-up services tends to be higher when school is not in session and during holiday periods, which can increase the operating costs of the program and impact results of operations. We may be unable to adjust our expenses on a short-term basis to minimize the effect of these fluctuations in revenue. Our quarterly results of operations may also fluctuate based upon the number and timing of child care center openings and/or closings, acquisitions, the performance of new and existing child care and early education centers, the contractual arrangements under which child care centers are operated, the change in the mix of such contractual arrangements, competitive factors and general economic conditions. The inability of existing child care centers to maintain their current enrollment levels and profitability, the failure of newly opened child care centers to contribute to profitability and the failure to maintain and grow our other services could result in additional fluctuations in our future operating results on a quarterly or annual basis.

We depend on key management and key employees to manage our business.

Our success depends on the efforts, abilities and continued services of our executive officers and other key employees. We believe future success will depend upon our ability to continue to attract, motivate and retain highly-skilled managerial, sales and marketing, divisional, regional and child care and early education center director personnel.

Significant competition in our industry could adversely affect our results of operations.

We compete for enrollment and sponsorship of our child care and early education centers in a highly-fragmented market. For enrollment, we compete with family child care (operated out of the caregiver’s home)

and center-based child care (such as residential and work-site child care centers, full- and part-time nursery schools, private and public elementary schools and church-affiliated and other not-for-profit providers). In addition, substitutes for organized child care, such as relatives and nannies caring for children, can represent lower cost alternatives to our services. For sponsorship, we compete primarily with large residential child care companies with divisions focused on employer sponsorship and with regional child care providers who target employer sponsorship. We believe that our ability to compete successfully depends on a number of factors, including quality of care, site convenience and cost. We often face a price disadvantage to our competition, which may have access to greater financial resources, greater name recognition or lower operating or compliance costs. In addition, certain competitors may be able to operate with little or no rental expense and sometimes do not comply or are not required to comply with the same health, safety and operational regulations with which we comply. Therefore, we may be unable to continue to compete successfully against current and future competitors.

The growth of our business may be adversely affected if we do not execute our growth strategies successfully.

Our ability to grow in the future will depend upon a number of factors, including the ability to develop and expand new and existing client relationships, to continue to provide and expand the high-quality services we offer and to hire and train qualified personnel. Achieving and sustaining growth increases requires the successful execution of our growth strategies, which may require the implementation of enhancements to operational and financial systems, expanded sales and marketing capacity and additional or new organizational resources. We may be unable to manage our expanding operations effectively, or we may be unable to maintain or accelerate our growth.

Governmental universal child care benefit programs could reduce the demand for our services.

National, state or local child care benefit programs comprised primarily of subsidies in the form of tax credits or other direct government financial aid provide us opportunities for expansion in additional markets. However, a universal benefit with governmentally mandated or provided child care could reduce the demand for early care services at our existing child care and early education centers due to the availability of lower cost care alternatives or could place downward pressure on the tuition and fees we charge, which could adversely affect our revenues and results of operations.

Breaches in data security could adversely affect our financial condition and operating results.

For various operational needs, we receive certain personal information including credit card information and personal information for the children and families that we serve. While we have policies and practices that protect our data, a compromise of our systems that results in unauthorized persons obtaining personal information could adversely affect our reputation and our operations, results of operations, financial condition or cash flows, and could result in litigation against us or in the imposition of penalties. In addition, a security breach could require us to expend significant additional resources related to the security of our information systems and could result in a disruption to our operations.

A regional or global health pandemic or other catastrophic event could severely disrupt our business.

A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. A regional or global health pandemic, depending upon its duration and severity, could severely affect our business. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public in the event of a health pandemic, and local, regional or national governments might limit or ban public interactions to halt or delay the spread of diseases causing business disruptions and the temporary closure of our centers. Additionally, a health pandemic could also impair our ability to hire and retain an adequate level of staff. A health pandemic may have a disproportionate impact on our business compared to other companies that depend less on the performance of services by employees.

Other unforeseen events, including war, terrorism and other international, regional or local instability or conflicts (including labor issues), embargos, natural disasters such as earthquakes, tsunamis, hurricanes, or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations or result in political or economic instability. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public as a result of one or more of these events.

Risks Related to Our Common Stock

We are a “controlled company” within the meaning of the New York Stock Exchange listing rules and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Our Sponsor continues to control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements including:

•	the requirement that a majority of the board of directors consist of independent directors;

•

the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

We intend to continue to utilize these exemptions for so long as the Sponsor continues to control a majority of the voting power of our outstanding common stock. As a result, we do not have a majority of independent directors, our compensation committee does not consist entirely of independent directors and the board committees are not subject to annual performance evaluations. In addition, we do not have a nominating and corporate governance committee. Accordingly, investors do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange (“NYSE”).

The Sponsor has agreed, subject to certain exceptions, not to sell or otherwise dispose of any shares of our common stock or other capital stock or other securities exercisable or convertible therefor for a period of at least 180 days after January 24, 2013, the date our initial public offering became effective, without the prior written consent of Goldman, Sachs & Co., J.P. Morgan Securities LLC and Barclays Capital Inc. Except for this brief period, there can be no assurance as to the period of time during which the Sponsor will maintain its ownership of our common stock.

Our stock price could be extremely volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.

Since our initial public offering in January 2013, the price of our common stock, as reported by NYSE, has ranged from a low of $22.00 on January 25, 2013 to a high of $35.13 on March 20, 2013.

The stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere herein and others such as:

•	variations in our operating performance and the performance of our competitors;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities; and

•	changes in general market and economic conditions.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

There may be sales of a substantial amount of our common stock by our current stockholders, and these sales could cause the price of our common stock to fall.

As of March 15, 2013, there were 64,533,873 shares of common stock outstanding. Approximately 79.9% of our outstanding common stock is beneficially owned by investment funds affiliated with the Sponsor and members of our management and employees.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future.

In addition, certain holders of shares of our common stock may require us to register their shares for resale under the federal securities laws, and holders of additional shares of our common stock would be entitled to have their shares included in any such registration statement, all subject to reduction upon the request of the underwriter of the Offering, if any. Registration of those shares would allow the holders to immediately resell their shares in the public market. Any such sales or anticipation thereof could cause the market price of our common stock to decline.

In addition, we have registered 5 million shares of common stock that are reserved for issuance under our 2012 Omnibus Long-Term Incentive Plan.

Provisions in our charter documents and Delaware law may deter takeover efforts that could be beneficial to stockholder value.

In addition to the Sponsor’s beneficial ownership of a controlling percentage of our common stock, our certificate of incorporation and by-laws and Delaware law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and limitations on actions by our stockholders. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Sponsor. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our by-laws, or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

The Sponsor continues to have significant influence over us in the future, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

We are currently controlled by the Sponsor. As of March 15, 2013, investment funds affiliated with the Sponsor beneficially owned 79.9% of our outstanding common stock. For as long as the Sponsor continues to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to direct the election of all of the members of our board of directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, the Sponsor will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in our control and could take other actions that might be favorable to it. Even if its ownership falls below 50%, the Sponsor will continue to be able to strongly influence or effectively control our decisions.

Additionally, the Sponsor is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsor may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior credit facilities. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 86,000 square feet of office space for our corporate headquarters in Watertown, Massachusetts under an operating lease that expires in 2020, with two ten-year renewal options. We also lease approximately 24,000 square feet for our contact center in Broomfield, Colorado, as well as space for regional administrative offices located in New York City; Brentwood, Tennessee; Corte Madera, California; Lisle, Illinois; Irving, Texas; Deerfield Beach, Florida; Rushden, London and Edinburgh in the United Kingdom; and Amsterdam, in the Netherlands. In addition, we also maintain small, regional offices for our College Coach division.

As of December 31, 2012, we operated 765 child care and early education centers in 42 U.S. states and the District of Columbia, Puerto Rico, the United Kingdom, Canada, Ireland, the Netherlands and India, of which 72 were owned, with the remaining centers being operated under leases or operating agreements. The leases typically have initial terms ranging from 10 to 15 years with various expiration dates, often with renewal options. Certain owned properties are subject to mortgages under the terms of our senior credit agreement governing our senior credit facilities.

The following table summarizes the locations of our child care and early education centers as of December 31, 2012:

Location	Number of Centers
Alabama	3
Alaska	1
Arizona	6
California	68
Colorado	18
Connecticut	20
Delaware	8
District of Columbia	19
Florida	29
Georgia	20
Illinois	40
Indiana	7
Iowa	7
Kentucky	5
Louisiana	2
Maine	2
Maryland	13
Massachusetts	55
Michigan	9
Minnesota	9
Missouri	7
Montana	1
Nebraska	4
Nevada	4
New Hampshire	3
New Jersey	55
New Mexico	1
New York	45
North Carolina	21
Ohio	9
Oklahoma	1
Oregon	1
Pennsylvania	18
Puerto Rico	1
Rhode Island	1
South Carolina	1
South Dakota	1
Tennessee	5
Texas	25
Utah	1
Virginia	14
Washington	23
Wisconsin	10
Wyoming	1
Canada	2
Ireland	7
United Kingdom	139
Netherlands	22
India	1

We believe that our properties are generally in good condition, are adequate for our operations, and meet or exceed the regulatory requirements for health, safety and child care licensing established by the governments where they are located.

Item 3.	Legal Proceedings

We are, from time to time, subject to claims and suits arising in the ordinary course of business. Such claims have in the past generally been covered by insurance. We believe the resolution of such legal matters will not have a material adverse effect on our financial condition, results of operations or cash flows, although we cannot predict the ultimate outcome of any such actions. Furthermore, there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims brought against us.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

Our common stock began trading on the New York Stock Exchange under the symbol “BFAM” on January 25, 2013. Prior to that time, there was no public market for our common stock. There were approximately 25 shareholders as of March 15, 2013 based upon the number of record holders.

Dividend Policy

There were no cash dividends paid on any of our classes of equity during the past two fiscal years. Our board of directors does not currently intend to pay regular dividends on our common stock. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our senior secured credit facilities and other considerations, determine to pay dividends in the future.

Use of Proceeds from our Initial Public Offering

In January 2013, we completed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-184579), that was declared effective on January 24, 2013. Under the registration statement, we registered the offering and sale of an aggregate of 10.1 million shares of our common stock at a price of $22.00 per share for net proceeds of $202.2 million. We also received additional proceeds of $31.1 million in connection with the exercise of the underwriter’s overallotment of 1.5 million shares of common stock.

Goldman, Sachs & Co., J.P. Morgan Securities LLC and Barclays Capital Inc. served as joint book running managers of the Offering. The Offering commenced on January 24, 2013 and closed on January 30, 2013. The sale of shares pursuant to the underwriters’ option to purchase additional shares closed on February 21, 2013.

We raised a total of $222.2 million in gross proceeds in the initial public offering or approximately $202.2 million in net proceeds after deducting underwriting discounts and commissions of $15.0 million and $5.0 million of offering related expenses.

On January 30, 2013, we deposited with the trustee under the indenture covering the Bright Horizons Capital Corp. 13.0% senior notes due 2018 the entire amount of the net proceeds from the initial public offering, plus available cash from our refinancing also completed on January 30, 2013, to repay in full amounts outstanding in respect of the $110.0 million aggregate principal amount of the senior notes along with the related accrued interest.

Recent Sales of Unregistered Securities

In 2011, we issued 4,752 shares of our Class A common stock and 528 shares of our Class L common stock upon exercise of vested options for aggregate consideration of $59,400.

In 2012, we issued 169,590 shares of our Class A common stock and 18,610 shares of our Class L common stock upon exercise of vested options for aggregate consideration of $2.1 million.

In 2011, we issued options to purchase an aggregate of 131,000 shares of our Class A common stock under our 2008 Equity Plan. Upon vesting in accordance with the terms of the awards made under the 2008 Equity Plan, the options are exercisable at a price equal to the fair market value of our Class A common stock as of the date of grant.

In 2012, we issued options to purchase an aggregate of 1,108,674 shares of our Class A common stock and 123,186 shares of our Class L common stock under our 2008 Equity Plan. Upon vesting in accordance with the terms of the awards made under the 2008 Equity Plan, the options are exercisable at a price equal to the fair market value of our Class A common stock and Class L common stock as of the date of grant.

The foregoing share numbers do not reflect the 1-for-1.9704 reverse split and reclassification of our Class A common stock or the conversion of our Class L common stock.

The issuances of the securities in the transactions described above were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rules 506 and 701 promulgated thereunder.

Item 6.	Selected Financial Data

	Predecessor (2)	May 29 – December 31, 2008 (2)	Years Ended December 31,
	January 1 – May 28, 2008		2009	2010	2011	2012
	(In thousands, except share and operating data)
Consolidated Statement of Operations Data:
Revenue	$331,349	$482,783	$852,323	$878,159	$973,701	$1,070,938
Cost of services	261,073	389,854	672,793	698,264	766,500	825,168

Gross profit	70,276	92,929	179,530	179,895	207,201	245,770
Selling, general and administrative expenses	58,109	46,933	82,798	83,601	92,938	123,373
Amortization	1,878	16,957	29,960	27,631	27,427	26,933

Income from operations	10,289	29,039	66,772	68,663	86,836	95,464
Gains from foreign currency transactions	—	—	—	—	835	—
Interest income	153	539	132	28	824	152
Interest expense	(164)	(49,233)	(83,228)	(88,999)	(82,908)	(83,864)

Net interest expense and other	(11)	(48,694)	(83,096)	(88,971)	(81,249)	(83,712)

Income (loss) before income taxes	10,278	(19,655)	(16,324)	(20,308)	5,587	11,752
Income tax (expense) benefit	(4,770)	7,577	6,789	10,314	(825)	(3,243)

Net income (loss)	5,508	(12,078)	(9,535)	(9,994)	4,762	8,509
Net income attributable to noncontrolling interest	—	—	—	—	3	347

Net income (loss) attributable to Bright Horizons Family Solutions Inc.	$5,508	$(12,078)	$(9,535)	$(9,994)	$4,759	$8,162

Accretion of Class L preference	N/A	91,443	58,559	64,712	71,568	79,211
Accretion of Class L preference for vested options	N/A	1,853	1,171	1,251	1,274	5,436

Net income (loss) available to common shareholders	$5,508	$(105,374)	$(69,265)	$(75,957)	$(68,083)	$(76,485)

Allocation of net income (loss) to common stockholders—basic and diluted:
Class L	N/A	$91,443	$58,559	$64,712	$71,568	$79,211
Class A	$5,508	$(105,374)	$(69,265)	$(75,957)	$(68,083)	$(76,485)
Earnings (loss) per share:
Class L—basic and diluted	N/A	$69.51	$44.52	$49.21	$54.33	$59.73
Common—basic	$0.21	$(17.54)	$(11.53)	$(12.64)	$(11.32)	$(12.62)
Common—diluted	$0.20	$(17.54)	$(11.53)	$(12.64)	$(11.32)	$(12.62)
Weighted average shares outstanding: (1)
Class L—basic and diluted	N/A	1,315,545	1,315,267	1,315,153	1,317,273	1,326,206
Common—basic	26,197,127	6,008,843	6,007,482	6,006,960	6,016,733	6,058,512
Common—diluted	27,085,336	6,008,843	6,007,482	6,006,960	6,016,733	6,058,512
Consolidated Balance Sheet Data (at period end):
Total cash and cash equivalents	$19,851	$9,878	$14,360	$15,438	$30,448	$34,109
Total assets	483,032	1,701,352	1,732,724	1,721,692	1,771,164	1,913,632
Total liabilities, excluding debt	198,038	354,444	364,352	362,034	389,986	398,649
Total debt, including current maturities	821	770,007	794,881	795,458	799,257	906,643
Total redeemable noncontrolling interest	—	—	—	—	15,527	8,126
Class L common stock	—	574,028	633,452	699,533	772,422	854,101
Total stockholders’ deficit	284,173	2,873	(59,961)	(135,333)	(206,028)	(253,887)

(1)	On January 11, 2013, we effected a 1–for–1.9704 reverse split of our Class A common stock. All previously reported Class A per share and Class A share amounts in the table above and in the consolidated financial statements included elsewhere herein have been retroactively adjusted to reflect the reverse stock split. In addition, we converted each share of our Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of our Class L common stock, reclassified the Class A common stock into common stock, which was recorded in the first quarter of 2013. These two events are collectively referred to herein as the “Reclassification”.
(2)	The selected historical financial data prior to our going private transaction (the “Predecessor”) as of May 28, 2008 and for the period from January 1, 2008 to May 28, 2008, and as of December 31, 2008 and for the period from May 29, 2008 to December 31, 2008, have been derived from our unaudited consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the audited consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

Overview

We are a leading provider of high-quality child care and early education as well as other services that are designed to help employers and families better address the challenges of work and life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions as part of their employee benefits packages to improve their employee engagement, productivity, recruitment and retention. As of December 31, 2012, we had more than 850 client relationships with employers across a diverse array of industries, including more than 130 Fortune 500 companies and more than 75 of Working Mother magazine’s 2012 “100 Best Companies for Working Mothers.”

At December 31, 2012, we operated 765 child care and early education centers, consisting of 596 centers in North America and 169 centers in Europe and India. We have the capacity to serve approximately 87,100 children in 42 states, the District of Columbia, the United Kingdom, Puerto Rico, Canada, Ireland, the Netherlands and India. We seek to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence. Our North American child care and early education centers have an average capacity of 126 children per location, while the centers in Europe and India have an average capacity of 70 children per location.

We operate centers for a diverse group of clients. At December 31, 2012, we managed child care centers on behalf of single employers in the following industries and also manage lease/consortium locations in approximately the following proportions:

	Percentage of Centers
Classification	North America	Europe
Single employer locations:
Consumer	7.5%	2.5%
Financial Services	15.0	2.5
Government	7.5	10.0
Higher Education	5.0	2.5
Healthcare and Pharmaceuticals	17.5	5.0
Industrial/Manufacturing	5.0	2.5
Professional Services and Other	7.5	—
Technology	5.0	—

	70.0	25.0
Lease/consortium locations	30.0	75.0

	100.0%	100.0%

Segments

Our primary reporting segments are full service center-based care services and back-up dependent care services. Full service center-based care includes child care and early education, preschool and elementary education. Back-up dependent care includes center-based back-up child care, in-home well child care, in home mildly ill child care and in home adult/elder care. Our remaining business services are included in the other educational advisory services segment, which includes our college preparation and admissions counseling services as well as tuition reimbursement management and educational counseling services.

Center Models

We operate our centers under two principal business models, which we refer to as profit & loss (“P&L”) and cost-plus. Approximately 70% of our centers operate under the P&L model. Under this model, we retain financial risk for child care and early education centers and are therefore subject to variability in financial performance due to fluctuation in enrollment levels. The P&L model is further classified into two subcategories: (i) the sponsor model and (ii) the lease/consortium model. Under the sponsor model, we provide child care and early education services on a priority enrollment basis for employees of an employer sponsor, and the employer sponsor generally pays facility, pre-opening and start-up capital equipment and maintenance costs. Our operating contracts typically have initial terms ranging from three to ten years. Under the lease/consortium model, the child care center is typically located in an office building or office park in a property that we lease, and we provide these services to the employees of multiple employers. We typically negotiate initial lease terms of 10 to 15 years for these centers, often with renewal options.

When we open a new P&L center, it generally takes two to three years for the center to ramp up to a steady state level of enrollment, as a center will typically enroll younger children at the outset and children age into the older (preschool) classrooms over time. We refer to centers that have been open for three years or less as “ramping centers.” A center will typically achieve breakeven operating performance between 12 to 24 months and will typically achieve a steady state level of enrollment that supports our average center operating profit by the end of three years, although the period needed to reach a steady state level of enrollment may be longer or shorter. Centers that have been open more than three years are referred to as “mature centers.”

Approximately 30% of our centers operate under the cost-plus business model. Under this model, we receive a management fee from the employer sponsor and an additional operating subsidy from the employer to supplement tuition paid by parents of children in the center. Under this model, the employer sponsor typically pays facility, pre-opening and start-up capital equipment and maintenance costs, and the center is profitable from the outset. Our cost-plus contracts typically have initial terms ranging from three to five years. For additional information about the way we operate our centers, see “Business—Our Business Models.”

Performance and Growth Factors

We believe that 2012 was a successful year for the Company. We grew our income from operations by 9.9%, from $86.8 million to $95.5 million. In addition, we added 50 child care and early education centers with a total capacity of approximately 5,900 children, including 27 centers through the acquisition of Casterbridge. In 2012, we closed 28 centers, resulting in a net increase of 22 centers for the year. We expect to add approximately 35-40 net new centers in 2013.

Our year-over-year improvement in operating income can be attributed to enrollment gains in ramping and mature centers, disciplined pricing strategies aimed at covering anticipated cost increases with tuition increases, contributions from back-up dependent care services and contributions from mature centers obtained through acquisitions and added through transitions of management.

General economic conditions and the business climate in which individual clients operate remain some of the largest variables in terms of our future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, enrollment levels, as well as labor markets and wage rates as competition for human capital fluctuates.

Our ability to increase operating income will depend upon our ability to sustain the following characteristics of our business:

•	maintenance and incremental growth of enrollment in our mature and ramping centers, and cost management in response to changes in enrollment in our centers,

•	effective pricing strategies, including typical annual tuition increases of 3% to 4%, consistent with typical annual increases in personnel costs, including wages and benefits,

•	additional growth in expanded service offerings to clients,

•	successful integration of acquisitions and transitions of management of centers, and

•	successful management and improvement of underperforming centers.

Cost Factors

Our most significant expense is cost of services. Cost of services consists of direct expenses associated with the operation of our centers, direct expenses to provide back-up dependent care services (including fees to back-up dependent care providers) and direct expenses to provide educational advisory services. Direct expenses consist primarily of staff salaries, taxes and benefits, food costs, program supplies and materials, parent marketing and facilities costs, including occupancy costs and depreciation. Personnel costs are the largest component of a center’s operating costs, and, on a weighted average basis, comprise approximately 75% of a center’s operating expenses. We are typically responsible for additional costs in a P&L model center as compared to a cost-plus model center. As a result, personnel costs in centers operating under the P&L model will typically represent a smaller proportion of overall costs when compared to the centers operating under the cost-plus model.

We are highly leveraged. As of December 31, 2012, consolidated total debt was $928.3 million, which we refinanced into a $790.0 million senior secured term loan on January 30, 2013. Historically, a large portion of our cash flows from operations has been used to make interest payments on our indebtedness.

Seasonality

Our business is subject to seasonal and quarterly fluctuations. Demand for child care and early education and elementary school services has historically decreased during the summer months when school is not in session, at which time families are often on vacation or have alternative child care arrangements. In addition, our enrollment declines as older children transition to elementary schools. Demand for our services generally increases in September and October coinciding with the beginning of the new school year and remains relatively stable throughout the rest of the school year. In addition, use of our back-up dependent care services tends to be higher when schools are not in session and during holiday periods, which can increase the operating costs of the program and impact the results of operations. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers, including enrollment and staffing fluctuations, the number and timing of new center openings, acquisitions and management transitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the contract model mix (P&L versus cost-plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

Results of Operations

The following table sets forth statement of operations data as a percentage of revenue for the three years ended December 31, 2012, (in thousands, except percentages).

	Years Ended December 31,
	2010		2011		2012
Revenue	$878,159	100.0%	$973,701	100.0%	$1,070,938	100.0%
Cost of services (1)	698,264	79.5%	766,500	78.7%	825,168	77.1%

Gross profit	179,895	20.5%	207,201	21.3%	245,770	22.9%
Selling, general and administrative expenses (2)	83,601	9.5%	92,938	9.5%	123,373	11.5%
Amortization	27,631	3.2%	27,427	2.9%	26,933	2.5%

Income from operations	68,663	7.8%	86,836	8.9%	95,464	8.9%
Net interest expense and other	88,971	10.1%	81,249	8.3%	83,712	7.8%

Income (loss) before tax	(20,308)	(2.3)%	5,587	0.6%	11,752	1.1%
Income tax (expense) benefit	10,314	1.2%	(825)	(0.1)%	(3,243)	(0.3)%

Net income (loss)	$(9,994)	(1.1)%	$4,762	0.5%	$8,509	0.8%

(1)	Cost of services consists of direct expenses associated with the operation of child care centers, and direct expenses to provide back-up dependent care services, including fees to back-up care providers, and educational advisory services. Direct expenses consist primarily of salaries, taxes and benefits for personnel, food costs, program supplies and materials, parent marketing and facilities costs, which include occupancy costs and depreciation.
(2)	Selling, general and administrative (“SGA”) expenses consist primarily of salaries, payroll taxes and benefits (including stock compensation costs) for corporate, regional and business development personnel. Other overhead costs include information technology, occupancy costs for corporate and regional personnel, professional services fees, including accounting and legal services, and other general corporate expenses.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenue. Revenue increased $97.2 million, or 9.9%, to $1.07 billion for the year ended December 31, 2012 from $973.7 million for the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3% to 4%. Revenue generated by full service center-based care services in the year ended December 31, 2012 increased by $77.6 million, or 9.2%, when compared to 2011. Revenue generated by back-up dependent care services in the year ended December 31, 2012 increased by $15.6 million, or 13.6%, when compared to the same period in 2011. Additionally, revenue generated by other educational advisory services in the year ended December 31, 2012 increased by $4.0 million, or 27.7%, when compared to 2011.

Our acquisition of the 27 Casterbridge centers in the United Kingdom on May 23, 2012 contributed approximately $26.3 million of revenue in the year ended December 31, 2012 from the date of the acquisition. The acquisition of a majority interest in 20 centers in the Netherlands on July 20, 2011, contributed approximately $25.4 million of revenue in the year ended December 31, 2012 compared to $10.9 million in the year ended December 31, 2011 from the date of acquisition. At December 31, 2012, we operated 765 child care and early education centers compared to 743 centers at December 31, 2011.

Cost of Services. Cost of services increased $58.7 million, or 7.7%, to $825.2 million for the year ended December 31, 2012 when compared to the prior year. Cost of services in the full service centers segment increased $52.1 million, or 7.6%, to $740.1 million in 2012. Personnel costs typically represent approximately 75% of total cost of services for this segment, and personnel costs increased 7.1% as a result of a 6.2% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 6.9% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added in 2011 and 2012. Cost of services in the back-up dependent care segment increased $5.6 million, or 8.0%, to $75.4 million in 2012, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $1.0 million, or 11.8%, to $9.7 million in 2012, as we realized economies of scale with existing personnel on the incremental sales of these services.

Gross Profit. Gross profit increased $38.6 million, or 18.6%, to $245.8 million for the year ended December 31, 2012 when compared to the prior year, and as a percentage of revenue, increased to 22.9% in the year ended December 31, 2012 from 21.3% in the year ended December 31, 2011. The increase is primarily due to the new and ramping P&L centers, which achieve proportionately lower levels of operating costs in relation to revenue as they ramp up enrollment to steady state levels, increased enrollment in our mature P&L centers and expanded back-up services revenue with proportionately lower direct cost of services.

Selling, General and Administrative Expenses. SGA increased $30.4 million, or 32.7%, to $123.4 million for the year ended December 31, 2012 compared to $92.9 million for the same period in the prior year, and as a percentage of revenue increased to 11.5% from 9.5% in the same period in the prior year. The increase in SGA was primarily due to an increase in stock compensation expense. Stock compensation expense increased $16.4 million, from $1.2 million in the year ended December 31, 2011 to $17.6 million in the year ended December 31, 2012. The increase primarily relates to our option exchange transaction that was completed on May 2, 2012. The increase was also due to the award of additional options to purchase a combination of shares of our Class A common stock and Class L common stock in the second quarter of 2012. The modification of the previously existing awards resulted in incremental stock compensation expense of $12.7 million, and the new option awards resulted in total incremental stock compensation expense of $2.5 million, for a combined incremental charge of $15.2 million in the quarter ended June 30, 2012 related to the requisite service period already fulfilled.

Excluding the incremental stock compensation expense totaling $15.2 million in 2012, SGA increased by $15.2 million, or 16.4%, for the year ended December 31, 2012 compared to the same period in 2011. The additional increase in SGA is related to investments in technology and marketing, incremental overhead associated with acquisitions, including $3.3 million for our Netherlands operations acquired in July 2011 and $2.3 million for the 27 Casterbridge centers acquired on May 23, 2012, and routine increases in costs compared to the prior year, including annual wage increases. In addition, we incurred approximately $1.8 million in accounting and legal fees associated with preparing for the Offering and refinancing of our debt that were completed in January 2013.

Upon the completion of the Offering on January 30, 2013, we recognized approximately $5.0 million in stock compensation expense, related to certain performance-based stock options which vested upon completion of the Offering.

Amortization. Amortization expense on intangible assets totaled $26.9 million for the year ended December 31, 2012, compared to $27.4 million for the year ended December 31, 2011. The decrease relates to certain intangible assets becoming fully amortized, partially offset by additional amortization for acquisitions completed in 2012. We do not expect any significant change in amortization expense in 2013.

Income from Operations. Income from operations increased by $8.6 million, or 9.9%, to $95.5 million for the year ended December 31, 2012 when compared to the same period in 2011. Income from operations was 8.9% of revenue for the year ended December 31, 2012, consistent with the prior year. Excluding the impact of the incremental stock compensation charge of $15.2 million in the second quarter of 2012 described above, income from operations would have been $110.7 million, or 10.3% of revenue, an increase of $23.8 million, or 27.4%, from $86.8 million in the year ended December 31, 2011.

In the full service center-based care segment, income from operations increased $1.2 million for the year ended December 31, 2012, including a proportionate share of the incremental stock compensation expense of approximately $11.2 million that was included in SGA in the year ended December 31, 2012. Excluding this charge, the $12.7 million increase in 2012 reflects price increases and enrollment gains over the prior year as well as contributions from new centers that have been added in 2012. The back-up dependent care segment added $5.2 million in the year ended December 31, 2012. Excluding the proportionate share of the incremental stock compensation for this segment of $2.8 million, the back-up dependent care segment added $7.7 million in income from operations in the year ended December 31, 2012 due to the expanding revenue base and efficiencies of service delivery across a wider revenue base. Income from operations in the other educational advisory services segment increased $2.2 million for the year ended December 31, 2012 compared to the same period in 2011, and increased $3.4 million excluding this segment’s proportionate share of the incremental stock compensation. This increase reflects the higher sales volume in the 2012 period.

Interest Expense. At December 31, 2012, we had total borrowings outstanding of $928.3 million of term loans, senior subordinated notes and senior notes, including $85.0 million term loan used in May 2012 in connection with the Casterbridge acquisition, and we had access to an additional $75.0 million revolving line of credit. Interest expense for the year ended December 31, 2012 totaled $83.9 million compared to $82.9 million for the same period in 2011. The increase in interest expense is primarily related to the additional borrowings in May 2012, offset by a reduction in the interest rate attributable to the term loans as a result of the expiration of the interest rate floors on our Base and Euro rates on May 28, 2011.

On January 30, 2013, we completed a refinancing of our existing debt with $890.0 million senior secured credit facilities which included a $790.0 million senior secured term loan facility and a $100.0 million revolving credit facility. We used the net proceeds of our initial public offering and certain proceeds from the issuance of the $790.0 million secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million secured term loan to repay all of the existing indebtedness under the senior subordinated notes as well as existing indebtedness outstanding under the Tranche B term loans and Series C new term loans. Accordingly, we will recognize a loss on extinguishment of debt of approximately $63.0 million, including redemption premiums on the senior notes, the senior subordinated notes and the Series C new term loans, and the write-off of deferred financing costs associated with this indebtedness, in the first quarter of 2013. Based upon borrowings outstanding of $790.0 million after the refinancing and borrowings available to us under the $100.0 million revolving line of credit, we expect interest expense to decrease significantly in 2013 compared to 2012.

Income Tax Expense. We had income tax expense of $3.2 million for the year ended December 31, 2012 on pre-tax income of $11.8 million, or a 27.6% effective rate, which includes the benefit of permanent items, a reduction to the statutory tax rate in the United Kingdom and a decrease to the reserves for uncertain tax positions. Income tax expense of $0.8 million in 2011, or an effective tax rate of 14.8% was lower due primarily to the reversal of a valuation allowance in the United Kingdom.

Net Income Attributable to Non-controlling Interest. Net income attributable to the non-controlling interest in our Netherlands subsidiary, which reduces net income attributable to Bright Horizons Family Solutions Inc., increased to $0.3 million for the year ended December 31, 2012 from less than $0.1 million in the prior year due to improved center performance in the Netherlands.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenue. Revenue increased $95.5 million, or 10.9%, to $973.7 million for the year ended December 31, 2011 from $878.2 million in the prior year. Revenue growth is primarily attributable to contributions from new and ramping full service child care centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3% to 4%. Revenue generated by full service center-based care services in the year ended December 31, 2011 increased by approximately $75.2 million, or 9.8%, when compared to 2010. Revenue generated by back-up dependent care services in the year ended December 31, 2011 increased by approximately $15.5 million, or 15.7%, when compared to 2010. Additionally, revenue generated by other educational advisory services increased by $4.8 million, or 48.4%, when compared to 2010.

Our acquisition of 20 centers in the United States on March 14, 2011 contributed approximately $17.1 million of revenue in 2011 from the date of the acquisition. The acquisition of a majority interest in 20 centers in the Netherlands on July 20, 2011 contributed approximately $10.9 million of revenue from the date of the acquisition. At December 31, 2011, we operated 743 child care and early education centers compared to 705 centers at December 31, 2010.

Cost of Services. Cost of services increased $68.2 million, or 9.8%, to $766.5 million for the year ended 2011 from $698.3 million in the prior year. Cost of services in the full service centers segment increased $58.3 million, or 9.3%, to $688.1 million in 2011. Personnel costs increased 7.9% as a result of a 7.5% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 14.1% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added in 2010 and 2011, including the 40 centers acquired in 2011. Cost of services in the back-up dependent care segment increased $6.1 million, or 9.6%, to $69.8 million in 2011, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $3.8 million, or 79.1%, to $8.6 million in 2011, primarily in personnel costs as we established operating capacity to support the incremental sales of these services.

Gross Profit. Gross profit increased $27.3 million, or 15.2%, to $207.2 million for the year ended December 31, 2011 when compared to the prior year, and as a percentage of revenue increased to 21.3% in 2011 from 20.5% in 2010. The increase is primarily attributable to contributions from new and ramping P&L centers, which achieve proportionately lower levels of operating costs in relation to revenue as they increase enrollment to steady state levels, and to cost management in our mature P&L centers, where enrollment has stabilized in relation to the decreases in 2009 and 2010, but remains lower than historical levels. In addition to expanded sales of back-up dependent care services, we realized greater cost efficiency in managing our direct cost of services relating to back-up dependent care in 2011.

Selling, General and Administrative Expenses. SGA increased $9.3 million, or 11.2%, to $92.9 million for the year ended December 31, 2011 when compared to the prior year, and as a percentage of revenue remained consistent at 9.5%. The increase in SGA during the year is related to routine increases in costs compared to the prior year, including annual wage increases, to investments in technology and marketing, and $1.6 million of overhead associated with our Netherlands operations from July 20, 2011. We also incurred $1.0 million in 2011 in connection with the completion of our acquisition in the Netherlands, including the costs incurred to amend certain terms of our debt agreements in order to provide greater flexibility for foreign investments and allow for the acquisition. Partially offsetting the increase in SGA was a decrease in stock compensation expense in 2011 compared to 2010 related to employee stock option grants, the majority of which were initially awarded in 2008. We recorded stock compensation expense of $1.2 million and $2.4 million, respectively, in each of 2011 and 2010.

Amortization. Amortization expense on intangible assets totaled $27.4 million for the year ended December 31, 2011, compared to $27.6 million for the year ended December 31, 2010. The slight decrease relates to certain intangible assets becoming fully amortized during the year, offset by increases related to the amortization of new intangible assets from acquisitions completed in 2011.

Income from Operations. Income from operations increased $18.2 million, or 26.5%, to $86.8 million for the year ended December 31, 2011 when compared to 2010. Income from operations was 8.9% of revenue for the year ended December 31, 2011 compared to 7.8% in 2010. In the full service center-based care segment, income from operations increased $12.2 million in 2011, or 26.0%. This increase reflects price increases and enrollment gains in our ramping centers as well as contributions from new centers that were added in 2011. The back-up dependent care segment added $7.5 million in 2011, or 35.6%, due to the expanding sales levels and efficiencies of service delivery across a wider revenue base. The other educational advisory services segment declined by $1.5 million in 2011 compared to 2010 due to investments made in operating, sales and administrative personnel to support strategic growth initiatives that have not yet been fully realized.

Interest Expense. Interest expense for the year ended December 31, 2011 totaled $82.9 million, compared to $89.0 million in 2010. The decrease in interest expense is primarily related to a reduction, effective May 29, 2011, in the interest rate attributable to the term loans as a result of the expiration of the interest rate floors on our Base and Euro rates on May 28, 2011. The interest rate on our term loans of 4.3% at December 31, 2011 decreased from the rate of 7.5% at December 31, 2010. Additionally, adjustments made to reflect the fair value of our interest rate cap also contributed to the decrease in interest expense. The fair value adjustments were an increase to interest expense of $0.6 million in the year ended December 31, 2011, compared to an increase to interest expense of $2.3 million in the year ended December 31, 2010.

Income Tax Expense. We had income tax expense of $0.8 million for the year ended December 31, 2011 on pre-tax income of $5.6 million, or a 14.8% effective rate, which includes the benefit of permanent items, the net change to the reserves for uncertain tax positions, a decrease in the state tax rate applied to the net deferred tax liability and a decrease to a valuation allowance at a foreign subsidiary.

Non-GAAP Measures

Adjusted EBITDA and adjusted net income are metrics used by management to measure operating performance. Adjusted EBITDA represents our earnings before interest, taxes, depreciation, amortization, straight line rent expense, stock compensation expense, expenses related to the initial public offering and refinancing that were completed in January 2013 and the Sponsor management fee. Adjusted net income represents net income determined in accordance with generally accepted accounting principles in the United States, or GAAP, adjusted for stock compensation expense, amortization expense, the Sponsor management fee, expenses associated with our initial public offering and debt refinancing that were completed in January 2013, and the income tax benefit thereon. These non-GAAP measures are more fully described and are reconciled from the respective measures determined under GAAP as follows (in thousands):

	Years Ended December 31,
	2010	2011	2012
Net (loss) income	$(9,994)	$4,762	$8,509
Interest expense, net	88,971	82,084	83,712
Income tax (benefit) expense	(10,314)	825	3,243
Depreciation	25,689	28,024	34,415
Amortization (e)	27,631	27,427	26,933

EBITDA	121,983	143,122	156,812
Additional Adjustments:
Straight line rent expense (a)	5,401	1,739	2,142
Stock compensation expense (b)	2,354	1,158	17,596
Sponsor management fee (c)	2,500	2,500	2,500
Expenses related to initial public offering and refinancing (d)	—	—	1,801

Total adjustments	10,255	5,397	24,039

Adjusted EBITDA	$132,238	$148,519	$180,851

Net (loss) income	$(9,994)	$4,762	$8,509
Income tax (benefit) expense	(10,314)	825	3,243

Income before tax	(20,308)	5,587	11,752
Stock compensation expense (b)	2,354	1,158	17,596
Sponsor management fee (c)	2,500	2,500	2,500
Amortization (e)	27,631	27,427	26,933
Expenses related to initial public offering and refinancing (d)	—	—	1,801

Adjusted income before tax	12,177	36,672	60,582
Adjusted income tax expense (f)	(2,681)	(13,259)	(22,775)

Adjusted net income	$9,496	$23,413	$37,807

(a)	Represents rent in excess of cash paid for rent, recognized on a straight line basis over the lease life in accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases.
(b)	Represents non-cash stock-based compensation expense.

(c)	Represents annual fees paid to our Sponsor under a management agreement, which was terminated upon the completion of our Offering.
(d)	Represents the portion of costs associated with the preparation for the Company’s initial public offering and refinancing of indebtedness, completed in January 2013, that are required to be expensed in accordance with generally accepted accounting principles.
(e)	Represents amortization of intangible assets, including $21.7 million, $20.6 million and $20.1 million for the years ended December 31, 2010, 2011 and 2012, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.
(f)	Includes the income tax (benefit) expense as reported plus the tax impact associated with the expenses described in notes (b), (c), (d) and (e), using an effective tax rate of 40%.

Adjusted EBITDA increased $32.3 million, or 21.8%, in 2012 and adjusted net income increased $14.4 million, or 61.5%, to $37.8 million when compared to 2011 primarily as a result of the increase in gross profit offset by increases in SGA spending.

Adjusted EBITDA increased $16.3 million, or 12.3%, in 2011 when compared to 2010 primarily as a result of the $27.3 million increase in gross profit. Adjusted net income increased $13.9 million, or 146.6%, in 2011 to $23.4 million when compared to 2010 as a result of the $18.2 million increase in operating income.

Adjusted EBITDA and adjusted net income are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA and adjusted net income may differ from similar measures reported by other companies. We believe that adjusted EBITDA and adjusted net income provide investors with useful information with respect to our historical operations. We present adjusted EBITDA and adjusted net income as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock compensation expense, and the effect of our Sponsor management fee, which we will not owe for periods after the consummation of the initial public offering which was completed on January 30, 2013, as well as the expenses related to preparing for the initial public offering and refinancing which have been included in the statement of operations in 2012. In addition, adjusted net income allows us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These measures also function as benchmarks to evaluate our operating performance.

Adjusted EBITDA, adjusted net income and adjusted EBITDA margin are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. We understand that although adjusted EBITDA and adjusted net income are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	adjusted EBITDA, adjusted net income and adjusted EBITDA margin do not fully reflect the Company’s cash expenditures, future requirements for capital expenditures or contractual commitments;

•	adjusted EBITDA and adjusted net income do not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt; and

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA and adjusted net income do not reflect any cash requirements for such replacements.

Because of these limitations, adjusted EBITDA and adjusted net income should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Liquidity and Capital Resources

Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity have been cash flow from operations and borrowings available under our $75.0 million revolving credit facility, which was replaced with a $100.0 million revolving credit facility on January 30, 2013. No amounts were outstanding at December 31, 2012 or 2011 under the revolving credit facility.

We had a working capital deficit of $65.9 million and $69.5 million at December 31, 2012 and 2011, respectively. Our working capital deficit has arisen from cash generated from operations being used to make long-term investments in fixed assets and acquisitions. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments.

On January 30, 2013, we completed our initial public offering, raising $202.2 million, net of expenses, underwriting discounts and commissions ($233.3 million including the exercise of the overallotment option which was completed on February 21, 2013). We used the net proceeds of our Offering and certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes. The $790.0 million senior secured term loan has a maturity date in 2020 and is part of an $890.0 million senior credit facility, which includes a $100.0 million revolving credit facility due 2018.

In anticipation of the Offering, on January 11, 2013, holders of shares of Class L common stock, who were entitled to a liquidation preference upon the mandatory conversion in connection with the Offering, agreed to convert their Class L common stock into shares of Class A common stock at a rate of 35.1955 shares of Class A common stock for each share of Class L common stock. Shares of Class A common stock were then reclassified into common stock. Therefore, there was no liquidation preference available to those shareholders subsequent to January 11, 2013, and no shares of Class L common stock authorized or outstanding as of such date.

We believe that funds provided by operations, our existing cash and cash equivalent balances and borrowings available under our revolving line of credit will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions. However, if we were to undertake any significant acquisitions or investments in the purchase of facilities for new or existing child care and early education centers, which requires financing beyond our existing borrowing capacity, it may be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, or at all.

Cash Flows

	Years Ended December 31,
	2010	2011	2012
	(In thousands)
Net cash provided by operating activities	$70,119	$133,570	$106,982

Net cash used in investing activities	$(45,904)	$(94,992)	$(180,890)

Net cash provided by (used in) financing activities	$(23,497)	$(23,281)	$77,205

Cash and cash equivalents (end of period)	$15,438	$30,448	$34,109

Cash Provided by Operating Activities

Cash provided by operating activities was $107.0 million for the year ended December 31, 2012, compared to $133.6 million in 2011. Net income, adjusted for non-cash expenses, increased by $24.0 million from 2011 to 2012, due to continued increases in gross margins and the impact of new and acquired centers. Working capital was relatively unchanged in 2012, but contributed $50.6 million to 2011 operating cash flows due to the income tax refunds totaling $25.0 million in 2011 compared to $2.1 million in 2012, and the timing of payments of accounts payable.

Cash provided by operating activities was $133.6 million for the year ended December 31, 2011 compared to $70.1 million in 2010. The increase in cash from operating activities is primarily related to increases in net income and deferred tax assets, plus changes in working capital, the most significant of which were decreases in income taxes receivable and prepaid income taxes attributable to $25.0 million of tax refunds collected in 2011 and an increase in accounts payable due to the timing of payments.

We expect to generate a similar level of cash from operations in 2013 as we generated in 2012, exclusive of the impact on cash and operating results from the Offering and refinancing of our existing indebtedness completed in January 2013.

Cash Used in Investing Activities

Cash used in investing activities was $180.9 million for the year ended December 31, 2012 compared to $95.0 million for the same period in 2011. Fixed asset additions totaled $69.1 million for the year ended December 31, 2012, with $28.4 million related to new child care and early education centers and the remainder related primarily to investments in existing child care and early education centers and in our information technology infrastructure. Cash paid for acquisitions in the year ended December 31, 2012 totaled $111.8 million, related to the acquisition of 27 Casterbridge centers on May 23, 2012 for $107.9 million, net of cash acquired.

Cash used in investing activities was $95.0 million for the year ended December 31, 2011 compared to $45.9 million in 2010. Fixed asset additions totaled $42.5 million for the year ended December 31, 2011, with $17.6 million related to new child care and early education centers and the remainder related to investments in existing child care and early education centers and overhead expenses. Fixed asset additions totaled $39.5 million for the year ended December 31, 2010, with $20.5 million related to new child care and early education centers. Cash paid for acquisitions in the year ended December 31, 2011 totaled $57.3 million for the acquisition of 21 child care and early education centers in the United States, the acquisition of 63% of a child care company in the Netherlands and the acquisition of one child care and early education center in the United Kingdom. Cash paid for acquisitions in the year ended December 31, 2010 totaled $6.4 million for two child care and early education centers, one in the United States and one in the United Kingdom, and a tuition reimbursement program management company in the United States.

We estimate that we will spend approximately $60 to $65 million in 2013 on fixed asset additions related to new child care centers, maintenance and refurbishments in our existing centers and continued investments in technology, equipment and furnishings. As part of our growth strategy, we expect to continue to make selective acquisitions, which may vary in size and which are less predictable in terms of the timing of the capital requirements.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities amounted to $77.2 million for the year ended December 31, 2012 compared to cash used in financing activities of $23.3 million in 2011 and $23.5 million in 2010. The increase in 2012 was due primarily to borrowings of $82.3 million, net of financing fees and discounts, for our Series C new term loans, which was included as an amendment to our senior debt in May 2012 for the Casterbridge acquisition. We also received proceeds of $2.1 million from the exercise of stock options and recorded a related tax benefit of $3.4 million for the year ended December 31, 2012. These increases were partially offset by the repurchase of $5.1 million worth of our common stock. We also made debt repayments of $5.5 million in 2012, $23.4 million in 2011 and $24.0 million in 2010, including net repayments on our revolving credit facility of $18.5 million in 2011 and $20.3 million in 2010.

Debt

Outstanding borrowings were as follows at December 31, 2011 and 2012 (in thousands):

	Balance at December 31,
	2011	2012
Term loans	$350,946	$430,474
Senior subordinated notes	300,000	300,000
Senior notes	174,055	197,810

Total	825,001	928,284
Deferred financing costs	(15,088)	(13,629)
Original issue discount	(10,656)	(8,012)

Total	$799,257	$906,643

Senior Notes and Senior Subordinated Notes

On May 28, 2008, Bright Horizons Capital Corp., our wholly-owned direct subsidiary, issued $110.0 million in unsecured senior notes, which we refer to as our senior notes, and Bright Horizons Family Solutions LLC, a wholly-owned direct subsidiary of Bright Horizons Capital Corp., issued $300.0 million in unsecured senior subordinated notes, which we refer to as our senior subordinated notes. Our senior notes and senior subordinated notes required interest payments at the annual rate of 13.0% and 11.5%, respectively, due quarterly in arrears. The senior notes contained a PIK feature whereby we elected, subject to certain restrictions in the indenture and in our then-existing senior credit agreement, on each interest payment date on or before May 28, 2013, for interest to be added to the principal. As of December 31, 2012, there was $87.8 million in accrued interest that had been added to the principal under our senior notes.

Senior Credit Facilities

As of December 31, 2012, our senior credit facilities consisted of a $365.0 million Tranche B term loan facility, an $85.0 million Series C term loan facility and a $75.0 million revolving credit facility due 2014. As of December 31, 2012, we had the ability to borrow $74.9 million under our revolving credit facility, after giving effect to $0.1 million of undrawn letters of credit under this facility. The senior credit facilities were guaranteed by certain of our subsidiaries and collateralized by substantially all of our assets. Borrowings under the senior credit facilities bore interest payable at least quarterly. Principal amortization repayments were required to be made at 1% per annum in equal quarterly installments with final payments for the Tranche B term loans and Series C new term loans on May 28, 2015 and May 23, 2017, respectively. The interest rate on borrowings under our Tranche B term loan was 7.5%, 4.3% and 4.2% at December 31, 2010, 2011 and 2012, respectively, and the interest rate on borrowings under our Series C new term loan was 5.3% at December 31, 2012.

The senior credit facilities also required us to comply with certain financial covenants; we were in compliance with these covenants at December 31, 2012.

$890 Million New Senior Secured Credit Facilities obtained on January 30, 2013

On January 30, 2013, we used the net proceeds of our Offering and certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We also used the remainder of the proceeds from the new senior secured term loan to repay all of the remaining existing indebtedness under the senior subordinated notes, the Tranche B term loans and the Series C new term loans as of January 30, 2013, including any redemption premiums. The $890.0 million senior secured credit facilities include the following terms:

•	$790.0 million secured term loan facility with a maturity date in 2020;

•	$100.0 million revolving credit facility with a maturity date in 2018;

•

applicable margin percentages for the loan facilities of 2.00% per annum for base rate loans and 3.00% per annum for LIBOR rate loans provided that the base rate for the term loan may not be lower than 2.00% and LIBOR may not be lower than 1.00%.

Principal payments of $2.0 million are due quarterly and commence March 30, 2013, with the final payment due on January 30, 2020.

The agreement governing our new senior secured credit facilities contains a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, our indirect subsidiary, and its restricted subsidiaries to:

•	incur certain liens;

•	make investments, loans, advances and acquisitions;

•	incur additional indebtedness or guarantees;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness;

•	engage in transactions with affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	alter the business we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate or merge.

In addition, the credit agreement governing the $890.0 million senior secured credit facilities requires Bright Horizons Capital Corp., our direct subsidiary, to be a passive holding company, subject to certain exceptions. The revolving credit facility requires Bright Horizons Family Solutions LLC and its restricted subsidiaries to comply with a maximum senior secured first lien net leverage ratio financial maintenance covenant, to be tested only if, on the last day of each fiscal quarter, revolving loans and/or swingline loans in excess of a specified percentage of the revolving commitments on such date are outstanding under the revolving credit facility. The breach of this covenant is subject to certain equity cure rights.

The credit agreement governing the new senior secured credit facilities contains certain customary affirmative covenants and events of default.

International Credit Facility

Our majority-owned subsidiary in the Netherlands, which we acquired in 2011, maintains a revolving credit facility with a Dutch bank consisting of a €1.0 million (approximately $1.3 million at December 31, 2012) general facility to support working capital and letter of credit requirements and a €1.75 million (approximately $2.3 million at December 31, 2012) current account facility to support the construction and fitting out of new child care centers. The current account facility is secured by a right of offset against all accounts we maintain at the lending bank and by an additional pledge of certain equipment. The current account facility is reduced by €0.25 million quarterly through January 1, 2014, its termination date. At December 31, 2012, there were no amounts outstanding under the facility.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt (1) (2)	$2,036	$4,500	$342,125	$850	$80,963	$410,000	$840,474
Interest on long-term debt (2)	72,496	67,740	59,021	53,095	50,465	27,116	329,933
Operating leases	61,335	58,750	55,204	50,014	43,533	191,060	459,896

Total (2)	$135,867	$130,990	$456,350	$103,959	$174,961	$628,176	$1,630,303

(1)	Amount due in 2013 excludes the PIK interest added to principal on our senior notes of $87.8 million as of December 31, 2012, which was repaid with the proceeds of the Offering.
(2)	Excludes the impact of the refinancing of all existing debt on January 30, 2013 and assumes that the rate of interest in effect as of December 31, 2012 on borrowings under our Tranche B term loans and Series C new term loans of, 4.2% and 5.3%, respectively, remains in effect through the remaining term of the credit facility and that there are no borrowings under the revolving credit facility.

Totals for 2013 through 2016 do not include obligations under the remaining call and put option agreement between Bright Horizons B.V., our wholly-owned Dutch subsidiary, and the minority shareholder of Odemon B.V. (“Odemon”), our majority-owned indirect subsidiary, that allows for the acquisition of the final 18.5% ownership which put amount can range from €3.0 million to €6.0 million, based on the formula for determining such amount.

Letters of Credit

There were 18 letters of credit outstanding as of December 31, 2012 that were used to guarantee certain rent payments for up to $0.8 million. No amounts have been drawn against these letters of credit.

Inflation

Historically, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The accounting policies we believe are critical in the preparation of our consolidated financial statements relate to revenue recognition, goodwill and other intangibles and common stock valuation and stock-based compensation. Our significant accounting policies are more fully described under the heading “Organization and Significant Accounting Policies” in note 1 to our consolidated financial statements contained elsewhere herein.

Revenue Recognition—We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and collectability is reasonably assured. We recognize revenue as services are performed.

Center-based care revenues consist primarily of tuition, which is comprised of amounts paid by parents, supplemented in some cases by payments from employer sponsors and, to a lesser extent, by payments from government agencies. Revenue may also include management fees, operating subsidies paid either in lieu of or to supplement parent tuition and fees for other services.

We enter into contracts under various terms with employer sponsors to manage and operate their child care centers and to provide back-up dependent care services and educational advisory services. Our contracts to operate child care and early education centers are generally three to ten years in length with varying renewal options. Our contracts for back-up dependent care arrangements and for educational advisory services are generally one to three years in length with varying renewal options.

We record deferred revenue for prepaid tuition and management fees and amounts received from consulting projects in advance of services being performed. We are also a party to certain agreements where the performance of services extends beyond an annual operating cycle. In these circumstances, we record a long-term obligation and recognize revenue over the period of the agreement as the services are rendered.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Our intangible assets principally consist of various contractual rights and customer relationships and trade names. Identified intangible assets that have determinable useful lives are valued separately from goodwill and are amortized over the estimated period during which we derive a benefit. Intangible assets related to customer relationships include relationships with employer clients and relationships with parents. Customer relationships with parents are amortized using an accelerated method over their useful lives. All other intangible assets are amortized on a straight line basis over their useful lives.

In valuing the customer relationships, contractual rights and trade names, we utilize variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. We consider the income approach the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations, then the intangible assets could be impaired. In determining the value of contractual rights and customer relationships, we reviewed historical customer attrition rates and determined a rate of approximately 30% per year for relationships with parents, and approximately 3.5% to 4.0% for employer client relationships. Our multi-year contracts with client customers typically result in low annual turnover, and our long-term relationships with clients make it difficult for competitors to displace us. The value of our contractual rights and customer relationships intangible assets could become impaired if future results differ significantly from any of the underlying assumptions, including a higher customer attrition rate. Contractual rights and customer relationships are considered to be finite-lived assets, with estimated lives ranging from four to 17 years. Certain trade names acquired as part of our strategy to expand by completing strategic acquisitions are considered to be finite-lived assets, with estimated lives ranging from five to ten years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset.

Goodwill and certain trade names are considered indefinite-lived assets. Our trade names identify us and differentiate us from competitors, and, therefore, competition does not limit the useful life of these assets. Additionally, we believe that our primary trade names will continue to generate sales for an indefinite period. Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested annually for impairment or more frequently if there are indicators of impairment. We test goodwill for impairment by comparing the fair value of each reporting unit, determined by estimating the present value of expected future cash flows, to its carrying value. We have identified three reporting segments: full service center-based care, back-up dependent care and other educational advisory services. As part of the annual goodwill impairment assessment, we estimated the fair value of each of our operating segments using the income approach. We forecasted future cash flows by operating segment for each of the next ten years and applied a long-term growth rate to the final year of forecasted cash flows. The cash flows were then discounted using our estimated discount rate. We compare the estimated fair value to the net book value of the operating segment to determine whether we need to perform step 2 of the analysis. The estimated fair value of the operating segment has exceeded the net book value and therefore, there has been no indication of goodwill impairment.

For certain trademarks that are included in our indefinite-lived intangible assets, we estimate the fair value first by estimating the total revenue attributable to each trademark and then by applying the royalty rate determined by an analysis of empirical, market-derived royalty rates for guideline intangible assets, consistent with the initial valuation, or 1% to 2% and then comparing the estimated fair value of the trademarks with the carrying value of the trademarks. The forecasts of revenue and profitability growth for use in our long-range plan and the discount rate were the key assumptions in our intangible fair value analysis. Impairment losses of $0.4 million were recorded in the year ended December 31, 2011 and in 2012 in relation to the carrying value of one indefinite-lived trademark. We identified no impairments in 2010.

Long-lived assets, including definite-lived intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recovered. Long-lived assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value and is charged to results of operations at that time. We identified impairments of long-lived assets of $0.1 million in 2010, $0.8 million in 2011 and $0.3 million in 2012.

Common Stock Valuation and Stock-Based Compensation—We account for stock-based compensation using a fair value method. Stock-based compensation expense is recognized in our consolidated financial statements based on the grant-date fair value of the awards for the awards that are expected to vest. For stock options granted with a service condition only, stock-compensation expense is recognized on a straight-line basis over the requisite service period of each separately vesting tranche. For stock options granted with a service and performance condition, stock-compensation expense will be recognized upon a change in control, as defined in our 2008 Equity Incentive Plan, or the closing of an initial public offering, to the extent that the requisite service period is already fulfilled. We calculate the fair value of options using the Black-Scholes option-pricing model.

Valuations and Methodology

The fair value of our common stock and Class L common stock underlying our options was initially determined by the board of directors in May 2008 in connection with our going private transaction. The key assumption in determining the fair value of stock-based awards on the date of grant is the fair value of the underlying common stock. This fair value determination was made by the board and was based on consideration of management’s estimates of projected financial performance, which included consideration of a contemporaneous valuation performed by an independent third-party valuation specialist in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, which we refer to as the AICPA Practice Aid. This valuation relied on a determination of enterprise value based on market multiples demonstrated explicitly by the going private transaction and on the probability weighted expected return method (“PWERM”) for the allocation of the value of the invested capital to the two classes of stock. We updated this valuation internally at the end of each of 2009 and 2010 and in the third quarter of 2011, and these internal valuations were used by our compensation committee of the board of directors in connection with a limited number of additional option grants to our employees in the subsequent year or period.

The fair value of our common stock as of December 31, 2011 was determined by the board of directors after consideration of management’s estimates of projected financial performance, which included consideration of a contemporaneous valuation performed by an independent third-party valuation specialist in accordance with the guidelines outlined in the AICPA Practice Aid, which valuation was performed on a basis consistent with the third-party valuation performed in 2008. This valuation relied on a determination of enterprise value based on a discounted present value of our projected cash flows in future periods. This fair value determination was considered by our board of directors in connection with the offer to exchange outstanding employee options to purchase common stock for options to purchase a combination of shares of common stock and Class L common stock as well as for certain additional grants of options in the second quarter of 2012.

In anticipation of our Offering, we undertook to confirm that the stock compensation expense taken by the Company in connection with stock option grants during the second quarter of 2012 was reasonable. In doing so, we considered a retrospective valuation as of March 31, 2012 performed by an independent third-party valuation specialist in accordance with the guidelines outlined in the AICPA Practice Aid, which valuation was performed on a basis consistent with the third-party valuation performed in 2008. This valuation relied on a determination of enterprise value based on a discounted present value of our projected cash flows in future periods. After considering the valuation report, we determined that the valuations as of March 31, 2012 and December 31, 2011 were substantially similar and concluded that the board’s determinations of fair value as of April 4, 2012 and May 2, 2012 were reasonable and appropriate as of such dates.

The total equity value at each valuation date was allocated to common stock and Class L common stock based on the PWERM methodology, which involved a forward-looking analysis of possible future exit valuations based on a range of multiples of earnings before interest, taxes, depreciation, amortization, straight line rent expense, stock compensation expense, transaction costs expensed in connection with acquisitions completed in the respective periods (including costs associated with our going private transaction), Sponsor management fee and the annual expense associated with certain long-term incentive plans other than stock options (which we refer to for these purposes as “EBITDA”) at various future exit dates, the estimation of future and present values under each outcome and the application of a probability factor to each outcome. Returns to each class of stock as of each possible future exit date and under each EBITDA multiple scenario were calculated by (i) first allocating equity value to the Class L common stock up to the amount of its preferential distribution amount at the assumed exit date and (ii) allocating any residual equity value to the common stock and Class L common stock on a participating basis. No marketability discount was imposed at each valuation date.

The significant assumptions underlying the common stock valuations at each grant date were as follows:

Valuation Date	Fair Value per Class A Common Share		Market Approach EBITDA Multiples(1)	Discounted Cash Flow		PWERM
				Perpetuity Growth Rate	Discount Rate(2)	EBITDA Multiple(3)	Weighted Average Years to Exit	Common Stock Discount Rate	Class L Common Stock Discount Rate
May 28, 2008	$10.00	(4)	10.5x	not used	not used	6.5x-14.5x	3.7	44.00%	16.00%
October 1 and October 11, 2011	$10.89	(4)	9.5x	not used	not used	9.5x	2.9	54.60%	15.20%
April 4, 2012	$6.09	(4)	9.5x	3.00%	12.80%	8.6x-9.5x	3.0	56.70%	16.30%
May 2, 2012	$6.09	(4)	9.5x	3.00%	12.80%	8.6x-9.5x	3.0	56.70%	16.30%

(1)	For the valuation at May 28, 2008, the market approach multiple represents the implied value of our company as of May 28, 2008, as the determination of the going private transaction price was based upon an arm’s-length bidding process for a publicly-traded entity. For the valuation supporting the October 2011 awards, the market multiple represents the implied value based on consideration of market data for a consistent group of guideline companies in the education sector. For the valuation supporting the April 4, 2012 and May 2, 2012 grants, the market approach was considered but ultimately not relied upon for a conclusion of fair value given the lack of publicly-traded competitors in the child care industry and the resulting limited comparability of other education companies to us.

(2)	Represents the weighted average cost of capital.
(3)	For the valuation at May 28, 2008, core EBITDA multiples of 9.5x to 11.5x were utilized and given the greatest weighting in the analysis (70%). Extreme case multiples of 6.5x, 7.5x, 8.5x, 12.5x, 13.5x and 14.5x were also employed but were given less weight than the core multiples, with a combined weighting of 15% below 9.5x and 15% above 11.5x.
(4)	Does not give effect to the 1-for-1.9704 reverse split of our Class A common stock, the conversion of our Class L common stock into Class A common stock at a ratio of 35.1955 shares of Class A common stock for each share of Class L common stock and subsequent reclassification of the Class A common stock into common stock. We refer to this as the “Reclassification.”

Equity Awards

Aggregate option grants between May 28, 2008, the date of our going private transaction, and December 31, 2011 were as follows (without giving effect to the Reclassification): 1,257,750 options on Class A common shares in 2008 (fair value of $10.00 per share and exercise price of $10.00 per share), 28,300 options on Class A common shares in 2009 (fair value of $10.00 per share and exercise price of $10.00 per share), 71,600 options on Class A common shares in 2010 (fair value of $5.09 per share and exercise price of $10.00 per share), 89,350 options on Class A common shares in April 2011 (fair value of $9.02 per share and exercise price of $10.00 per share) and 41,650 Class A common shares in October 2011 (fair value of $10.89 per share and exercise price of $11.00 per share). On May 2, 2012, 1,401,750 options to acquire Class A common shares were exchanged for options to acquire 815,670 Class A common shares, and options to acquire 90,630 Class L common shares. In addition, on April 4, 2012 and May 2, 2012, a total of 293,004 options to acquire our Class A common shares, and 32,556 options to acquire Class L common shares were also awarded. The fair values and exercise prices for these awards were $6.09 per Class A common share and $511.51 per Class L common share. Prior to the option exchange, our employee stock options (other than continuation options relating to our going private transaction and related awards) were options to purchase only shares of our Class A common stock. In contrast, our investor stockholders held shares of both our Class A common stock and our Class L common stock in a ratio of nine shares of our Class A common stock for every one share of our Class L common stock (or 4.9 shares of our Class A common stock for every one share of our Class L common stock after retroactively giving effect to the 1-for-1.9704 reverse split of our Class A common stock). Our Class L common stock had a preferential payment right upon any liquidating distribution by us to holders of our capital stock. As a result, until the entire preference amount was paid out in respect of all outstanding shares of Class L common stock, holders of only shares of Class A common stock (or options to purchase only shares of Class A common stock) were not entitled to receive any portion of such liquidating distribution and, as a result, changes in the value of our equity would not be experienced in the same manner by our investors and our employee optionholders.

We determined in late January 2012 to pursue an option exchange in an attempt to better align the interests of our investor shareholders and our employee optionholders. Specifically, the option exchange was intended to provide an opportunity for existing optionholders to participate on the same basis as our investor shareholders in any equity value that was created through the growth and performance of our business, rather than having optionholders participate in liquidating distributions only after payment of the Class L preferred return. The exchange ratio was selected to provide an approximately equivalent net equity value opportunity to optionholders as the existing option awards, with the new option grants made “at the money” for options to acquire both shares of Class A common stock and shares of Class L common stock.

In connection with the option exchange, as described above, we obtained a contemporaneous valuation of our equity as of December 31, 2011 from an independent third-party valuation specialist, which was conducted in accordance with the guidelines outlined in the AIPCA Practice Aid, and which valuation was performed on a basis consistent with the third-party valuation performed in 2008. The valuation relied on a determination of enterprise value based on a discounted present value of our projected cash flows in future periods. After receiving such contemporaneous valuation, our board of directors approved the option exchange offer on March 9, 2012, including the exchange ratio and the exercise price for new awards (subject to such exercise price being determined by the board to be at least equal to the fair value of the underlying shares on the date of grant). We commenced the option exchange offer on March 26, 2012 and we completed the option exchange (and issued the new option awards) on May 2, 2012. All eligible optionholders participated in the option exchange, which resulted in our equity holders holding equity in the same ratio of nine shares of Class A common stock (or options to purchase such shares) for every one share of Class L common stock (or options to purchase such shares). After giving effect to the Reclassification, options to purchase an aggregate of 1,108,674 shares of our Class A common stock at an exercise price of $6.09 per share that were awarded in 2012 in connection with the option exchange or other grants, became exercisable for an aggregate of 562,652 shares of our common stock at an exercise price of $12.00 per common share. In addition, options to purchase an aggregate of 123,186 shares of our Class L common stock at an exercise price of $511.51 per share that were awarded in 2012 in connection with the option exchange or other grants became exercisable for an aggregate of 4,335,592 shares of our common stock at an exercise price of $14.54 per common share. In the aggregate, as of December 31, 2012 after giving effect to the Reclassification, we had outstanding options to purchase 5,036,179 shares of our common stock at a weighted average exercise price of $13.84 per common share.

From October 1, 2011 through December 31, 2012, we granted stock options to our employees as follows:

Grant Date	Options to purchase shares of Class A common stock
	As Granted						After Giving Effect to the Reclassification
	Number of Underlying Shares		Exercise Price		Fair Value of Class A Common Stock	Fair Value of Stock Option(6)	Number of Underlying Shares	Exercise Price(7)	Fair Value of Common Stock	Fair Value of Stock Option(6)
October 1, 2011	21,000	(1)	$11.00	(2)	$10.89	$6.15	10,657	$21.67	$21.45	$12.11
October 11, 2011	20,650	(1)	$11.00	(2)	$10.89	$6.16	10,479	$21.67	$21.45	$12.13
April 4, 2012	81,684		$6.09	(3)	$6.09	$2.90	41,454	$12.00	$12.00	$5.71
May 2, 2012 (5)	815,670		$6.09	(4)	$6.09	$2.90	413,952	$12.00	$12.00	$5.71
May 2, 2012	211,320		$6.09	(4)	$6.09	$3.70	107,244	$12.00	$12.00	$7.29
April 4, 2012	9,076		$511.51	(3)	$511.51	$243.96	319,434	$14.54	$14.53	$6.93
May 2, 2012 (5)	90,630		$511.51	(4)	$511.51	$243.96	3,189,768	$14.54	$14.53	$6.93
May 2, 2012	23,480		$511.51	(4)	$511.51	$310.31	826,390	$14.54	$14.53	$8.82

(1)	Options to purchase shares of our Class A common stock granted in October 2011 were exchanged on May 2, 2012 as part of the option exchange transaction in the ratio and on the terms discussed above and elsewhere herein.
(2)	Determined based on the fair value of our equity, as determined by our board of directors based on an updated internal valuation as of September 30, 2011.
(3)	Determined based on the fair value of our equity, as determined by the compensation committee of our board of directors, on April 4, 2012. The most recent contemporaneous valuation was as of December 31, 2011 and reflected our consideration of a third-party valuation as of December 31, 2011 that was delivered to us on March 6, 2012.
(4)	Determined based on the fair value of our equity, as determined by the compensation committee of our board of directors, on May 2, 2012. The most recent contemporaneous valuation was as of December 31, 2011 and reflected our consideration of a third-party valuation as of December 31, 2011 that was delivered to us on March 6, 2012.
(5)	Represents stock options granted pursuant to the option exchange transaction described above and under “Management—Equity Plan.”
(6)	Calculated using the Black-Scholes option pricing model using the following weighted average assumptions: for the October 2011 Class A option awards, the expected stock price volatility was 82%, the risk free interest rate was 0.63% and the expected life of the stock options was 3.6 years. For the stock option awards in 2012, which were awarded in the ratio of options to purchase nine shares of Class A common stock for each option to purchase one share of Class L common stock, the expected stock price volatility was 87%, the risk free interest rate was 0.37% and the expected life of the stock options was 2.6 years. For all stock option awards in all periods, our expected dividend yield was 0.0%.

(7)	Reflects the fair value of the common stock rounded up to the nearest whole cent.

In accordance with applicable accounting guidance for the modification of existing stock option awards, we used the Black-Scholes option pricing model to compute the fair value of the stock options immediately before and immediately after the modification. Based on this methodology, we determined that the fair value of stock options to purchase shares of Class A common stock was $3.21 per share before the modification and $2.90 per share after the modification, and the fair value of stock options to purchase shares of Class L common stock was $243.96 per share after the modification. On the basis of the foregoing, we determined an estimated total stock compensation charge, net of estimated forfeitures, of $19.0 million associated with the option exchange. We expensed $13.4 million in the year ended December 31, 2012 of this total compensation charge for the requisite service period already fulfilled. We will expense the remainder of this stock compensation charge as the service period and performance conditions are met. Approximately $5.0 million of the portion of the unrecognized compensation expense at December 31, 2012 relates to the stock options that have a performance condition that was achieved upon the completion of our Offering in January 2013 and was expensed in the first quarter of 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposures relate to foreign currency exchange rate risk and interest rate risk.

Foreign Currency Risk

Our exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom, Ireland, the Netherlands, India and Canada. We have not used financial derivative instruments to hedge foreign currency exchange rate risks associated with our foreign subsidiaries.

The assets and liabilities of our British, Irish, Dutch, Indian and Canadian subsidiaries, whose functional currencies are the British pound, Euro, Indian rupee and Canadian dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, our consolidated earnings before taxes would have decreased by approximately $0.7 million for 2012.

Interest Rate Risk

Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our revolving line of credit and term loans. No amounts were outstanding at December 31, 2012 under our revolving credit facility, and no borrowings were made in 2012. We had borrowings of $346.1 million and $84.4 million outstanding at December 31, 2012 under our Tranche B term loan and Series C new term loan facilities. Borrowings under the Tranche B term loan and the Series C new term loan facilities in 2012 were subject to a weighted average interest rate of 4.3% and 5.4%, respectively. Based on the outstanding borrowings under the senior credit facilities during 2012, we estimate that had the average interest rate on our borrowings increased by 100 basis points in 2012, our interest expense for the year would have increased by approximately $4.1 million in 2012. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bright Horizons Family Solutions Inc.

Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bright Horizons Family Solutions Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 26, 2013

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$30,448	$34,109
Accounts receivable—net	60,656	62,714
Prepaid expenses and other current assets	22,572	27,827
Current deferred income taxes	10,529	11,367

Total current assets	124,205	136,017
Fixed assets—net	237,157	340,376
Goodwill	947,371	993,397
Other intangibles—net	453,117	432,580
Deferred income taxes	1,814	1,603
Other assets	7,500	9,659

Total assets	$1,771,164	$1,913,632

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$4,814	$2,036
Accounts payable and accrued expenses	89,033	97,207
Deferred revenue	90,845	90,563
Other current liabilities	8,980	12,087

Total current liabilities	193,672	201,893
Long-term debt	794,443	904,607
Accrued rent and related obligations	18,580	24,944
Other long-term liabilities	22,526	23,717
Deferred revenue	3,878	3,727
Deferred income taxes	156,144	146,404

Total liabilities	1,189,243	1,305,292
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	15,527	8,126
Common stock, Class L, $0.001 par value, at accreted distribution value:
Authorized: 1,500,000 shares
Issued: 1,318,970, and 1,327,115 shares at December 31, 2011 and 2012, respectively
Outstanding: 1,317,581, and 1,327,115 shares at December 31, 2011 and 2012, respectively	772,422	854,101
Stockholders’ deficit:
Common stock, Class A, $0.001 par value:
Authorized: 14,500,000 shares
Issued: 6,024,395 and 6,062,653 shares at December 31, 2011 and 2012, respectively
Outstanding: 6,018,051 and 6,062,653 shares at December 31, 2011 and 2012, respectively	6	6
Additional paid-in capital	126,932	150,088
Treasury stock, at cost: 6,344 Class A shares at December 31, 2011	(125)	—
Accumulated other comprehensive loss	(14,161)	(8,816)
Accumulated deficit	(318,680)	(395,165)

Total stockholders’ deficit	(206,028)	(253,887)

Total liabilities, noncontrolling interest, common stock and stockholders’ deficit	$1,771,164	$1,913,632

See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Years ended December 31,
	2010	2011	2012
Revenue	$878,159	$973,701	$1,070,938
Cost of services	698,264	766,500	825,168

Gross profit	179,895	207,201	245,770
Selling, general and administrative expenses	83,601	92,938	123,373
Amortization	27,631	27,427	26,933

Income from operations	68,663	86,836	95,464
Gains from foreign currency transactions	—	835	—
Interest income	28	824	152
Interest expense	(88,999)	(82,908)	(83,864)

(Loss) income before income taxes	(20,308)	5,587	11,752
Income tax benefit (expense)	10,314	(825)	(3,243)

Net (loss) income	(9,994)	4,762	8,509
Net income attributable to noncontrolling interest	—	3	347

Net (loss) income attributable to Bright Horizons Family Solutions Inc.	$(9,994)	$4,759	$8,162

Accretion of Class L preference	64,712	71,568	79,211
Accretion of Class L preference for vested options	1,251	1,274	5,436

Net loss available to common shareholders	$(75,957)	$(68,083)	$(76,485)

Allocation of net (loss) income to common stockholders—basic and diluted:
Class L	$64,712	$71,568	$79,211
Class A	$(75,957)	$(68,083)	$(76,485)
Earnings (loss) per share:
Class L—basic and diluted	$49.21	$54.33	$59.73
Class A—basic and diluted	$(12.64)	$(11.32)	$(12.62)
Weighted average number of common shares outstanding:
Class L—basic and diluted	1,315,153	1,317,273	1,326,206
Class A—basic and diluted	6,006,960	6,016,733	6,058,512

See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Years ended December 31,
	2010	2011	2012
Net (loss) income	$(9,994)	$4,762	$8,509
Foreign currency translation adjustments	(1,799)	(5,343)	5,591

Comprehensive (loss) income	(11,793)	(581)	14,100
Comprehensive income (loss) attributable to non-controlling interest	—	1,536	(593)

Comprehensive (loss) income attributable to Bright Horizons Family Solutions Inc.	$(11,793)	$955	$13,507

Accretion of Class L preference	64,712	71,568	79,211
Accretion of Class L preference for vested options	1,251	1,274	5,436

Comprehensive loss attributable to common shareholders	$(77,756)	$(71,887)	$(71,140)

See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock Class A		Additional Paid In Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2009	6,011,496	$6	$123,335	$(103)	$(8,558)	$(174,641)	$(59,961)

Stock-based compensation			2,354				2,354
Exercise of stock options	10,488	—	51				51
Purchase of treasury stock				(22)			(22)
Translation adjustments					(1,799)		(1,799)
Accretion of Class L preference						(65,962)	(65,962)
Net loss						(9,994)	(9,994)

Balance at December 31, 2010	6,021,984	6	125,740	(125)	(10,357)	(250,597)	(135,333)

Stock-based compensation			1,158				1,158
Exercise of stock options	2,411	—	12				12
Tax benefit from stock option exercises			22				22
Translation adjustments, net of $1,539 attributable to non-controlling interest					(3,804)		(3,804)
Accretion of Class L preference						(72,842)	(72,842)
Net income attributable to Bright Horizons Family Solutions Inc.						4,759	4,759

Balance at December 31, 2011	6,024,395	6	126,932	(125)	(14,161)	(318,680)	(206,028)

Stock-based compensation			17,596				17,596
Exercise of stock options	86,066	—	440				440
Tax benefit from stock option exercises			874				874
Purchase of treasury stock				(497)			(497)
Acquisition of additional non-controlling interest			4,868		(706)		4,162
Retirement of treasury stock	(47,808)		(622)	622			—
Translation adjustments, net of $246 attributable to non-controlling interest					6,051		6,051
Accretion of Class L preference						(84,647)	(84,647)
Net income attributable to Bright Horizons Family Solutions Inc.						8,162	8,162

Balance at December 31, 2012	6,062,653	$6	$150,088	$—	$(8,816)	$(395,165)	$(253,887)

See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2010	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,994)	$4,762	$8,509
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	53,320	55,451	61,348
Amortization of original issue discount and deferred financing costs	6,143	6,330	6,783
Interest paid in kind	18,392	20,902	23,754
Change in the fair value of the interest rate cap	2,258	641	67
Gain on foreign currency transactions	—	(835)	—
Non-cash revenue and other	(983)	(342)	(319)
Impairment losses on long-lived assets	—	1,262	694
Loss (gain) on disposal of fixed assets	497	(636)	437
Stock-based compensation	2,354	1,158	17,596
Deferred income taxes	(13,570)	(5,872)	(12,045)
Changes in assets and liabilities:
Accounts receivable	(6,968)	(1,487)	(1,580)
Prepaid expenses and other current assets	2,241	259	(4,110)
Income taxes	447	27,321	(218)
Accounts payable and accrued expenses	(1,723)	13,303	1,155
Deferred revenue	8,592	7,937	(1,694)
Accrued rent and related obligations	5,791	2,968	6,273
Other assets	2,244	614	(2,180)
Other current and long-term liabilities	1,078	(166)	2,512

Net cash provided by operating activities	70,119	133,570	106,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(39,522)	(42,517)	(69,086)
Proceeds from the disposal of fixed assets	5	4,851	21
Payments for acquisitions—net of cash acquired	(6,387)	(57,326)	(111,825)

Net cash used in investing activities	(45,904)	(94,992)	(180,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(3,656)	(4,933)	(5,472)
Repayments on line of credit—net	(20,300)	(18,500)	—
Borrowings of long-term debt, net of issuance costs of $2.7 million	—	—	82,321
Purchase of treasury stock	(111)	—	(5,140)
Proceeds from issuance of Class A and Class L common stock	258	59	2,115
Tax benefit from stock-based compensation	312	93	3,381

Net cash (used in) provided by financing activities	(23,497)	(23,281)	77,205

Effect of exchange rates on cash and cash equivalents	360	(287)	364

Net increase in cash and cash equivalents	1,078	15,010	3,661
Cash and cash equivalents—beginning of period	14,360	15,438	30,448

Cash and cash equivalents—end of period	$15,438	$30,448	$34,109

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$62,111	$54,706	$51,974
Cash payments of taxes	$2,738	$3,062	$12,823
Non-cash accretion of Class L common stock preferred return	$65,962	$72,842	$84,647

See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2012 AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2011, AND 2012

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization—Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides workplace services for employers and families throughout the United States, Puerto Rico, Canada, the United Kingdom, Ireland, the Netherlands, and India. Workplace services include center-based child care, education and enrichment programs, elementary school education, back-up dependent care (for children and elders), before and after school care, college preparation and admissions counseling, tuition reimbursement program management, and other family support services.

The Company operates its child care and early education centers under various types of arrangements, which generally can be classified into two categories: (i) the management or cost plus (“Cost Plus”) model, where Bright Horizons manages a work-site child care and early education center under a cost-plus arrangement with an employer sponsor, and (ii) the profit and loss (P&L) model, where the Company assumes the financial risk of the child care and early education center’s operations. The P&L model may be operated under either (a) the sponsor model, where Bright Horizons provides child care and early educational services on a priority enrollment basis for employees of an employer sponsor, or (b) the lease/consortium model, where the Company provides priority child care and early education to the employees of multiple employers located within a real estate developer’s property or the community at large. Under each model type the Company retains responsibility for all aspects of operating the child care and early education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.

2013 Initial Public Offering—On January 30, 2013, the Company completed an initial public offering (“the Offering”) and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock in exchange for $233.3 million, net of offering costs. The Company used the proceeds of the Offering, as well as certain amounts from the 2013 refinancing discussed below, to repay the principal and accumulated interest under its senior notes outstanding on January 30, 2013.

On January 11, 2013, the Company effected a 1–for–1.9704 reverse split of its Class A common stock. All previously reported Class A per share and Class A share amounts in the accompanying financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

In addition, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of its Class L common stock, reclassified the Class A common stock into common stock, for which 475 million shares were authorized. The Company also authorized 25 million shares of undesignated preferred stock for issuance.

2013 Refinancing—On January 30, 2013, the Company entered into new $890.0 million senior secured credit facilities to refinance all of the existing indebtedness under the senior credit facilities and the senior subordinated notes and to modify certain provisions of the senior credit facilities. Significant terms of the refinancing are as follows:

•	$790.0 million term loan facility with a maturity date in 2020;

•	$100.0 million revolving credit facility with a maturity date in 2018;

•

The applicable margin percentages for the loan facilities are 2.0% per annum for base rate loans and 3.0% per annum for LIBOR rate loans provided that the base rate for the term loan may not be lower than 2.0% and LIBOR may not be lower than 1.0%.

The refinancing, which reduced the Company’s overall weighted average interest rate, resulted in a loss on extinguishment of debt of approximately $63.0 million, including redemption premiums on the senior notes, the senior subordinated notes and the Series C new term loans, and the write-off of deferred financing costs associated with this indebtedness, which we recorded in the first quarter of 2013. See Note 9, “Credit Arrangements and Debt Obligations”, for additional information regarding long-term debt.

Basis of Presentation—On May 28, 2008, Bright Horizons Family Solutions, Inc. (the “Predecessor”) completed a transaction (the “Merger”) with investment funds affiliated with Bain Capital Partners, LLC (the “Sponsor”), pursuant to which a wholly-owned merger subsidiary was merged with and into the Predecessor, which converted to a single member limited liability corporation (LLC), Bright Horizons Family Solutions LLC, and continued as the surviving corporation. Bright Horizons Family Solutions LLC is a wholly-owned subsidiary of Bright Horizons Capital Corp., which is in turn a wholly- owned subsidiary of Bright Horizons Family Solutions Inc., which is controlled by investment funds affiliated with the Sponsor. In July 2012, Bright Horizons Family Solutions Inc. changed its name from Bright Horizons Solutions Corp.

As part of the Merger, a new basis of accounting was established and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications—Certain reclassifications have been made to the prior year balances to conform to the current year’s presentation, with no impact on prior year earnings or shareholders’ equity.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting policies in the preparation of the consolidated financial statements relate to revenue recognition, goodwill and other intangibles, income taxes and common stock valuation and stock-based compensation. Actual results may differ from management’s estimates.

Foreign Operations—The functional currency of the Company’s foreign subsidiaries is their local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included in accumulated other comprehensive income or loss as a separate component of stockholders’ equity.

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from those foreign subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of operations. The net gains and losses recorded in the consolidated statements of operations for the years ended December 31, 2010 and 2012 were not significant. The Company recorded a net foreign currency gain of $0.8 million in the consolidated statement of operations for the year ended December 31, 2011 as a result of the settlement of an intercompany note during the year. There were no settlements of intercompany notes during the year ended December 31, 2012.

Fair Value of Financial Instruments—The Company estimates fair value for certain assets and liabilities and categorizes them based upon the level of judgment associated with the inputs used to measure their fair value and the level of market price observability.

The Company also develops internal estimates of fair value when the volume and level of activity for the asset or liability has significantly decreased or in those circumstances that indicate when a transaction is not orderly.

Financial instruments measured and reported at fair value are classified in one of the following categories:

Level 1—Quoted prices are available in active markets for identical investments as of the reporting date.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The hierarchy requires the use of observable market data when available. The Company considers relevant and observable market prices in its valuations where possible.

Fair value measurements, including those categorized as Level 3, are prepared and reviewed at each reporting period.

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and short and long-term debt. The fair value of the Company’s financial instruments approximates their carrying value. The following table shows the carrying value and the fair value of the Company’s long-term debt at December 31, 2011 and 2012 (in millions):

	December 31, 2011		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$825	$898	$927	$973

The fair value of the Company’s long-term debt was based on quoted market prices when available. When quoted market prices were not available, the fair value of long-term debt was based on quoted market prices of comparable instruments adjusted for differences between the quoted instruments and the instruments being valued, or was estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements. The Company based its determination of fair value on quoted market prices for the Company’s Tranche B and Series C term loans, which are classified within Level 1 of the fair value hierarchy. The Company based its determination of fair value on current incremental borrowing rates for similar debt for the senior notes and senior subordinated notes, which are classified within Level 2 of the fair value hierarchy. Significant increases/decreases in yields and borrowing rates could result in significantly higher (lower) fair value measurements. The Company’s interest rate cap for its Tranche B term loans is carried at fair value and is included in other assets on the consolidated balance sheets. The interest rate cap was valued at less than $0.1 million at December 31, 2011 and 2012. The fair value of the Company’s interest rate cap is based on model-derived valuations that use observable inputs and market data, which are classified as Level 2 of the fair value hierarchy. Gains and losses associated with changes in the fair value of the interest rate cap are included in interest expense on the consolidated statements of operations.

See Note 9, “Credit Arrangements and Debt Obligations”, for additional information regarding long-term debt and the interest rate cap.

The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period. There have been no transfers between levels during the years ending December 31, 2010, 2011 and 2012.

Concentrations of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at December 31, 2011 and 2012.

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities when purchased of three months or less to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts.

The Company’s cash management system provides for the funding of the main bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks may be in excess of the cash balances at certain banks, creating book overdrafts. There were no book overdrafts at December 31, 2011 and 2012.

Accounts Receivable—The Company generates accounts receivable from fees charged to parents and employer sponsors and, to a lesser degree, government agencies. The Company monitors collections and payments and maintains a provision for estimated losses based on historical trends, in addition to provisions established for specific collection issues that have been identified. Accounts receivable are stated net of this allowance for doubtful accounts.

Activity in the allowance for doubtful accounts is as follows (in thousands):

	Years ended December 31,
	2010	2011	2012
Beginning balance	$1,675	$1,691	$1,514
Provision	1,516	1,043	734
Write offs and adjustments	(1,500)	(1,220)	(621)

Ending balance	$1,691	$1,514	$1,627

Fixed Assets—Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation or amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statements of operations.

Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements and replacements are capitalized. Depreciation is included in cost of services and selling, general and administrative expenses depending on the nature of the expenditure.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company’s intangible assets principally consist of various customer relationships and contractual rights, and trade names.

Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested annually for impairment or more frequently if there are indicators of impairment. The Company tests goodwill for impairment by comparing the fair value of each reporting unit to its carrying value. The Company performs its annual impairment test as of December 31. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using the Company’s estimated discount rate. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No goodwill impairment losses were recorded in the years ended December 31, 2010, 2011, or 2012.

We test certain trademarks that are included in our indefinite-lived intangible assets, by comparing the fair value of the trademarks with their carrying value. We estimate the fair value first by estimating the total revenue attributable to the trademarks and then by applying a royalty rate determined by an analysis of empirical, market-derived royalty rates for guideline intangible assets, consistent with the initial valuation and then comparing the estimated fair value of our trademarks with the carrying value. This approach takes into effect level 3 and unobservable inputs. Impairment losses of $0.4 million were recorded in the years ended December 31, 2011 and 2012 in relation to certain trade names with indefinite lives, which have been included in selling, general and administrative expenses. No impairment losses were recorded in the year ended December 31, 2010 in relation to intangible assets.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and are amortized over the estimated period benefited, ranging from four to seventeen years. Intangible assets related to parent relationships are amortized using the double declining balance method over their useful lives. All other intangible assets are amortized on a straight line basis over their useful lives.

Impairment of Long-Lived Assets—The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the carrying amount of the asset to the estimated undiscounted future cash flows over the asset’s remaining life. If the estimated cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying amount of the asset to its estimated fair value less any disposal costs. Fair value can be determined using discounted cash flows and quoted market prices based on level 3 inputs. The Company recorded fixed asset impairment losses of $0.1 million, $0.8 million and $0.3 million in the years ended December 31, 2010, 2011 and 2012, respectively, which have been included in cost of sales.

Deferred Revenue—The Company records deferred revenue for prepaid tuition and management fees and amounts received from consulting projects in advance of services being performed. The Company is also a party to agreements where the performance of services extends beyond the current operating cycle. In these circumstances, the Company records a long-term obligation and recognizes revenue over the period of the agreement as the services are rendered.

Leases and Accrued Rent—The Company leases space for certain of its centers and corporate offices. Leases are evaluated and classified as operating or capital for financial reporting purposes. The Company recognizes rent expense from operating leases with periods of free rent, tenant allowances and scheduled rent increases on a straight-line basis over the applicable lease term. The difference between rents paid and straight-line rent expense is recorded as accrued rent.

Discount on Long-Term Debt—Original issue discounts on the Company’s debt are recorded as a reduction of long-term debt and are amortized over the life of the related debt instrument in accordance with the effective interest method. Amortization expense is included in interest expense in the consolidated statements of operations.

Deferred Financing Costs—Deferred financing costs are recorded as a reduction of long-term debt and are amortized over the life of the related debt instrument in accordance with the effective interest method. Amortization of this expense is included in interest expense in the consolidated statements of operations.

Other Long-Term Liabilities—Other long-term liabilities consist primarily of amounts payable to clients, pursuant to terms of operating agreements or for deposits held by the Company, and obligations for uncertain tax positions.

Income Taxes—The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax carryforwards, such as net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the provision for income taxes in the period that includes the enactment date. The Company records a valuation allowance to reduce the carrying amount of deferred tax assets if it is more likely than not that such asset will not be realized. Additional income tax expense is recognized as a result of recording valuation allowances. The Company does not recognize a tax benefit on losses in foreign operations where it does not have a history of profitability. The Company records penalties and interest on income tax related items as a component of tax expense.

Obligations for uncertain tax positions are recorded based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Noncontrolling Interest—The Company recorded the redeemable noncontrolling interest from its initial acquisition of a 63% ownership interest of a company in the Netherlands at fair value at the date of acquisition. The difference between the acquisition price and carrying value of the redeemable non-controlling interest of any additional interest acquired is recorded as an adjustment to additional paid in capital. Any accumulated other comprehensive income (loss) associated with the additional acquired interest is recorded as other comprehensive income (loss) of the Company.

In connection with the initial acquisition, the Company entered into put and call option agreements with the minority shareholders for the purchase of the noncontrolling interest at a future date at a value based on a contractually determined formula. As a result of the option agreements, the noncontrolling interest is considered redeemable and is classified as temporary equity on the Company’s consolidated balance sheet.

The noncontrolling interest is reviewed at each subsequent reporting period and adjusted, as needed, to reflect its then redemption value.

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.

Center-based care revenues consist primarily of tuition, which consists of amounts paid by parents, supplemented in some cases by payments from employer sponsors and, to a lesser extent, by payments from government agencies. Revenue may also include management fees, operating subsidies paid either in lieu of or to supplement parent tuition, and fees for other services. Revenue for center-based care is recognized as the services are performed.

The Company enters into contracts with its employer sponsors to manage and operate their child care and early education centers and/or for the provision of back-up dependent care and other educational advisory services under various terms. The Company’s contracts to operate child care and early education centers are generally three to ten years in length with varying renewal options. The Company’s contracts for back-up dependent care and other educational advisory services are generally one to three years in length with varying renewal options. Revenue for these services is recognized as they are performed.

Common Stock Valuation and Stock-Based Compensation—The Company accounts for stock-based compensation using a fair value method. Stock-based compensation expense is recognized in the consolidated financial statements based on the grant-date fair value of the awards that are expected to vest. This expense is recognized on a straight-line basis over the requisite service period, which generally represents the vesting period, of each separately vesting tranche. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model.

The key assumption in determining the fair value of stock-based awards on the date of grant is the fair value of the underlying Class L and Class A shares of common stock (collectively referred to herein as “common stock”). The fair value of the underlying common stock is determined using valuation models that rely primarily on a discounted cash flow approach to determine the enterprise value and the probability weighted expected return method to allocate the value of the invested capital to the two classes of stock.

Comprehensive (Loss) Income—Comprehensive (loss) income is comprised of net (loss) income and foreign currency translation adjustments, and is reported in the consolidated statements of comprehensive (loss) income net of taxes for all periods presented. The Company does not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. Therefore, taxes are not provided for the related currency translation adjustments.

Earnings (Loss) Per Share—Net earnings (loss) per share is calculated using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for the holders of the Company’s Class L and Class A shares. The Class L shares contain participation rights in any dividend paid by the Company or upon liquidation of the Company. Net income available to Class A common shareholders includes the effects of any Class L preference amounts. Net income available to shareholders is allocated on a pro rata basis to each share as if all of the earnings for the period had been distributed. Diluted net income (loss) per share is calculated using the treasury stock method for all outstanding stock options and the as-converted method for the Class L shares.

Subsequent Events— Subsequent events have been evaluated up through the date that these consolidated financial statements were filed.

2.	ACQUISITIONS

As part of the Company’s growth strategy to expand through strategic acquisitions, the Company has made the following acquisitions in the years ended December 31, 2010, 2011, and 2012.

2010 Acquisitions

In November 2010, the Company acquired all of the outstanding stock of a child care and early education center in the United States. In December 2010, the Company acquired the assets of a child care and early education center in the United Kingdom and of a provider of tuition management solutions in the United States, which complements the Company’s educational advisory services. The aggregate cash consideration for the acquisitions was $7.1 million. The purchase price for these acquisitions has been allocated based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition.

The Company acquired total tangible assets of $1.3 million and assumed liabilities of $0.5 million. In conjunction with these acquisitions, the Company recorded goodwill of $5.4 million and other intangible assets of $0.9 million, consisting of customer relationships and trade names. The identified intangible assets will be amortized over periods of four to nine years. The acquired intangible assets include trade names of $0.2 million that were determined to have indefinite lives.

The fair value of the assets acquired in business combinations in the year ended December 31, 2010 is as follows (in thousands):

Cash paid, net of cash acquired	$6,387
Liabilities assumed	463
Goodwill recognized	(5,407)

Fair value of assets acquired	$1,443

The operating results of the acquired businesses have been included in the Company’s consolidated results of operations from the respective dates of acquisition. The goodwill associated with the asset acquisitions in the United States and the United Kingdom is deductible for tax purposes. The Company incurred deal costs of $0.1 million related to these acquisitions, which have been expensed and are included in selling, general and administrative expenses in the consolidated statements of operations.

2011 Acquisitions

In March 2011, the Company acquired the assets of 20 child care and early education centers in the United States. Additionally, the Company acquired the assets of a child care and early education center in the United States in November 2011 and of a child care and early education center in the United Kingdom in December 2011. The aggregate cash consideration for the acquisitions was $27.6 million, which related primarily to the March 2011 acquisition. The purchase price for these acquisitions has been allocated based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition.

The Company acquired total tangible assets of $2.2 million and assumed liabilities of $0.8 million. In conjunction with these acquisitions, the Company recorded goodwill of $23.4 million and other intangible assets of $2.8 million, consisting primarily of customer relationships. The identified intangible assets will be amortized over periods of five to nine years.

In July 2011, the Company acquired 63% of a company in the Netherlands that operates 20 child care and early education centers for cash consideration of $29.9 million. As a result, this company became a majority-owned subsidiary of the Company, with its operating results included in the Company’s consolidated results of operations and the 37% of ownership interest retained by the previous owners presented as noncontrolling interest on the Company’s consolidated balance sheet. In connection with this transaction, the Company entered into put and call option agreements with the minority shareholders for the purchase of the noncontrolling interest at a future date at a value based on a contractually determined formula. As a result of the option agreements, the noncontrolling interest is considered redeemable and is classified as temporary equity on the Company’s consolidated balance sheet.

The purchase price for this transaction has been allocated based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition. The Company acquired total tangible assets of $9.4 million and assumed liabilities of $4.6 million, and recorded noncontrolling interest of $17.1 million. Additionally, the Company recorded goodwill of $39.5 million; other intangible assets of $3.4 million, consisting of customer relationships and trade name; and deferred tax liabilities of $0.7 million related to intangible assets subject to amortization that are not deductible for tax purposes. The identified intangible assets will be amortized over periods of four to ten years.

The fair value of the assets acquired in business combinations in the year ended December 31, 2011 is as follows (in thousands):

Cash paid, net of cash acquired	$57,228
Liabilities assumed	6,159
Noncontrolling interest	17,063
Goodwill recognized	(62,917)

Fair value of assets acquired	$17,533

The goodwill associated with the acquisitions in the United States and the United Kingdom is deductible for tax purposes. The goodwill for the acquisition in the Netherlands is not deductible for tax purposes. The Company incurred deal costs of $1.1 million related to these acquisitions, which have been expensed and are included in selling, general and administrative expenses in the consolidated statements of operations.

In the year ended December 31, 2011, the Company also paid approximately $0.1 million related to prior year acquisitions.

The operating results of the acquired businesses have been included in the Company’s consolidated results of operations from the respective dates of acquisition. The operating results for the acquired businesses are included in the Company’s consolidated results of operations beginning March 14, 2011 for the acquisition of 20 centers in the United States and beginning July 20, 2011 for the acquisition in the Netherlands. The acquired businesses contributed revenues of $28.0 million and net loss of $0.5 million for the year ended December 31, 2011. The following pro forma summary presents consolidated information as if the business combinations had occurred on January 1, 2010 (in thousands):

	Pro forma (Unaudited)
	Years ended December 31,
	2010	2011
Revenue	$919,581	$992,247
Net (loss) income attributable to Bright Horizons Family Solutions Inc.	$(9,136)	$7,115

2012 Acquisitions

In May 2012, the Company acquired the outstanding shares of Huntyard Limited, a company that operates 27 child care and early education centers in the United Kingdom, for cash consideration of $110.8 million. The preliminary purchase price for this acquisition has been allocated based on the estimated fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

Cash	$2,872
Accounts receivable	341
Prepaids and other current assets	2,880
Fixed assets	65,843
Intangible assets	6,004
Goodwill	45,723

Total assets acquired	123,663
Accounts payable and accrued expenses	(7,520)
Taxes payable	(656)
Deferred revenue and parent deposits	(3,006)
Deferred taxes	(1,720)

Total liabilities assumed	(12,902)

Purchase price	$110,761

The Company recorded goodwill of $45.7 million, which will not be deductible for tax purposes. Goodwill related to this acquisition is reported within the full service center-based care segment.

Intangible assets of $6.0 million consist of customer relationships and trade names that will be amortized over five and seven years, respectively. A deferred tax liability of $1.5 million was recorded related to the intangible assets for which the amortization is not deductible for tax purposes.

The Company incurred deal costs of $0.5 million related to this acquisition, which have been expensed and are included in selling, general and administrative expenses in the consolidated statements of operations. The allocation of the purchase price consideration was based on preliminary valuation and the estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts related to the fair value of fixed assets and for income tax assets and liabilities, pending the finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill.

The operating results for this acquisition are included in the consolidated results of operations from the date of acquisition. The acquired business contributed revenues of $26.3 million and net income of $1.1 million in the year ended December 31, 2012. The following pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2011 (in thousands):

	Pro forma (Unaudited)
	Years ended December 31,
	2011	2012
Revenue	$1,016,125	$1,088,378
Net income attributable to Bright Horizons Family Solutions Inc.	$4,804	$10,329

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2011	2012
Prepaid workers compensation insurance	$9,048	$9,160
Prepaid rent and other occupancy costs	5,947	6,354
Prepaid income taxes	2,087	213
Reimbursable costs	714	4,060
Favorable leases	462	386
Prepaid insurance	1,111	1,341
Deferred initial public offering costs	—	2,189
Other prepaid expenses and current assets	3,203	4,124

	$22,572	$27,827

Under the terms of the Company’s workers compensation policy, the Company is required to make advances to its insurance carrier pertaining to anticipated claims for all open plan years.

4.	FIXED ASSETS

Fixed assets consist of the following (dollars in thousands):

	Estimated useful lives	December 31,
		2011	2012
	(Years)
Buildings	20 – 40	$71,009	$116,157
Furniture and equipment	3 – 10	63,985	92,919
Leasehold improvements	Shorter of the lease term or the estimated useful life	165,397	206,328
Land	—	29,678	50,882

Total fixed assets		330,069	466,286
Accumulated depreciation and amortization		(92,912)	(125,910)

Fixed assets, net		$237,157	$340,376

The Company recorded depreciation expense of $25.7 million, $28.0 million and $34.4 million for the years ended December 31, 2010, 2011, and 2012, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

	Years ended December 31,
	2011	2012
Beginning balance	$887,895	$947,371
Goodwill additions during the period	62,917	45,723
Adjustments to prior year acquisitions	250	(22)
Tax benefit from the exercise of continuation options	(71)	(2,506)
Effect of foreign currency translation	(3,620)	2,831

Ending balance	$947,371	$993,397

Goodwill associated with full service center-based care, back-up dependent care and other educational advisory services amounted to $813.4 million, $159.2 million, and $20.8 million, respectively, at December 31, 2012. Substantially all activity associated with goodwill in 2011 and 2012 related to full service center-based care.

The following tables reflect intangible assets that are subject to amortization (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2011:
Contractual rights and customer relationships	15.0 years	$365,194	$(97,232)	$267,962
Trade names	8.9 years	1,798	(516)	1,282
Non-compete agreements	5 years	54	(29)	25
Other	2.9 years	4,200	(4,200)	—

		$371,246	$(101,977)	$269,269

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2012:
Contractual rights and customer relationships	14.9 years	$370,527	$(124,048)	$246,479
Trade names	9.1 years	3,147	(883)	2,264
Non-compete agreements	5 years	54	(33)	21

		$373,728	$(124,964)	$248,764

The Company also has trade names with net carrying values of $183.8 million at December 31, 2011 and 2012, which were determined to have indefinite useful lives and are not subject to amortization. On an annual basis, these trade names are subject to an evaluation of the remaining useful life to determine whether events and circumstances continue to support an indefinite useful life, as well as testing for impairment.

The Company recorded amortization expense of $27.6 million, $27.4 million and $26.9 million in the years ended December 31, 2010, 2011, and 2012, respectively.

The Company estimates that it will record amortization expense related to intangible assets existing as of December 31, 2012 as follows over the next five years (in millions):

Estimated amortization expense
2013	$26.5
2014	$24.0
2015	$22.5
2016	$22.1
2017	$21.6

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2011	2012
Accounts payable	$7,850	$6,319
Accrued payroll and employee benefits	47,950	52,344
Accrued insurance	12,916	13,674
Accrued interest	241	1,430
Accrued occupancy costs	2,272	2,336
Accrued professional fees	1,777	2,135
Other accrued expenses	16,027	18,969

	$89,033	$97,207

7.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	December 31,
	2011	2012
Customer amounts on deposit	$4,932	$6,579
Accrued rent and other occupancy costs	1,116	2,085
Unfavorable leases	500	475
Income taxes payable	994	933
Other miscellaneous liabilities	1,438	2,015

	$8,980	$12,087

8.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2011	2012
Customer amounts on deposit	$7,492	$8,481
Liability for uncertain tax positions	11,050	9,966
Other miscellaneous liabilities	3,984	5,270

	$22,526	$23,717

9.	CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS

Long-term debt consists of the following (in thousands):

	December 31,
	2011	2012
Tranche B term loans	$350,946	$346,111
Series C new term loans	—	84,363
Senior subordinated notes	300,000	300,000
Senior notes	174,055	197,810
Original issue discount	(10,656)	(8,012)
Deferred financing costs	(15,088)	(13,629)

Total debt	799,257	906,643
Less current maturities	4,814	2,036

Long-term debt	$794,443	$904,607

Long-Term Debt in Place at December 31, 2012

In 2008, in conjunction with the Merger, Bright Horizons Family Solutions LLC (“BHFS LLC”) entered into agreements with lenders consisting of a Credit and Guaranty Agreement (the “Credit Agreement”) in an aggregate principal amount not to exceed $440.0 million and a Note Purchase Agreement and Indenture for the issuance of $300.0 million of senior subordinated notes. In addition, Bright Horizons Capital Corp. (“Capital Corp.”) entered into a Note Purchase Agreement and Indenture for the issuance of $110.0 million of senior notes. In July of 2011, certain terms and provisions of the Credit Agreement and the Indentures were amended in order to permit the acquisition of a 63% ownership interest in a company in the Netherlands and a subsequent follow-on acquisition of the remaining minority equity interests, and to make certain other investment-related changes.

In May of 2012, certain terms and provisions of the Credit Agreement were further amended to permit the acquisition of the outstanding shares of Huntyard Limited, to increase the size of the incremental facility provided under the Credit Agreement by an additional $35.0 million, to $85.0 million, to eliminate the mandatory prepayment provision relating to the issuance of equity interests, and to make other changes to certain other covenants. The full amount of the amended incremental facility under the Credit Agreement was subsequently borrowed by BHFS LLC as Series C new term loans.

Credit and Guaranty Agreement

The Credit and Guaranty Agreement consists of three facilities:

•	$75 million Revolver—BHFS LLC may borrow and repay under the revolving credit facility for a term of six years, terminating on May 28, 2014, with any amounts outstanding at that date payable in full. The net proceeds of the borrowings under the revolving credit facility may be used for general corporate purposes, including, subject to certain sub-limits and covenant requirements, to fund acquisitions and invest in foreign subsidiaries. At BHFS LLC’s option, advances under the revolving credit facility will bear interest at either i) the greater of the Federal Funds Rate plus 0.5% or Prime (the Base Rate) plus a spread based on BHFS LLC’s leverage ratio, or ii) LIBOR (the Eurodollar Rate) plus a spread based on BHFS LLC’s leverage ratio. Commitment fees on the unused portion of the line are payable at a rate ranging from 0.375% to 0.500% per annum based on BHFS LLC’s leverage ratio. No amounts were outstanding at December 31, 2011 and 2012 under the revolving credit facility. The weighted average interest rate for the years ended December 31, 2010 and 2011 was 4.8% and 5.5%, respectively. There were no borrowings during the year ended December 31, 2012.

•

$365 million Tranche B Term Loans—The total available amount of $365.0 million in aggregate principal was borrowed in 2008 as of the date of the Merger. Principal repayments of $912,500 are due quarterly and commenced September 30, 2008, with the final payment due on May 28, 2015. As a result of the calculation of Consolidated Excess Cash Flow for 2010, the Company prepaid $4.9 million of principal in March 2011, satisfying all four quarterly principal payments required in 2011 and a portion of the payments required in 2012. As a result of the calculation of Consolidated Excess Cash Flow for 2011, the Company prepaid $4.8 million of principal in March 2012, satisfying the remaining quarterly principal payments required in 2012 and a portion of the payments required in 2013. At BHFS LLC’s option, the term loans bear interest at either i) the greater of the Federal Funds Rate plus 0.5% or Prime (the Base Rate) plus 3.0%, or ii) LIBOR (the Eurodollar Rate) plus 4.0%. Prior to May 28, 2011, the third anniversary of the agreement, both the Base Rate and Eurodollar Rate were subject to floors of 4.5% and 3.5%, respectively. At December 31, 2011 and 2012, $350.9 million and $346.1 million were outstanding in term loans, respectively. The interest rate on the outstanding term loans was 4.3% at December 31, 2011 and 4.2% at December 31, 2012. The weighted average interest rate for the years ended December 31, 2010, 2011 and 2012 was 7.5%, 5.6% and 4.3%, respectively. In 2009, BHFS LLC entered into an interest rate cap agreement with a bank to hedge changes in LIBOR over the term of the agreement such that the maximum interest BHFS LLC would be subject to would be 7.0% plus the spread of 4.0%. The agreement expires June 30, 2014. The interest rate cap is carried at fair value and is included in other assets on the consolidated balance sheets. The interest rate cap, which had an original cost of $1.0 million, had a fair value of less than $0.1 million at December 31, 2011 and 2012. Changes in the fair value of the interest rate cap are recorded in interest expense, which were an increase to interest expense of $2.3 million, $0.6 million, and $0.1 million in the years ended December 31, 2010, 2011 and 2012, respectively.

•

$85 million Series C New Term Loans—The entire $85.0 million available under the incremental facility was borrowed in May 2012. Principal repayments of $212,500 are due quarterly and commenced June 30, 2012, with the final payment due on May 23, 2017. At BHFS LLC’s option, the new term loans bear interest at either i) the greater of the Federal Funds Rate plus 0.5% or Prime (the Base Rate) plus 3.25%, or ii) LIBOR (the Eurodollar Rate) plus 4.25%. Both the Base Rate and Eurodollar Rate are subject to floors of 2.0% and 1.0%, respectively. At December 31, 2012, $84.4 million of Series C new term loans were outstanding and the interest rate on the outstanding loans was 5.3%.

Debt outstanding under the Credit and Guaranty Agreement is secured by substantially all of the assets of the Company’s subsidiaries located in the United States, and is guaranteed by all of the Company’s wholly-owned U.S.-based subsidiaries. The Credit and Guaranty Agreement requires that the Company maintain compliance with specified financial ratios and other covenants, including a minimum interest coverage ratio, a maximum total leverage ratio, a maximum capital expenditures requirement, and certain limitations on additional indebtedness, and the acquisitions and dispositions of assets. Amounts outstanding under the Credit and Guaranty Agreement are also subject to mandatory prepayment provisions based on cash flow generation, certain asset sales, or additional debt.

Original Issue Discount

The revolving credit facility and the Tranche B term loans were issued with original issue discount (OID) of $20.5 million; the Series C new term loans issued in May 2012 were issued with OID of $425,000. The OID is amortized over the stated term of each facility with amounts amortized in each period included in interest expense. For the years ended December 31, 2010, 2011, and 2012, the total amount of amortized OID included in interest expense was $2.8 million, $2.9 million and $3.1 million, respectively.

Note Purchase Agreements and Indentures

The Note Purchase Agreements and respective Indentures consist of:

•

$300 million of Senior Subordinated Notes: The senior subordinated notes were issued by BHFS LLC on May 28, 2008, bearing a fixed annual interest rate of 11.5% computed on the basis of a 360-day year and twelve 30-day months. Interest is payable quarterly and the senior subordinated notes mature and are payable in full on May 28, 2018. The senior subordinated notes are guaranteed by all of the Company’s wholly-owned US-based subsidiaries.

•

$110 million of Senior Notes: The senior notes were issued by Capital Corp. on May 28, 2008, bearing a fixed annual interest rate of 13.0% computed on the basis of a 360-day year and twelve 30-day months. Interest is payable quarterly in arrears and the senior notes mature and are payable in full on November 28, 2018. At Capital Corp.’s option, interest due on or before May 28, 2013, is payable in cash or by such interest being added to the principal. At December 31, 2012, the Company had $197.8 million of aggregate principal amount of the senior notes outstanding, which includes the interest that has been added to the principal. The senior notes are not guaranteed by any of the Company’s subsidiaries. Accumulated interest in the amount of $87.8 million added to the principal was due in 2013; however, since the Company used a portion of the proceeds from its initial public offering in 2013 to repay that liability, the amount is presented as a long-term liability at December 31, 2012.

The Indentures and the Note Purchase Agreements do not contain any financial maintenance covenants.

Deferred Financing Fees

BHFS LLC and Capital Corp. incurred financing fees of $27.1 million in connection with the 2008 debt agreements and BHFS LLC incurred an additional $2.3 million related to the 2012 Series C new term loans. These fees are being amortized over the terms of the related debt instruments and such amortization is included in interest expense in the consolidated statements of operations. Amortization expense relating to these deferred financing costs for the years ended December 31, 2010, 2011, and 2012, was $3.3 million, $3.4 million and $3.7 million, respectively.

Overdraft Facilities

The Company’s subsidiaries in the United Kingdom maintain an overdraft facility with a U.K. bank to support local short-term working capital requirements. The overdraft facility is repayable upon demand from the U.K. bank. The facility provides maximum borrowings of £0.3 million (approximately $0.5 million at December 31, 2012) and is secured by a cross guarantee by and among the Company’s subsidiaries in the United Kingdom and a right of offset against all accounts maintained by the subsidiaries at the lending bank. The overdraft facility bears interest at the U.K. bank’s base rate plus 2.15%. At December 31, 2011 and 2012, there were no amounts outstanding under the overdraft facility.

The Company’s majority-owned subsidiary in the Netherlands, acquired in 2011, maintains a revolving credit facility with a Dutch bank consisting of a €1.0 million (approximately $1.3 million at December 31, 2012) general facility to support working capital and letter of credit requirements, and a € 1.75 million (approximately

$2.3 million at December 31, 2012) current account facility to support the construction and fit out of new child care centers. The current account facility is reduced by € 0.25 million quarterly through January 1, 2014, its termination date. Both facilities are repayable upon demand from the Dutch bank and are secured by a right of offset against all accounts maintained by the Company at the lending bank. The current account facility is secured by an additional pledge of equipment. Both facilities bear interest at the bank’s Euro base rate plus 1.5%. At December 31, 2011 and 2012, there were no amounts outstanding under the facility. The weighted average interest rate for the year ended December 31, 2011 was 5.95%. There were no borrowings during the year ended December 31, 2012.

2013 Debt Refinancing Transactions

$110 million of Senior Notes—On January 30, 2013, the Company used the net proceeds of its initial public offering and certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem the senior notes in full for $213.3 million, including the redemption premium.

New Credit Facility—On January 30, 2013, the Company also entered into new $890.0 million senior secured credit facilities to refinance all of the existing indebtedness under the senior credit facilities and the senior subordinated notes and to reflect modifications to certain provisions of the senior credit facilities. Significant terms of the refinancing are as follows:

•	$790.0 million term loan facility with a maturity date in 2020;

•	$100.0 million revolving credit facility with a maturity date in 2018;

•

The applicable margin percentages for the loan facilities are 2.0% per annum for base rate loans and 3.0% per annum for LIBOR rate loans provided that the base rate for the term loan may not be lower than 2.0% and LIBOR may not be lower than 1.0%.

Principal payments of $2.0 million are due quarterly and commence March 30, 2013, with the final payment due on January 30, 2020.

The Tranche B term loans and the Series C new term loans were redeemed for an aggregate $433.0 million, including the redemption premium on the Series C new term loans, and the $300.0 million senior subordinated notes were redeemed in full for an aggregate $330.8 million, including the redemption premium.

10.	REDEEMABLE NONCONTROLLING INTEREST

In July 2011 the Company acquired a 63% ownership interest of a company in the Netherlands, and in November 2012, acquired a further 18.5% ownership interest, for an aggregate ownership of 81.5% as of December 31, 2012. See Note 2, “Acquisitions”, for additional information regarding the 2011 acquisition.

The company’s operating results are included in the Company’s consolidated results of operations from the date of acquisition and the minority ownership interest retained by the previous owners is presented as redeemable noncontrolling interest on the Company’s consolidated balance sheets.

The redeemable noncontrolling interest was measured at fair value at the date of acquisition and is reviewed at each subsequent reporting period and adjusted, as needed, to reflect its then redemption value. No adjustments have been recorded to date. The redeemable noncontrolling interest of 63% was recorded at a fair value of $17.1 million at the date of acquisition, which was determined based upon standard valuation techniques using unobservable inputs of discounted cash flow analysis and an industry peer comparable analysis.

The acquisition of the additional 18.5% by the Company in exchange for $3.9 million on November 23, 2012 was treated as an equity transaction and the difference between the acquisition price and carrying value of the redeemable non-controlling interest was recorded as an adjustment to additional paid in capital. The accumulated other comprehensive income associated with the additional acquired interest was also recorded as equity of the Company.

The following is a reconciliation of the changes in the redeemable noncontrolling interest for the years ended December 31, 2011 and 2012 (in thousands):

	Years ended December 31,
	2011	2012
Balance at beginning of the period	$—	$15,527
Fair value at acquisition	17,063	—
Sale of 18.5% of interest to BHFS	—	(7,994)
Net income attributable to noncontrolling interest	3	347
Effect of foreign currency translation	(1,539)	246

Balance at end of period	$15,527	$8,126

11.	INCOME TAXES

(Loss) income before income taxes consists of the following (in thousands):

	Years ended December 31,
	2010	2011	2012
United States	$(19,321)	$3,973	$6,882
Foreign	(987)	1,614	4,870

Total	$(20,308)	$5,587	$11,752

Income tax (benefit) expense consists of the following (in thousands):

	Years ended December 31,
	2010	2011	2012
Current tax (benefit) expense
Federal	$2,068	$(2,063)	$8,102
State	1,277	1,517	2,361
Foreign	231	7,120	4,434

	3,576	6,574	14,897
Deferred tax (benefit) expense
Federal	(11,213)	(1,292)	(9,048)
State	(2,419)	523	(1,453)
Foreign	(258)	(4,980)	(1,153)

	(13,890)	(5,749)	(11,654)

Income tax (benefit) expense	$(10,314)	$825	$3,243

The following is a reconciliation of the U.S. Federal statutory rate to the effective rate on pretax (loss) income (in thousands):

	Years ended December 31,
	2010	2011	2012
Federal tax (benefit) expense computed at statutory rate	$(7,108)	$1,956	$4,113
State tax (benefit) expense, net of federal tax	(1,391)	1,502	416
Valuation allowance, net	89	(5,018)	23
Permanent differences and other, net	(1,927)	236	551
Change in tax rate	—	(1,599)	12
Change to uncertain tax positions, net	(151)	4,166	(869)
Foreign rate differential	174	(418)	(1,003)

Income tax (benefit) expense	$(10,314)	$825	$3,243

Significant components of the Company’s net deferred tax liability are as follows (in thousands):

	December 31,
	2011	2012
Deferred tax assets:
Current deferred tax assets:
Reserve on assets	$525	$679
Liabilities not yet deductible	9,502	10,095
Deferred revenue	326	430
Depreciation	84	207
Other	146	—

	10,583	11,411
Valuation allowance	(3)	(45)

Net current deferred tax assets	10,580	11,366
Non-current deferred tax assets:
Net operating loss and credit carryforwards	6,257	1,918
Liabilities not yet deductible	9,991	12,806
Deferred revenue	471	737
Stock-based compensation	2,606	9,641
Deferred financing costs	1,273	1,018
Other	3,657	2,410

	24,255	28,530
Valuation allowance	(1,007)	(1,037)

Net non-current deferred tax assets	23,248	27,493

Total net deferred tax assets	33,828	38,859
Deferred tax liabilities:
Intangible assets	(163,316)	(158,426)
Depreciation	(14,313)	(13,867)

Total deferred tax liabilities	(177,629)	(172,293)

Net deferred tax liability	$(143,801)	$(133,434)

During 2012, the overall deferred tax liability has decreased, mostly due to the book to tax difference in the treatment of amortization of intangible assets, stock-based compensation and use of net operating losses and credits.

At December 31, 2012, the Company had a deferred tax asset of $1.9 million, representing the tax effect of net operating losses and tax credit carry-forwards. The components of this deferred tax asset are $0.5 million related to net operating losses in a number of states which have expiration dates through 2031 and $1.4 million of foreign net operating losses that will begin to expire in 2031 or can be carried forward indefinitely.

The Company has recorded valuation allowances on certain foreign net operating losses where it has not had a history of profitability.

The Company does not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. These earnings may become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. At this time, it is not practicable to estimate the amount of deferred tax liability on such earnings.

Uncertain Tax Positions

The Company follows the authoritative guidance relating to the accounting for uncertainty in income taxes. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Years ended December 31,
	2011	2012
Beginning balance	$4,420	$7,933
Additions for tax positions of prior years	4,392	474
Additions for tax positions of current year	557	879
Settlements	(1,436)	(474)
Reductions for tax positions of prior years	—	(845)
Lapses of statutes of limitations	—	(778)
Effect of foreign currency adjustments	—	223

Ending balance	$7,933	$7,412

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s current provision for income tax expense for the years ended December 31, 2010, 2011, and 2012 included $0.4 million, $0.8 million and $0.3 million, respectively, of interest and penalties related to tax positions of the Company. The liability for total interest and penalties at December 31, 2011 and 2012 was $3.1 million and $2.6 million, respectively, and is included in other long-term liabilities. During the fourth quarter of 2012, the Company partially reduced its reserve for uncertain tax positions due to the lapse in the statute of limitations for prior tax filings. Additionally, the Company received correspondence from a government representative of a foreign jurisdiction which accepted certain tax positions which had been taken in previous filings, thereby indicating that no change to the tax filings would be required; as a result, the uncertain tax benefit related to this matter was reduced in the fourth quarter.

The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is $6.6 million. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, or if applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from $0.5 million to $5.6 million.

The Company and its domestic subsidiaries are subject to U.S. Federal income tax as well as multiple state jurisdictions. U.S. Federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for Federal income tax returns is three years. The Company’s filings for 2009 through 2012 are subject to audit based upon the Federal statute of limitations.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There were no significant settlements of state audits during 2012. As of December 31, 2012, there were not any state income tax audits in process.

The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Canada, Ireland, and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to seven years.

12.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company has an incentive compensation plan (the “Plan”) under which it was authorized to grant options to acquire 0.8 million shares of Class A common stock to employees and directors, as well as to consultants and advisors to the Company. On March 9, 2012 the stockholders of the Company voted to increase the number of shares available to be issued in respect of awards granted under the Plan to 150,000 shares of Class L common stock and 1.5 million shares of Class A common stock.

Stock options granted under the Plan are subject to either a service condition or a service condition and a performance condition, and expire at the earlier of ten years from date of grant or termination of the holder’s employment with the Company, unless such termination was due to death, disability or retirement, unless otherwise determined by the Administrator of the Plan. The majority of the options have a requisite service period of five years, with 40% of the options vesting on the second anniversary of the date of grant and 20% vesting on each of the third, fourth and fifth anniversaries. Certain options have a requisite service period of three to four years, with 33% of the options vesting on the first or second anniversary of the date of grant and 33% vesting on each of the following anniversaries until fully vested. The performance based options additionally require the occurrence of a Change in Control, as defined in the Plan, or the closing of an initial public offering. For stock options granted with a service condition only, stock-compensation expense is recognized on a straight-line basis over the requisite service period of each separately vesting tranche. For stock options granted with a service and performance condition, stock-compensation expense will be recognized upon the Change in Control, as defined in the Plan, or the closing of an initial public offering, to the extent that the requisite service period is already fulfilled.

On March 9, 2012, the Board of Directors approved the exchange of existing stock options to acquire Class A common stock for options to acquire a combination of shares of Class A and Class L common stock (the “stock option exchange”). Options to purchase a total of 711,389 shares of Class A common stock were exchanged as of May 2, 2012 for options to acquire 90,630 shares of Class L common stock and 413,953 shares of Class A common stock, based on an exchange ratio of options to purchase approximately 7.9 shares of Class A common stock for a new option to purchase one share of Class L common stock and 4.6 shares of Class A common stock. The exercise price for each new award was $511.51 per share of Class L common stock and $12.00 per share of Class A common stock. All option holders were subject to the exchange. This transaction was accounted for as a modification. The Company expects to incur total incremental stock compensation expense of approximately $19.0 million related to the stock option exchange, of which approximately $13.4 million was recognized in the year ended December 31, 2012 related to the requisite service period already fulfilled. The remaining incremental expense for stock options granted with a service condition will be recognized on a straight-line basis over the remaining requisite service period of each separately vesting tranche of approximately 2 years. The incremental expense for stock options granted with a service condition and a performance condition of approximately $5.0 million will be recognized upon the closing of the initial public offering in January 2013, related to the requisite service period already fulfilled.

As of December 31, 2012, there were approximately 27,923 shares of Class L common stock and 896,523 shares of Class A common stock available for grant.

Treasury Stock

During the years ended December 31, 2010 and 2012, the Company repurchased a total of 1,123 shares and 41,454 shares of Class A common stock, respectively. There were no stock repurchases during the year ended December 31, 2011. The Company accounts for treasury stock under the cost method. On September 21, 2012, the Company retired all of its treasury stock, resulting in a $0.6 million reduction in common treasury stock and additional paid-in capital.

Common Stock

The Company’s charter authorizes the issuance of two classes of common stock, Class L and Class A. The rights of the holders of Class L and Class A shares are identical, except with respect to priority in the event of a liquidation distribution, as defined in the Company’s charter. The Class L common stock is entitled to a preference with respect to all liquidation distributions by the Company until the holders of Class L common stock have received an amount equal to the Class L base amount of $405 per share. Thereafter, the Class L shares and the Class A shares will receive any liquidation distributions made by the Company pro rata based on the number of outstanding Class A shares (treating each Class L share as one outstanding Class A share, subject to appropriate adjustment in the event of any stock split, stock dividend or similar event affecting the Class A shares). In the event of a change of control or an initial public offering of the Company, each outstanding share of Class L common stock is convertible into a number of shares of Class A common stock equal to one (subject to appropriate adjustment in the event of any stock split, stock dividend or similar event affecting the Class A shares) plus a number of additional shares of Class A common stock determined by dividing the accreted preference (which is equal to the Class L base amount of $405 per share plus an amount sufficient to generate an internal rate of return of 10% per annum on the Class L base amount) by the applicable per share price (as defined in the Company’s charter). Class L common stock is classified outside of permanent equity in the consolidated balance sheets at its preferential distribution amount, as the timing of the distribution event is outside of the control of the Company. The Class L preferred return of 10% per annum, compounded quarterly, is added to the Class L preferential distribution amount each period and recorded as an increase to accumulated deficit.

Repurchases of Class L common stock are recorded under the cost method as reductions to Class L common stock. During the years ended December 31, 2010 and 2012, respectively, the Company repurchased a total of 246 shares and 9,076 shares, respectively, of Class L common stock. There were no stock repurchases during the year ended December 31, 2011. All shares of Class L common stock repurchased were retired in 2012.

The following table reflects the changes in Class L common stock for the years ended December 31, 2010, 2011, and 2012 (in thousands, except share data):

	Shares Issued	Shares Outstanding	Amount
Class L common stock, balance at December 31, 2009	1,316,146	1,315,003	$633,452
Issuance of Class L common stock	2,296	2,296	208
Repurchase of Class L common stock	—	(246)	(89)
Accretion of Class L preferred return	—	—	65,962

Class L common stock, balance at December 31, 2010	1,318,442	1,317,053	699,533
Issuance of Class L common stock	528	528	47
Accretion of Class L preferred return	—	—	72,842

Class L common stock, balance at December 31, 2011	1,318,970	1,317,581	772,422
Issuance of Class L common stock	18,610	18,610	1,675
Repurchase of Class L common stock	—	(9,076)	(4,643)
Retirement of treasury stock	(10,465)	—	—
Accretion of Class L preferred return	—	—	84,647

Class L common stock, balance at December 31, 2012	1,327,115	1,327,115	$854,101

Stock-Based Compensation

The Company recognized the impact of stock-based compensation in its consolidated statements of operations for the years ended December 31, 2010, 2011, and 2012 and did not capitalize any amounts on the consolidated balance sheets. In the years ended December 31, 2010, 2011, and 2012, the Company recorded stock compensation expense of $2.4 million, $1.2 million, and $17.6 million, respectively, in selling, general and administrative expenses in the consolidated statements of operations, which generated an income tax benefit of $0.9 million, $0.5 million and $7.1 million, respectively. The stock compensation expense for the year ended December 31, 2012 includes $13.4 million related to the stock option exchange, $3.5 million related primarily to the vested portion of option awards granted during the period, with the remaining $0.7 million related to option awards granted in prior years.

There were no share-based liabilities paid during the period.

Stock Options

In conjunction with the Merger, various members of management rolled over certain vested and unexercised options in the Predecessor as investments in the Company; these rolled over options were substituted for continuation options to acquire a combination of shares in the Company in a ratio of 4.6 shares of Class A common stock for every one share of Class L common stock. A total of 472,709 pre-Merger options were rolled over, and substituted for 26,777 options to acquire an aggregate of 26,777 shares of Class L common stock and 122,303 shares of Class A common stock.

These continuation options had been fully expensed by the Predecessor as of the date of the Merger, and, therefore, there is no expense for these options in the accompanying consolidated statements of operations.

On January 11, 2013, the options to purchase shares of Class L common stock were converted into options to purchase common stock based on a conversion factor of 35.1955 and a corresponding adjustment to the exercise price.

The following table reflects stock option activity for the continuation options for the year ended December 31, 2012:

	Weighted Average Remaining Contractual Life in Years	Number of Options on Class L Shares	Class L Weighted Average Exercise Price	Number of Options on Class A Shares	Class A Weighted Average Exercise Price
Outstanding at January 1, 2012	0.9	23,191	$90.00	105,925	$4.93
Exercised		(18,610)	90.00	(85,001)	4.93

Outstanding and Exercisable at December 31, 2012	0.5	4,581	$90.00	20,924	$4.93

The aggregate intrinsic value (pre-tax) was $3.1 million for the Company’s outstanding and exercisable continuation options on Class L shares at December 31, 2012 based on the fair value of the continuation options Class L shares of $774.30. The aggregate intrinsic value (pre-tax) was $0.4 million for the Company’s outstanding and exercisable continuation options on Class A shares at December 31, 2012 based on the fair value of the continuation options Class A shares of $22.00 at December 31, 2012. The aggregate intrinsic value represents the net amount that would have been received by the option holders had they exercised all of their outstanding options and those which were fully vested on that date.

The total aggregate intrinsic value of exercised continuation options was $0.8 million, $0.2 million and $8.4 million for the years ended December 31, 2010, 2011 and 2012, respectively, based on the fair value of Class L common shares of $404.37, $472.70 and $511.51, respectively, and based on the fair value of Class A common shares of $9.99, $17.77, and $12.00, respectively.

The fair value of each stock option of Class A and Class L shares granted was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years ended December 31,
	2010	2011	2012
	Class A Shares	Class A Shares	Class L Shares	Class A Shares
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	82.0%	82.0%	79.2%	79.2%
Risk free interest rate	1.4%	1.2%	0.68%	0.68%
Expected life of options (years)	3.69	3.47	4.16	4.16
Weighted average fair value per share of options granted during the period	$4.34	$10.40	$291.83	$6.84

The expected stock price volatility is based upon the historical volatility of the Predecessor’s stock price over the expected life of the options, as well as the historical volatility of the stock price over the expected life of the options of similar companies that are publicly traded.

The table below reflects stock option activity under the Company’s equity plan for the year ended December 31, 2012.

	Weighted Average Remaining Contractual Life in Years	Class L Shares		Class A Shares
		Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	7.0	—	$—	715,321	$19.76

Exercised		—	—	(1,065)	19.70
Forfeited		—	—	(2,867)	19.70
Cancellations (1)		—	—	(711,389)	19.76
Option exchange (1)		90,630	511.51	413,953	12.00
Granted		32,556	511.51	148,699	12.00
Forfeited or expired		(1,109)	511.51	(5,188)	12.00

Outstanding at December 31, 2012	6.8	122,077	$511.51	557,464	$12.00
Exercisable at December 31, 2012	6.0	40,704	$511.51	185,915	$12.00
Vested and expected to vest at December 31, 2012	6.8	116,834	$511.51	533,641	$12.00

(1)	Represents option exchange consummated on May 2, 2012.

At December 31, 2012, the Company’s outstanding, exercisable, vested and expected to vest options to purchase Class L shares had an aggregate intrinsic value of $32.1 million, $10.7 million and $30.7 million, respectively.

At December 31, 2012, the Company’s outstanding, exercisable, vested and expected to vest options to purchase Class A shares had an aggregate intrinsic value of $5.6 million, $1.9 million and $5.3 million, respectively.

Options to purchase Class A shares exercised in 2012 did not have an intrinsic value as the exercise price exceeded their fair value at the date of exercise.

The fair value of pre-tax options that vested during 2012 was $4.2 million for options on Class L common stock and $0.7 million for options on Class A common stock. The fair value (pre-tax) of options that vested during the years ended December 31, 2010 and 2011 were $1.4 million and $0.8 million, respectively.

As of December 31, 2012, there was $12.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over the remaining requisite service period for options with a service condition, and upon a change in control, as defined in the Plan, or the closing of an initial public offering, to the extent that the requisite service period is already fulfilled for options with a service and performance condition. The weighted average remaining requisite service period was approximately two years at December 31, 2012.

Cash received by the Company from the exercise of stock options for the years ended December 31, 2010, 2011 and 2012 was $0.3 million, $0.1 million and $2.1 million, respectively. The actual tax benefits realized for the tax deductions from option exercises were $0.3 million, $0.1 million and $3.4 million in the years ended December 31, 2010, 2011, and 2012, respectively. The Company realizes a tax deduction upon the exercise of non-qualified stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount of the compensation recognized for tax purposes is based on the difference between the market value of the common stock and the option price at the date the options are exercised. Tax benefits related to the exercise of the continuation options were credited to goodwill as they had been previously expensed by the Predecessor.

Options to purchase 31,628 shares Class L common stock and 144,461 shares of Class A common stock vested upon the effectiveness of the Offering on January 24, 2013, which resulted in a compensation charge in the amount of $5.0 million.

13.	EARNINGS PER SHARE

As the Company has both Class L and Class A common stock outstanding and the Class L common stock has a preference with respect to all liquidation distributions, net (loss) earnings per share is calculated using the two-class method, which requires the allocation of earnings to each class of common stock.

The numerator in calculating Class L basic and diluted earnings per share is the Class L preference amount accrued during the year presented plus, if positive, a pro rata share of an amount equal to consolidated net income less the Class L preference amount.

The numerator in calculating Class A basic and diluted earnings per share is an amount equal to consolidated net income less the Class L preference amount and Class L pro rata share amount, if any.

The weighted average number of common shares in the common diluted earnings per share calculation excludes all Class L shares and stock options outstanding during the respective periods, as they would not be dilutive. The weighted average number of Class L shares in the earnings per share calculation excludes all Class L stock options outstanding during the respective periods as they would not be dilutive. The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Years ended December 31,
	2010	2011	2012
Net (loss) income—basic and diluted	$(9,994)	$4,759	$8,162
Accretion of Class L preference	64,712	71,568	79,211
Accretion of Class L preference for vested options	1,251	1,274	5,436

Net (loss) available to common shareholders	$(75,957)	$(68,083)	$(76,485)

Allocation of net (loss) income to common stockholders—basic and diluted:
Class L	$64,712	$71,568	$79,211
Class A	$(75,957)	$(68,083)	$(76,485)
Weighted average number of common shares—basic and diluted:
Class L	1,315,153	1,317,273	1,326,206
Class A	6,006,960	6,016,733	6,058,512
Earnings (loss) per common share—basic and diluted:
Class L	$49.21	$54.33	$59.73
Class A	$(12.64)	$(11.32)	$(12.62)

As of December 31, 2010, 2011, and 2012, there were options outstanding to purchase Class A common stock of 0.7 million shares, 0.8 million shares and 0.6 million shares that may be dilutive in the future. As of December 31, 2010, 2011 and 2012, there were options outstanding to purchase 23,719 shares, 23,191 shares and 126,658 shares of Class L common stock that may be dilutive in the future.

14.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various office equipment, child care and early education center facilities and office space under non-cancelable operating leases. Most of the leases expire within ten years and many contain renewal options for various periods. Rent expense for the years ended December 31, 2010, 2011, and 2012 totaled $52.1 million, $57.6 million and $62.8 million, respectively.

Future minimum payments as of December 31, 2012 under non-cancelable operating leases are as follows for the years ending December 31 (in thousands):

2013	$61,335
2014	58,750
2015	55,204
2016	50,014
2017	43,533
Thereafter	191,060

Total future minimum lease payments	$459,896

Long-Term Debt

Future minimum payments as of December 31, 2012 of long-term debt, prior to our debt refinancing in January 2013, are as follows for the years ending December 31 (in thousands):

2013	$2,036
2014	4,500
2015	342,125
2016	850
2017	80,963
Thereafter	410,000

Total future principal payments	$840,474

In addition to these obligations, amounts due in 2013 exclude $87.8 million of accumulated interest on the senior notes as of December 31, 2012, which has been added to the principal balance, and that was repaid in 2013 from the proceeds of the Offering as discussed in Note 9, “Credit Arrangements and Debt Obligations”.

The future minimum payments under the new $790.0 million term loans obtained on January 30, 2013 are as follows for each of the following years: $7.9 million in 2013, $7.9 million in 2014, $7.9 million in 2015, $7.9 million in 2016, $7.9 million in 2017, with $750.5 million due thereafter.

Letters of Credit

The Company has eighteen letters of credit outstanding used to guarantee certain rent payments for up to $0.8 million. No amounts have been drawn against these letters of credit.

Litigation

The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such legal matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Insurance and Regulatory

The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan. While management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company’s child care and early education centers are subject to numerous federal, state and local regulations and licensing requirements. Failure of a center to comply with applicable regulations can subject it to governmental sanctions, which could require expenditures by the Company to bring its child care and early education centers into compliance.

15.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees. To be eligible for the 401(k) Plan, an employee must be at least 20.5 years of age and have completed their eligibility period of 60 days and 160 hours of service from date of hire. If they do not meet the 160 hours of service requirement, they may be eligible at 12 months provided they have reached 1,000 hours of service from date of hire. The 401(k) Plan is funded by elective employee contributions of up to 50% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. Expense under the plan, consisting of Company contributions and plan administrative expenses paid by the Company, totaled approximately $1.8 million for each of the years ended December 31, 2010 and 2011, and totaled $2.0 million for the year ended December 31, 2012.

16.	SEGMENT AND GEOGRAPHIC INFORMATION

Bright Horizons work/life services are primarily comprised of full service center-based child care, back-up dependent care, elementary education, college preparation and admissions counseling, and tuition assistance, counseling and management services. The Company has identified three reporting segments consisting of full service center-based care, back-up dependent care, and other educational advisory services. Full service center-based care includes the traditional center-based child care, preschool, and elementary education, which have similar operating characteristics and meet the criteria for aggregation under ASC 280, Segment Reporting. Full service center-based care derives its revenues primarily from contractual arrangements with corporate clients and from tuition. The Company’s back-up dependent care services consist of center-based back-up child care, in-home care, mildly ill care, and adult/elder care. The Company’s other education advisory services consists of the remaining services, including college preparation and admissions counseling and tuition assistance, counseling and management services, which do not meet the quantitative thresholds for separate disclosure and are not material for segment reporting individually or in the aggregate. The Company and its chief operating decision makers evaluate performance based on revenues and income from operations.

The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced or included herein.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Year ended December 31, 2010
Revenue	$769,235	$99,086	$9,838	$878,159
Amortization of intangibles	25,324	2,057	250	27,631
Income from operations	46,770	21,141	752	68,663
Year ended December 31, 2011
Revenue	$844,595	$114,502	$14,604	$973,701
Amortization of intangibles	25,178	1,947	302	27,427
Income from operations	58,950	28,669	(783)	86,836
Year ended December 31, 2012
Revenue	$922,214	$130,082	$18,642	$1,070,938
Amortization of intangibles	25,906	725	302	26,933
Income from operations	60,154	33,863	1,447	95,464

Revenue and long-lived assets by geographic region are as follows (in thousands):

	Years ended December 31,
	2010	2011	2012
Revenue
North America	$770,848	$843,645	$901,210
Europe and other	107,311	130,056	169,728

Total Revenue	$878,159	$973,701	$1,070,938

	December 31,
	2011	2012
Long-lived assets
North America	$198,468	$230,807
Europe and other	38,689	109,569

Total long-lived assets	$237,157	$340,376

The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “Europe and other” includes the Company’s United Kingdom, Netherlands, Ireland, and India operations.

17.	TRANSACTIONS WITH RELATED PARTIES

The Company has a management agreement with a significant stockholder. The management agreement has a ten year term which commenced May 28, 2008. Fees of $2.5 million per year have been paid to the significant stockholder in each of the years ended December 31, 2010, 2011 and 2012. These fees are included in selling, general and administrative expenses in the consolidated statements of operations.

In connection with the Offering, the Company and its significant stockholder agreed to terminate the management agreement, which resulted in a payment of $7.5 million by the Company to the Sponsor in 2013.

18.	QUARTERLY RESULTS (UNAUDITED)

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of the results of any future quarter.

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands)
Revenue	$232,922	$248,017	$243,877	$248,885
Gross profit	49,296	55,322	49,183	53,400
Income from operations	20,226	25,535	18,293	22,782
Net income (loss)	(1,263)	2,519	(364)	3,870
Net income (loss) attributable to Bright Horizons Family Solutions Inc	(1,263)	2,519	(456)	3,959
Allocation of net (loss) income to common stockholders – basic and diluted:
Class L	16,995	17,608	18,253	18,712
Class A	(18,564)	(15,406)	(19,030)	(15,083)
Earnings (loss) per share:
Class L – basic and diluted	$12.90	$13.37	$13.86	$14.20
Class A – basic and diluted	$(3.09)	$(2.56)	$(3.16)	$(2.51)

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In thousands)
Revenue	$258,122	$271,463	$267,927	$273,426
Gross profit	58,020	64,553	60,092	63,105
Income from operations	26,104	16,061	25,355	27,944
Net income (loss)	3,590	(1,914)	2,606	4,227
Net income (loss) attributable to Bright Horizons Family Solutions Inc	3,509	(1,967)	2,446	4,174
Allocation of net (loss) income to common stockholders – basic and diluted:
Class L	18,513	19,590	20,298	20,810
Class A	(15,070)	(25,482)	(18,521)	(17,412)
Earnings (loss) per share:
Class L – basic and diluted	$13.99	$14.76	$15.30	$15.68
Class A – basic and diluted	$(2.49)	$(4.20)	$(3.06)	$(2.87)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to the existence of a transition period, established by rules of the Securities and Exchange Commission, for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of December 31, 2012.

David H. Lissy, age 47, has served as a director of the Company since 2001 and as Chief Executive Officer of the Company since January 2002. Mr. Lissy served as Chief Development Officer of the Company from 1998 until January 2002. He also served as Executive Vice President from June 2000 to January 2002. He joined Bright Horizons in August 1997 and served as Vice President of Development until the merger with CorporateFamily Solutions, Inc. in July 1998. Prior to joining Bright Horizons, Mr. Lissy served as Senior Vice President/General Manager at Aetna U.S. Healthcare, the employee benefits division of Aetna, Inc., in the New England region. His experience prior to joining the Company, his leadership at the Company and at many charitable, business services, and educational organizations, including his current service on the boards of the March of Dimes, Altegra Health, Jumpstart and Ithaca College, provides him with the experience and management skills necessary to serve as a director of the Company.

Mary Ann Tocio, age 64, has served as a director of the Company since November 2001 and as Chief Operating Officer of the Company since its inception in 1998. She was appointed President in June 2000. Ms. Tocio joined Bright Horizons in 1992 as Vice President and General Manager of Child Care Operations, and served as Chief Operating Officer from November 1993 until the merger with CorporateFamily Solutions, Inc. in July 1998. Ms. Tocio has more than thirty years of experience managing multi-site service organizations, twenty years of which were with the Company. She was previously the Senior Vice President of Operations for Health Stop Medical Management, Inc., a national provider of ambulatory care and occupational health services. Ms. Tocio also currently serves as a member of the board of directors of Harvard Pilgrim Health Care, a health benefits and insurance organization, and Mac-Gray Corporation, a provider of laundry facilities management services, and Horizons for Homeless Children, a non-profit organization that provides support for homeless children and their families. Her public company board experience and expertise with managing growing organizations render her an invaluable resource as a director.

Elizabeth J. Boland, age 53, has served as Chief Financial Officer of the Company since June 1999. Ms. Boland joined Bright Horizons in September 1997 and served as Chief Financial Officer and, subsequent to the merger between Bright Horizons and CorporateFamily Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. From 1994 to 1997, Ms. Boland was Chief Financial Officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as Vice President-Finance for Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. From 1981 to 1990, she worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager.

Stephen I. Dreier, age 70, has served as Chief Administrative Officer and Secretary of the Company since 1997. He joined Bright Horizons as Vice President and Chief Financial Officer in August 1988 and became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as Bright Horizons’ Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer. From 1976 to 1988, Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company.

Danroy T. Henry, Sr., age 46, has served as the Chief Human Resource Officer since December 2007. Mr. Henry joined Bright Horizons in May 2004 as the Senior Vice President of Global Human Resources. From 2001 to 2004, Mr. Henry was the Executive Vice President for FleetBoston Financial where he had responsibility for the metropolitan Boston consumer banking market. Prior to 2001 Mr. Henry served roles in human resources management at Blinds To Go Superstores, Staples, Inc. and Pepsi Cola Company. Mr. Henry is the past board chair of the North East Human Resources Association and has served on the board of the Society of Human Resource management foundation. He is also currently the chair and co-founder of the DJ Dream Fund.

Directors of the Registrant

Our certificate of incorporation provides that our board of directors will be divided into three classes of directors, with the classes as nearly equal in numbers as possible. The Board believes that each director has valuable individual skills and experiences that, taken together, provide the Company with the variety and depth of knowledge, judgment and vision necessary to provide effective oversight of the Company. Information for David Lissy, who is a Class I director, and Mary Ann Tocio, who is a Class II director, appears under “Executive Officers of the Registrant” above.

Class I Directors, Term Expires in 2014

David Humphrey, age 35, has been a managing director at Bain Capital Partners, LLC since December 2012 having joined the firm in 2001. From December 2008 to December 2012 Mr. Humphrey served as a Principal, and from 2006 to December 2008 Mr. Humphrey served as Vice President, at Bain Capital Partners, LLC. Mr. Humphrey serves on the board of directors of Burlington Coat Factory and Skillsoft plc. Prior to joining Bain Capital, Mr. Humphrey was an investment banker in the mergers and acquisitions group at Lehman Brothers from 1999 to 2001. Mr. Humphrey received an M.B.A. from Harvard Business School and a B.A. from Harvard University. Mr. Humphrey, who has served as a director since 2008, has substantial knowledge of the capital markets from his experience as an investment banker and is valuable to the board of directors’ discussions of capital and liquidity needs.

Dr. Sara Lawrence-Lightfoot, age 68, has served as a director of the Company since 1998. She is the Emily Hargrowes Fisher Professor of Education at Harvard University and has been on the faculty since 1972. Dr. Lawrence-Lightfoot served as a director of the John D. and Catherine T. MacArthur Foundation from 1991 to 2007 and as Chairman from 2001 to 2007. She served as Chair of the Academic Affairs Committee of the Board of Trustees of Berklee College of Music from September 2007 until March 2012 and has been a trustee since 2004. Dr. Lawrence-Lightfoot’s expertise in child development, teacher training, classroom structures and processes, curriculum development, parent/teacher relationships, educational policies and organizational matters will continue to provide an invaluable resource to the board.

Class II Directors, Term Expires in 2015

Jordan Hitch, age 46, has been a managing director at Bain Capital Partners, LLC since 1997. Prior to joining Bain Capital in 1997, Mr. Hitch was a consultant at Bain & Company where he worked in the financial services, healthcare and utility industries. Mr. Hitch serves on the board of directors of Bombardier Recreational Products, Guitar Center Holdings, Inc., The Gymboree Corporation and Burlington Coat Factory Warehouse Corporation. As a result of these and other professional experiences, Mr. Hitch has served as a director since 2008 and brings to our board significant experience in and knowledge of corporate finance and strategy development, which strengthen the collective qualifications, skills and experience of our board of directors.

Linda A. Mason, age 58, co-founded Bright Horizons in 1986, and served as director and its president from 1986 to 1998. She has served as a director and Chairman of the board of the Company since 1998. Prior to founding Bright Horizons, Ms. Mason was a co-director of the Save the Children relief and development effort in the Sudan and worked as a program officer with CARE in Thailand. In addition to her duties as executive chairman of our board of directors, since 1998 Ms. Mason has served as a part-time employee of the Company, with responsibilities that include participation in Company trainings, conferences and culture-building and representing the Company from time to time on industry matters and in public policy discussions. Ms. Mason is the wife of Roger H. Brown, who is also a director of the Company. From 1983 to 2007, Ms. Mason served as director of Whole Foods Market. Ms. Mason currently serves on the boards of Horizons for Homeless Children, the Advisory Board of the Yale University School of Management, Carnegie Endowment for International Peace, Mercy Corps and the Packard Foundation. Ms. Mason has extensive experience with the Company and her sense of mission and child advocacy work bring valuable perspective to the board.

Class III Directors, Term Expires in 2016

Lawrence M. Alleva, age 63, was appointed as a director of the Company in September 2012. The board of directors has determined that he is an independent director. Mr. Alleva is a Certified Public Accountant (inactive) and spent his professional career with PricewaterhouseCoopers LLP (PwC), including 28 years as a partner, from 1971 until his retirement in 2010. At PwC he served clients ranging from Fortune 500 and multi-national companies to rapid-growth companies pursuing initial public offerings. Mr. Alleva also served in a senior national leadership role for PwC’s Ethics and Compliance Group to manage the design and implementation of best practice procedures, internal controls and monitoring activities, including in connection with PwC’s response to inspection reports issued by the Public Company Accounting Oversight Board (PCAOB). Mr. Alleva currently serves as a director and chair of the audit committees of GlobalLogic, Inc. and of Tesaro, Inc. He has served as a trustee of Ithaca College for over 20 years, including in the vice chair role for ten years. Mr. Alleva brings valuable experience to our board through his financial and Sarbanes-Oxley Act expertise, and his professional focus on areas such as corporate governance, control and financial reporting best practices.

Josh Bekenstein, age 54, has been a managing director at Bain Capital Partners, LLC since 1986. Prior to joining Bain Capital in 1984, Mr. Bekenstein spent several years at Bain & Company, where he was involved with companies in a variety of industries. Mr. Bekenstein serves as a director of Michaels Stores, Inc., Bombardier Recreational Products Inc., Dollarama Capital Corporation, Toys “R” Us, Inc., Burlington Coat Factory Warehouse Corporation, The Gymboree Corporation and Waters Corporation. Mr. Bekenstein has been on the Board of the Company since its inception in 1986 and his many years of experience both as a senior executive of a large investment firm and as a director of companies in various business sectors, including ours, make him highly qualified to serve on our board.

Roger H. Brown, age 56, has served as a director of the Company since 1998. He has served as President of Berklee College of Music since June 2004. Mr. Brown was Chief Executive Officer of the Company from June 1999 until December 2001, President of the Company from July 1998 until May 2000 and Executive Chairman of the Company from June 2000 until June 2004. Mr. Brown co-founded Bright Horizons and served as Chairman and Chief Executive Officer of Bright Horizons from its inception in 1986 until the merger with CorporateFamily Solutions in July 1998. Mr. Brown is the husband of Linda A. Mason, who is Chairman of the board of directors. Prior to 1986, he worked as a management consultant for Bain & Company, Inc. Mr. Brown is a co-founder of Horizons for Homeless Children, a non-profit that provides support for children and their families. He is chairman of the board for Boston After School and Beyond and serves on the board for Sonicbids, the leading website for connecting emerging bands and music promoters, and the board of Wheaton College in Norton, Massachusetts. Mr. Brown’s management expertise, combined with his longstanding ties to and intimate knowledge of the Company will continue to serve the Company well throughout his tenure as director.

Marguerite Kondracke, age 66, served as founder and CEO of CorporateFamily Solutions, Inc. from 1987 to 1998. The board of directors has determined that she is an independent director. She served as CEO of the Company for one year and then as Co-Chair of the board of directors of the Company from 1999 until 2001 and served as a director until 2003. She began serving as a director of the Company in 1998, and from 2003 to 2004 she served as Staff Director for the U.S. Senate Subcommittee on Children and Families. Ms. Kondracke returned to the Company’s board in 2004, and from 2004 until May 2012, also served as President and CEO of America’s Promise Alliance, a nonprofit organization founded by Colin Powell that advocates for the strength and well-being of America’s children and youth. Ms. Kondracke serves on the boards of Saks, Inc., LifePoint Hospitals, Rosetta Stone, Teachscape, and The American Academy. Ms. Kondracke brings knowledge of developmental child care and education as well as extensive leadership experience to the board.

Corporate Governance

Code of Business Conduct and Ethics

We have adopted a Code of Conduct and Business Ethics applicable to our employees, officers (including our chief executive officer, chief financial officer and chief accounting officer) and members of our board of directors. The Code of Conduct and Business Ethics is accessible on our website at www.brighthorizons.com. If we make any substantive amendments to the Code of Conduct and Business Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct and Business Ethics to our officers, including the chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Board Structure and Committee Composition

The members of each committee are appointed by the board of directors and serve until their successors are elected and qualified, unless they are earlier removed or resign. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Because we are taking advantage of exceptions applicable to “controlled companies” under the New York Stock Exchange listing rules, we do not have a majority of independent directors, we do not have a nominating committee, and our compensation committee is not composed entirely of independent directors as defined under such rules. The responsibilities that would otherwise be undertaken by a nominating committee will be undertaken by our board of directors, or at its discretion, by a special committee established under the direction of our board of directors. The controlled company exception does not modify the independence requirements for our audit committee. The rules applicable to our audit committee require that our audit committee be composed of at least three members, a majority of whom must be independent within 90 days of the date of the Offering, and all of whom will be independent within one year of the Offering. On March 8, 2013, we appointed Marguerite Kondracke to serve on our audit committee and determined that she qualifies as an independent director under applicable SEC and New York Stock Exchange rules, resulting in a majority of the members of our audit committee qualifying as independent.

Audit Committee

The purpose of the audit committee is set forth in the audit committee charter, which can be obtained on our website at www.brighthorizons.com. The audit committee’s primary duties and responsibilities are to:

•

Appoint or replace, compensate and oversee the outside auditors for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for us. The outside auditors will report directly to the audit committee.

•

Pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our outside auditors, subject to de minimis exceptions which are approved by the audit committee prior to the completion of the audit.

•

Review and discuss with management and the outside auditors the annual audited and quarterly unaudited financial statements, our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the selection, application and disclosure of critical accounting policies and practices used in such financial statements.

•	Review and approve all related party transactions.

•

Discuss with management and the outside auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements, including any significant changes in our selection or application of accounting principles, any major issues as to the adequacy of our internal controls and any special steps adopted in light of material control deficiencies.

Our audit committee consists of Lawrence Alleva, David Humphrey and Marguerite Kondracke. Our board of directors has determined that Mr. Alleva and Ms. Kondracke are independent directors pursuant Rule 10A-3(b)(1) under Exchange Act and Section 303A.02 of the NYSE Listed Company Manual. Mr. Alleva is also an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K, and serves as chair of the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than ten percent beneficial owners of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and greater than ten percent stockholders are required by the rules and regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

Our common stock was not registered under the Securities Exchange Act of 1934, as amended, until January 24, 2013 and, consequently, there were no Section 16 filing requirements to be satisfied during fiscal 2012.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This discussion describes our compensation philosophy, principles and practices with respect to the compensation of the below listed executive officers (referred to as our named executive officers):

David H. Lissy	Chief Executive Officer
Mary Ann Tocio	President and Chief Operating Officer
Elizabeth J. Boland	Chief Financial Officer
Danroy T. Henry	Chief Human Resources Officer
Stephen I. Dreier	Chief Administrative Officer and Secretary

Overview of Compensation

Our named executive officers’ compensation is determined by our compensation committee and is reviewed annually. Our executive compensation program is designed to attract and retain high-quality leadership and incentivize our executive officers and other key employees to achieve company performance goals and strong individual performance over the short- and long-term. Our pay-for-performance approach to executive compensation places a greater emphasis on long-term equity incentive grants than on other forms of compensation, reflecting our focus on long-term value creation and serving to align the interests of our executive officers with those of our shareholders.

Fiscal 2012 Performance and Company Highlights

The Company achieved strong financial and operating results in fiscal 2012, and we believe that our named executive officers were instrumental in helping us achieve these results. Some highlights of the Company’s fiscal 2012 performance include:

•	Exceeded planned financial results: The Company exceeded its planned revenue growth of $1.067 billion and its EBITDA growth target of $28 million for 2012.

•

Prepared for successful initial public offering: Following the close of fiscal 2012, in January 2013, we successfully completed an initial public offering, and our common stock became listed on the New York Stock Exchange under the symbol “BFAM.”

•

Prepared for a successful refinancing of indebtedness: Following the close of fiscal 2012, in January 2013, we successfully refinanced all of our outstanding debt in conjunction with the Offering on terms deemed favorable by our board, including a lower interest rate.

Effect of Fiscal 2012 Performance on 2012 Compensation

The primary performance consideration in evaluating the annual cash bonuses of our named executive officers was the achievement of planned revenue growth and targeted growth in earnings before interest, taxes, depreciation, amortization, straight line rent expense, equity expense, transaction costs and the Sponsor management fee, which we refer to for these purposes as EBITDA, for 2012. As a result, we awarded our named executive officers the full target amount of the corporate performance portion of their annual cash bonus. In addition, the strategic and tactical decisions employed by our named executive officers to achieve the revenue goals and EBITDA target were consideration in deciding the individual portion of each executive’s bonus.

Compensation Philosophy, Objectives, and Process

Our compensation philosophy centers on:

•	Pay for Performance: Compensation should be tied to the achievement of financial, operating, and strategic goals.

•

Equity Ownership: A significant part of our compensation program is in the form of equity-based awards. These awards serve to align the interests of our executive officers with those of our shareholders, encourage long-term retention and incentivize long-term value creation.

•	Individual Performance: Compensation should take into account and reward individual performance and contribution to our success.

Role of the Compensation Committee, Chief Executive Officer, and President. Our compensation committee oversees our executive compensation program and is responsible for approving the compensation paid to, and the agreements entered into with, our executive officers, including our named executive officers. This committee’s roles and responsibilities are set forth in a written charter adopted by our board, which can be found online at www.investors.brighthorizons.com under “Corporate Governance”. Our compensation committee determines the base salary, cash incentive compensation, and equity compensation of our executive officers, including our named executive officers.

Following our initial public offering, our Board has assumed responsibility for approving, after receiving the recommendation or approval of our compensation committee, equity awards granted to our executive officers in order to qualify these awards as exempt awards under Section 16 of the Securities Exchange Act of 1934, as amended. Our compensation committee applies the same general principles to the compensation related decisions regarding all of our named executive officers. In the case of Ms. Boland and Messrs. Henry and Dreier, our chief executive officer, Mr. Lissy, and our President, Ms. Tocio, also provide recommendations to our compensation committee with respect to compensation-related decisions, including base salary adjustments, target annual cash bonus awards and equity-awards, as well as their assessment of each officer’s individual performance. Our compensation committee considers their recommendations as one factor when making decisions regarding the compensation of these named executive officers. Although we may decide to do so in the future, neither the Company nor our compensation committee currently uses a compensation consultant or benchmarking comparison data to assist in the determination of our named executive officers’ compensation.

Elements of Executive Compensation

The compensation of our named executive officers consists of a base salary, an annual cash bonus, equity awards and employee benefits that are generally made available to all salaried employees. Our named executive officers are also entitled to certain compensation and benefits upon a qualifying termination of employment pursuant to a severance agreement.

Base Salary. Base salaries for our named executive officers are determined based on the scope of each officer’s responsibilities along with his or her respective experience and contributions to the Company. It is our philosophy to maintain a conservative level of base cash compensation, with greater emphasis over time placed on long-term incentive compensation. Base salaries for our named executive officers are reviewed annually by our compensation committee. When reviewing base salaries for increase, our compensation committee takes factors into account such as each officer’s experience and individual performance, the Company’s performance as a whole and general industry conditions, but does not assign any specific weighting to any factor. Consistent with the philosophy of maintaining a conservative level of base compensation, we have generally awarded limited base salary increases on an annual basis. For 2012, after we prepared the Company’s annual budget, our compensation committee decided to approve an increase of 2% in the base salaries of each of our named executive officers, in line with the company-wide targeted salary increase of 2% proposed by management in our operating budget.

Annual Cash Bonus. Our annual cash bonus program was established to promote and reward the achievement of key strategic and business goals as well as individual performance and is designed to motivate our executive officers to meet or exceed annual performance goals. Each named executive officer receives a target award opportunity under this program that is expressed as a percentage of the executive’s base salary. Each executive’s target is established by our compensation committee based on the individual’s scope of responsibilities and his or her potential contributions to the achievement of the Company’s strategic goals. For fiscal 2012, Mr. Lissy and Ms. Tocio each had a target cash incentive award of 120% of base salary, Ms. Boland had a target cash incentive award of 60% of base salary, Mr. Dreier had a target cash incentive award of 35% of base salary, and Mr. Henry had a target cash incentive award of 40% of base salary. For fiscal 2012, fifty percent of the cash incentive awards granted to our named executive officers was based on the achievement of pre-established corporate goals and fifty percent was based on a qualitative assessment of each individual’s performance with primary emphasis on the achievement of individual goals communicated at the beginning of the fiscal year. These individual goals varied across our named executive officers but generally encompassed:

•	Leadership skills and strategic vision

•	Strategic planning and execution

•	Culture/brand building and integration of acquisitions

•	Employee, parent and client satisfaction

•	Innovation and change management

•	Succession planning and employee development

•	External relations, including awards and recognition, and civic involvement

•	Board and committee relations

•	Demonstrated ethics and values in line with our company’s

The portion of each named executive officer that was based on corporate performance was subject to an adjustment that could increase or decrease the amount earned proportionately based on whether or not the Company’s performance for the year was above or below the target and by how much. The maximum amount of the increase or decrease resulting from the adjustment was not capped.

Consistent with previous years, our compensation committee chose EBITDA as the corporate performance metric for fiscal 2012. Our compensation committee selected EBITDA because it believed that it reflected the Company’s cash flow generation on a consistent basis and as such was also the best overall indicator of the Company’s operational performance. At the beginning of our fiscal year, our compensation committee established a corporate performance goal of $28.1 million growth in EBITDA from 2011. Target performance was exceeded during fiscal 2012, with an actual growth in EBITDA for 2012 as compared to 2011 of $30.1 million. This level of achievement of the targeted growth level resulted in the named executive officers each earning 100% of the portion of his or her target incentive award that was based on corporate performance.

At the end of fiscal 2012, our compensation committee met and evaluated the performance of each of our named executive officers during the fiscal year. In this evaluation, they considered the various leadership and business factors outlined above, including leadership, strategic planning and execution, strategic vision and leadership skills, customer satisfaction, diversity and stability of growth, culture and employee satisfaction, innovation, communication skills, board relations and presentations, ethics and values and succession planning. They also considered the Company’s strong financial performance in 2012 as measured by revenue growth and growth in EBITDA as well as the contributions of our named executive officers towards a successful IPO, together with feedback from internal employee and external client surveys. After considering these factors, our compensation committee determined that each of the named executive officers earned 100% of the portion of his or her annual incentive award that was based on individual performance.

Equity Awards. The largest single component of our executive compensation program is the periodic granting of equity-based awards, primarily in the form of stock options with multi-year vesting conditions. These equity-based awards have generally served both to align the interests of our named executive officers with those of our shareholders through the use of performance-based awards and to encourage retention and promote a longer-term, strategic view through the use of time-based awards.

In September 2008, in connection with our going private transaction, each of our named executive officers received a grant of stock options that had a significant grant date value. At the time they were awarded, these option grants were intended to provide the sole source of private-company, equity-based compensation for our executives and no additional equity awards were contemplated in the near- or mid-term. One-half of the total stock options granted to our named executive officers in 2008 are subject to time-based vesting only and the other half are subject to time- and performance-based vesting. The awards that are subject to time and performance-based vesting fully vest and become exercisable upon a liquidity-event (including a change in control of the Company or an initial public offering) or the termination of the executive’s employment (other than in connection with a breach by the executive of any restrictive covenants). The performance condition for these options was fully satisfied in connection with our initial public offering in January 2013.

Prior to 2012, consistent with our philosophy at the time of granting the option awards in 2008, our executive officers generally did not receive any additional equity-based awards. The only named executive officer who received an additional option grant prior to 2012 was Ms. Boland, who received a grant in 2011, which was subject to time and performance based vesting, for special recognition of work performed.

On May 2, 2012, we completed an option exchange program in which all option holders, including our named executive officers, agreed to exchange their then-outstanding options to purchase shares of our Class A common stock for options to purchase a combination of shares of our Class A common stock and Class L common stock based on an exchange ratio of options to purchase approximately 15.5 shares of our Class A common stock for a new option to purchase nine shares of Class A common stock and one share of Class L common stock. Each of Messrs. Lissy and Dreier and Mses. Tocio and Boland also received a fully vested option award in April 2012 in connection with the expiration and exercise of fully vested continuation option awards granted to them at the time of our going private transaction. These options were granted to maintain each named executive officer’s relative level of equity award holdings, after giving effect to the “net” exercise of their continuation options (that is, the use of shares that would otherwise have been delivered upon exercise of options to pay the exercise price of the options and to satisfy applicable tax withholding obligations) and were fully vested upon grant. In addition, all of our named executive officers received an option award in May 2012 based upon their respective responsibilities and contributions as executive officers and considering the total value of the option award granted to them in September 2008 and the company’s relatively strong performance during the ensuing economic downturn. To encourage retention, the awards granted in May were subject to time-based vesting and performance-vesting, which performance-vesting was satisfied upon consummation of our initial public offering.

Upon the consummation of our initial public offering in January 2013, our compensation committee granted each of Messrs. Lissy and Henry and Mses. Tocio and Boland an additional option award, with time-based vesting to encourage retention following our initial public offering. The compensation committee determined the amount of each new award granted to our named executive officers in January 2013 based upon each officer’s respective contribution to the strategic and tactical planning and preparations related to the Offering.

Benefits and Perquisites. We provide modest benefits and perquisites for our named executive officers. Most of these benefits and perquisites, such as our 401(k) matching contribution and basic health and welfare benefit coverage, are available to all eligible employees. In addition to these, we provide the following supplemental programs to certain named executive officers:

•	An annual car allowance – provided to Mr. Lissy and Ms. Tocio

•	Company-paid supplemental medical insurance premiums – provided to Mr. Dreier

•	Company-paid supplemental disability insurance – provided to all named executive officers other than Mr. Dreier, who has declined coverage

Severance Agreements. All our named executive officers have severance agreements with the Company, which include severance, change of control, and restrictive covenant provisions. We believe that change of control arrangements provide our executives with security that will likely reduce any reluctance they may have to pursue a change of control transaction that could be in the best interests of our stockholders. We also believe that reasonable severance and change of control benefits are necessary in order to attract and retain high-quality executive officers.

Risk Assessment. The Company does not believe that the risks arising from our compensation practices are reasonably likely to have a material adverse effect on the Company.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for a company’s chief executive officer and the three other most highly compensated executive officers, other than its chief financial officer, unless compensation qualifies as performance-based under such section. As we were not publicly traded prior to our initial public offering in January 2013, our compensation committee did not previously take the deductibility limit imposed by Section 162(m) into consideration in setting compensation. At such time as we are subject to the deduction limitations of Section 162(m), we expect that our compensation committee will take into consideration the potential deductibility of the compensation payable under our programs as one of the factors to be considered when establishing these programs. Our compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions, in whole or in part, under Section 162(m) or that may otherwise be limited as to tax deductibility.

Our compensation committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Report of the Compensation Committee

The compensation committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based on such review and discussions, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

Joshua Bekenstein, Chair

Jordan Hitch

David Humphrey

Summary Compensation Table

The following table sets forth information about certain compensation awarded or paid to our named executive officers for the fiscal years specified below.

Name and Principal Position	Year	Salary $ (1)	Bonus $ (2)	Option Awards $ (3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other $ (5)	Total ($)
David H. Lissy	2012	342,118	205,271	4,529,409	205,271	13,763	5,295,831
Chief Executive Officer	2011	335,420	761,886	—	221,377	11,213	1,329,896

Mary Ann Tocio	2012	342,118	205,271	4,861,590	205,271	16,979	5,631,229
President and Chief Operating Officer	2011	335,420	761,886	—	221,377	14,429	1,333,112

Elizabeth J. Boland	2012	253,864	76,159	2,125,790	76,159	4,536	2,536,508
Chief Financial Officer	2011	248,890	327,667	64,004	82,134	4,535	727,230

Danroy T. Henry, Sr.	2012	239,700	47,940	1,470,479	47,940	3,008	1,809,067
Chief Human Resources Officer

Stephen I. Dreier	2012	227,755	39,857	983,003	39,857	13,590	1,304,062
Chief Administrative Officer and Secretary

(1)	Salaries amounts are not reduced to reflect amounts contributed by the named executive officer to the 401(k) Plan (as defined below).
(2)	For fiscal 2012, amounts shown reflect the amount earned by the named executive officer that was earned based on individual performance as described in “—Elements of Executive Compensation—Annual Cash Bonuses” above. For fiscal 2011, amounts shown reflect (a) cash payments in respect of one-time deferred compensation awards granted in May 2008 (Mr. Lissy, $560,634, Ms. Tocio, $560,634, and Ms. Boland, $253,000) and (b) the amount paid to the named executive officer in respect of the portion of his or her annual bonus for fiscal year 2011 that was earned based on individual performance (Mr. Lissy, $201,252, Ms. Tocio, $201,252, and Ms. Boland, $74,667). Ms. Boland voluntarily forfeited her right to $30,000 of this deferred compensation award in order to make this amount available for bonus payments to certain members of the Company’s accounting team, which resulted in an actual amount of $223,000 paid to Ms. Boland. Deferred compensation awards were one-time awards made by the Company in connection with our going-private transaction that vested, based on continued service by the named executive officer, on May 29, 2011, and were subsequently paid in 2011.
(3)	For fiscal 2012, amounts shown reflect (a) the incremental fair value of options awarded in connection with the option exchange program, determined as of the modification date of such options in accordance with ASC Topic 718 (Mr. Lissy, $3,346,280, Ms. Tocio, $3,143,742, Ms. Boland, $1,397,953, Mr. Henry, $851,981, and Mr. Dreier, $779,331) and (b) the fair value of other options awarded in 2012 determined in accordance with ASC Topic 718 consisting of fully vested option awards granted on April 4, 2012 (Mr. Lissy $1,183,129, Ms. Tocio $1,717,848, Ms. Boland, $727,837, Mr. Henry, $618,498, and Mr. Dreier, $203,672). For fiscal 2011, amounts shown reflect the grant date fair value of options awarded in 2011 determined in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(4)	Amounts shown reflect the cash amount paid to the named executive officer in respect of the portion of his or her annual bonus for each fiscal year that was earned based on Company performance as described in “—Elements of Executive Compensation—Annual Cash Bonuses” above.

(5)	Amounts shown include the following: matching contributions made to the 401(k) Plan on behalf of each named executive officer; a car allowance payment made to Mr. Lissy and Ms. Tocio; supplemental medical insurance premiums paid by the Company on behalf of Mr. Dreier; and supplemental disability insurance premiums paid by the Company on behalf of all named executive officers other than Mr. Dreier.

Name	Year	401(k) Match ($)	Car Allowance ($)	Supplemental Medical or Disability Insurance ($)	Total ($)
David H. Lissy	2012	4,250	7,200	2,313	13,763
	2011	1,700	7,200	2,313	11,213

Mary Ann Tocio	2012	5,625	7,200	4,154	16,979
	2011	3,075	7,200	4,154	14,429

Elizabeth J. Boland	2012	3,076	—	1,460	4,536
	2011	3,075	—	1,460	4,535

Danroy T. Henry, Sr.	2012	1,548	—	1,460	3,008

Stephen I. Dreier	2012	2486	—	11,104	13,590

Grant of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards in 2012.

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			All other option awards: Number of securities underlying options (#)(1)	Exercise or base price of option awards ($/Sh) (2)	Grant date fair value of stock and option awards ($) (3)
		Thres hold ($)	Target ($)	Maximum ($)
David H. Lissy	1/27/12	—	410,555	—
	4/4/2012				2,816	$566.32	$760,489
	5/2/2012				16,430	$566.32	$3,768,920

Mary Ann Tocio	1/27/12	—	410,555	—
	4/4/2012				4,796	$566.32	$1,295,208
	5/2/2012				15,510	$566.32	$3,566,382

Elizabeth J. Boland	1/27/12	—	152,322	—
	4/4/2012				648	$566.32	$174,999
	5/2/2012				8,306	$566.32	$1,950,791

Danroy T. Henry	1/27/12	—	95,880	—
	5/2/2012				5,670	$566.32	$1,470,479

Stephen I. Dreier	1/27/12	—	78,714	—
	4/4/2012				118	$566.32	$31,867
	5/2/2012				4,040	$566.32	$951,136

(1)	The amounts in the table reflect options to purchase a combination of shares of our Class A common stock and Class L common stock in a ratio of nine shares of our Class A stock to one share of our Class L common stock outstanding as of December 31, 2012, but do not give effect to the January 11, 2013 reclassification transactions (collectively referred to as the “Reclassification” ):
a.	the 1–for–1.9704 reverse split of our Class A common stock, and
b.	the conversion of each share of our Class L common stock into 35.1955 shares of Class A common stock, followed by
c.	the immediate reclassification of all Class A common stock into common stock.

(2)	The exercise price for each combination of shares is equal to the fair value of the underlying shares at grant date determined by the board in accordance with the common stock valuation policy described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Common Stock Valuation and Stock-Based Compensation.”
(3)	Amounts shown reflect the total dollar value of the equity grant as valued under ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11, “Stockholders’ Equity and Stock-Based Compensation”, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In January 2012 our compensation committee, as part of its annual review of our named executive officers performance, established a targeted level of growth in EBITDA as the 2012 corporate performance metric based on its belief that this metric is the best overall indicator of the Company’s operational performance as measured by cash flow generation on a consistent year-to-year basis. At the same time our compensation committee also set the non-equity incentive payment targets for 2012 for each named executive officer, expressed as a percentage amount of each named executive officers’ 2012 salary as follows: 120% of salary for each of our Chief Executive officer and our President/COO; 60% of salary for our Chief Financial Officer; 40% of salary for our Chief Human Resources Officer; and 35% of salary for our Chief Administrative Officer. Consistent with prior years, 50% of each named executive officer’s non-equity incentive payment is based on the obtainment of the EBITDA corporate performance metric and 50% is based on individual performance factors, including:

•	Leadership skills and strategic vision;

•	Strategic planning and execution;

•	Culture/brand building and integration of acquisitions;

•	Employee, parent and client satisfaction;

•	Innovation and change management;

•	Succession planning and employee development;

•	External relations, including awards and recognition, and civic involvement;

•	Board and committee relations;

•	Demonstrated ethics and values in line with those of the company.

The above chart also reflects the following option awards made during 2012 and discussed in full under “Elements of Executive Compensation – Equity Awards”:

•

A grant of options awarded on April 4, 2012 to each of Messrs. Lissy and Dreier and Mses. Tocio and Boland in connection with the expiration and exercise of certain fully vested continuation option awards granted to them at the time of our going private transaction.

•

A grant of options awarded on May 2, 2012, to each named executive officer consisting of options granted in conjunction with their participation in our option exchange program and an additional grant based upon their respective responsibilities as executive officers, the fact that the last significant long term incentive grant had been awarded in 2008, and the performance of the Company and of our named executive offers during the time between 2008 and 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2012 without adjusting for the 1-for-1.9704 reverse split of our Class A common stock, the conversion of our Class L common stock into Class A common stock and the reclassification of Class A common stock into common stock that occurred immediately prior to our initial public offering in January 2013.

Option Awards (1)
Name	Number of Securities Underlying Unexercised Options # Exercisable		Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price (7)	Option Exercise Date (8)
David H. Lissy	543	(2)	—		—		$112.50	2/19/2014
	6,080	(3)(6)	1,520	(3)(6)	—		$566.32	9/2/2018
	—		—		7,600	(5)(6)	$566.32	9/2/2018
	2,816	(4)	—		—		$566.32	4/4/2024
	—		615	(3)	—		$566.32	5/2/2022
	—		—		615	(5)	$566.32	5/2/2022

Mary Ann Tocio	226	(2)	—		—		$112.50	2/19/2014
	5,712	(3)(6)	1,428	(3)(6)	—		$566.32	9/2/2018
	—		—		7,140	(5)(6)	$566.32	9/2/2018
	4,796	(4)	—		—		$566.32	4/4/2024
	—		615	(3)	—		$566.32	5/2/2022
	—		—		615	(5)	$566.32	5/2/2022

Elizabeth J. Boland	2,540	(3)(6)	635	(3)(6)	—		$566.32	9/2/2018
	—		—		3,175	(5)(6)	$566.32	9/2/2018
	322	(3)(6)	161	(3)(6)	—		$566.32	4/1/2021
	—		—		483	(5)(6)	$566.32	4/1/2021
	648	(4)	—		—		$566.32	4/4/2024
	—		495	(3)	—		$566.32	4/1/2021
	—		—		495	(5)	$566.32	5/2/2022

Danroy T. Henry	64	(2)	—		—		$112.50	2/19/2014
	1,548	(3)(6)	387	(3)(6)	—		$566.32	9/2/2018
					1,935	(5)(6)	$566.32	9/2/2018
			900	(3)	—		$566.32	5/2/2022
					900	(5)	$566.32	5/2/2022

Stephen I. Dreier	99	(2)	—		—		$112.50	2/19/2014
	1,416	(3)(6)	354	(3)(6)	—		$566.32	9/2/2018
					1,770	(5)(6)	$566.32	9/2/2018
	118	(4)					$566.32	4/4/2022
			250	(3)	—		$566.32	5/2/2022
					250	(5)	$566.32	5/2/2022

(1)	The amounts included in the table reflect our option exchange described below that was completed on May 2, 2012 but do not give effect to the Reclassification. For a more detailed discussion of our option exchange, see Note 12 to our consolidated financial statements included in this annual report on Form 10-K for the fiscal year ended December 31, 2012.

(2)	Reflects options to purchase a combination of shares consisting of nine shares of our Class A common stock at $2.50 per share and one share of Class L common stock at $90.00 per share, resulting in an aggregate exercise price of $112.50 for such combination of shares. These continuation options were granted in connection with our going private transaction in substitution for then-outstanding options granted under the Bright Horizons Family Solutions LLC 2006 Equity Incentive Plan and the Amended and Restated 1998 Stock Incentive Plan and were fully vested at the time of grant. After giving effect to the Reclassification, each outstanding option to purchase one share of Class A common stock at an exercise price of $2.50 per share became exercisable for 0.5075 shares of our common stock at an exercise price of $4.93 per share, and each outstanding option to purchase one share of Class L common stock at an exercise price of $90.00 per share became exercisable for 35.1955 shares of our common stock at an exercise price of $2.56 per share.
(3)	Reflects options to purchase a combination of shares consisting of nine shares of our Class A common stock at $6.09 per share and one share of our Class L common stock at $511.51 per share, resulting in an aggregate exercise price of $566.32 for such combination of shares. These options are subject to service-based vesting requirements. 40% of the shares underlying the options granted to the named executive officers vest on the second anniversary of the date of grant and 20% of the shares vest on each of the third, fourth and fifth anniversaries of the date of grant, subject to continued employment. The award granted to Ms. Boland on April 1, 2011 vests in equal installments on each of January 1, 2012, 2013 and 2014, subject to her continued employment. After giving effect to the Reclassification, each outstanding option to purchase one share of Class A common stock at an exercise price of $6.09 per share became exercisable for 0.5075 shares of our common stock at an exercise price of $12.00 per share, and each outstanding option to purchase one share of Class L common stock at an exercise price of $511.51 per share became exercisable for 35.1955 shares of our common stock at an exercise price of $14.54 per share.
(4)	Reflects options to purchase a combination of shares consisting of nine shares of our Class A common stock at $6.09 per share and one share of our Class L common stock at $511.51 per share, resulting in an aggregate exercise price of $566.32 for such combination of shares. These options were fully vested upon grant. After giving effect to the Reclassification, each outstanding option to purchase one share of Class A common stock at an exercise price of $6.09 per share became exercisable for 0.5075 shares of our common stock at an exercise price of $12.00 per share, and each outstanding option to purchase one share of Class L common stock at an exercise price of $511.51 per share became exercisable for 35.1955 shares of our common stock at an exercise price of $14.54 per share.
(5)	Reflects options to purchase a combination of shares consisting of nine shares of our Class A common stock at $6.09 per share and one share of our Class L common stock at $511.51 per share, resulting in an aggregate exercise price of $566.32 for such combination of shares. These options are subject to service-based and performance-based vesting conditions for which the performance condition had not been satisfied as of the end of fiscal 2012. The performance condition for all of these awards was satisfied upon completion of our initial public offering. After giving effect to the Reclassification, each outstanding option to purchase one share of Class A common stock at an exercise price of $6.09 per share became exercisable for 0.5075 shares of our common stock at an exercise price of $12.00 per share, and each outstanding option to purchase one share of Class L common stock at an exercise price of $511.51 per share became exercisable for 35.1955 shares of our common stock at an exercise price of $14.54 per share.
(6)	Reflects option awards issued in exchange for previously outstanding options to purchase shares of our Class A common stock pursuant to an option exchange program that was completed on May 2, 2012.
(7)	The exercise price of the options is at or above the fair market value of a share of our common stock on the grant date, as determined by the board in accordance with the common stock valuation policy described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Common Stock Valuation and Stock-Based Compensation.” The exercise price of each continuation option expiring in 2012, 2013 and 2014 was adjusted at the time of our going private transaction based on the value of our equity on May 28, 2008, the closing date of our going private transaction.
(8)	All options have a ten-year term (except the continuation options described in note (2), which retained their original term and expire in 2014).

Option Exercises and Stock Vested

The following table sets forth information regarding options exercised and stock that vested during 2012. There were no amounts to be reported by any of our named executive officers related to stock awards vesting in 2012.

	Option awards
Name	Number of securities acquired on exercise (#) (1)	Value realized on exercise ($) (2)
David H. Lissy	5,616	2,548,653
Mary Ann Tocio	9,332	4,235,048
Elizabeth J. Boland	1,430	648,963
Danroy T. Henry, Sr	—	—
Stephen I. Dreier	259	117,539

(1)	Each security represents a combination of shares consisting of nine shares of our Class A common stock exercisable at $2.50 per share and one share of Class L common stock exercisable at $90.00 per share, resulting in an aggregate exercise price of $112.50 for such combination of shares. The amounts included in the table do not give effect to the Reclassification.
(2)	Represents the difference between the aggregate exercise price of the underlying Class A and Class L common shares ($112.50 per security) and the fair market value of these shares ($566.32 per combination) at the time of exercise as determined by the board in accordance with the common stock valuation policy described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Common Stock Valuation and Stock-Based Compensation”.

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans or supplemental executive retirement plans that apply to our named executive officers. We offer a tax-qualified retirement plan (the “401(k) Plan”) to eligible employees, including our named executive officers. The 401(k) Plan permits eligible employees to defer up to 50% of their annual eligible compensation, subject to certain limitations imposed by the Internal Revenue Service. Employees’ elective deferrals are immediately vested and non-forfeitable in the 401(k) Plan. Each plan year, we may, but are not required to, make discretionary matching contributions and other employer contributions on behalf of eligible employees. Employer matching contributions and other employer contributions begin to vest 20% per year after two years of vesting service with us and fully vest after six years of vesting service with us.

Potential Payments Upon Termination or Change-in-Control

The following summaries and tables describe and quantify the potential payments and benefits that would be provided to each of our named executive officers if a termination of employment or a change in control of the Company had occurred at the end of fiscal 2012 under the Company’s compensation plans and agreements.

Severance Agreements

The Company has entered into a severance agreement with each of Mr. Lissy, Ms. Tocio, Ms. Boland, Mr. Henry, and Mr. Dreier, which agreements provide for certain payments and benefits upon a qualifying termination of the executive’s employment and/or a change of control.

Termination of Employment Without Cause or for Good Reason Within 24 Months Following a Change of Control (the “Protection Period”). If within 24 months after a change of control the executive’s employment is terminated by the Company for any reason other than for cause or death or disability or the executive terminates his or her employment for good reason (as such terms are defined in the respective agreements), the executive will be entitled to receive, in each case, (a) any accrued but unpaid base salary as of termination and a prorated portion of any bonus payable for the fiscal year in which the termination occurs, and (b) subject to the executive not breaching the non-competition, non-solicitation and non-hire provisions contained in the executive’s agreement, monthly severance pay for 24 months (or until such earlier date as the executive secures other employment) equal to 1/24th of the executive’s total base salary and cash bonus compensation for the prior two years of the executive’s employment. If the executive elects, in accordance with applicable federal law, to continue his or her participation in the Company’s health plans following termination of employment, the Company will pay the premiums for such participation for 24 months (or until such earlier date as the executive secures other employment). If the executive’s continued participation in the Company’s group health plans is not possible under the terms of those plans, the Company will instead arrange to provide the executive and his or her dependents substantially similar benefits upon comparable terms or pay the executive an amount in cash equal to the full cash value of such continued benefits. The executive’s right to receive severance pay and benefits is subject to his or her execution of an effective release of claims in favor of the Company.

Termination of Employment Without Cause or for Good Reason Outside of the Protection Period. If the Company terminates the executive’s employment without cause or the executive resigns for good reason, in either case outside of the 24-month period following a change of control, in addition to any accrued but unpaid base salary and other accrued benefits then due to the executive as of termination, the executive will be entitled to receive bi-weekly severance payments for 18 months in the case of Mr. Lissy and Ms. Tocio and for one year in the case of Ms. Boland, Mr. Henry, and Mr. Dreier at his or her then-base salary rate and a prorated portion of any bonus payable for the fiscal year in which the termination occurs. The executive’s right to receive severance pay and benefits is subject to his or her execution of an effective release of claims in favor of the Company.

Termination of Employment Due to Death or Disability. If the executive’s employment terminates due to death or due to the executive becoming disabled, the executive will be entitled to receive accrued but unpaid base salary and other accrued benefits then due to the executive as of termination and a prorated portion of any bonus payable for the fiscal year in which the termination occurs. The executive’s right to receive severance pay and benefits is subject to his or her execution of an effective release of claims in favor of the Company.

Other Termination of Employment. If the executive’s employment is terminated by the Company for cause or the executive voluntarily resigns without good reason, the executive will only be entitled to receive accrued but unpaid base salary and any other accrued benefits then due to the executive as of termination.

Change of Control. Pursuant to the severance agreements, immediately prior to a change of control, all unvested options then held by the executive will vest in full.

Restrictive Covenants. Under the terms of their respective severance agreements, each of our named executive officers has agreed to confidentiality obligations during and after employment and to non-competition, non-solicitation, and non-hire obligations for up to twenty-four (24) months following a termination of his or her employment by the Company without cause or a good reason resignation by the executive.

The following tables summarize the payments that would have been made to our named executive officers upon the occurrence of a qualifying termination of employment or change in control, assuming that each named executive officer’s termination of employment with our Company or a change in control of the Company occurred on December 31, 2012 (the last business day of our fiscal year). In the case of a termination of employment by the Company without cause or by the executive for good reason, severance amounts and benefits have been calculated assuming that the termination occurred within and outside the 24-month Protection Period described above. If a termination of employment had occurred on this date, severance payments and benefits would have been determined under the executive officer’s severance agreement, as in effect on such date and as described above. Amounts shown do not include (i) accrued but unpaid salary or bonus and vested benefits and

(ii) other benefits earned or accrued by the named executive officer during his or her employment that are available to all salaried employees and that do not discriminate in scope, terms or operations in favor of executive officers.

	Termination of Employment Without Cause/ for Good Reason and Change of Control				Termination of Employment Without Cause/for Good Reason and No Change of Control		Termination of Employment Due to Death or Disability	Change of Control
	Pro- Rata Bonus	Salary and Bonus Continuation ($)	Medical Benefits Continuation ($)	Accelerated Vesting of Equity Awards ($)(1)	Pro- Rata Bonus	Salary Continuation ($)	Pro-Rata Bonus	Accelerated Vesting of Equity Awards ($)(1)
David H. Lissy	410,542	1,510,709	49,049	1,316,159	410,542	513,177	410,542	1,316,159
Mary Ann Tocio	410,542	1,510,709	49,049	1,259,448	410,542	513,177	410,542	1,259,448
Elizabeth J. Boland	152,318	811,873	27,504	895,062	152,318	253,864	152,318	895,062
Danroy T. Henry	95,880	660,929	39,375	793,376	95,880	227,755	95,880	793,376
Stephen I. Dreier	79,714	641,169	27,029	372,329	79,714	239,700	79,714	372,329

(1)	Calculated by multiplying the number of unvested stock option awards subject to acceleration upon termination without cause or resignation for good reason or upon a change of control, after giving effect to the Reclassification which we describe in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Common Stock Valuation and Stock-Based Compensation” by the difference between the exercise price and $22.00 (the price to the public in the Offering). On December 31, 2012, we were a privately-held company and did not prepare a valuation of our common stock as of such date. Based upon the public offering price of our common stock determined on January 24, 2013 in connection with our initial public offering, we believe that $22.00 per share is a reasonable estimate for the fair value of our common stock (after giving effect to the Reclassification) as of December 31, 2012.

2012 Director Compensation

The following table sets forth information concerning the compensation earned by our directors during fiscal 2012. Compensation for Mr. Lissy and Ms. Tocio is included with that of our other named executive officers. Ms. Mason, Chairman of our board, is also the founder and an employee of the Company.

Name	Fees paid in cash ($)		Option awards ($)(1)(2)	Non-equity incentive plan compensation ($)		All other compensation		Total ($)
Lawrence Alleva	25,000		—	—		—		25,000
Roger Brown	16,000		107,874	—		—		123,874
Marguerite Kondracke	13,000		57,239	—		—		70,239
Sara Lawrence-Lightfoot	16,000		57,239	—		—		73,239
Linda Mason	79,460	(3)	393,682	39,730	(4)	2,105	(5)	514,977

(1)	For fiscal 2012, amounts shown reflect (i) the incremental fair value of options awarded in connection with the option exchange program, determined as of the modification date of such options in accordance with ASC Topic 718 (Mr. Brown $107,874; Ms. Kondracke $57,239; Ms. Lawrence-Lightfoot $57,239; and Ms. Mason $358,844) and (ii) the fair value of options awarded in 2012 determined in accordance with ASC Topic 718 (Ms. Mason $34,838).
(2)	As of December 31, 2012, before giving effect to the Reclassification, Mr. Brown held options to purchase 19,962 shares of our Class A common stock and options to purchase 2,218 shares of our Class L common stock, Ms. Kondracke held options to purchase 936 shares of our Class A common stock and options to purchase 104 shares of our Class L common stock, Dr. Lawrence-Lightfoot held options to purchase 936 shares of our Class A common stock and options to purchase 104 shares of our Class L common stock and Ms. Mason held options to purchase 8,901 shares of our Class A common stock and options to purchase 989 shares of our Class L common stock.

(3)	Amount shown reflects compensation earned by Ms. Mason in her capacity as an employee of the Company. Ms. Mason did not receive any compensation separately in respect of her service as Chairman.
(4)	Represents a cash bonus paid to Ms. Mason in her capacity as an employee of the Company.
(5)	Amount shown includes matching contributions made to Ms. Mason under the 401(k) Plan, in her capacity as an employee.

In connection with our initial public offering, our board of directors adopted a revised director compensation program. Prior to our initial public offering, each member of our board of directors who was not an employee of the company was eligible to receive an annual retainer of $5,000 for board services, a meeting fee of $2,500 per in person meeting, and a meeting fee of $1,000 per telephonic meeting. Pursuant to the revised compensation program adopted in connection with our initial public offering, the following policy for the compensation for all independent directors became effective:

•	Annual Retainer. Each independent director receives an Annual Board Retainer of $10,000 in cash, payable at the quarterly rate of $2,500.

•	Meeting Fees. Each independent director receives $4,000 for each Board meeting attended in person or $1,000 for each Board meeting attended by conference call.

Each independent member of the Compensation Committee also receives $1,500 for each committee meeting attended in person or $500 for each committee meeting attended by conference call. Additionally, the independent chair of the Compensation Committee receives an annual retainer of $20,000.

Each independent member of the Audit Committee also receives $1,500 for each committee meeting attended in person or $500 for each committee meeting attended by conference call. Additionally, the independent chair of the Audit Committee receives an annual retainer of $20,000.

Each independent member of the Nominating and Governance Committee, when such Committee is activated, also receives $1,000 for each committee meeting attended in person or $500 for each committee meeting attended by conference call. Additionally, the independent chair of the Nominating and Governance Committee receives an annual retainer of $5,000.

We have not, since our going private transaction, compensated directors affiliated with the Sponsor for their board service and, while the Sponsor controls a majority of our outstanding common stock, none of the directors affiliated with the Sponsor will be compensated for their board service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY BENEFIT PLANS

The following table provides information as of December 31, 2012 with respect to shares of our common stock that may be issued under existing equity compensation plans. As of this date, we only maintained one equity plan, our 2008 Equity Incentive Plan. In 2013, we adopted our 2012 Omnibus Long-Term Incentive Plan, which became effective upon consummation of our initial public offering.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (1) (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (3)	5,036,179	$13.84	none	(2)

(1)	Our common stock was not publicly traded during 2012, and the exercise price of the options was determined by our board of directors based on its determination of the fair market value of our common stock on the grant date.
(2)	No additional options will be granted under our 2008 Equity Incentive Plan. However, all outstanding options continue to be governed by their existing terms.
(3)	Our 2012 Omnibus Long-Term Incentive Plan became effective upon the consummation of our initial public offering in January 2013, and allows for the issuance for equity awards with respect to up to 5 million shares of our common stock, which are fully reserved for. The shares issuable under the 2012 Omnibus Long-Term Incentive Plan have been registered with the SEC under Form S-8 following the consummation our initial public offering. The information in the table gives effect to the Reclassification that occurred on January 11, 2013.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 15, 2013 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers and directors as set forth in “Item 10. Directors, Executive Officers and Corporate Governance”, respectively, herein;

•	all of our directors and named executive officers as a group.

The percentage ownership information shown in the table below is based upon 64,533,873 shares of common stock outstanding as of March 15, 2013.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of shares to persons who possess sole or shared voting or investment power with respect to such shares. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options and held by the respective person or group which may be exercised or converted within 60 days after March 15, 2013. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person or entity, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity.

Unless otherwise indicated below, the address for each listed director, officer and stockholder is c/o Bright Horizons Family Solutions Inc., 200 Talcott Avenue South, Watertown, Massachusetts 02472. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner. Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed, except for those jointly owned with that person’s spouse. For more information regarding our relationship with certain of the persons named below, see Item 13, Certain Relationships and Related Transactions, and Director Independence.

Name and Address of Beneficial Owner	Shares Owned	Percentage of Shares Outstanding
Beneficial owners of 5% or more of our common stock:
Bain Capital Fund X, L.P. and related funds (1)(2)	51,559,364	79.9%
Directors and Named Executive Officers:
Lawrence Alleva	1,000	*
Joshua Bekenstein (3)	—	*
Elizabeth J. Boland (4)	372,216	*
Roger H Brown (5)	373,045	*
Stephen I Dreier (6)	162,262	*
Danroy T. Henry, Sr. (7)	132,606	*
Jordan Hitch (3)	—	*
David Humphrey (3)	—	*
Marguerite W. Kondracke (8)	18,268	*
Sara Lawrence-Lightfoot (8)	8,268	*
David H Lissy (9)	954,746	1.5%
Linda A Mason (10)	373,045	*
Mary Ann Tocio (11)	908,402	1.4%
All executive officers and directors as a group (13 persons) (12)	2,930,813	4.4%

*	Indicates less than one percent

(1)	The shares included in the table consist of: (i) 50,963,799 shares of common stock owned by Bain Capital Fund X, L.P., whose managing partner is Bain Capital Partners X, L.P., whose managing partner is Bain Capital Investors, LLC (“BCI”), (ii) 6,759 shares of common stock owned by BCIP Associates-G, whose managing partner is BCI, (iii) 357,758 shares of common stock owned by BCIP Associates III, LLC, whose manager is BCIP Associates III, (iv) 64,948 shares of common stock owned by BCIP Associates III-B LLC, whose manager is BCIP Associates III-B, (v) 155,342 shares of common stock owned by BCIP T Associates III, LLC, whose manager is BCIP Trust Associates III and (vi) 10,758 shares of common stock owned by BCIP T Associates III-B, LLC whose managing partner is BCIP Trust Associates III-B. BCI is the managing partner of BCIP Associates III, BCIP Associates, III-B, BCIP Trust Associates III and BCIP Trust Associates III-B. As a result of the relationships described above, BCI may be deemed to share beneficial ownership of the shares held by each of Bain Capital Fund X, L.P., BCIP Associates-G, BCIP Associates III, LLC, BCIP Associates III-B, LLC, BCIP T Associates III, LLC and BCIP T Associates III-B, LLC (collectively, the “Bain Capital Entities”).
(2)

Voting and investment determinations with respect to the shares held by the Bain Capital Entities are made by an investment committee comprised of the following managing directors of BCI: Andrew Balson, Steven

Barnes, Joshua Bekenstein, Lois Bremer, John Connaughton, Todd Cook, Paul Edgerley, Christopher Gordon, Blair Hendrix, Jordan Hitch, David Humphrey, John Kilgallon, Lewis Klessel, Matthew Levin, Ian Loring, Phillip Loughlin, Seth Meisel, Mark Nunnelly, Stephen Pagliuca, Ian Reynolds, Mark Verdi and Stephen Zide. As a result, and by virtue of the relationships described in this footnote, the investment committee of BCI may be deemed to exercise voting and dispositive power with respect to the shares held by the Bain Capital Entities. Each of the members of the investment committee of BCI disclaims beneficial ownership of such shares. Each of the Bain Capital Entities has an address c/o Bain Capital Partners, LLC, 200 Clarendon Street, Boston, MA 02116.
(3)	Does not include shares of common stock held by the Bain Capital Entities. Each of Messrs. Bekenstein, Hitch and Humphrey is a Managing Director and serves on the investment committee of BCI and as a result, and by virtue of the relationships described in footnote (1) above, may be deemed to share beneficial ownership of the shares held by the Bain Capital Entities. Each of Messrs. Bekenstein, Hitch and Humphrey disclaims beneficial ownership of the shares held by the Bain Capital Entities. The address for Messrs. Bekenstein, Hitch and Humphrey is c/o Bain Capital Partners, LLC, 200 Clarendon Street, Boston, MA 02116.
(4)	Includes 253,365 shares of common stock that can be acquired upon the exercise of outstanding options.
(5)	Includes (i) 34,712 shares held by the Roger H. Brown, Jr. Trust dated August 7, 1996, (ii) 78,014 shares held by Mr. Brown, (iii) 177,103 shares held by the Linda A. Mason Trust dated August 7, 1996, (iv) 17,969 shares that may be acquired by Mr. Brown upon the exercise of outstanding options, and (v) 65,247 shares that may be acquired by Ms. Mason, Mr. Brown’s spouse, upon the exercise of outstanding options.
(6)	Includes 121,233 shares of common stock that can be acquired upon the exercise of outstanding options.
(7)	Includes 125,648 shares of common stock that can be acquired upon the exercise of outstanding options.
(8)	Includes 8,268 shares of common stock that can be acquired upon the exercise of outstanding options.
(9)	Includes 617,079 shares of common stock that can be acquired upon the exercise of outstanding options.
(10)	Includes (i) 177,103 shares held by the Linda A. Mason, Jr. Trust dated August 7, 1996, (ii) 34,712 shares held by the Roger H. Brown Trust dated August 7, 1996, (iii) 78,014 shares held by Mr. Brown, Ms. Mason’s spouse, (iv) 65,247 shares that may be acquired by Ms. Mason upon the exercise of outstanding options, and (v) 17,969 shares that may be acquired by Mr. Brown, upon the exercise of outstanding options.
(11)	Includes 653,936 shares of common stock that can be acquired upon the exercise of outstanding options.

(12)	Includes 1,871,013 shares of common stock that can be acquired upon the exercise of outstanding options.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Registration Rights Agreement

We entered into a registration rights agreement with the Sponsor and certain other stockholders in 2008, which was amended in connection with the completion of the initial public offering. The registration rights agreement, as amended, provides the Sponsor with certain demand registration rights following the expiration of the 180-day lockup period in respect of the shares of our common stock held by them. In addition, in the event that we register additional shares of common stock for sale to the public, we will be required to give notice of such registration to the Sponsor and the other stockholders party to the agreement of our intention to effect such a registration, and, subject to certain limitations, the Sponsor and such holders will have piggyback registration rights providing them with the right to require us to include shares of common stock held by them in such registration. We will be required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares by the Sponsor or other holders described above.

The registration rights agreement includes customary indemnification provisions in favor of any person who is or might be deemed a controlling person within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act and related parties against liabilities under the Securities Act incurred in connection with the registration of any of our debt or equity securities. These provisions provide indemnification against certain liabilities arising under the Securities Act and certain liabilities resulting from violations of other applicable laws in connection with any filing or other disclosure made by us under the securities laws relating to any such registrations. We have agreed to reimburse such persons for any legal or other expenses incurred in connection with investigating or defending any such liability, action or proceeding, except that we will not be required to indemnify any such person or reimburse related legal or other expenses if such loss or expense arises out of or is based on any untrue statement or omission made in reliance upon and in conformity with written information provided by such person.

Stockholders Agreement

We entered into a stockholders agreement with the Sponsor and certain other investors, stockholders and executive officers in 2008. Upon the completion of the initial public offering in January 2013, the provisions of the stockholders agreement, other than those relating to lock-up obligations in connection with registered offerings of our securities, terminated in accordance with the terms of the stockholders agreement, and the agreement has been amended and restated to eliminate the terminated provisions. Our amended and restated stockholders agreement obligates the stockholders parties thereto, subject to the limited exceptions described in the amended and restated stockholders agreement, to enter into customary lock-up agreements with the underwriters in the event of underwritten public offerings of our shares of common stock.

Management Agreement

In 2008, we entered into a management agreement with Bain Capital Partners, LLC pursuant to which Bain Capital Partners, LLC provides us with certain consulting and management advisory services. In exchange for these services, we pay an aggregate annual management fee equal to $2.5 million including years 2010, 2011 and 2012, and we reimburse Bain Capital Partners, LLC for out-of-pocket expenses incurred by it, its members, or its affiliates in connection with the provision of services pursuant to the management agreement. In 2010, 2011 and 2012, such reimbursements totaled approximately $22,000, $14,000 and $2,000, respectively. In addition, Bain Capital Partners, LLC is entitled to a transaction fee in connection with any financing, acquisition, disposition or change of control transaction equal to 1% of the gross transaction value, including assumed liabilities, for such transaction. Bain Capital Partners, LLC has not received any transaction fees under the management agreement in 2009, 2010, 2011 and 2012, and in connection with the termination of the management agreement, Bain Capital Partners, LLC has agreed to waive any right to receive a transaction fee under the management agreement in connection with the Offering completed but has received the termination payment described below.

The management agreement includes customary exculpation and indemnification provisions in favor of Bain Capital Partners and its affiliates. The management agreement was terminated in exchange for a payment to Bain Capital Partners, LLC of approximately $7.5 million upon the completion of our initial public offering. The indemnification and exculpation provisions in favor of Bain Capital Partners, LLC and its affiliates survived the termination of this agreement.

Policies and procedures for related party transactions

We believe that we executed all of the transactions set forth above on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates, are approved by the Audit Committee of our board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents fees for audit, audit-related, tax and other services rendered by Deloitte & Touche, the Company’s independent registered public accounting firm for the years ended December 31, 2011 and 2012.

	2011	2012
Audit Fees (1)	$743,600	$2,380,210
Audit Related Fees (2)	—	212,670
Tax Fees (3)	95,650	204,060
All Other Fees (4)	—	—

Total Fees	$839,250	$2,796,940

(1)	Audit Fees for the years ended December 31, 2011 and 2012 include fees associated with the audit of the consolidated financial statements, reviews of all associated quarterly financial statements for 2012, and fees associated with the Company’s Offering completed in January 2013.
(2)	Audit Related Fees for the year ended December 31, 2012 represent due diligence fees associated with the Company’s acquisition in 2012.
(3)	Tax Fees for the years ended December 31, 2011 and 2012 represent fees associated with tax planning for both years, including value added tax.

Pre-Approval of Audit and Non-Audit Fees

SEC rules under Section 202 of the Sarbanes-Oxley Act of 2002 require the Audit Committee to pre-approve audit and non-audit services provided by our independent auditor. The Audit Committee has an Audit Committee Pre-Approval Policy which prohibits our independent auditor from performing certain non-audit services and any services that have not been approved by the Audit Committee consistent with the Section 202 rules. The policy establishes procedures to ensure that proposed services are brought before the Audit Committee for consideration and, if determined by the Audit Committee to be consistent with the auditor’s independence, approved prior to initiation, and to ensure that the Audit Committee has adequate information to assess the types of services being performed and fee amounts on an ongoing basis. The policy allows delegation of pre-approval responsibility to one or more members of the Committee, within certain financial guidelines, along with a requirement that amounts approved by the members must be presented to the full Committee at the next regularly scheduled Audit Committee meeting.

For the year ended December 31, 2012, all services provided by our independent auditors have been subject to pre-approval by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial statements: All financial statements are included in Part II, Item 8 of this report.

2.	Financial statement schedules: All other financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

Exhibits

Exhibit Number	Exhibit Title

2.1*	Share Sale and Purchase Agreement among Lydian Capital Partners LP and Others and BHFS Two Limited, dated May 10, 2012 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on November 9, 2012)

3.1*	Form of Second Restated Certificate of Incorporation of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

3.2*	Form of Restated By-laws of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

4.1*	Form of Amended and Restated Registration Rights Agreement among Bright Horizons Family Solutions Inc., Bright Horizons Capital Corp., Bright Horizons Family Solutions LLC, and certain stockholders of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on January 14, 2013)

4.2*	Indenture for the 13.0% Senior Notes due 2018 between Bright Horizons Capital Corp. and Wilmington Trust Company as Trustee, dated May 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

4.3*	Indenture for the 11.5% Senior Subordinated Notes due 2018 between Bright Horizons Family Solutions LLC (f/k/a Bright Horizons Family Solutions, Inc.) and Wilmington Trust Company as Trustee, dated May 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

4.4*	Initial Supplemental Indenture among Bright Horizons Family Solutions LLC (f/k/a Bright Horizons Family Solutions, Inc.), Bright Horizons Capital Corp., the Guarantors named therein, and Wilmington Trust Company as Trustee, dated May 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.1*	Bright Horizons Family Solutions Inc. (f/k/a Bright Horizons Solutions Corp.) 2008 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.2*	Amendment to Bright Horizons Family Solutions Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(1) to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on January 14, 2013)

10.3*	Credit Agreement, dated as of January 30, 2013, among Borrower, Holdings, Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, and certain other lenders (incorporated by reference to Exhibit 10.1 on the Company’s filing on Form 8-K dated February 4, 2013)

10.4*	Form of Non-Statutory Time-Based Option Award under the 2008 Equity Incentive Plan(incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed October 24, 2012)

10.5*	Form of Non-Statutory Performance-Based Option Award under the 2008 Equity Incentive Plan(incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

Exhibit Number	Exhibit Title

10.6*	Form of Non-Statutory Continuation Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.7*	Management Agreement among Bright Horizons Solutions Corp., Bright Horizons Capital Corp., Bright Horizons Family Solutions LLC and Bain Capital Partners, LLC dated May 28, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.8*	Form of Director Stock Option Award under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(1) to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on November 9, 2012)

10.9*	Form of Employee Stock Option Award under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(2) to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on November 9, 2012)

10.10	Bright Horizons Family Solutions Inc. 2012 Omnibus Long-Term Incentive Plan

10.11*	Bright Horizons Family Solutions Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on November 9, 2012)

10.12*	Form of Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and David Lissy, Chief Executive Officer (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.13*	Form of Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Mary Ann Tocio, President and Chief Operating Officer (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.14*	Form of Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Elizabeth Boland, Chief Financial Officer (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.15*	Form of Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Linda Mason, Chairman of the Board of Directors (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.16*	Deferred Grant Agreement between Bright Horizons Family Solutions LLC (f/k/a Bright Horizons Family Solutions, Inc.) and David Lissy, dated May 29, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.17*	Deferred Grant Agreement between Bright Horizons Family Solutions LLC (f/k/a Bright Horizons Family Solutions, Inc.) and Mary Ann Tocio, dated May 29, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.18*	Deferred Grant Agreement between Bright Horizons Family Solutions LLC (f/k/a Bright Horizons Family Solutions, Inc.) and Elizabeth Boland, dated May 29, 2008 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

Exhibit Number	Exhibit Title

10.19*	Deferred Grant Agreement between Bright Horizons Family Solutions LLC (f/k/a Bright Horizons Family Solutions, Inc.) and Linda Mason, dated May 29, 2008 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.20*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.21*	Form of Amended and Restated Stockholders Agreement among Bright Horizons Family Solutions Inc., Bright Horizons Capital Corp., Bright Horizons Family Solutions LLC, and the investors named therein (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.22*	Credit and Guaranty Agreement among Bright Horizons Family Solutions LLC, as successor in interest to Bright Horizons Family Solutions, Inc., and certain of its subsidiaries, Bright Horizons Capital Corp., Goldman Sachs Credit Partners, L.P., as Syndication Agent, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and the Lenders from time to time party thereto, dated May 28, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.23*	Amendment No. 1 to Credit and Guaranty Agreement among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., and the Lenders party thereto, dated July 14, 2011 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.24*	Amendment No. 2 to Credit and Guaranty Agreement among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., and the Lenders party thereto, dated May 23, 2012 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.25*	Joinder Agreement by and among Goldman Sachs Credit Partners L.P., Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., the Guarantors defined therein, and General Electric Capital Corporation, dated May 23, 2012 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.26*	Amended and Restated Lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers, LLC, dated December 1, 2009 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.27*	Assignment and Assumption of Lease and Novation Agreement among the President and Fellows of Harvard College, Enterprise Mobile, Inc. and Bright Horizons Children’s Centers LLC, dated June 15, 2011 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.28*	First Amendment to Amended and Restated Lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers LLC, dated July 25, 2011 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.29*	Second Amendment to Amended and Restated lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers LLC, dated September 30, 2012 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

Exhibit Number	Exhibit Title

21.1	Subsidiaries of Bright Horizons Family Solutions Inc.

23.1	Consent of Deloitte & Touche

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

*previously	filed

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2013

Bright Horizons Family Solutions Inc.

By:	/s/ David Lissy
Name:	David Lissy
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda Mason Linda Mason	Chair of the Board	March 26, 2013

/s/ David Lissy David Lissy	Director, Chief Executive Officer (Principal Executive Officer)	March 26, 2013

/s/ Elizabeth Boland Elizabeth Boland	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2013

/s/ Mary Ann Tocio Mary Ann Tocio	Director, President and Chief Operating Officer	March 26, 2013

/s/ Lawrence Alleva Lawrence Alleva	Director	March 26, 2013

/s/ Josh Bekenstein Josh Bekenstein	Director	March 26, 2013

/s/ Roger Brown Roger Brown	Director	March 26, 2013

/s/ Jordan Hitch Jordan Hitch	Director	March 26, 2013

/s/ David Humphrey David Humphrey	Director	March 26, 2013

/s/ Marguerite Kondracke Marguerite Kondracke	Director	March 26, 2013

/s/ Sara Lawrence-Lightfoot Sara Lawrence-Lightfoot	Director	March 26, 2013