Form 10-Q
period 2013-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2013-05-10
CIK 1437578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number: 001-35780

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

(Exact name of Registrant as specified in its charter)

Delaware	80-0188269
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

200 Talcott Avenue South Watertown, MA	02472
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (617) 673-8000

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of May 8, 2013, 64,694,481 shares of common stock of the registrant were outstanding.

Bright Horizons Family Solutions Inc.

FORM 10-Q

March 31, 2013

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$96,735	$34,109
Accounts receivable—net	57,535	62,714
Prepaid expenses and other current assets	41,345	27,827
Current deferred income taxes	11,338	11,367

Total current assets	206,953	136,017

Fixed assets—net	346,044	340,376
Goodwill	987,779	993,397
Other intangibles—net	424,627	432,580
Deferred income taxes	1,509	1,603
Other assets	8,438	9,659

Total assets	$1,975,350	$1,913,632

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$7,900	$2,036
Accounts payable and accrued expenses	99,932	97,207
Deferred revenue	105,097	90,563
Other current liabilities	13,361	12,087

Total current liabilities	226,290	201,893

Long-term debt	759,987	904,607
Accrued rent and related obligations	26,582	24,944
Other long-term liabilities	22,715	23,717
Deferred revenue	3,446	3,727
Deferred income taxes	146,277	146,404

Total liabilities	1,185,297	1,305,292

Commitments and contingencies (Note 10)

Redeemable non-controlling interest	7,843	8,126

Common stock, Class L, $0.001 par value; 1,500,000 shares authorized, none in 2013 and 1,327,115 shares in 2012 issued and outstanding	—	854,101

Stockholders’ equity (deficit);
Preferred stock, $0.001 par value; 25,000,000 shares authorized in 2013; none issued and outstanding in 2013	—	—
Common stock, $0.001 par value; 475,000,000 shares in 2013 and 14,500,000 shares in 2012 authorized; 64,605,609 shares in 2013 and 6,062,653 shares in 2012 issued and outstanding	65	6
Additional paid-in capital	1,248,691	150,088
Accumulated other comprehensive loss	(20,638)	(8,816)
Accumulated deficit	(445,908)	(395,165)

Total stockholders’ equity (deficit)	782,210	(253,887)

Total liabilities, redeemable non-controlling interest, common stock and stockholders’ equity (deficit)	$1,975,350	$1,913,632

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenue	$280,123	$258,122
Cost of services	214,333	200,102

Gross profit	65,790	58,020
Selling, general and administrative expenses	43,605	25,367
Amortization	6,748	6,549

Income from operations	15,437	26,104
Loss on extinguishment of debt	(63,682)	—
Interest income	21	12
Interest expense	(13,289)	(19,883)

(Loss) income before income taxes	(61,513)	6,233
Income tax benefit (expense)	10,732	(2,643)

Net (loss) income	(50,781)	3,590
Net (loss) income attributable to noncontrolling interest	(38)	81

Net (loss) income attributable to Bright Horizons Family Solutions Inc.	$(50,743)	$3,509

Accretion of Class L preference	—	18,513
Accretion of Class L preference for vested options	—	66

Net loss available to common shareholders	$(50,743)	$(15,070)

Allocation of net (loss) income to common stockholders—basic and diluted:
Class L	$—	$18,513
Common stock	$(50,743)	$(15,070)
Earnings (loss) per share:
Class L—basic and diluted	$—	$13.99
Common stock—basic and diluted	$(0.91)	$(2.49)
Weighted average number of common shares outstanding:
Class L – basic and diluted	1,327,115	1,323,479
Common stock—basic and diluted	55,797,534	6,046,056

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Net (loss) income	$(50,781)	$3,590
Foreign currency translation adjustments	(12,068)	3,169

Comprehensive (loss) income	(62,849)	6,759
Comprehensive (loss) income attributable to non-controlling interest	(283)	564

Comprehensive (loss) income attributable to Bright Horizons Family Solutions Inc.	$(62,566)	$6,195

Accretion of Class L preference	—	18,513
Accretion of Class L preference for vested options	—	66

Comprehensive loss attributable to common shareholders	$(62,566)	$(12,384)

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2012	6,062,653	$6	$150,088	$(8,816)	$(395,165)	$(253,887)

Conversion of Class L common stock	46,708,466	47	854,054			854,101
Initial public offering	11,615,000	12	234,932			234,944
Exercise of stock options	219,490	—	1,672			1,672
Stock-based compensation			6,620			6,620
Tax benefit from stock option exercises			1,325			1,325
Translation adjustments, net of ($245) attributable to non-controlling interest				(11,822)		(11,822)
Net loss attributable to Bright Horizons Family Solutions Inc.					(50,743)	(50,743)

Balance at March 31, 2013	64,605,609	$65	$1,248,691	$(20,638)	$(445,908)	$782,210

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(50,781)	$3,590
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,948	16,069
Loss on extinguishment of debt	63,682	—
Interest paid in kind	2,143	5,657
Change in the fair value of the interest rate cap	—	44
Gain on foreign currency transactions	(37)	(34)
Non-cash revenue and other	(80)	(80)
Impairment losses on long-lived assets	—	400
Loss on disposal of fixed assets	471	155
Stock-based compensation	6,620	225
Deferred income taxes	(70)	(2,957)
Changes in assets and liabilities:
Accounts receivable	5,015	12,630
Prepaid expenses and other current assets	(14,595)	455
Accounts payable and accrued expenses	3,498	(3,532)
Deferred revenue	14,704	5,402
Accrued rent and related obligations	1,780	1,202
Other assets	1,157	(160)
Other current and long-term liabilities	1,815	(951)

Net cash provided by operating activities	52,270	38,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(22,192)	(12,920)

Net cash used in investing activities	(22,192)	(12,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under refinanced long-term debt, net of deferred financing costs and original issuance discount of $20,640	769,360	—
Extinguishment of long-term debt	(972,468)	—
Proceeds from initial public offering, including over-allotment, net	234,944	—
Principal payments of long-term debt	(1,975)	(4,835)
Purchase of treasury stock	—	(5,140)
Proceeds from issuance of common stock upon exercise of options	1,672	2,115
Tax benefit from stock-based compensation	1,736	3,506

Net cash provided by (used in) financing activities	33,269	(4,354)

Effect of exchange rates on cash and cash equivalents	(721)	262

Net increase in cash and cash equivalents	62,626	21,103
Cash and cash equivalents—beginning of period	34,109	30,448

Cash and cash equivalents—end of period	$96,735	$51,551

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$9,806	$12,586
Cash payments of taxes	$4,327	$1,591

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The Company operates its child care and early education centers under various types of arrangements, which generally can be classified into two categories: (i) the management or cost plus (“Cost Plus”) model, where Bright Horizons manages a work-site child care and early education center under a cost-plus arrangement with an employer sponsor, and (ii) the profit and loss (P&L) model, where the Company assumes the financial risk of the child care and early education center’s operations. The P&L model may be operated under either (a) the sponsored model, where Bright Horizons provides child care and early educational services on a priority enrollment basis for employees of an employer sponsor, or (b) the lease/consortium model, where the Company provides priority child care and early education to the employees of multiple employers located within a real estate developer’s property or the community at large. Under each model type the Company retains responsibility for all aspects of operating the child care and early education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The functional currency of the Company’s foreign subsidiaries is their local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included in accumulated other comprehensive income or loss as a separate component of stockholders’ equity.

Initial Public Offering—On January 30, 2013, the Company completed an initial public offering (the “Offering”) and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock in exchange for $233.3 million, net of offering costs including $1.6 million expensed in 2012 through the statement of operations. The Company used the proceeds of the Offering, as well as certain amounts from the 2013 refinancing discussed in Note 3, to repay the principal and accumulated interest under its senior notes outstanding on January 30, 2013.

Basis of Presentation—The accompanying unaudited consolidated balance sheet as of March 31, 2013 and the consolidated statements of operations, comprehensive income (loss), statement of changes in stockholders’ equity and consolidated statements of cash flows for the interim periods ended March 31, 2013 and 2012 have been prepared by the Company, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Management’s Opinion—In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of March 31, 2013 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 31, 2013 and 2012, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

2.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total

Beginning balance at December 31, 2012	$813,357	$159,215	$20,825	$993,397
Tax benefit from the exercise of continuation options	(333)	(69)	(9)	(411)
Effect of foreign currency translation	(4,314)	(893)	—	(5,207)

Balance at March 31, 2013	$808,710	$158,253	$20,816	$987,779

The Company also has intangible assets, which consist of the following at March 31, 2013 and December 31, 2012 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
March 31, 2013:
Definite-lived intangibles:
Contractual rights and customer relationships	14.9 years	$369,555	$(130,337)	$239,218
Trade names	9.1 years	2,994	(893)	2,101
Non-compete agreements	5 years	54	(36)	18

		$372,603	$(131,266)	$241,337

Indefinite-lived intangibles:
Trade names	N/A	183,290	—	183,290

		$555,893	$(131,266)	$424,627

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2012:
Definite-lived intangibles:
Contractual rights and customer relationships	14.9 years	$370,527	$(124,048)	$246,479
Trade names	9.1 years	3,147	(883)	2,264
Non-compete agreements	5 years	54	(33)	21

		$373,728	$(124,964)	$248,764

Indefinite-lived intangibles:
Trade names	N/A	183,816	—	183,816

		$557,544	$(124,964)	$432,580

3.	BORROWING ARRANGEMENTS

Outstanding borrowings were as follows at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Term loans	$788,025	$—
Tranche B and Series C new term loans	—	430,474
Senior subordinated notes	—	300,000
Senior notes	—	197,810

Total	788,025	928,284
Deferred financing costs and original issue discount	(20,138)	(21,641)

Total debt	767,887	906,643
Less current maturities	7,900	2,036

Long-term debt	$759,987	$904,607

On January 30, 2013, the Company entered into new $890.0 million senior secured credit facilities to refinance all of the existing indebtedness under the senior credit facilities and the senior subordinated notes and to reflect modifications to certain provisions of the senior credit facilities. Significant terms of the refinancing are as follows:

•	$790.0 million term loan facility with quarterly principal payments of $2.0 million, which commenced March 31, 2013, and a final payment due on January 30, 2020.

•	$100.0 million revolving credit facility with a maturity date in 2018, of which there were no borrowings outstanding at March 31, 2013.

•

The applicable margin percentages for the loan facilities are 2.0% per annum for base rate loans and 3.0% per annum for LIBOR rate loans provided that the base rate for the term loan may not be lower than 2.0% and LIBOR may not be lower than 1.0%.

The existing term loans (Tranche B and Series C term loans) were redeemed for an aggregate $431.0 million, including the redemption premium on the Series C term loans, and the $300.0 million senior subordinated notes were redeemed in full for an aggregate $328.2 million, including the redemption premium. The Company used the net proceeds of its initial public offering and certain proceeds from the issuance of the $790.0 million senior secured term loan to redeem the senior notes in full for $213.3 million, including the redemption premium.

The refinancing, which reduced the Company’s overall weighted average interest rate from approximately 8.5% as of December 31, 2012 to 4.0% as of March 31, 2013, resulted in a loss on extinguishment of debt of $63.7 million, which included the redemption premiums and the write-off of existing deferred financing costs.

The future principal payments under the new term loan arrangements at March 31, 2013 are as follows (in millions):

Remainder of 2013	$5.9
2014	$7.9
2015	$7.9
2016	$7.9
2017	$7.9
Thereafter	$750.5

$788.0

4.	STOCKHOLDERS’ EQUITY

On January 11, 2013, the Company effected a 1–for–1.9704 reverse split of its Class A common stock. All previously reported Class A per share and Class A share amounts in the accompanying financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

The Company’s Class L common stock was classified outside of permanent equity as the timing of the conversion or redemption event was outside of the control of the Company. In December 2012, the Company’s controlling shareholder effectively fixed the conversion ratio and the Class L common stock was re-measured to its final redemption amount using the fixed conversion ratio and the estimated fair value at that time.

In connection with the 1–for–1.9704 reverse split of its Class A common stock and as determined by its holders, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of its Class L common stock, reclassified those shares as well as all outstanding shares of Class A common stock, into common stock. As a result of the reclassification of Class A common stock to common stock, all references to “Class A common stock” have been changed to “common stock” for all periods presented.

On January 30, 2013, the Company completed its Offering and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock.

The Company also authorized 25 million shares of undesignated preferred stock for issuance, of which none was issued as of March 31, 2013.

5.	EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share is calculated using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for the holders of the Company’s common stock and the holders of Class L common stock. Holders of Class L shares contained participation rights in any dividend paid by the Company or upon liquidation of the Company and were entitled to a minimum preferred return of 10% per annum, compounded quarterly.

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

The numerator in calculating Class L basic and diluted earnings per share represents changes in the redemption value of the Class L shares during each period.

The weighted average number of Class L shares in the Class L earnings per share calculation represents the weighted average from the beginning of the period up through the date of conversion of the Class L shares into common shares.

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

	Three months ended March 31,
	2013	2012
Net (loss) income—basic and diluted	$(50,743)	$3,509
Accretion of Class L preference	—	18,513
Accretion of Class L preference for vested options	—	66

Net loss available to common shareholders	$(50,743)	$(15,070)

Allocation of net (loss) income to common stockholders—basic and diluted:
Class L	$—	$18,513
Common stock	$(50,743)	$(15,070)

Weighted average number of common shares—basic and diluted:
Class L	1,327,115	1,323,479
Common stock	55,797,534	6,046,056

Earnings (loss) per common share—basic and diluted:
Class L	$—	$13.99
Common stock	$(0.91)	$(2.49)

As of March 31, 2013 and 2012, there were options outstanding to purchase common stock of 5.2 million shares and 0.7 million shares, respectively, that may be dilutive in the future.

6.	STOCK-BASED COMPENSATION

The Company has the 2012 Omnibus Long-Term Incentive Plan, which became effective on January 24, 2013, and allows for the issuance of equity awards with respect to up to 5 million shares of common stock, which are fully reserved for. For the three months ended March 31, 2013, the Company granted options to purchase 394,772 shares of common stock at a weighted average price of $23.04 per share that vest over three to five years.

The weighted average fair value of options granted during the quarter was $9.57 per share. The fair value of each stock option to purchase common stock was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 40%; risk free interest rate of 1.25%; and expected life of options of 6.5 years.

The Company also had an incentive compensation plan (the “2008 Equity Incentive Plan”) which, as amended in March 2012, was authorized to issue 150,000 shares of Class L common stock and 1.5 million shares of Class A common stock. As discussed in Note 4, the Company effected a 1–for–1.9704 reverse split of its Class A common stock and therefore all previously reported options to purchase Class A shares and Class A share exercise prices in the accompanying financial statements and related notes have been retroactively adjusted to reflect the reverse stock split. No additional options will be granted under the 2008 Equity Incentive Plan. However, all outstanding options continue to be governed by their existing terms.

In addition, on January 11, 2013, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of its Class L common stock, reclassified those shares as well as all outstanding shares of Class A common stock into common stock. All outstanding options to purchase Class L common stock have been converted into options to acquire common stock using the 35.1955 conversion ratio with the exercise price adjusted similarly for the conversion ratio.

The Company recorded stock-based compensation expense of $6.6 million in selling, general and administrative expenses during the first quarter of 2013, which included approximately $5.0 million associated with options to purchase 1.3 million shares of common stock that had been issued under the 2008 Equity Incentive plan, which vested upon the effectiveness of the Offering on January 24, 2013.

At March 31, 2013, there was $9.8 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans, which is expected to be recognized over the remaining requisite service period.

7.	INCOME TAXES

As of March 31, 2013 and December 31, 2012, the Company had approximately $7.4 million of unrecognized income tax benefits and $2.6 million of accrued interest and penalties.

The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if applicable, statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from $0.5 million to $5.6 million, exclusive of interest and penalties.

As of March 31 2013, there were not any federal or state income tax audits in process. One of the Company’s subsidiaries in the United Kingdom has an ongoing enquiry for the years 2009 through 2011. The Company is also subject to corporate income tax at its subsidiaries located in the Netherlands, India, Canada, Ireland, and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to seven years.

8.	2012 ACQUISITION

In May 2012, the Company acquired the outstanding shares of Huntyard Limited, a company that operates 27 child care and early education centers in the United Kingdom, for cash consideration of $110.8 million. The Company also incurred deal costs of $0.5 million during the second and third quarters of 2012.

The purchase price for this acquisition has been allocated based on the estimated fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

Cash	$2,872
Accounts receivable	341
Prepaids and other current assets	2,880
Fixed assets	65,843
Intangible assets, primarily customer relationships	6,004
Goodwill (non-deductible)	45,723

Total assets acquired	123,663
Accounts payable and accrued expenses	(7,520)
Taxes payable	(656)
Deferred revenue and parent deposits	(3,006)
Deferred taxes	(1,720)

Total liabilities assumed	(12,902)

Purchase price	$110,761

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

The operating results for this acquisition are included in the consolidated results of operations from the date of acquisition. If the acquisition had occurred on January 1, 2012, consolidated revenues and net income attributable to Bright Horizons Family Solutions Inc. for the three months ended March 31, 2012 would have been approximately $268.9 million and $4.1 million, respectively.

9.	COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is comprised of net (loss) income and foreign currency translation adjustments, and is reported in the consolidated statements of comprehensive (loss) income net of taxes for all periods presented. The Company does not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested outside of the U.S. Therefore, taxes are not provided for the related currency translation adjustments.

10.	COMMITMENTS AND CONTINGENCIES

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

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date and applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company uses observable inputs where relevant and whenever possible.

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

The Company has an interest rate cap, which is carried at fair value, and is included in other assets on the consolidated balance sheets. The interest rate cap, which had an original cost of $1.0 million, had a fair value of less than $0.1 million (based on level two inputs) at December 31, 2012 and March 31, 2013. Changes in the fair value of the interest rate cap are recorded in interest expense and were immaterial for each of the periods presented.

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The fair value of the Company’s financial instruments approximates their carrying value. As of March 31, 2013, the Company’s long-term debt had a carrying value of $788.0 million and a fair value of $795.9 million, determined using quoted market prices (level 1 inputs).

Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at March 31, 2013.

12.	SEGMENT INFORMATION

Bright Horizons work/life services are primarily comprised of full service center-based child care, back-up dependent care, and other educational advisory services. Full service center-based care includes the traditional center-based child care, preschool, and elementary education, which have similar operating characteristics and meet the criteria for aggregation. Full service center-based care derives its revenues primarily from contractual arrangements with corporate clients and from tuition. The Company’s back-up dependent care services consist of center-based back-up child care, in-home care, mildly ill care, and adult/elder care. The Company’s other educational advisory services consists of the remaining services, including college preparation and admissions counseling and tuition assistance, counseling and management services, which do not meet the quantitative thresholds for separate disclosure and are not material for segment reporting individually or in the aggregate. The Company and its chief operating decision makers evaluate performance based on revenues and income from operations.

The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced or included herein.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)

Three months ended March 31, 2013
Revenue	$242,250	$33,161	$4,712	$280,123
Amortization of intangibles	6,491	181	76	6,748
Income (loss) from operations (1)	8,872	7,467	(902)	15,437

Three months ended March 31, 2012
Revenue	$224,040	$30,112	$3,970	$258,122
Amortization of intangibles	6,292	181	76	6,549
Income from operations	17,176	8,807	121	26,104

(1)	For the quarter ended March 31, 2013, income from operations includes expenses incurred in connection with the Offering, including a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC, and $5.0 million for certain stock options that vested upon completion of the Offering, allocated on a proportionate basis to each segment ($9.8 million to full service center-based care, $1.9 million to back-up dependent care, and $0.8 million to other educational advisory services).

13.	TRANSACTIONS WITH RELATED PARTIES

The Company had a management agreement with Bain Capital Partners LLC (the “Sponsor”), which provided for annual payments of $2.5 million through May 2018. As of March 31, 2013, investment funds affiliated with the Sponsor hold approximately 80% of our common stock. In connection with the Offering, the Company and the Sponsor terminated the management agreement in exchange for a $7.5 million payment from the Company to the Sponsor, which is included in selling, general and administrative expenses in the accompanying statement of operations for the three months ended March 31, 2013.

14.	SUBSEQUENT EVENTS

On April 10, 2013, the Company entered into a share purchase agreement with Lloyds Development Capital (Holdings) Limited and Kidsunlimited Group Limited pursuant to which it acquired kidsunlimited, an operator of 64 nurseries throughout the United Kingdom for an aggregate cash purchase price of £45.0 million, subject to certain adjustments. The purchase price was financed with available cash on hand. The Company has incurred acquisition costs of approximately $1.5 million through March 31, 2013, which are included in selling, general and administrative expenses.

Given the proximity of the acquisition to the date of this filing, the Company has not completed the detailed valuation analysis necessary to finalize the associated purchase accounting. As a result, the Company has not provided additional disclosures related to the acquisition, including the allocation of the purchase price as well as the required pro forma information since it is impracticable to do so.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This periodic report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industries in which we and our partners operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those listed below and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012:

•	Changes in the demand for child care and other dependent care services;

•	Our ability to hire and retain qualified teachers;

•	Our substantial indebtedness could affect our financial condition;

•	That the terms of our indebtedness could restrict our current and future operations;

•	The possibility that acquisitions may disrupt our operations and expose us to additional risk;

•	Our reliance on the expertise of operating staff, especially in international markets;

•	The possibility that adverse publicity would have a negative impact on the demand for our services and the value of our brand;

•	The possibility that our business activities subject us to litigation risks that could result in significant money or reputational damages;

•	Our ability to pass on our increased costs;

•	Changes in our relationships with employer sponsors;

•	Our ability to obtain and maintain adequate insurance coverage at a reasonable cost;

•	Changes in laws or regulations that govern our business;

•	Our ability to withstand seasonal fluctuations in the demand for our services;

•	Our ability to retain and attract key management and key employees;

•	Significant competition within our industry;

•	Our ability to implement our growth strategies successfully;

•	Our susceptibility to the economic impact of governmental or universal child care programs in the countries in which we operate;

•	Breaches in data security; and

•	The impact of a regional or global health pandemic or other catastrophic event.

These factors should not be construed as exhaustive.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods.

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this quarterly report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments.

Introduction and Overview

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (the “Company”) for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of revenue for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,
	2013	%	2012	%
Revenue	$280,123	100.0%	$258,122	100.0%
Cost of services (1)	214,333	76.5%	200,102	77.5%

Gross profit	65,790	23.5%	58,020	22.5%
Selling general & administrative expenses (2)	43,605	15.6%	25,367	9.8%
Amortization	6,748	2.4%	6,549	2.6%

Income from operations	15,437	5.5%	26,104	10.1%
Loss on extinguishment of debt	(63,682)	-22.7%	—	0.0%
Net interest expense and other	(13,268)	-4.7%	(19,871)	-7.7%

(Loss) income before income tax	(61,513)	-21.9%	6,233	2.4%
Income tax (benefit) provision	(10,732)	-3.8%	2,643	1.0%

Net (loss) income	$(50,781)	-18.1%	$3,590	1.4%
Adjusted EBITDA (3)	$48,515	17.3%	$41,620	16.1%

Adjusted income from operations (3)	$29,404	10.5%	$26,104	10.1%

Adjusted net income (3)	$15,567	5.6%	$8,412	3.3%

(1)	Cost of services consists of direct expenses associated with the operation of child care centers, and direct expenses to provide back-up dependent care services, including fees to back-up care providers, and educational advisory services. Direct expenses consist primarily of salaries, taxes and benefits for personnel, food costs, program supplies and materials, parent marketing and facilities costs, which include occupancy costs and depreciation.
(2)	Selling, general and administrative (“SGA”) expenses consist primarily of salaries, payroll taxes and benefits (including stock compensation costs) for corporate, regional and business development personnel. Other overhead costs include information technology, occupancy costs for corporate and regional personnel, professional services fees, including accounting and legal services, and other general corporate expenses.
(3)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income (loss) below.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue. Revenue increased $22.0 million, or 8.5%, to $280.1 million for the three months ended March 31, 2013 from $258.1 million for the same period in the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3% to 4%. Revenue generated by full service center-based care services in the three months ended March 31, 2013 increased by $18.2 million, or 8.1%, when compared to the same period in 2012. Revenue generated by back-up dependent care services in the three months ended March 31, 2013 increased by $3.0 million, or 10.1%, when compared to the same period in 2012. Additionally, revenue generated by other educational advisory services in the three months ended March 31, 2013 increased by $0.8 million, or 18.7%, when compared to the same period in 2012.

Our acquisition of the 27 Casterbridge centers in the United Kingdom on May 23, 2012 contributed approximately $10.6 million of revenue in the three months ended March 31, 2013. At March 31, 2013, we operated 773 child care and early education centers compared to 743 centers at March 31, 2012.

Cost of Services. Cost of services increased $14.2 million, or 7.1%, to $214.3 million for the three months ended March 31, 2013 when compared to the same period in the prior year. Cost of services in the full service center-based care services segment increased $11.8 million, or 6.5%, to $192.2 million in 2013. Personnel costs typically represent approximately 75% of total cost of services for this segment, and personnel costs increased 5.7% as a result of a 6.0% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 9.0% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since March 31, 2012. Cost of services in the back-up dependent care segment increased $1.8 million, or 10.5%, to $19.3 million in the first three months of 2013, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $0.6 million, or 26.2%, to $2.9 million in the first three months of 2013 due to personnel and technology costs related to the incremental sales of these services.

Gross Profit. Gross profit increased $7.8 million, or 13.4%, to $65.8 million for the three months ended March 31, 2013 when compared to the same period in the prior year, and as a percentage of revenue, increased to 23.5% in the three months ended March 31, 2013 from 22.5% in the three months ended March 31, 2012. The increase is primarily due to the new and ramping P&L centers, which achieve proportionately lower levels of operating costs in relation to revenue as they ramp up enrollment to steady state levels, increased enrollment in our mature P&L centers and expanded back-up services revenue with proportionately lower direct cost of services.

Selling, General and Administrative Expenses. SGA increased $18.2 million, or 71.9%, to $43.6 million for the three months ended March 31, 2013 compared to $25.4 million for the same period in the prior year, and as a percentage of revenue increased to 15.6% from 9.8% in the same period in the prior year. The increase in SGA was primarily due to a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC (“Sponsor termination fee”), and a $5.0 million stock-based compensation charge for certain stock options that vested upon completion of the Offering (“performance-based stock compensation charge”). During the quarter ended March 31, 2013, we also incurred approximately $1.5 million of costs related to the acquisition of kidsunlimited, which was completed on April 10, 2013. Excluding the incremental impact of these costs in the first quarter of 2013, SGA increased by $4.2 million, or 16.5%, for the three months ended March 31, 2013 compared to the same period in 2012. This increase in

SGA is related to investments in technology and marketing, incremental overhead associated with additional full service and backup child care services, higher stock compensation expense and to routine increases in costs compared to the prior year, including annual wage increases.

Amortization. Amortization expense on intangible assets totaled $6.7 million for the three months ended March 31, 2013, compared to $6.5 million for the three months ended March 31, 2012.

Income from Operations. Income from operations decreased by $10.7 million, or 40.9%, to $15.4 million for the three months ended March 31, 2013 when compared to the same period in 2012. Income from operations was 5.5% of revenue for the three months ended March 31, 2013, compared to 10.1% of revenue for the three months ended March 31, 2012. The decrease was due to the following:

•

In the full service center-based care segment, income from operations decreased $8.3 million for the three months ended March 31, 2013 due primarily to its proportionate share of the sponsor termination fee and performance-based stock compensation charge discussed above, and costs of $1.5 million related to the acquisition of kidsunlimited. Excluding the $11.3 million effect of these charges, the $3.0 million increase in adjusted income from operations in 2013 to $20.2 million reflects price increases and enrollment gains over the prior year as well as contributions from new centers that have been added since March 31, 2012.

•

Income from operations for the back-up dependent care segment decreased $1.4 million in the three months ended March 31, 2013 due to its proportionate share of the Sponsor termination fee and performance-based stock compensation charge discussed above. Excluding the $1.9 million effect of these charges , the back-up dependent care segment added $0.5 million in income from operations in the three months ended March 31, 2013 due to the expanding revenue base.

•

Income from operations in the other educational advisory services segment decreased $1.0 million for the three months ended March 31, 2013 compared to the same period in 2012, but decreased $0.2 million when excluding this segment’s proportionate share of the Sponsor termination fee and performance-based stock compensation charge discussed above of $0.8 million. This reflects the investment in technology to support the growth of the business.

Loss on Extinguishment of Debt. In connection with the refinancing of all of our existing debt on January 30, 2013, we recorded a loss on extinguishment of debt of $63.7 million, which included the redemption premiums and the write-off of existing deferred financing costs.

Interest Expense. Interest expense decreased to $13.3 million for the three months ended March 31, 2013 from $19.9 million for the same period in 2012 due to the debt refinancing completed on January 30, 2013, which reduced the borrowings outstanding as well as the rate at which interest is payable.

Income Tax Expense. We recorded an income tax benefit of $10.7 million during the three months ended March 31, 2013 compared to an income tax expense of $2.6 million during the comparable period in the prior year. The effective rate decreased to 17.4% for the three months ended March 31, 2013 compared to 42.4% in the three months ended March 31, 2012. This decrease was due to the impact of similar permanent differences, primarily deductions allowed in foreign jurisdictions, on a projected lower base of pre-tax income in 2013 due largely to the loss on extinguishment of debt, the Sponsor termination fee and the performance-based stock compensation charge.

Adjusted EBITDA. Adjusted EBITDA increased $6.9 million, or 16.6%, for the three months ended March 31, 2013 over the comparable period in 2012 primarily as a result of the increase in gross profit offset by increases in SGA spending.

Adjusted Income from Operations. Adjusted income from operations increased $3.3 million, or $12.6%, for the three months ended March 31, 2013 over the comparable period in 2012 primarily as a result of the increase in gross profit offset by increases in SGA spending.

Adjusted Net Income. Adjusted net income increased $7.2 million, or 85.1%, for the three months ended March 31, 2013 when compared to the comparable period in 2012 primarily as a result of the increase in gross profit offset by increases in SGA spending.

A reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations and adjusted net income are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Net (loss) income	$(50,781)	$3,590
Interest expense, net	13,268	19,871
Loss on extinguishment of debt (f)	63,682	—
Income tax (benefit) expense	(10,732)	2,643
Depreciation	9,698	7,889
Amortization (e)	6,748	6,549

EBITDA	31,883	40,542
Additional Adjustments:
Straight line rent expense (a)	839	228
Stock compensation expense (b)	6,620	225
Sponsor management fee (c)	7,674	625
Expenses related to acquisitions (d)	1,499	—

Total adjustments	16,632	1,078

Adjusted EBITDA	$48,515	$41,620

Income from operations	$15,437	$26,104
Performance-based stock compensation (b)	4,968	—
Sponsor termination fee (c)	7,500	—
Acquisition-related costs (d)	1,499	—

Adjusted income from operations	$29,404	$26,104

Net (loss) income	$(50,781)	$3,590
Income tax (benefit) expense	(10,732)	2,643

(Loss) income before tax	(61,513)	6,233
Stock compensation expense (b)	6,620	225
Sponsor management fee (c)	7,674	625
Amortization (e)	6,748	6,549
Loss on extinguishment of debt (f)	63,682	—
Acquisition-related costs (d)	1,499	—

Adjusted income before tax	24,710	13,632
Income tax expense (g)	(9,143)	(5,220)

Adjusted net income	$15,567	$8,412

(a)	Represents rent in excess of cash paid for rent, recognized on a straight line basis over the lease life in accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases.
(b)	Represents non-cash stock-based compensation expense, including performance-based stock compensation charge.
(c)	Represents annual fees paid to our Sponsor under a management agreement, including the Sponsor termination fee.
(d)	Represents costs associated with the acquisition of businesses.
(e)	Represents amortization of intangible assets, including amounts associated with intangible assets recorded in connection with our going private transaction in May 2008.

(f)	Represents redemption premiums and write off of unamortized debt issue costs and original issue discount associated with indebtedness that was repaid in connection with a refinancing.
(g)	Represents income tax expense calculated on adjusted income before tax at the effective rate of 37% in 2013 and 38% in 2012.

Adjusted EBITDA, adjusted income from operations and adjusted net income are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, and adjusted net income may differ from similar measures reported by other companies. We believe that adjusted EBITDA, adjusted income from operations and adjusted net income provide investors with useful information with respect to our historical operations. We present adjusted EBITDA, adjusted income from operations and adjusted net income as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock compensation expense, and the effect of fees associated with our Sponsor management agreement, which was terminated in connection with the completion of our Offering on January 30, 2013, as well as the expenses related to the acquisition of businesses. In addition, adjusted income from operations and adjusted net income allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These measures also function as benchmarks to evaluate our operating performance. Adjusted EBITDA, adjusted income from operations and adjusted net income are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. The Company understands that although adjusted EBITDA, adjusted income from operations and adjusted net income are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	adjusted EBITDA, adjusted income from operations, and adjusted net income do not fully reflect the Company’s cash expenditures, future requirements for capital expenditures or contractual commitments;

•	adjusted EBITDA, adjusted income from operations, and adjusted net income do not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; and,

•	adjusted EBITDA, adjusted income from operations and adjusted net income do not reflect any cash requirements for such replacements.

Because of these limitations, adjusted EBITDA, adjusted income from operations, and adjusted net income should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Non-GAAP earnings (loss) per share

On January 30, 2013, the Company completed an initial public offering (“the Offering”) and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. On January 11, 2013, the Company effected a 1–for–1.9704 reverse split of its Class A common stock. In addition, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of its Class L common stock, reclassified those shares as well as all outstanding shares of Class A common stock, into common stock. As a result of the reclassification of Class A common stock to common stock, all references to “Class A common stock” have been changed to “common stock” for all periods presented. The number of common shares used in the calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share for the three months ended March 31, 2013 and March 31, 2012 give effect to the conversion of all weighted average outstanding shares of Class L common stock at the conversion factor of 35.1955 common shares for each Class L share, as if the conversion was completed at the beginning of the respective period.

The calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share also include the dilutive effect of common stock options, using the treasury stock method. Shares sold in the offering are included in the diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share calculations beginning on the date that such shares were actually issued. Diluted earnings per pro forma common share is calculated using net income in accordance with GAAP. Diluted adjusted earnings per pro forma common share is calculated using adjusted net income, as defined above.

Diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share are not presentations made in accordance with GAAP, and our use of the terms diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share may vary from similar measures reported by others in our industry due to the potential differences in the method of calculation. Diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share should not be considered as alternatives to earnings (loss) per share derived in accordance with GAAP. Diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share have important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, we rely primarily on our GAAP results. However, we believe that presenting diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share is appropriate to provide additional information to investors to compare our performance prior to and after the completion of our initial public offering and related conversion of Class L shares into common as well as to provide investors with useful information regarding our historical operating results. The following table sets forth the computation of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share:

	Three months ended March 31,
	2013	2012
Diluted (loss) earnings per pro forma common share:
Net (loss) income (in thousands)	$(50,781)	$3,590

Pro forma weighted average number of common shares—diluted:
Weighted average number of Class L shares over period in which Class L shares were outstanding (1)	1,327,115	1,323,479
Adjustment to weight Class L shares over respective period	(1,179,658)	—

Weighted average number of Class L shares over period	147,457	1,323,479
Class L conversion factor	35.1955	35.1955

Weighted average number of converted Class L common shares	5,189,831	46,580,505
Weighted average number of common shares	55,797,534	6,046,056

Pro forma weighted average number of common shares—basic	60,987,365	52,626,561
Incremental dilutive shares (2)	—	128,594

Pro forma weighted average number of common shares—diluted	60,987,365	52,755,195

Diluted earnings (loss) per pro forma common share	$(0.83)	$0.07

Diluted adjusted earnings per pro forma common share:
Adjusted net income (in thousands)	$15,567	$8,412

Pro forma weighted average number of common shares—basic	60,987,365	52,626,561
Incremental dilutive shares (2)	1,763,218	128,594

Pro forma diluted weighted average number of common shares—diluted	62,750,583	52,755,155

Diluted earnings per pro forma common share	$0.25	$0.16

(1)	The weighted average number of Class L shares in the actual Class L earnings per share calculation for the three months March 31, 2013 represents the weighted average from the beginning of the period up through the date of conversion of the Class L shares into common shares. As such, the pro forma weighted average number of common shares includes an adjustment to the weighted average number of Class L shares outstanding to reflect the length of time the Class L shares were outstanding prior to conversion relative to the respective three month periods. The converted Class L shares are already included in the weighted average number of common shares outstanding for the period after their conversion.
(2)	Represents the dilutive effect of stock options using the treasury stock method. For purposes of the diluted loss per pro forma common share for the three months ended March 31, 2013, there is no dilutive effect since there was a loss recorded during the period.

Liquidity and Capital Resources

Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity have been cash flow from operations and borrowings available under our revolving credit facility, which was $75.0 million through January 30, 2013, and $100.0 million thereafter. No amounts were outstanding at March 31, 2013 and December 31, 2012 under the revolving credit facility.

Our working capital deficit decreased to $19.3 million at March 31, 2013 from $65.9 million December 31, 2012 due largely to cash generated from operating activities as well as net cash generated from financing activities due to completion of our Offering and refinancing offset by capital expenditures. Our working capital deficit has arisen from cash generated from operations being used to make long-term investments in fixed assets and acquisitions. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments.

On January 30, 2013, we completed our initial public offering, raising $234.9 million, net of expenses, underwriting discounts and commissions including the exercise of the overallotment option which was completed on February 21, 2013. We used the net proceeds of our Offering and certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes. The $790.0 million senior secured term loan has a maturity date in 2020 and is part of an $890.0 million senior credit facility, which includes a $100.0 million revolving credit facility due 2018.

In anticipation of the Offering, holders of shares of Class L common stock, who were entitled to a liquidation preference upon the mandatory conversion in connection with the Offering, agreed to convert their Class L common stock into shares of Class A common stock at a rate of 35.1955 shares of Class A common stock for each share of Class L common stock. This conversion was effected on January 11, 2013 and shares of Class A common stock were then reclassified into common stock.

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

As part of our growth strategy and in addition to making capital expenditures, we expect to continue to make selective acquisitions, which may vary in size and which are less predictable in terms of the timing of the capital requirements. Specifically, on April 10, 2013, the Company entered into a share purchase agreement with Lloyds Development Capital (Holdings) Limited and Kidsunlimited Group Limited pursuant to which it acquired kidsunlimited, an operator of 64 nurseries throughout the United Kingdom, for an aggregate cash purchase price of £45.0 million, subject to certain adjustments. The purchase price was financed with available cash on hand.

Cash Flows

	March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$52,270	$38,115

Net cash used in investing activities	$(22,192)	$(12,920)

Net cash provided by (used in) financing activities	$33,269	$(4,354)

Cash and cash equivalents (end of period)	$96,735	$51,551

Cash Provided by Operating Activities

Cash provided by operating activities was $52.3 million for the three months ended March 31, 2013, compared to $38.1 million for the same period in 2012. Net income, adjusted for non-cash expenses, increased by $15.8 million from 2012 to 2013 due to increases in gross profit. Changes in working capital decreased by $1.7 million for the three months ended March 31, 2013 over the same period in 2012 primarily due to timing differences in the collection of accounts receivable and advance payments recorded as deferred revenue, offset by an increase in prepaid income taxes associated with the loss on the extinguishment of debt.

Cash Used in Investing Activities

Cash used in investing activities was $22.2 million for the three months ended March 31, 2013 compared to $12.9 million for the same period in 2012 and related specifically to fixed asset additions, which increased due to the addition of new child care centers, maintenance and refurbishments in our existing centers and continued investments in technology, equipment and furnishings.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities amounted to $33.3 million for the three months ended March 31, 2013 compared to cash used in financing activities of $4.4 million for the same period in 2012. The increase in 2013 was due primarily to the completion of our Offering, including the exercise of the over-allotment, which raised $234.9 million in 2013, net of directly attributable expenses and underwriting discounts and commission. We used the net proceeds of our Offering and certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes.

Debt

Outstanding borrowings were as follows at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Term loans	$788,025	$—
Tranche B and Series C new term loans	—	430,474
Senior subordinated notes	—	300,000
Senior notes	—	197,810

Total	788,025	928,284
Deferred financing costs and original issue discount	(20,138)	(21,641)

Total debt	767,887	906,643
Less current maturities	7,900	2,036

Long-term debt	$759,987	$904,607

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

The $890.0 million senior secured credit facilities include the following terms:

•	$790.0 million secured term loan facility with a maturity date in 2020;

•	$100.0 million revolving credit facility with a maturity date in 2018; and,

•

applicable margin percentages for the loan facilities of 2.00% per annum for base rate loans and 3.00% per annum for LIBOR rate loans provided that the base rate for the term loan may not be lower than 2.00% and LIBOR may not be lower than 1.00%.

Principal payments of $2.0 million are due quarterly and commence March 31, 2013, with the final payment due on January 30, 2020.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we have no off-balance sheet arrangements.

Contractual Obligations

We used the net proceeds of our Offering and certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes.

There following table reflects the contractual obligations related to the new $790.0 million senior secured term loans, which replaced the term loans, senior subordinated notes and senior notes that were in place at December 31, 2012. There were no other material changes to the contractual obligation table set forth in our 2012 Annual Report on Form 10-K as of December 31, 2012.

The following table sets forth our contractual obligations related to the new $790.0 million senior secured term loan as of March 31, 2013 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$5,925	$7,900	$7,900	$7,900	$7,900	$750,500	$788,025
Interest on long-term debt	23,957	31,666	31,350	31,034	30,718	62,061	210,786

Total	$29,882	$39,566	$39,250	$38,934	$38,618	$812,561	$998,811

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies during the three months ended March 31, 2013.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2012, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2013, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a) Exhibits:

31.1 Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Ex. 101.INS*	XBRL Instance Document

Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

Date: May 10, 2013	By:	/s/ David Lissy
David Lissy
Chief Executive Officer