Form 10-Q
period 2013-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2013-08-09
CIK 1437578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013.

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

As of August 6, 2013, the Company had 64,841,683 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

FORM 10-Q

June 30, 2013

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$62,999	$34,109
Accounts receivable—net	56,664	62,714
Prepaid expenses and other current assets	42,237	27,827
Current deferred income taxes	11,310	11,367

Total current assets	173,210	136,017

Fixed assets—net	366,802	340,376
Goodwill	1,047,049	997,344
Other intangibles—net	434,398	432,580
Deferred income taxes	125	132
Other assets	11,167	9,659

Total assets	$2,032,751	$1,916,108

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$7,900	$2,036
Accounts payable and accrued expenses	111,066	97,207
Deferred revenue and parent deposits	108,905	90,563
Other current liabilities	17,474	12,087

Total current liabilities	245,345	201,893

Long-term debt	758,766	904,607
Accrued rent and related obligations	33,950	24,944
Other long-term liabilities	17,934	23,717
Deferred revenue	4,551	3,727
Deferred income taxes	151,820	148,880

Total liabilities	1,212,366	1,307,768

Commitments and contingencies (Note 10)

Redeemable non-controlling interest	7,894	8,126

Common stock, Class L, $0.001 par value; 1,500,000 shares authorized, none in 2013 and 1,327,115 shares in 2012 issued and outstanding	—	854,101

Stockholders’ equity (deficit);
Preferred stock, $0.001 par value; 25,000,000 shares authorized in 2013; none issued and outstanding in 2013	—	—
Common stock, $0.001 par value; 475,000,000 shares in 2013 and 14,500,000 shares in 2012 authorized; 64,815,992 shares in 2013 and 6,062,653 shares in 2012 issued and outstanding	65	6
Additional paid-in capital	1,254,413	150,088
Accumulated other comprehensive loss	(20,658)	(8,816)
Accumulated deficit	(421,329)	(395,165)

Total stockholders’ equity (deficit)	812,491	(253,887)

Total liabilities, non-controlling interest, common stock and stockholders’ equity	$2,032,751	$1,916,108

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$310,813	$271,463	$590,936	$529,585
Cost of services	235,388	206,910	449,721	407,012

Gross profit	75,425	64,553	141,215	122,573
Selling, general and administrative expenses	32,426	41,859	76,031	67,226
Amortization	7,602	6,633	14,350	13,182

Income from operations	35,397	16,061	50,834	42,165
Loss on extinguishment of debt	—	—	(63,682)	—
Interest income	39	50	60	62
Interest expense	(8,963)	(20,549)	(22,252)	(40,432)

Income (loss) before income taxes	26,473	(4,438)	(35,040)	1,795
Income tax (expense) benefit	(1,966)	2,524	8,766	(119)

Net income (loss)	24,507	(1,914)	(26,274)	1,676
Net (loss) income attributable to noncontrolling interest	(72)	53	(110)	134

Net income (loss) attributable to Bright Horizons Family Solutions Inc.	$24,579	$(1,967)	$(26,164)	$1,542

Accretion of Class L preference	—	19,589	—	38,102
Accretion of Class L preference for vested options	—	3,926	—	3,992

Net income (loss) available to common shareholders	$24,579	$(25,482)	$(26,164)	$(40,552)

Allocation of net income (loss) to common stockholders—basic and diluted:
Class L	$—	$19,589	$—	$38,102
Common stock	$24,579	$(25,482)	$(26,164)	$(40,552)
Earnings (loss) per share:
Class L—basic and diluted	$—	$14.76	$—	$28.75
Common stock—basic	$0.38	$(4.20)	$(0.43)	$(6.70)
Common stock—diluted	$0.37	$(4.20)	$(0.43)	$(6.70)
Weighted average number of common shares outstanding:
Class L—basic and diluted	—	1,327,115	—	1,325,297
Common stock—basic	64,732,730	6,062,664	60,265,132	6,054,360
Common stock—diluted	66,635,484	6,062,664	60,265,132	6,054,360

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$24,507	$(1,914)	$(26,274)	$1,676
Foreign currency translation adjustments	104	(5,308)	(11,964)	(2,139)

Comprehensive income (loss)	24,611	(7,222)	(38,238)	(463)
Comprehensive income (loss) attributable to non-controlling interest	51	(795)	(232)	(231)

Comprehensive income (loss) attributable to Bright Horizons Family Solutions Inc.	$24,560	$(6,427)	$(38,006)	$(232)

Accretion of Class L preference	—	19,589	—	38,102
Accretion of Class L preference for vested options	—	3,926	—	3,992

Comprehensive income (loss) attributable to common shareholders	$24,560	$(29,942)	$(38,006)	$(42,326)

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2012	6,062,653	$6	$150,088	$(8,816)	$(395,165)	$(253,887)

Conversion of Class L common stock	46,708,466	47	854,054			854,101
Initial public offering	11,615,000	12	234,932			234,944
Exercise of stock options	429,873	—	4,668			4,668
Stock-based compensation			8,305			8,305
Tax benefit from stock option exercises			2,366			2,366
Translation adjustments, net of ($122) attributable to non-controlling interest				(11,842)		(11,842)
Net loss attributable to Bright Horizons Family Solutions Inc.					(26,164)	(26,164)

Balance at June 30, 2013	64,815,992	$65	$1,254,413	$(20,658)	$(421,329)	$812,491

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,274)	$1,676
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,856	32,617
Loss on extinguishment of debt	63,682	—
Interest paid in kind	2,143	11,497
Change in the fair value of the interest rate cap	—	64
Loss on foreign currency transactions	39	102
Non-cash revenue and other	(159)	(159)
Impairment losses on long-lived assets	—	400
Loss on disposal of fixed assets	633	491
Stock-based compensation	8,305	15,799
Deferred income taxes	431	(13,310)
Changes in assets and liabilities:
Accounts receivable	7,691	12,688
Prepaid expenses and other current assets	(18,256)	7,115
Accounts payable and accrued expenses	5,213	17,767
Deferred revenue	6,884	(1,356)
Accrued rent and related obligations	7,398	1,515
Other assets	(1,296)	(92)
Other current and long-term liabilities	6,136	3,629

Net cash provided by operating activities	98,426	90,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(39,662)	(27,688)
Payments for acquisitions—net of cash acquired	(64,213)	(108,168)

Net cash used in investing activities	(103,875)	(135,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	769,360	82,321
Extinguishment of long-term debt	(972,468)	—
Proceeds from initial public offering, including over-allotment, net	234,944	—
Principal payments of long-term debt	(3,950)	(5,048)
Purchase of treasury stock	—	(5,140)
Proceeds from issuance of common stock upon exercise of options	4,668	2,115
Tax benefit from stock-based compensation	2,791	3,506

Net cash provided by financing activities	35,345	77,754

Effect of exchange rates on cash and cash equivalents	(1,006)	(25)

Net increase in cash and cash equivalents	28,890	32,316
Cash and cash equivalents—beginning of period	34,109	30,448

Cash and cash equivalents—end of period	$62,999	$62,764

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$18,268	$16,802
Cash payments of taxes	$6,404	$3,035

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

On June 19, 2013, certain of the Company’s shareholders completed the sale of 9.8 million shares of the Company’s stock in a secondary offering (“Secondary”). The Company did not receive any of the proceeds from the sale of shares in the Secondary. The Company incurred $0.6 million in offering costs related to the Secondary, which are included in selling, general and administrative expenses.

Basis of Presentation—The accompanying unaudited consolidated balance sheet as of June 30, 2013 and the consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the interim periods ended June 30, 2013 and 2012 have been prepared by the Company, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Management’s Opinion—In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of June 30, 2013 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 30, 2013 and 2012, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

Business Combinations—Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

The Company adjusted the balance sheet amounts at December 31, 2012, where appropriate, to account for the measurement period adjustments related to the Huntyard Limited purchase price allocation discussed in Note 8 below.

2.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total

Beginning balance at December 31, 2012	$817,304	$159,215	$20,825	$997,344
Additions from acquisitions	55,349	—	—	55,349
Tax benefit from the exercise of continuation options	(344)	(72)	(9)	(425)
Effect of foreign currency translation	(4,323)	(896)	—	(5,219)

Balance at June 30, 2013	$867,986	$158,247	$20,816	$1,047,049

Goodwill as of December 31, 2012 has been recasted in 2013 to reflect an adjustment made within the measurement period for the Huntyard acquisition, which increased goodwill and the deferred tax liability by $3.9 million.

The Company also has intangible assets, which consist of the following at June 30, 2013 and December 31, 2012 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
June 30, 2013:
Definite-lived intangibles:
Contractual rights and customer relationships	14.5 years	$384,635	$(137,780)	$246,855
Trade names	7.8 years	5,290	(1,055)	4,235
Non-compete agreements	5 years	54	(36)	18

		$389,979	$(138,871)	$251,108

Indefinite-lived intangibles:
Trade names	N/A	183,290	—	183,290

		$573,269	$(138,871)	$434,398

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2012:
Definite-lived intangibles:
Contractual rights and customer relationships	14.9 years	$370,527	$(124,048)	$246,479
Trade names	9.1 years	3,147	(883)	2,264
Non-compete agreements	5 years	54	(33)	21

		$373,728	$(124,964)	$248,764

Indefinite-lived intangibles:
Trade names	N/A	183,816	—	183,816

		$557,544	$(124,964)	$432,580

The Company estimates that it will record amortization expense related to intangible assets existing as of June 30, 2013 as follows over the next five years (in millions):

Estimated amortization expense
Remainder of 2013	$15.0
2014	$26.9
2015	$24.7
2016	$24.0
2017	$23.4

3.	BORROWING ARRANGEMENTS

Outstanding borrowings were as follows at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Term loans	$786,050	$—
Tranche B and Series C new term loans	—	430,474
Senior subordinated notes	—	300,000
Senior notes	—	197,810

Total	786,050	928,284
Deferred financing costs and original issue discount	(19,384)	(21,641)

Total debt	766,666	906,643
Less current maturities	7,900	2,036

Long-term debt	$758,766	$904,607

On January 30, 2013, the Company entered into new $890.0 million senior secured credit facilities to refinance all of the existing indebtedness under the senior credit facilities and the senior subordinated notes and to reflect modifications to certain provisions of the senior credit facilities. Significant terms of the refinancing are as follows:

•	$790.0 million term loan facility with quarterly principal payments of $2.0 million, which commenced March 31, 2013, and a final payment due on January 30, 2020.

•	$100.0 million revolving credit facility with a maturity date in 2018, of which there were no borrowings outstanding at June 30, 2013.

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

The refinancing, which reduced the Company’s overall weighted average interest rate from approximately 8.5% as of December 31, 2012 to 4.1% as of June 30, 2013, resulted in a loss on extinguishment of debt of $63.7 million, which included the redemption premiums and the write-off of existing deferred financing costs.

The future principal payments under the new term loan arrangements at June 30, 2013 are as follows (in millions):

Remainder of 2013	$4.0
2014	$7.9
2015	$7.9
2016	$7.9
2017	$7.9
Thereafter	$750.5

$786.1

4.	STOCKHOLDERS’ EQUITY

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

The Company also authorized 25 million shares of undesignated preferred stock for issuance, of which none was issued as of June 30, 2013.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net (loss) income—basic and diluted	$24,579	$(1,967)	$(26,164)	$1,542
Accretion of Class L preference	—	19,589	—	38,102
Accretion of Class L preference for vested options	—	3,926	—	3,992

Net loss available to common shareholders	$24,579	$(25,482)	$(26,164)	$(40,552)

Allocation of net (loss) income to common stockholders—basic and diluted:
Class L	$—	$19,589	$—	$38,102
Common stock	$24,579	$(25,482)	$(26,164)	$(40,552)

Weighted average number of common shares:
Class L—basic and diluted	—	1,327,115	—	1,325,297
Common stock:
Basic	64,732,730	6,062,664	60,265,132	6,054,360
Diluted	66,635,484	6,062,664	60,265,132	6,054,360
Earnings (loss) per common share:
Class L—basic and diluted	$—	$14.76	$—	$28.75
Common stock:
Basic	$0.38	$(4.20)	$(0.43)	$(6.70)
Diluted	$0.37	$(4.20)	$(0.43)	$(6.70)

Options outstanding to purchase 0.7 million shares of common stock were excluded from diluted earnings per share for the three and six months ended June 30, 2012, respectively, since their effect was anti-dilutive. Options outstanding to purchase 0.4 million and 5.0 million shares of common stock were excluded from diluted earnings per share for the three and six months ended June 30, 2013, respectively, since their effect was anti-dilutive, which may be dilutive in varying amounts to future quarterly or year-to-date amounts.

6.	STOCK-BASED COMPENSATION

The Company has the 2012 Omnibus Long-Term Incentive Plan, which became effective on January 24, 2013, and allows for the issuance of equity awards with respect to up to 5 million shares of common stock, which are fully reserved for. For the six months ended June 30, 2013, the Company granted options to purchase 406,772 shares of common stock at a weighted average price of $23.39 per share that vest over three to five years.

The weighted average fair value of options granted during the quarter was $9.70 per share. The fair value of each stock option to purchase common stock was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 40%; risk free interest rate of 1.24%; and expected life of options of 6.5 years.

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

The Company recorded stock-based compensation expense of $8.3 million in selling, general and administrative expenses during the first half of 2013, which included approximately $5.0 million associated with options to purchase 1.3 million shares of common stock that had been issued under the 2008 Equity Incentive plan, which vested upon the effectiveness of the Offering on January 24, 2013.

At June 30, 2013, there was $8.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans, which is expected to be recognized over the remaining requisite service period.

7.	INCOME TAXES

The Company’s unrecognized tax benefits were $2.2 million at June 30, 2013 and $7.4 million at December 31, 2012. Interest and penalties related to unrecognized tax benefits were $2.3 million and $2.6 million at June 30, 2013 and December 31, 2012, respectively. The decrease in unrecognized tax benefits was primarily due to the resolution of an income tax enquiry in the United Kingdom for the period from 2009 through 2011.

The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if applicable, statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could amount to approximately $0.5 million, exclusive of interest and penalties.

As of June 30, 2013, there were not any federal, state or foreign income tax audits in process. The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, Netherlands, India, Canada, Ireland, and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to seven years.

8.	ACQUISITIONS

2013 Acquisition of Kidsunlimited Group Limited

On April 10, 2013, the Company entered into a share purchase agreement with Lloyds Development Capital (Holdings) Limited and Kidsunlimited Group Limited pursuant to which it acquired 100% of kidsunlimited, an operator of 64 nurseries throughout the United Kingdom for an aggregate cash purchase price of $69.1 million, subject to certain adjustments. The purchase price was financed with available cash on hand. The Company has incurred acquisition costs of approximately $1.8 million through June 30, 2013, which are included in selling, general and administrative expenses.

The purchase price for this acquisition has been allocated based on preliminary estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

Cash	$4,888
Accounts receivable	1,809
Prepaids and other assets	2,509
Fixed assets	13,901
Intangible assets, primarily customer relationships	17,442
Goodwill	55,349

Total assets acquired	95,898
Accounts payable and accrued expenses	(9,450)
Unfavorable leasehold interests	(1,759)
Deferred revenue and parent deposits	(12,853)
Deferred taxes	(2,735)

Total liabilities assumed	(26,797)

Purchase price	$69,101

The allocation of the purchase price consideration was based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) as the Company gathers additional information regarding the assets acquired and the liabilities assumed.

The Company recorded goodwill of $55.3 million, which will not be deductible for tax purposes. Goodwill related to this acquisition is reported within the full service center-based care segment.

Intangible assets of $17.4 million consist of customer relationships and trade names that will be amortized over approximately eight years. A deferred tax liability of $4.0 million was recorded related to the intangible assets for which the amortization is not deductible for tax purposes.

The operating results for this acquisition are included in the consolidated results of operations from the date of acquisition. The following pro forma summary presents consolidated information as if the acquisition had occurred on January 1, 2012 (in thousands):

	Pro forma (Unaudited)
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revenue	$610,567	$563,324
Net (loss) income attributable to Bright Horizons Family Solutions Inc.	$(25,353)	$3,086

The acquired business contributed revenues of $16.6 million and net income of $0.7 million in the six months ended June 30, 2013.

2012 Acquisition of Huntyard Limited

In May 2012, the Company acquired the outstanding shares of Huntyard Limited, a company that operated 27 child care and early education centers in the United Kingdom under the name Casterbridge Early Care and Education, for cash consideration of $110.8 million. The Company also incurred acquisition costs of $0.5 million during the second and third quarters of 2012.

The purchase price for this acquisition has been allocated based on the estimated fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

Cash	$2,872
Accounts receivable	341
Prepaids and other current assets	2,880
Fixed assets	65,843
Intangible assets, primarily customer relationships	6,004
Goodwill	49,573

Total assets acquired	127,513
Accounts payable and accrued expenses	(7,520)
Taxes payable	(656)
Deferred revenue and parent deposits	(3,006)
Deferred taxes	(5,570)

Total liabilities assumed	(16,752)

Purchase price	$110,761

The Company recorded goodwill of $49.6 million, which will not be deductible for tax purposes. Goodwill related to this acquisition is reported within the full service center-based care segment.

Intangible assets of $6.0 million consist of customer relationships and trade names that will be amortized over five and seven years, respectively. A deferred tax liability of $1.5 million was recorded related to the intangible assets for which the amortization is not deductible for tax purposes.

During the second quarter of 2013, the Company obtained additional information to determine the fair values of certain assets acquired and liabilities assumed as of the acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2012 comparative information resulting in an increase in goodwill of $3.9 million with a corresponding increase to deferred tax liabilities. There were no changes to the previously reported consolidated statements of operations or statements of cash flows.

The operating results for this acquisition are included in the consolidated results of operations from the date of acquisition. If the acquisition had occurred on January 1, 2012, consolidated revenues and net income attributable to Bright Horizons Family Solutions Inc. for the six months ended June 30, 2012 would have been approximately $547.0 million and $3.2 million, respectively. The acquired business contributed revenues of $4.9 million and net income of $0.5 million in the six months ended June 30, 2012.

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

The Company has an interest rate cap, which is carried at fair value, and is included in other assets on the consolidated balance sheets. The interest rate cap, which had an original cost of $1.0 million, had a fair value of less than $0.1 million (based on level two inputs) at December 31, 2012 and of zero at June 30, 2013. Changes in the fair value of the interest rate cap are recorded in interest expense and were immaterial for each of the periods presented.

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The fair value of the Company’s financial instruments approximates their carrying value. As of June 30, 2013, the Company’s long-term debt had a book value of $786.1 million and a fair value of $791.0 million using quoted market prices and a model that considers observable inputs (level two inputs).

Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at June 30, 2013.

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

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Three months ended June 30, 2013
Revenue	$269,910	$35,717	$5,186	$310,813
Amortization of intangibles	7,346	181	75	7,602
Income from operations	24,062	10,927	408	35,397

Three months ended June 30, 2012
Revenue	$235,592	$31,635	$4,236	$271,463
Amortization of intangibles	6,377	181	75	6,633
Income (loss) from operations (1)	10,731	6,402	(1,072)	16,061

(1)	For the quarter ended June 30, 2012, income from operations includes expenses incurred in connection with the modification of stock options in the amount of $15.1 million, allocated on a proportionate basis to each segment ($11.2 million to full service center-based care, $2.7 million to back-up dependent care, and $1.2 million to other educational advisory services).

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Six months ended June 30, 2013
Revenue	$512,160	$68,878	$9,898	$590,936
Amortization of intangibles	13,837	362	151	14,350
Income (loss) from operations (1)	32,934	18,394	(494)	50,834

Six months ended June 30, 2012
Revenue	$459,632	$61,747	$8,206	$529,585
Amortization of intangibles	12,669	362	151	13,182
Income (loss) from operations (2)	27,907	15,209	(951)	42,165

(1)	For the six months ended June 30, 2013, income from operations includes expenses incurred in connection with the Offering, including a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC, and $5.0 million for certain stock options that vested upon completion of the Offering, allocated on a proportionate basis to each segment ($9.8 million to full service center-based care, $1.9 million to back-up dependent care, and $0.8 million to other educational advisory services).
(2)	For the six months ended June 30, 2012, income from operations includes expenses incurred in connection with the modification of stock options in the amount of $15.1 million, allocated on a proportionate basis to each segment ($11.2 million to full service center-based care, $2.7 million to back-up dependent care, and $1.2 million to other educational advisory services).

13.	TRANSACTIONS WITH RELATED PARTIES

The Company had a management agreement with Bain Capital Partners LLC (the “Sponsor”), which provided for annual payments of $2.5 million through May 2018. In connection with the Offering, the Company and the Sponsor terminated the management agreement in exchange for a $7.5 million payment from the Company to the Sponsor, which is included in selling, general and administrative expenses in the accompanying statement of operations for the six months ended June 30, 2013. As of June 30, 2013, investment funds affiliated with the Sponsor hold approximately 64.6% of our common stock.

14.	SUBSEQUENT EVENTS

On July 22, 2013, the Company acquired the outstanding shares of Children’s Choice Learning Centers, Inc., an operator of 49 employer-sponsored child care centers throughout the United States, for cash consideration of $53.0 million, subject to certain adjustments and inclusive of the value of net operating loss carryforwards. The purchase price was financed with available cash on hand and funds available under our revolving credit facility.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those listed below and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012:

•	Changes in the demand for child care and other dependent care services;

•	Our ability to hire and retain qualified teachers;

•	Our substantial indebtedness could affect our financial condition;

•	That the terms of our indebtedness could restrict our current and future operations;

•	The possibility that acquisitions may disrupt our operations and expose us to additional risk;

•	Our reliance on the expertise of operating staff, especially in international markets;

•	The possibility that adverse publicity would have a negative impact on the demand for our services and the value of our brand;

•	The possibility that our business activities subject us to litigation risks that could result in significant monetary or reputational damages;

•	Our ability to pass on our increased costs;

•	Changes in our relationships with employer sponsors;

•	Our ability to obtain and maintain adequate insurance coverage at a reasonable cost;

•	Changes in laws or regulations that govern our business;

•	Our ability to withstand seasonal fluctuations in the demand for our services;

•	Our ability to retain and attract key management and key employees;

•	Significant competition within our industry;

•	Our ability to implement our growth strategies successfully;

•	Our susceptibility to the economic impact of governmental or universal child care programs in the countries in which we operate;

•	Breaches in data security; and

•	The impact of a regional or global health pandemic or other catastrophic event.

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

Introduction and Overview

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of revenue for the three months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,
	2013	%	2012	%
Revenue	$310,813	100.0%	$271,463	100.0%
Cost of services (1)	235,388	75.7%	206,910	76.2%

Gross profit	75,425	24.3%	64,553	23.8%
Selling general & administrative expenses (2)	32,426	10.4%	41,859	15.4%
Amortization	7,602	2.5%	6,633	2.5%

Income from operations	35,397	11.4%	16,061	5.9%
Net interest expense and other	(8,924)	-2.9%	(20,499)	-7.6%

Income (loss) before income tax	26,473	8.5%	(4,438)	-1.7%
Income tax (expense) benefit	(1,966)	-0.6%	2,524	0.9%

Net income (loss)	$24,507	7.9%	$(1,914)	-0.8%

Adjusted EBITDA (3)	$56,673	18.2%	$47,879	17.6%

Adjusted income from operations (3)	$36,309	11.7%	$31,578	11.6%

Adjusted net income (3)	$23,104	7.4%	$11,598	4.3%

The following table sets forth statement of operations data as a percentage of revenue for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Six Months Ended June 30,
	2013	%	2012	%
Revenue	$590,936	100.0%	$529,585	100.0%
Cost of services (1)	449,721	76.1%	407,012	76.9%

Gross profit	141,215	23.9%	122,573	23.1%
Selling general & administrative expenses (2)	76,031	12.9%	67,226	12.7%
Amortization	14,350	2.4%	13,182	2.5%

Income from operations	50,834	8.6%	42,165	7.9%
Loss on extinguishment of debt	(63,682)	-10.8%	—	0.0%
Net interest expense and other	(22,192)	-3.7%	(40,370)	-7.6%

(Loss) income before income tax	(35,040)	-5.9%	1,795	0.3%
Income tax benefit (expense)	8,766	1.5%	(119)	—

Net (loss) income	$(26,274)	-4.4%	$1,676	0.3%

Adjusted EBITDA (3)	$105,188	17.8%	$89,499	16.9%

Adjusted income from operations (3)	$65,713	11.1%	$57,682	10.9%

Adjusted net income (3)	$38,670	6.5%	$20,006	3.8%

(1)	Cost of services consists of direct expenses associated with the operation of child care centers, and direct expenses to provide back-up dependent care services, including fees to back-up care providers, and educational advisory services. Direct expenses consist primarily of salaries, taxes and benefits for personnel, food costs, program supplies and materials, parent marketing and facilities costs, which include occupancy costs and depreciation.
(2)	Selling, general and administrative (“SGA”) expenses consist primarily of salaries, payroll taxes and benefits (including stock compensation costs) for corporate, regional and business development personnel. Other overhead costs include information technology, occupancy costs for corporate and regional personnel, professional services fees, including accounting and legal services, and other general corporate expenses.
(3)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income (loss) below.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenue. Revenue increased $39.4 million, or 14.5%, to $310.8 million for the three months ended June 30, 2013 from $271.5 million for the same period in the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3% to 4%. Revenue generated by full service center-based care services in the three months ended June 30, 2013 increased by $34.3 million, or 14.6%, when compared to the same period in 2012. Our acquisitions of Kidsunlimited, an operator of 64 centers in the United Kingdom on April 10, 2013, and Casterbridge Care and Education, an operator of 27 centers in the United Kingdom on May 23, 2012, contributed approximately $27.6 million of revenue in the three months ended June 30, 2013.

Revenue generated by back-up dependent care services in the three months ended June 30, 2013 increased by $4.1 million, or 12.8%, when compared to the same period in 2012. Additionally, revenue generated by other educational advisory services in the three months ended June 30, 2013 increased by $0.9 million, or 22.4%, when compared to the same period in 2012.

At June 30, 2013, we operated 830 child care and early education centers compared to 773 centers at June 30, 2012.

Cost of Services. Cost of services increased $28.5 million, or 13.8%, to $235.4 million for the three months ended June 30, 2013 when compared to the same period in the prior year. Cost of services in the full service center-based care services segment increased $26.6 million, or 14.3%, to $212.7 million in 2013. Personnel costs typically represent approximately 75% of total cost of services for this segment, and personnel costs increased 11.0% as a result of a 12.0% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 24.0% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since June 30, 2012. Cost of services in the back-up dependent care segment increased $1.5 million, or 7.9%, to $19.9 million in the three months ended June 30, 2013, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $0.4 million, or 17.1%, to $2.8 million in the three months ended June 30, 2013 due to personnel and technology costs related to the incremental sales of these services.

Gross Profit. Gross profit increased $10.9 million, or 16.8%, to $75.4 million for the three months ended June 30, 2013 when compared to the same period in the prior year, and as a percentage of revenue, increased to 24.3% in the three months ended June 30, 2013 from 23.8% in the three months ended June 30, 2012. The increase is primarily due to contributions from new centers and from ramping P&L centers, which achieve proportionately lower levels of operating costs in relation to revenue as they ramp up enrollment to steady state levels, increased enrollment in our mature P&L centers and expanded back-up services revenue with proportionately lower direct cost of services.

Selling, General and Administrative Expenses. SGA decreased $9.4 million, or 22.5%, to $32.4 million for the three months ended June 30, 2013 compared to $41.9 million for the same period in the prior year, and as a percentage of revenue decreased to 10.4% from 15.4% in the same period in the prior year. Results for the second quarter of 2012 included $15.1 million of incremental compensation costs associated with the modification of the previously existing awards and the issuance of immediately vested options, and $0.4 million of expenses associated with the Offering. Exclusive of these expenses totaling $15.5 million in the second quarter of 2012, SGA increased $6.1 million during the second quarter of 2013 due primarily due to continued investments in technology and marketing, incremental overhead associated with the Kidsunlimited centers, an increase in compensation costs, including annual wage increases and stock-based compensation costs, as well as routine increases in SGA costs compared to the prior year.

Amortization. Amortization expense on intangible assets totaled $7.6 million for the three months ended June 30, 2013, compared to $6.6 million for the three months ended June 30, 2012, due to the acquisitions previously described.

Income from Operations. Income from operations increased by $19.4 million, or 120.4%, to $35.4 million for the three months ended June 30, 2013 when compared to the same period in 2012. Income from operations was 11.4% of revenue for the three months ended June 30, 2013, compared to 5.9% of revenue for the three months ended June 30, 2012. The increase was due to the following:

•

In the full service center-based care segment, income from operations increased $13.3 million for the three months ended June 30, 2013. Results for the second quarter of 2012 included $11.4 million of incremental compensation associated with the modification of the previously existing awards and the issuance of immediately vested options as well as costs related to the initial public offering. Results for the three months ended June 30, 2013 included $0.6 million of costs associated with the completion of a secondary offering of common shares and $0.3 million of acquisition related costs. Exclusive of these charges, income from operations increased $2.8 million primarily due to the price increases and enrollment gains over the prior year as well as contributions from the acquisitions of Kidsunlimited and Casterbridge and contributions from new centers that have been added since June 30, 2012, offset by increases in allocated SGA costs.

•

Income from operations for the back-up dependent care segment increased $4.5 million in the three months ended June 30, 2013. Results for the second quarter of 2012 included $2.8 million of incremental compensation associated with the modification of the previously existing awards and the issuance of immediately vested options. Exclusive of the $2.8 million charge in the second quarter of 2012, income from operations increased $1.7 million due to the expanding revenue base.

•

Income from operations in the other educational advisory services segment increased $1.5 million for the three months ended June 30, 2013 compared to the same period in 2012. Results for the second quarter of 2012 included $1.3 million of incremental compensation associated with the modification of the previously existing awards and the issuance of immediately vested options. Exclusive of the $1.3 million charge in the second quarter of 2012, income from operations increased $0.2 million due to the expanding growth of the business offset by investments in technology.

Interest Expense. Interest expense decreased to $8.9 million for the three months ended June 30, 2013 from $20.5 million for the same period in 2012 due to the debt refinancing completed on January 30, 2013, which reduced the borrowings outstanding as well as the rate at which interest is payable.

Income Tax Expense. Our income tax expense and effective tax rate are as follows (in thousands, except percentages):

	Three months ended June 30,
	2013	2012
Income tax (expense) benefit	$(1,966)	$2,524

Effective income tax rate	7.4%	56.9%

We recorded income tax expense of $2.0 million during the three months ended June 30, 2013 compared to an income tax benefit of $2.5 million during the comparable period in the prior year. The change in the effective rate was due to the impact of similar permanent differences, primarily deductions allowed in foreign jurisdictions, on a projected lower base of pre-tax income in 2013 due largely to the loss on extinguishment of $63.7 million, as well as the recognition of a previously unrecognized tax benefit of approximately $4.1 million upon resolution of a UK tax enquiry in the second quarter of 2013.

Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $8.8 million, or 18.4%, and $4.7 million, or 15.0%, respectively, for the three months ended June 30, 2013 over the comparable period in 2012 primarily as a result of the increase in gross profit due additional contributions from full-service centers, including the impact of acquired centers, as well as the growth in the back-up business, offset by increases in SGA spending.

Adjusted Net Income. Adjusted net income increased $11.5 million, or 99.2%, for the three months ended June 30, 2013 when compared to the comparable period in 2012 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth. Adjusted net income also increased due to the reduction in interest expense associated with the refinancing of our debt in January 2013.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenue. Revenue increased $61.4 million, or 11.6%, to $590.9 million for the six months ended June 30, 2013 from $529.6 million for the same period in the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3% to 4%. Revenue generated by full service center-based care services in the six months ended June 30, 2013 increased by $52.5 million, or 11.4%, when compared to the same period in 2012. Our acquisitions of Kidsunlimited, an operator of 64 centers in the United Kingdom on April 10, 201,3 and Casterbridge Care and Education, an operator of 27 centers in the United Kingdom on May 23, 2012, contributed approximately $38.2 million of revenue in the six months ended June 30, 2013. Revenue generated by back-up dependent care services in the six months ended June 30, 2013 increased by $7.1 million, or 11.5%, when compared to the same period in 2012. Additionally, revenue generated by other educational advisory services in the six months ended June 30, 2013 increased by $1.7 million, or 20.6%, when compared to the same period in 2012.

Cost of Services. Cost of services increased $42.7 million, or 10.5%, to $449.7 million for the six months ended June 30, 2013 when compared to the same period in the prior year. Cost of services in the full service center-based care services segment increased $38.4 million, or 10.5%, to $404.9 million in 2013. Personnel costs typically represent approximately 75% of total cost of services for this segment, and personnel costs increased 8.4% as a result of a 9.0% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 16.6% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since June 30, 2012. Cost of services in the back-up dependent care segment increased $3.3 million, or 9.2%, to $39.1 million in the first six months of 2013, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $1.0 million, or 21.6%, to $5.7 million in the first six months of 2013 due to personnel and technology costs related to the incremental sales of these services.

Gross Profit. Gross profit increased $18.6 million, or 15.2%, to $141.2 million for the six months ended June 30, 2013 when compared to the same period in the prior year, and as a percentage of revenue, increased to 23.9% in the six months ended June 30, 2013 from 23.1% in the six months ended June 30, 2012. The increase is primarily due to contributions from new centers and from ramping P&L centers, which achieve proportionately lower levels of operating costs in relation to revenue as they ramp up enrollment to steady state levels, increased enrollment in our mature P&L centers and expanded back-up services revenue with proportionately lower direct cost of services.

Selling, General and Administrative Expenses. SGA increased $8.8 million, or 13.1%, to $76.0 million for the six months ended June 30, 2013 compared to $67.2 million for the same period in the prior year, and as a percentage of revenue increased to 12.9% from 12.7% in the same period in the prior year. Results for the six months ended June 30, 2012 included $15.1 million of incremental compensation associated with the modification of the previously existing awards and the issuance of immediately vested options and $0.4 million of expenses associated with the offering. Results for the six months ended June 30, 2013 included a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC (“Sponsor termination fee”), a $5.0 million stock-based compensation charge for certain stock options that vested upon completion of the Offering (“performance-based stock compensation charge”), $0.6 million of costs associated with the completion of a secondary offering of common shares and $1.8 million of acquisition related costs. Excluding the incremental impact of these items, SGA increased $9.4 million or 18.2% over the comparable period due primarily due to continued investments in technology and marketing, incremental overhead related to the operations of Kidsunlimited and Casterbridge, an increase in compensation costs, including annual wage increases and stock-based compensation costs, as well as routine increases in SGA costs compared to the prior year.

Amortization. Amortization expense on intangible assets totaled $14.4 million for the six months ended June 30, 2013, compared to $13.2 million for the six months ended June 30, 2012 due to acquisitions previously described.

Income from Operations. Income from operations increased by $8.7 million, or 20.6%, to $50.8 million for the six months ended June 30, 2013 when compared to the same period in 2012. Income from operations was 8.6% of revenue for the six months ended June 30, 2013, compared to 7.9% of revenue for the six months ended June 30, 2012. The increase was due to the following:

•

In the full service center-based care segment, income from operations increased $5.0 million for the six months ended June 30, 2013. Results for the six months ended June 30, 2012 included $11.4 million of incremental compensation costs associated with the modification of the previously existing awards and the issuance of immediately vested options as well as costs related to the initial public offering. Results for the six months ended June 30, 2013 included an aggregate proportionate charge of $12.2 million for the Sponsor termination fee, the performance-based stock compensation charge, costs associated with the completion of a secondary offering of our common shares and acquisition related costs. Excluding the effect of these charges, income from operations increased $5.8 million in 2013 primarily due to the price increases and enrollment gains over the prior year as well as contributions from new centers that have been added since June 30, 2012, including acquired centers, offset by increases in allocated SGA costs.

•

Income from operations for the back-up dependent care segment increased $3.2 million in the six months ended June 30, 2013. Results for the six months ended June 30, 2012 included $2.8 million of incremental compensation associated with the modification of the previously existing awards and the issuance of immediately vested options. Results for the six months ended June 30, 2013 included an aggregate proportionate charge of $1.8 million for the Sponsor termination fee and the performance-based stock compensation charge. Excluding the effect of these charges, income from operations increased $2.2 million in 2013 due to the expanding revenue base.

•

Loss from operations in the other educational advisory services segment decreased $0.5 million for the six months ended June 30, 2013 compared to the same period in 2012. Results for the six months ended June 30, 2012 included $1.3 million of incremental compensation associated with the modification of the previously existing awards and the issuance of immediately vested options. Results for the six months ended June 30, 2013 included an aggregate proportionate charge of $0.8 million for the Sponsor termination fee and the performance-based stock compensation charge. Excluding the effect of these charges, income from operations remained relatively consistent.

Loss on Extinguishment of Debt. In connection with the refinancing of all of our existing debt on January 30, 2013, we recorded a loss on extinguishment of debt of $63.7 million, which included the redemption premiums and the write-off of existing deferred financing costs.

Interest Expense. Interest expense decreased to $22.2 million for the six months ended June 30, 2013 from $40.4 million for the same period in 2012 due to the debt refinancing completed on January 30, 2013, which reduced the rate at which interest is payable, and the reduction of the borrowings outstanding as a result of the use of proceeds from the Offering.

Income Tax Expense. Our income tax expense and effective tax rate are as follows (in thousands, except percentages):

	Six months ended June 30,
	2013	2012
Income tax benefit (expense)	$8,766	$(119)

Effective income tax rate	25.0%	6.6%

We recorded an income tax benefit of $8.8 million during the six months ended June 30, 2013 compared to an income tax expense of $0.1 million during the comparable period in the prior year. The effective rate for both periods is less than the statutory rate due to the impact of permanent differences, primarily deductions allowed in foreign jurisdictions, on a lower base of pre-tax income. During the six months ended June 30, 2013, we recognized a previously unrecognized tax benefit of approximately $4.1 million upon completion of a UK tax enquiry.

Adjusted EBITDA and Adjusted Income from Operations Adjusted EBITDA and adjusted income from operations increased $15.7 million, or 17.5%, and $8.0 million, or 13.9, respectively, for the six months ended June 30, 2013 over the comparable period in 2012 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers as well as the growth in the back-up business, offset by increases in SGA spending.

Adjusted Net Income. Adjusted net income increased $18.7 million, or 93.3%, for the six months ended June 30, 2013 when compared to the comparable period in 2012 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth. Adjusted net income also increased due to the reduction in interest expense associated with the refinancing of our debt in January 2013.

A reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations and adjusted net income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$24,507	$(1,914)	$(26,274)	$1,676
Interest expense, net	8,924	20,499	22,192	40,370
Income tax expense (benefit)	1,966	(2,524)	(8,766)	119
Depreciation	10,553	8,214	20,251	16,103
Amortization (a)	7,602	6,633	14,350	13,182

EBITDA	53,552	30,908	21,753	71,450
Additional Adjustments:
Straight line rent expense (b)	524	372	1,363	600
Stock compensation expense (c)	1,685	15,574	8,305	15,799
Sponsor management fee (d)	—	625	7,674	1,250
Loss on extinguishment of debt (e)	—	—	63,682	—
Stock offering costs (f)	647	400	647	400
Acquisition-related costs (g)	265	—	1,764	—

Total adjustments	3,121	16,971	83,435	18,049

Adjusted EBITDA	$56,673	$47,879	$105,188	$89,499

Income from operations	$35,397	$16,061	$50,834	$42,165
Stock compensation for performance-based awards (2013) and effect of option modification (2012) (c)	—	15,117	4,968	15,117
Sponsor termination fee (d)	—	—	7,500	—
Stock offering costs (f)	647	400	647	400
Acquisition-related costs (g)	265	—	1,764	—

Adjusted income from operations	$36,309	$31,578	$65,713	$57,682

Net income (loss)	$24,507	$(1,914)	$(26,274)	$1,676
Income tax expense (benefit)	1,966	(2,524)	(8,766)	119

Income (loss) before tax	26,473	(4,438)	(35,040)	1,795
Stock compensation expense (c)	1,685	15,574	8,305	15,799
Sponsor management fee (d)	—	625	7,674	1,250
Amortization (a)	7,602	6,633	14,350	13,182
Loss on extinguishment of debt (e)	—	—	63,682	—
Stock offering costs (f)	647	400	647	400
Acquisition-related costs (g)	265	—	1,764	—

Adjusted income before tax	36,672	18,794	61,382	32,426
Income tax expense (h)	(13,568)	(7,196)	(22,712)	(12,420)

Adjusted net income	$23,104	$11,598	$38,670	$20,006

(a)	Represents amortization of intangible assets, including $10.1 million for the six months ended June 30, 2012 and 2013 associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)	Represents rent in excess of cash paid for rent, recognized on a straight line basis over the lease life in accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases.
(c)	Represents non-cash stock-based compensation expense, including performance-based stock compensation charge.
(d)	Represents fees paid to our Sponsor under a management agreement, including the Sponsor termination fee.
(e)	Represents redemption premiums and write off of unamortized debt issue costs and original issue discount associated with indebtedness that was repaid in connection with a refinancing.

(f)	Represents costs incurred in connection with secondary offering of common stock completed in June 2013 and costs incurred in connection with initial public offering of common stock completed in January 2013, respectively.
(g)	Represents costs associated with the acquisition of businesses.
(h)	Represents income tax expense calculated on adjusted income before tax at the effective rate of 37.0% in 2013 and 38.3% in 2012.

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

Non-GAAP earnings (loss) per share

On January 30, 2013, the Company completed an initial public offering (“the Offering”) and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. On January 11, 2013, the Company effected a 1–for–1.9704 reverse split of its Class A common stock. In addition, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of its Class L common stock, reclassified those shares as well as all outstanding shares of Class A common stock, into common stock. As a result of the reclassification of Class A common stock to common stock, all references to “Class A common stock” have been changed to “common stock” for all periods presented. The number of common shares used in the calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share for the three and six months ended June 30, 2013 and 2012 give effect to the conversion of all weighted average outstanding shares of Class L common stock at the conversion factor of 35.1955 common shares for each Class L share, as if the conversion was completed at the beginning of the each year.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Diluted earnings (loss) per pro forma common share:
Net income (loss) (in thousands)	$24,507	$(1,914)	$(26,274)	$1,676

Pro forma weighted average number of common shares—diluted:
Weighted average number of Class L shares over period in which Class L shares were outstanding (1)	—	1,327,115	1,327,115	1,325,297
Adjustment to weight Class L shares over respective period	—	—	(1,253,387)	—

Weighted average number of Class L shares over period	—	1,327,115	73,728	1,325,297
Class L conversion factor	35.1955	35.1955	35.1955	35.1955

Weighted average number of converted Class L common shares	—	46,708,476	2,594,916	46,644,491
Weighted average number of common shares	64,732,730	6,062,664	60,265,132	6,054,360

Pro forma weighted average number of common shares—basic	64,732,730	52,771,140	62,860,048	52,698,851
Incremental dilutive shares (2)	1,902,754	—	—	84,121

Pro forma weighted average number of common shares—diluted	66,635,484	52,771,140	62,860,048	52,782,972

Diluted earnings (loss) per pro forma common share	$0.37	$(0.04)	$(0.42)	$0.03

Diluted adjusted earnings per pro forma common share:
Adjusted net income (in thousands)	$23,104	$11,598	$38,670	$20,006

Pro forma weighted average number of common shares—basic	64,732,730	52,771,140	62,860,048	52,698,851
Incremental dilutive shares (2)	1,902,754	39,650	1,832,986	84,121

Pro forma weighted average number of common shares—diluted	66,635,484	52,810,790	64,693,034	52,782,972

Diluted adjusted earnings per pro forma common share	$0.35	$0.22	$0.60	$0.38

(1)	The weighted average number of Class L shares in the actual Class L earnings per share calculation for the three and six months June 30, 2013 represents the weighted average from the beginning of the period up through the date of conversion of the Class L shares into common shares. As such, the pro forma weighted average number of common shares includes an adjustment to the weighted average number of Class L shares outstanding to reflect the length of time the Class L shares were outstanding prior to conversion relative to the respective three and six month periods. The converted Class L shares are already included in the weighted average number of common shares outstanding for the period after their conversion.
(2)	Represents the dilutive effect of stock options using the treasury stock method. For purposes of the diluted loss per pro forma common share for the six months ended June 30, 2013 and the three months ended June 30, 2012, there is no dilutive effect since there was a loss recorded during the period.

Liquidity and Capital Resources

Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity have been cash flow from operations and borrowings available under our revolving credit facility, which was $75.0 million through January 30, 2013, and $100.0 million thereafter. No amounts were outstanding at June 30, 2013 and December 31, 2012 under the revolving credit facility.

We had a working capital deficit of $72.1 million at June 30, 2013 from $65.9 million December 31, 2012 primarily from using cash generated from operations to make long-term investments in fixed assets and acquisitions. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments.

On January 30, 2013, we completed our initial public offering, raising $234.9 million, net of expenses, underwriting discounts and commissions, including the exercise of the overallotment option which was completed on February 21, 2013. We used the net proceeds of our Offering and certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes. The $790.0 million senior secured term loan has a maturity date in 2020 and is part of an $890.0 million senior credit facility, which includes a $100.0 million revolving credit facility due 2018.

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

As part of our growth strategy, in addition to making capital expenditures we expect to continue to make selective acquisitions, which may vary in size and which are less predictable in terms of the timing of the capital requirements. Specifically, on April 10, 2013, we acquired 100% of the shares of Kidsunlimited, an operator of 64 nurseries throughout the United Kingdom, for an aggregate cash purchase price of $69.1 million, subject to certain adjustments. Additionally, on July 22, 2013, we acquired 100% of the shares of Children’s Choice Learning Centers, an operator of 49 employer-sponsored child care centers across the United States, for an aggregate cash purchase price of $53.0 million, subject to certain adjustments.

Cash Flows

	Six months ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$98,426	$90,443

Net cash used in investing activities	$(103,875)	$(135,856)

Net cash provided by financing activities	$35,345	$77,754

Cash and cash equivalents (end of period)	$62,999	$62,764

Cash Provided by Operating Activities

Cash provided by operating activities was $98.4 million for the six months ended June 30, 2013, compared to $90.4 million for the same period in 2012. Net income, adjusted for non-cash expenses, increased by $35.5 million from 2012 to 2013 due to increases in gross profit. Changes in working capital decreased by $27.5 million for the six months ended June 30, 2013 over the same period in 2012 primarily due to timing differences in the collection of accounts receivable and advance payments recorded as deferred revenue, offset by an increase in prepaid income taxes associated with the loss on the extinguishment of debt.

Cash Used in Investing Activities

Cash used in investing activities was $103.9 million for the six months ended June 30, 2013 compared to $135.9 million for the same period in 2012, and related specifically to the acquisition of Kidsunlimited, for a purchase price of $64.2 million, net of cash acquired, as well as fixed asset additions, including the addition of new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. Cash used in investing activities during the six months ended June 30, 2012 related to the acquisition of the 27 Casterbridge centers, which included 26 owned facilities, for $108.2 million, net of cash acquired, as well as fixed asset additions.

Cash Provided by Financing Activities

Cash provided by financing activities amounted to $35.3 million for the six months ended June 30, 2013 compared to $77.8 million for the same period in 2012. In January 2013, we completed our Offering, including the exercise of the over-allotment, which raised $234.9 million in 2013, net of directly attributable expenses and underwriting discounts and commission, and used the net proceeds along with certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes. Cash provided from financing activities in during the six months ended June 30, 2012 resulted primarily from additional borrowings to finance a portion of the acquisition of the 27 Casterbridge centers in May 2012.

Debt

Outstanding borrowings were as follows at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Term loans	$786,050	$—
Tranche B and Series C new term loans	—	430,474
Senior subordinated notes	—	300,000
Senior notes	—	197,810

Total	786,050	928,284
Deferred financing costs and original issue discount	(19,384)	(21,641)

Total debt	766,666	906,643
Less current maturities	7,900	2,036

Long-term debt	$758,766	$904,607

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

•

applicable margin percentages for the loan facilities of 2.0% per annum for base rate loans and 3.0% per annum for LIBOR rate loans provided that the base rate for the term loan may not be lower than 2.0% and LIBOR may not be lower than 1.0%.

Principal payments of $2.0 million are due quarterly and commenced March 31, 2013, with the final payment due on January 30, 2020.

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

In addition, the credit agreement governing the $890.0 million senior secured credit facilities requires Bright Horizons Capital Corp., our direct subsidiary, to be a passive holding company, subject to certain exceptions. The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries to comply with a maximum senior secured first lien net leverage ratio financial maintenance covenant, to be tested only if, on the last day of each fiscal quarter, revolving loans and/or swingline loans in excess of a specified percentage of the revolving commitments on such date are outstanding under the revolving credit facility. The breach of this covenant is subject to certain equity cure rights.

The credit agreement governing the new senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2012, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. Controls and Procedures

As of June 30, 2013, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

Date: August 9, 2013	By:	/s/ David Lissy
David Lissy
Chief Executive Officer