Form 10-Q
period 2013-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2013-11-07
CIK 1437578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013.

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

As of October 31, 2013, the Company had 65,138,465 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

FORM 10-Q

September 30, 2013

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$35,010	$34,109
Accounts receivable—net	55,418	62,714
Prepaid expenses and other current assets	45,909	27,827
Current deferred income taxes	11,335	11,367

Total current assets	147,672	136,017

Fixed assets—net	385,598	340,376
Goodwill	1,097,447	997,344
Other intangibles—net	444,841	432,580
Deferred income taxes	128	132
Other assets	12,081	9,659

Total assets	$2,087,767	$1,916,108

LIABILITIES, NONCONTROLLING INTEREST, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$7,900	$2,036
Borrowings on revolving line of credit	20,600	—
Accounts payable and accrued expenses	109,034	97,207
Deferred revenue	98,015	90,563
Other current liabilities	24,882	12,087

Total current liabilities	260,431	201,893

Long-term debt	757,544	904,607
Accrued rent and related obligations	35,255	24,944
Other long-term liabilities	19,753	23,717
Deferred revenue	4,309	3,727
Deferred income taxes	152,432	148,880

Total liabilities	1,229,724	1,307,768

Commitments and contingencies (Note 10)

Redeemable non-controlling interest	8,093	8,126

Common stock, Class L, $0.001 par value; 1,500,000 shares authorized, none in 2013 and 1,327,115 shares in 2012 issued and outstanding	—	854,101

Stockholders’ equity (deficit);
Preferred stock, $0.001 par value; 25,000,000 shares authorized in 2013; none issued and outstanding in 2013	—	—
Common stock, $0.001 par value; 475,000,000 shares in 2013 and 14,500,000 shares in 2012 authorized; 65,126,829 shares in 2013 and 6,062,653 shares in 2012 issued and outstanding	65	6
Additional paid-in capital	1,261,361	150,088
Accumulated other comprehensive loss	(5,191)	(8,816)
Accumulated deficit	(406,285)	(395,165)

Total stockholders’ equity (deficit)	849,950	(253,887)

Total liabilities, non-controlling interest, common stock and stockholders’ equity (deficit)	$2,087,767	$1,916,108

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$308,663	$267,927	$899,599	$797,512
Cost of services	240,158	207,835	689,879	614,847

Gross profit	68,505	60,092	209,720	182,665
Selling, general and administrative expenses	33,017	27,621	109,048	94,847
Amortization	7,699	7,116	22,049	20,298

Income from operations	27,789	25,355	78,623	67,520
Loss on extinguishment of debt	—	—	(63,682)	—
Interest income	16	44	76	106
Interest expense	(9,211)	(21,376)	(31,463)	(61,808)

Income (loss) before income taxes	18,594	4,023	(16,446)	5,818
Income tax (expense) benefit	(3,652)	(1,417)	5,114	(1,536)

Net income (loss)	14,942	2,606	(11,332)	4,282
Net (loss) income attributable to noncontrolling interest	(102)	160	(212)	294

Net income (loss) attributable to Bright Horizons Family Solutions Inc.	$15,044	$2,446	$(11,120)	$3,988

Accretion of Class L preference	—	20,299	—	58,401
Accretion of Class L preference for vested options	—	668	—	4,660

Net income (loss) available to common shareholders	$15,044	$(18,521)	$(11,120)	$(59,073)

Allocation of net income (loss) to common stockholders—basic and diluted:
Class L	$—	$20,299	$—	$58,401
Common stock	$15,044	$(18,521)	$(11,120)	$(59,073)
Earnings (loss) per common share:
Class L—basic and diluted	$—	$15.30	$—	$44.05
Common stock—basic	$0.23	$(3.05)	$(0.18)	$(9.75)
Common stock—diluted	$0.23	$(3.05)	$(0.18)	$(9.75)
Weighted average number of common shares outstanding:
Class L—basic and diluted	—	1,327,115	—	1,325,903
Common stock—basic	64,916,558	6,062,664	61,815,607	6,057,128
Common stock—diluted	66,831,413	6,062,664	61,815,607	6,057,128

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$14,942	$2,606	$(11,332)	$4,282
Foreign currency translation adjustments	15,768	7,307	3,804	5,168

Comprehensive income (loss)	30,710	9,913	(7,528)	9,450
Comprehensive income (loss) attributable to non-controlling interest	199	529	(33)	298

Comprehensive income (loss) attributable to Bright Horizons Family Solutions Inc.	$30,511	$9,384	$(7,495)	$9,152

Accretion of Class L preference	—	20,299	—	58,401
Accretion of Class L preference for vested options	—	668	—	4,660

Comprehensive income (loss) attributable to common shareholders	$30,511	$(11,583)	$(7,495)	$(53,909)

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2012	6,062,653	$6	$150,088	$(8,816)	$(395,165)	$(253,887)

Conversion of Class L common stock	46,708,466	47	854,054			854,101
Initial public offering	11,615,000	12	234,932			234,944
Exercise of stock options	740,710	—	8,671			8,671
Stock-based compensation			9,528			9,528
Tax benefit from stock option exercises			4,088			4,088
Translation adjustments, net of ($179) attributable to non-controlling interest				3,625		3,625
Net loss attributable to Bright Horizons Family Solutions Inc.					(11,120)	(11,120)

Balance at September 30, 2013	65,126,829	$65	$1,261,361	$(5,191)	$(406,285)	$849,950

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,332)	$4,282
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	53,313	45,210
Amortization of original issue discount and deferred financing costs	2,009	5,051
Loss on extinguishment of debt	63,682	—
Interest paid in kind	2,143	17,528
Change in the fair value of the interest rate cap	—	67
Gain on foreign currency transactions	(11)	—
Non-cash revenue and other	(239)	(224)
Impairment losses on long-lived assets	—	675
Loss on disposal of fixed assets	721	375
Stock-based compensation	9,528	16,700
Deferred income taxes	367	(14,913)
Changes in assets and liabilities:
Accounts receivable	10,977	13,159
Prepaid expenses and other current assets	(21,123)	3,383
Accounts payable and accrued expenses	(553)	6,332
Deferred revenue	2,479	(8,369)
Accrued rent and related obligations	8,258	3,331
Other assets	(1,966)	(1,238)
Other current and long-term liabilities	3,212	1,300

Net cash provided by operating activities	121,465	92,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(55,244)	(47,791)
Proceeds from disposal of fixed assets	85	—
Payments for acquisitions—net of cash acquired	(125,389)	(108,040)

Net cash used in investing activities	(180,548)	(155,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	769,360	82,321
Extinguishment of long-term debt	(972,468)	—
Proceeds from initial public offering	234,944	—
Cumulative borrowings under revolving line of credit (2013)	80,600	—
Cumulative repayments under revolving line of credit (2013)	(60,000)	—
Principal payments of long-term debt	(5,925)	(5,260)
Purchase of treasury stock	—	(5,140)
Proceeds from issuance of common stock upon exercise of options	8,671	2,115
Tax benefit from stock-based compensation	4,845	3,381

Net cash provided by financing activities	60,027	77,417

Effect of exchange rates on cash and cash equivalents	(43)	374

Net increase in cash and cash equivalents	901	14,609
Cash and cash equivalents—beginning of period	34,109	30,448

Cash and cash equivalents—end of period	$35,010	$45,057

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$26,757	$30,351
Cash payments of taxes	$9,911	$7,972

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization—Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides workplace services for employers and families throughout the United States and the United Kingdom, and also in Puerto Rico, Canada, Ireland, the Netherlands, and India. Workplace services include center-based child care, education and enrichment programs, elementary school education, back-up dependent care (for children and elders), before and after school care, college preparation and admissions counseling, tuition reimbursement program management, and other family support services.

The Company operates its child care and early education centers under various types of arrangements, which generally can be classified into two categories: (i) the management or cost plus (“Cost Plus”) model, where Bright Horizons manages a work-site child care and early education center under a cost-plus arrangement with an employer sponsor, and (ii) the profit and loss (“P&L”) model, where the Company assumes the financial risk of the child care and early education center’s operations. The P&L model may be operated under either (a) the sponsored model, where Bright Horizons provides child care and early educational services on a priority enrollment basis for employees of an employer sponsor, or (b) the lease/consortium model, where the Company provides priority child care and early education to the employees of multiple employers located within a real estate developer’s property or the community at large. Under each model type the Company retains responsibility for all aspects of operating the child care and early education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.

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

Initial Public Offering—On January 30, 2013, the Company completed an initial public offering (“the Offering”) and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock in exchange for $233.3 million, net of offering costs including $1.6 million expensed in 2012. The Company used the proceeds of the Offering, as well as certain amounts from the 2013 refinancing discussed in Note 4, to repay the principal and accumulated interest under its senior notes outstanding on January 30, 2013.

On June 19, 2013, certain of the Company’s shareholders completed the sale of 9.8 million shares of the Company’s stock in a secondary offering (“the Secondary”). The Company did not receive proceeds from the sale of shares in the Secondary. The Company incurred $0.6 million in offering costs related to the Secondary, which are included in selling, general and administrative expenses.

Basis of Presentation—The accompanying unaudited condensed consolidated balance sheet as of September 30, 2013 and the condensed consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for the interim periods ended September 30, 2013 and 2012 have been prepared by the Company, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Management’s Opinion—In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of September 30, 2013 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 30, 2013 and 2012, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

The Company adjusted the balance sheet amounts at December 31, 2012, where appropriate, to account for the measurement period adjustments related to the Huntyard Limited purchase price allocation discussed in Note 3 below.

2.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total

Beginning balance at December 31, 2012	$817,304	$159,215	$20,825	$997,344
Additions from acquisitions	93,747	—	3,854	97,601
Tax benefit from the exercise of continuation options	(620)	(121)	(16)	(757)
Effect of foreign currency translation	2,699	560	—	3,259

Balance at September 30, 2013	$913,130	$159,654	$24,663	$1,097,447

Goodwill as of December 31, 2012 has been retroactively adjusted in 2013 to reflect an adjustment made within the measurement period for the Huntyard Limited acquisition, which increased goodwill and deferred income taxes by $3.9 million.

The Company also has intangible assets, which consist of the following at September 30, 2013 and December 31, 2012 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
September 30, 2013:
Definite-lived intangibles:
Contractual rights and customer relationships	14.4 years	$402,256	$(145,834)	$256,422
Trade names	7.4 years	5,939	(1,299)	4,640
Non-compete agreements	5 years	54	(38)	16

		408,249	(147,171)	261,078

Indefinite-lived intangibles:
Trade names	N/A	183,763	—	183,763

		$592,012	$(147,171)	$444,841

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2012:
Definite-lived intangibles:
Contractual rights and customer relationships	14.9 years	$370,527	$(124,048)	$246,479
Trade names	9.1 years	3,147	(883)	2,264
Non-compete agreements	5 years	54	(33)	21

		373,728	(124,964)	248,764

Indefinite-lived intangibles:
Trade names	N/A	183,816	—	183,816

		$557,544	$(124,964)	$432,580

The Company estimates that it will record amortization expense related to intangible assets existing as of September 30, 2013 as follows over the next five years (in millions):

Estimated amortization expense
Remainder of 2013	$8.0
2014	$29.0
2015	$26.5
2016	$25.6
2017	$24.9

3.	ACQUISITIONS

2013 Acquisitions

Children’s Choice Learning Centers, Inc.

On July 22, 2013, the Company acquired the outstanding shares of Children’s Choice Learning Centers, Inc., an operator of 49 employer-sponsored child care centers throughout the United States, for cash consideration of $54.2 million, inclusive of certain adjustments. The purchase price was financed with available cash on hand and funds available under the Company’s revolving credit facility. The Company has incurred acquisition costs of approximately $1.7 million through September 30, 2013, which are included in selling, general and administrative expenses.

The purchase price for this acquisition has been allocated based on preliminary estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

Accounts receivable	$981
Prepaids and other assets	334
Fixed assets	5,637
Intangible assets, primarily customer relationships	12,800
Goodwill	38,818

Total assets acquired	58,570

Accounts payable and accrued expenses	(3,441)
Deferred revenue and parent deposits	(885)

Total liabilities assumed	(4,326)

Purchase price	$54,244

The allocation of the purchase price consideration was based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) as the Company gathers additional information regarding the assets acquired and the liabilities assumed.

The Company recorded goodwill of $38.8 million, which will be deductible for tax purposes as permitted under federal tax rules. Goodwill related to this acquisition is reported within the full service center-based care segment.

Intangible assets of $12.8 million consist of customer relationships and trade names that will be amortized over approximately ten years.

Kidsunlimited Group Limited

On April 10, 2013, the Company entered into a share purchase agreement with Lloyds Development Capital (Holdings) Limited and Kidsunlimited Group Limited pursuant to which it acquired 100% of Kidsunlimited, an operator of 64 nurseries throughout the United Kingdom for cash consideration of $69.0 million, subject to certain adjustments. The purchase price was financed with available cash on hand. The Company has incurred acquisition costs of approximately $1.8 million through September 30, 2013, which are included in selling, general and administrative expenses.

The purchase price for this acquisition has been allocated based on preliminary estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

Cash	$4,888
Accounts receivable	1,809
Prepaids and other assets	2,509
Fixed assets	13,901
Intangible assets, primarily customer relationships	17,901
Goodwill	53,604

Total assets acquired	94,612

Accounts payable and accrued expenses	(8,173)
Unfavorable leasehold interests	(1,759)
Deferred revenue	(4,475)
Other current liabilities	(8,378)
Deferred taxes	(2,840)

Total liabilities assumed	(25,625)

Purchase price	$68,987

The allocation of the purchase price consideration was based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) as the Company gathers additional information regarding the assets acquired and the liabilities assumed.

The Company recorded goodwill of $53.6 million, which will not be deductible for tax purposes. Goodwill related to this acquisition is reported within the full service center-based care segment.

Intangible assets of $17.9 million consist of customer relationships and trade names that will be amortized over approximately eight years. A deferred tax liability of $4.1 million was recorded related to the intangible assets for which the amortization is not deductible for tax purposes.

Other Acquisitions

During the three months ended September 30, 2013, the Company also acquired two businesses for aggregate cash consideration of $7.0 million, net of cash acquired of $2.6 million. The Company recorded goodwill of $5.2 million, intangible assets of $2.9 million consisting of customer relationships, and working capital of $1.5 million in relation to these acquisitions.

2012 Acquisition

Huntyard Limited

In May 2012, the Company acquired the outstanding shares of Huntyard Limited (“Huntyard”), a company that operated 27 child care and early education centers in the United Kingdom under the name Casterbridge Early Care and Education, for cash consideration of $110.8 million. The Company also incurred acquisition costs of $0.5 million during the second and third quarters of 2012.

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

During the second quarter of 2013, the Company obtained additional information to determine the fair values of certain assets acquired and liabilities assumed as of the acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2012 comparative information resulting in an increase in goodwill of $3.9 million with a corresponding increase in deferred income taxes. There were no changes to the previously reported condensed consolidated statements of operations or condensed consolidated statements of cash flows.

Pro Forma Information

The operating results for each of the acquisitions are included in the consolidated results of operations from the date of acquisition. The following table presents consolidated pro forma information as if the acquisitions of Children’s Choice Learning Centers, Inc. and Kidsunlimited had occurred on January 1, 2012, and as if the acquisition of Huntyard had occurred on January 1, 2011 (in thousands):

	Pro forma (Unaudited)
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Revenue	$943,745	$896,609
Net (loss) income attributable to Bright Horizons Family Solutions Inc.	$(9,221)	$8,888

These acquired businesses contributed total revenues of $74.7 million in the nine months ended September 30, 2013. The Company has also determined that the presentation of net income for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition. The goodwill resulting from the 2012 and 2013 acquisitions arises largely from the synergies expected from combining the operations of the acquisitions with our existing operations.

4.	BORROWING ARRANGEMENTS

Outstanding borrowings were as follows at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Term loans	$784,075	$—
Tranche B and Series C new term loans	—	430,474
Senior subordinated notes	—	300,000
Senior notes	—	197,810

Total	784,075	928,284
Deferred financing costs and original issue discount	(18,631)	(21,641)

Total debt	765,444	906,643
Less current maturities	7,900	2,036

Long-term debt	$757,544	$904,607

On January 30, 2013, the Company entered into new $890.0 million senior secured credit facilities, which are secured by substantially all assets of the Company, to refinance all of the existing indebtedness under the senior credit facilities and the senior subordinated notes and to reflect modifications to certain provisions of the senior credit facilities. Significant terms of the refinancing are as follows:

•	$790.0 million term loan facility, with quarterly principal payments of $2.0 million, which commenced March 31, 2013, and a final payment due on January 30, 2020.

•	$100.0 million revolving credit facility with a maturity date in 2018, of which there was $20.6 million outstanding at September 30, 2013 with an effective interest rate of 5%.

•	The applicable margin percentages for the term loans are 2.0% per annum for base rate loans and 3.0% per annum for LIBOR rate loans provided that the base rate for the term loan may not be lower than 2.0% and LIBOR may not be lower than 1.0%.

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

The refinancing, which reduced the Company’s overall weighted average interest rate from approximately 8.5% as of December 31, 2012 to 4.2% as of September 30, 2013, resulted in a loss on extinguishment of debt of $63.7 million, which included the redemption premiums and the write-off of existing deferred financing costs.

The future principal payments under the new term loan at September 30, 2013 are as follows (in millions):

Remainder of 2013	$2.0
2014	7.9
2015	7.9
2016	7.9
2017	7.9
Thereafter	750.5

$784.1

The senior secured credit facilities contain certain customary affirmative covenants and other covenants that, among other things, may restrict the ability of Bright Horizons Family Solutions LLC, our indirect subsidiary, and its restricted subsidiaries, to incur certain liens, make investments, loans, advances and acquisitions, incur additional indebtedness or guarantees, pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness, engage in transactions with affiliates, sell assets, including capital stock of our subsidiaries, alter the business we conduct, enter into agreements restricting our subsidiaries’ ability to pay dividends; and consolidate or merge.

The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum senior secured first lien net leverage ratio financial maintenance covenant, to be tested only if, on the last day of each fiscal quarter, revolving loans and/or swingline loans in excess of a specified percentage of the revolving commitments on such date are outstanding under the revolving credit facility.

5.	STOCKHOLDERS’ EQUITY

On January 11, 2013, the Company effected a 1–for–1.9704 reverse split of its Class A common stock. All previously reported Class A per share and Class A share amounts in the accompanying condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split.

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

On January 30, 2013, the Company completed the Offering and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock.

The Company also authorized 25 million shares of undesignated preferred stock in 2013 for issuance, of which none was issued as of September 30, 2013.

6.	EARNINGS (LOSS) PER SHARE

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

Net income (loss) available to common shareholders includes the effects of any Class L preference amounts. Net income (loss) available to shareholders is allocated on a pro rata basis to each share as if all of the earnings for the period had been distributed. Diluted net income (loss) per share is calculated using the treasury stock method for all outstanding stock options and the as-converted method for the Class L shares.

The numerator in calculating Class L basic and diluted earnings per share represents changes in the redemption value of the Class L shares during each period.

The weighted average number of Class L shares in the Class L earnings per share calculation represents the weighted average from the beginning of the period up through the date of conversion of the Class L shares into common shares.

The weighted average number of common shares in the common diluted earnings (loss) per share calculation excludes all Class L shares and stock options outstanding during the respective periods, as they would not be dilutive. The weighted average number of Class L shares in the earnings per share calculation excludes all Class L stock options outstanding during the respective periods as they would not be dilutive. The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income (loss)—basic and diluted	$15,044	$2,446	$(11,120)	$3,988
Accretion of Class L preference	—	20,299	—	58,401
Accretion of Class L preference for vested options	—	668	—	4,660

Net income (loss) available to common shareholders	$15,044	$(18,521)	$(11,120)	$(59,073)

Allocation of net income (loss) to common stockholders—basic and diluted:
Class L	$—	$20,299	$—	$58,401
Common stock	$15,044	$(18,521)	$(11,120)	$(59,073)

Weighted average number of common shares:
Class L—basic and diluted	—	1,327,115	—	1,325,903
Common stock:
Basic	64,916,558	6,062,664	61,815,607	6,057,128
Diluted	66,831,413	6,062,664	61,815,607	6,057,128
Earnings (loss) per common share:
Class L—basic and diluted	$—	$15.30	$—	$44.05
Common stock:
Basic	$0.23	$(3.05)	$(0.18)	$(9.75)
Diluted	$0.23	$(3.05)	$(0.18)	$(9.75)

Options outstanding to purchase 0.7 million shares of common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2012, respectively, since their effect was anti-dilutive. Options outstanding to purchase 0.1 million and 4.7 million shares of common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2013, respectively, since their effect was anti-dilutive, which may be dilutive in varying amounts to future quarterly or year-to-date amounts.

7.	STOCK-BASED COMPENSATION

The Company has the 2012 Omnibus Long-Term Incentive Plan, which became effective on January 24, 2013, and allows for the issuance of equity awards with respect to up to 5 million shares of common stock, which are fully reserved for. For the nine months ended September 30, 2013, the Company granted options to purchase 406,772 shares of common stock at a weighted average price of $23.39 per share that vest over three to five years.

The weighted average fair value of options granted during the nine months ended September 30, 2013 was $9.41 per share. The fair value of each stock option to purchase common stock was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 44.2%; risk free interest rate of 0.93%; and expected life of options of 5.3 years.

The Company also had an incentive compensation plan (the “2008 Equity Incentive Plan”) which, as amended in March 2012, was authorized to issue 150,000 shares of Class L common stock and 1.5 million shares of Class A common stock. As discussed in Note 5, the Company effected a 1–for–1.9704 reverse split of its Class A common stock and therefore all previously reported options to purchase Class A shares and Class A share exercise prices in the accompanying financial statements and related notes have been retroactively adjusted to reflect the reverse stock split. No additional options will be granted under the 2008 Equity Incentive Plan. However, all outstanding options continue to be governed by their existing terms.

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

The Company recorded stock-based compensation expense of $9.5 million in selling, general and administrative expenses during the nine months ended September 30, 2013, which included approximately $5.0 million associated with options to purchase 1.3 million shares of common stock that had been issued under the 2008 Equity Incentive plan, which vested upon the effectiveness of the Offering on January 24, 2013.

At September 30, 2013, there was $7.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans, which is expected to be recognized over the remaining requisite service period.

8.	INCOME TAXES

The Company’s unrecognized tax benefits were $2.2 million at September 30, 2013 and $7.4 million at December 31, 2012. Interest and penalties related to unrecognized tax benefits were $2.3 million and $2.6 million at September 30, 2013 and December 31, 2012, respectively. The decrease in unrecognized tax benefits was primarily due to the resolution of an income tax enquiry in the United Kingdom, in the second quarter, for the period from 2009 through 2011.

The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if applicable, statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could amount to approximately $0.5 million, exclusive of interest and penalties.

As of September 30, 2013, there were not any Federal or foreign income tax audits in process. The Company’s subsidiaries have income tax audits in certain States for periods that related to 2008 up to 2011. The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, Netherlands, India, Canada, Ireland, and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to seven years.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The fair value of the Company’s financial instruments approximates their carrying value. As of September 30, 2013, the Company’s long-term debt had a book value of $784.1 million and a fair value of $782.1 million using quoted market prices and a model that considers observable inputs (level two inputs).

Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at September 30, 2013.

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

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Three months ended September 30, 2013
Revenue	$263,198	$38,648	$6,817	$308,663
Amortization of intangibles	7,442	181	76	7,699
Income from operations (1)	16,392	10,215	1,182	27,789

Three months ended September 30, 2012
Revenue	$230,046	$33,008	$4,873	$267,927
Amortization of intangibles	6,859	182	75	7,116
Income from operations (2)	16,201	8,382	772	25,355

(1)	For the quarter ended September 30, 2013, income from operations includes acquisition-related expenses of $1.7 million related to full service center-based care.
(2)	For the quarter ended September 30, 2012, income from operations includes expenses incurred in connection with the Offering completed in January 2013 in the amount of $1.0 million, allocated on a proportionate basis to each segment ($0.7 million to full service center-based care, $0.2 million to back-up dependent care, and $0.1 million to other educational services).

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Nine months ended September 30, 2013
Revenue	$775,358	$107,526	$16,715	$899,599
Amortization of intangibles	21,279	543	227	22,049
Income from operations (1)	49,326	28,609	688	78,623

Nine months ended September 30, 2012
Revenue	$689,678	$94,755	$13,079	$797,512
Amortization of intangibles	19,528	544	226	20,298
Income (loss) from operations (2)	44,108	23,591	(179)	67,520

(1)	For the nine months ended September 30, 2013, income from operations includes expenses incurred in connection with the Offering completed in January 2013, including a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC, and $5.0 million for certain stock options that vested upon completion of the Offering, allocated on a proportionate basis to each segment, and $3.5 million of acquisition-related expenses related to full-service center-based care ($13.3 million to full service center-based care, $1.9 million to back-up dependent care, and $0.8 million to other educational advisory services).
(2)	For the nine months ended September 30, 2012, income from operations includes expenses incurred in connection with the modification of stock options in the amount of $15.1 million and expenses incurred in connection with the Offering completed in January 2013 in the amount of $1.4 million, allocated on a proportionate basis to each segment ($12.2 million to full service center-based care, $3.0 million to back-up dependent care, and $1.3 million to other educational advisory services).

13.	TRANSACTIONS WITH RELATED PARTIES

The Company had a management agreement with Bain Capital Partners LLC (the “Sponsor”), which provided for annual payments of $2.5 million through May 2018. In connection with the Offering, the Company and the Sponsor terminated the management agreement in exchange for a $7.5 million payment from the Company to the Sponsor, which is included in selling, general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2013. As of September 30, 2013, investment funds affiliated with the Sponsor hold approximately 64.3% of our common stock.

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

Introduction and Overview

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of revenue for the three months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,
	2013	%	2012	%
Revenue	$308,663	100.0%	$267,927	100.0%
Cost of services (1)	240,158	77.8%	207,835	77.6%

Gross profit	68,505	22.2%	60,092	22.4%
Selling, general and administrative expenses (2)	33,017	10.7%	27,621	10.3%
Amortization	7,699	2.5%	7,116	2.6%

Income from operations	27,789	9.0%	25,355	9.5%
Net interest expense and other	(9,195)	-3.0%	(21,332)	-8.0%

Income before income tax	18,594	6.0%	4,023	1.5%
Income tax expense	(3,652)	-1.2%	(1,417)	-0.5%

Net income	$14,942	4.8%	$2,606	1.0%

Adjusted EBITDA (3)	$49,975	16.2%	$44,301	16.5%

Adjusted income from operations (3)	$29,536	9.6%	$26,355	9.8%

Adjusted net income (3)	$18,436	6.0%	$8,434	3.1%

The following table sets forth statement of operations data as a percentage of revenue for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Nine Months Ended September 30,
	2013	%	2012	%
Revenue	$899,599	100.0%	$797,512	100.0%
Cost of services (1)	689,879	76.7%	614,847	77.1%

Gross profit	209,720	23.3%	182,665	22.9%
Selling, general and administrative expenses (2)	109,048	12.1%	94,847	11.9%
Amortization	22,049	2.5%	20,298	2.5%

Income from operations	78,623	8.7%	67,520	8.5%
Loss on extinguishment of debt	(63,682)	-7.1%	—	0.0%
Net interest expense and other	(31,387)	-3.5%	(61,702)	-7.8%

(Loss) income before income tax	(16,446)	-1.9%	5,818	0.7%
Income tax benefit (expense)	5,114	0.6%	(1,536)	-0.2%

Net (loss) income	$(11,332)	-1.3%	$4,282	0.5%

Adjusted EBITDA (3)	$155,163	17.2%	$133,800	16.8%

Adjusted income from operations (3)	$95,249	10.6%	$84,037	10.5%

Adjusted net income (3)	$57,106	6.3%	$28,444	3.6%

(1)	Cost of services consists of direct expenses associated with the operation of child care centers, and direct expenses to provide back-up dependent care services, including fees to back-up care providers, and educational advisory services. Direct expenses consist primarily of salaries, taxes and benefits for personnel, food costs, program supplies and materials, parent marketing and facilities costs, which include occupancy costs and depreciation.
(2)	Selling, general and administrative (“SGA”) expenses consist primarily of salaries, payroll taxes and benefits (including stock compensation costs) for corporate, regional and business development personnel. Other overhead costs include information technology, occupancy costs for corporate and regional personnel, professional services fees, including accounting and legal services, and other general corporate expenses.
(3)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income (loss) below.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenue. Revenue increased $40.7 million, or 15.2%, to $308.7 million for the three months ended September 30, 2013 from $267.9 million for the same period in the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3% to 4%. Revenue generated by full service center-based care services in the three months ended September 30, 2013 increased by $33.2 million, or 14.4%, when compared to the same period in 2012. Our acquisitions of Kidsunlimited, an operator of 64 centers in the United Kingdom on April 10, 2013, and Children’s Choice Learning Centers, Inc. (“Children’s Choice”), an operator of 49 centers in the United States on July 22, 2013, contributed approximately $26.0 million of revenue in the three months ended September 30, 2013.

Revenue generated by back-up dependent care services in the three months ended September 30, 2013 increased by $5.6 million, or 17.1%, when compared to the same period in 2012. Additionally, revenue generated by other educational advisory services in the three months ended September 30, 2013 increased by $1.9 million, or 39.9%, when compared to the same period in 2012.

At September 30, 2013, we operated 880 child care and early education centers compared to 776 centers at September 30, 2012.

Cost of Services. Cost of services increased $32.3 million, or 15.5%, to $240.2 million for the three months ended September 30, 2013 when compared to the same period in the prior year. Cost of services in the full service center-based care services segment increased $28.3 million, or 15.3%, to $213.3 million in 2013. Personnel costs typically represent approximately 75% of total cost of services for this segment, and personnel costs increased 12.8% as a result of a 16.0% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 22.2% in connection with the enrollment growth at new and existing centers, and the incremental occupancy costs associated with centers that have been added since September 30, 2012. Cost of services in the back-up dependent care segment increased $2.7 million, or 13.5%, to $23.1 million in the three months ended September 30, 2013, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $1.3 million, or 53.5%, to $3.8 million in the three months ended September 30, 2013 due to personnel and technology costs related to the incremental sales of these services.

Gross Profit. Gross profit increased $8.4 million, or 14.0%, to $68.5 million for the three months ended September 30, 2013 when compared to the same period in the prior year, and as a percentage of revenue, was 22.2% in the three months ended September 30, 2013 compared to 22.4% in the three months ended September 30, 2012. The increase in gross profit is primarily due to contributions from new and acquired centers as well as increased enrollment in our mature and ramping P&L centers and expanded back-up services revenue with proportionately lower direct cost of services. The increase was partially offset by training and integration costs of the acquisitions completed in 2013, as well as costs associated with additional lease model centers in 2013.

Selling, General and Administrative Expenses. SGA increased $5.4 million, or 19.5%, to $33.0 million for the three months ended September 30, 2013 compared to $27.6 million for the same period in the prior year, and as a percentage of revenue increased to 10.7% from 10.3% in the same period in the prior year. Results for the third quarter of 2013 included $1.7 million of acquisition related costs while results for the third quarter of 2012 included $1.0 million of expenses associated with the initial public offering (“the Offering”). Exclusive of these expenses, SGA increased $4.7 million during the third quarter of 2013 primarily due to continued investments in technology and marketing, incremental overhead associated with the businesses acquired in 2013, an increase in compensation costs, including annual wage increases and stock-based compensation costs, as well as routine increases in SGA costs compared to the prior year.

Amortization. Amortization expense on intangible assets totaled $7.7 million for the three months ended September 30, 2013, compared to $7.1 million for the three months ended September 30, 2012, due to the acquisitions previously described.

Income from Operations. Income from operations increased by $2.4 million, or 9.6%, to $27.8 million for the three months ended September 30, 2013 when compared to the same period in 2012. Income from operations was 9.0% of revenue for the three months ended September 30, 2013, compared to 9.5% of revenue for the three months ended September 30, 2012. The increase in income from operations was due to the following:

•	In the full service center-based care segment, income from operations increased $0.2 million for the three months ended September 30, 2013. Results for the three months ended September 30, 2013 included $1.7 million of acquisition related costs. Results for the third quarter of 2012 included $0.7 million related to the Offering. Exclusive of these charges, income from operations increased $1.2 million primarily due to the tuition increases and enrollment gains over the prior year as well as contributions from new and acquired centers that have been added since September 30, 2012, partially offset by incremental overhead from acquired centers during the integration period.

•	Income from operations for the back-up dependent care segment increased $1.8 million in the three months ended September 30, 2013 due to the expanding revenue base.

•	Income from operations in the other educational advisory services segment increased $0.4 million for the three months ended September 30, 2013 compared to the same period in 2012 due to the expanding growth of the business partially offset by investments in technology.

Net Interest Expense and Other. Net interest expense and other decreased to $9.2 million for the three months ended September 30, 2013 from $21.3 million for the same period in 2012 due to the debt refinancing completed on January 30, 2013, which reduced the borrowings outstanding as well as the rate at which interest is payable.

Income Tax Expense. We recorded income tax expense of $3.7 million during the three months ended September 30, 2013 compared to an income tax expense of $1.4 million during the comparable period in the prior year. The difference between the effective income tax rate of 19.6% and the statutory rate in the third quarter of 2013 was due to the impact of permanent differences, primarily deductions allowed in foreign jurisdictions.

Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $5.7 million, or 12.8%, and $3.2 million, or 12.1%, respectively, for the three months ended September 30, 2013 over the comparable period in 2012 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers, as well as the growth in the back-up dependent care business, offset by increases in SGA spending.

Adjusted Net Income. Adjusted net income increased $10.0 million, or 118.6%, for the three months ended September 30, 2013 when compared to the comparable period in 2012 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth. Adjusted net income also increased due to the reduction in interest expense associated with the refinancing of our debt in January 2013.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenue. Revenue increased $102.1 million, or 12.8%, to $899.6 million for the nine months ended September 30, 2013 from $797.5 million for the same period in the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3% to 4%. Revenue generated by full service center-based care services in the nine months ended September 30, 2013 increased by $85.7 million, or 12.4%, when compared to the same period in 2012. Our acquisitions of Kidsunlimited on April 10, 2013, Children’s Choice on July 22, 2013, and Casterbridge Care and Education on May 23, 2012, contributed approximately $57.2 million of incremental revenue in the nine months ended September 30, 2013.

Revenue generated by back-up dependent care services in the nine months ended September 30, 2013 increased by $12.8 million, or 13.5%, when compared to the same period in 2012. Additionally, revenue generated by other educational advisory services in the nine months ended September 30, 2013 increased by $3.6 million, or 27.8%, when compared to the same period in 2012.

Cost of Services. Cost of services increased $75.0 million, or 12.2%, to $689.9 million for the nine months ended September 30, 2013 when compared to the same period in the prior year. Cost of services in the full service center-based care services segment increased $66.7 million, or 12.1%, to $618.2 million in 2013. Personnel costs typically represent approximately 75% of total cost of services for this segment, and personnel costs increased 9.9% as a result of an 11.7% increase in overall enrollment and routine wage increases associated with centers that have been added since September 30, 2012. In addition, program supplies, materials, food and facilities costs increased 18.3% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since September 30, 2012. Cost of services in the back-up dependent care segment increased $6.0 million, or 10.7%, to $62.2 million in the nine months ended September 30, 2013, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $2.3 million, or 32.5%, to $9.5 million in the nine months ended September 30, 2013 due to personnel and technology costs related to the incremental sales of these services.

Gross Profit. Gross profit increased $27.1 million, or 14.8%, to $209.7 million for the nine months ended September 30, 2013 when compared to the same period in the prior year, and as a percentage of revenue, increased to 23.3% in the nine months ended September 30, 2013 from 22.9% in the nine months ended September 30, 2012. The increase is primarily due to contributions from acquired centers, increased enrollment in our mature and ramping P&L centers and expanded back-up services revenue with proportionately lower direct cost partially offset by training and integration costs of the 2013 acquisitions as well as costs associated with additional lease model centers in 2013.

Selling, General and Administrative Expenses. SGA increased $14.2 million, or 15.0%, to $109.0 million for the nine months ended September 30, 2013 compared to $94.8 million for the same period in the prior year, and as a percentage of revenue increased to 12.1% from 11.9% in the same period in the prior year. Results for the nine months ended September 30, 2013 included a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC (“Sponsor termination fee”), a $5.0 million stock-based compensation charge for certain stock options that vested upon completion of the Offering (“performance-based stock compensation charge”), $0.6 million of costs associated with the completion of a secondary offering of common shares and $3.5 million of acquisition related costs. Results for the nine months ended September 30, 2012 included $15.1 million of incremental compensation associated with the modification of the previously existing awards and the issuance of immediately vested options and $1.4 million of expenses associated with the Offering. In addition to these items, SGA increased over the comparable period due primarily to continued investments in technology and marketing, incremental overhead related to the operations of the acquired businesses, an increase in compensation costs, including annual wage increases and stock-based compensation costs, as well as routine increases in SGA costs compared to the prior year.

Amortization. Amortization expense on intangible assets totaled $22.0 million for the nine months ended September 30, 2013, compared to $20.3 million for the nine months ended September 30, 2012 due to acquisitions previously described.

Income from Operations. Income from operations increased by $11.1 million, or 16.4%, to $78.6 million for the nine months ended September 30, 2013 when compared to the same period in 2012. Income from operations was 8.7% of revenue for the nine months ended September 30, 2013, compared to 8.5% of revenue for the nine months ended September 30, 2012. The increase was due to the following:

•	In the full service center-based care segment, income from operations increased $5.2 million for the nine months ended September 30, 2013. Results for the nine months ended September 30, 2013 included an aggregate proportionate charge of $13.9 million for the Sponsor termination fee, the performance-based stock compensation charge, costs associated with the completion of a secondary offering of our common shares and acquisition related costs. Results for the nine months ended September 30, 2012 included $12.2 million of incremental compensation costs associated with the modification of the previously existing awards and the issuance of immediately vested options as well as costs related to the Offering. Excluding the effect of these charges, income from operations increased $7.0 million in 2013 primarily due to the tuition increases and enrollment gains over the prior year as well as contributions from new and acquired centers that have been added since September 30, 2012, partially offset by incremental overhead from acquired centers during the integration period.

•	Income from operations for the back-up dependent care segment increased $5.0 million in the nine months ended September 30, 2013. Results for the nine months ended September 30, 2013 included an aggregate proportionate charge of $1.9 million for the Sponsor termination fee and the performance-based stock compensation charge. Results for the nine months ended September 30, 2012 included $3.0 million of incremental compensation associated with the modification of the previously existing awards and the issuance of immediately vested options. Excluding the effect of these charges, income from operations increased $3.9 million in 2013 due to the expanding revenue base.

•	Income from operations in the other educational advisory services segment increased $0.9 million for the nine months ended September 30, 2013 compared to the same period in 2012. Results for the nine months ended September 30, 2013 included an aggregate proportionate charge of $0.8 million for the Sponsor termination fee and the performance-based stock compensation charge. Results for the nine months ended September 30, 2012 included $1.3 million of incremental compensation associated with the modification of the previously existing awards and the issuance of immediately vested options. Excluding the effect of these charges, income from operations increased $0.4 million in 2013.

Loss on Extinguishment of Debt. In connection with the refinancing of all of our existing debt on January 30, 2013, we recorded a loss on extinguishment of debt of $63.7 million, which included the redemption premiums and the write-off of existing deferred financing costs.

Net Interest Expense and Other. Net interest expense and other decreased to $31.4 million for the nine months ended September 30, 2013 from $61.7 million for the same period in 2012 due to the debt refinancing completed on January 30, 2013, which reduced the rate at which interest is payable, and the reduction of the borrowings outstanding as a result of the use of proceeds from the Offering.

Income Tax Expense. We recorded an income tax benefit of $5.1 million during the nine months ended September 30, 2013 compared to an income tax expense of $1.5 million during the comparable period in the prior year. The difference between the effective income tax of 31.1% and the statutory rate for the nine months ended September 30, 2013 was due to the impact of permanent differences, primarily deductions allowed in foreign jurisdictions. Additionally, we recognized a previously unrecognized tax benefit of approximately $4.1 million during the nine months ended September 30, 2013 upon completion of a tax enquiry in the United Kingdom.

Adjusted EBITDA and Adjusted Income from Operations Adjusted EBITDA and adjusted income from operations increased $21.4 million, or 16.0%, and $11.2 million, or 13.3%, respectively, for the nine months ended September 30, 2013 over the comparable period in 2012 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers as well as the growth in the back-up business, offset by increases in SGA spending.

Adjusted Net Income. Adjusted net income increased $28.7 million, or 100.8%, for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth. Adjusted net income also increased due to the reduction in interest expense associated with the refinancing of our debt in January 2013.

A reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations and adjusted net income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$14,942	$2,606	$(11,332)	$4,282
Interest expense, net	9,195	21,332	31,387	61,702
Income tax expense (benefit)	3,652	1,417	(5,114)	1,536
Depreciation	11,013	8,809	31,264	24,912
Amortization (a)	7,699	7,116	22,049	20,298

EBITDA	46,501	41,280	68,254	112,730
Additional Adjustments:
Straight line rent expense (b)	504	495	1,867	1,095
Stock compensation expense (c)	1,223	901	9,528	16,700
Sponsor management fee (d)	—	625	7,674	1,875
Loss on extinguishment of debt (e)	—	—	63,682	—
Stock offering costs (f)	—	1,000	647	1,400
Acquisition-related costs (g)	1,747	—	3,511	—

Total adjustments	3,474	3,021	86,909	21,070

Adjusted EBITDA	$49,975	$44,301	$155,163	$133,800

Income from operations	$27,789	$25,355	$78,623	$67,520
Stock compensation for performance-based awards (2013) and effect of option modification (2012) (c)	—	—	4,968	15,117
Sponsor termination fee (d)	—	—	7,500	—
Stock offering costs (f)	—	1,000	647	1,400
Acquisition-related costs (g)	1,747	—	3,511	—

Adjusted income from operations	$29,536	$26,355	$95,249	$84,037

Net income (loss)	$14,942	$2,606	$(11,332)	$4,282
Income tax expense (benefit)	3,652	1,417	(5,114)	1,536

Income (loss) before tax	18,594	4,023	(16,446)	5,818
Stock compensation expense (c)	1,223	901	9,528	16,700
Sponsor management fee (d)	—	625	7,674	1,875
Amortization (a)	7,699	7,116	22,049	20,298
Loss on extinguishment of debt (e)	—	—	63,682	—
Stock offering costs (f)	—	1,000	647	1,400
Acquisition-related costs (g)	1,747	—	3,511	—

Adjusted income before tax	29,263	13,665	90,645	46,091
Income tax expense (h)	(10,827)	(5,231)	(33,539)	(17,647)

Adjusted net income	$18,436	$8,434	$57,106	$28,444

(a)	Represents amortization of intangible assets, including $15.1 million for the nine months ended September 30, 2013 and 2012 associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)	Represents rent in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases.
(c)	Represents non-cash stock-based compensation expense, including performance-based stock compensation charge.
(d)	Represents fees paid to our Sponsor under a management agreement, including the Sponsor termination fee.
(e)	Represents redemption premiums and write off of unamortized debt issue costs and original issue discount associated with indebtedness that was repaid in connection with a refinancing.
(f)	Represents costs incurred in connection with secondary offering of common stock completed in June 2013 and costs incurred in connection with initial public offering of common stock completed in January 2013, respectively.
(g)	Represents costs associated with the acquisition of businesses.
(h)	Represents income tax expense calculated on adjusted income before tax at the effective rate of 37.0% in 2013 and 38.3% in 2012.

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

Non-GAAP Earnings (Loss) per Share

On January 30, 2013, the Company completed an initial public offering (“the Offering”) and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. On January 11, 2013, the Company effected a 1–for–1.9704 reverse split of its Class A common stock. In addition, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of its Class L common stock, reclassified those shares as well as all outstanding shares of Class A common stock, into common stock. As a result of the reclassification of Class A common stock to common stock, all references to “Class A common stock” have been changed to “common stock” for all periods presented. The number of common shares used in the calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share for the three and nine months ended September 30, 2013 and 2012 give effect to the conversion of all weighted average outstanding shares of Class L common stock at the conversion factor of 35.1955 common shares for each Class L share, as if the conversion was completed at the beginning of the each year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Diluted earnings (loss) per pro forma common share:
Net income (loss) (in thousands)	$14,942	$2,606	$(11,332)	$4,282

Pro forma weighted average number of common shares—diluted:
Weighted average number of Class L shares over period in which Class L shares were outstanding (1)	—	1,327,115	1,327,115	1,325,903
Adjustment to weight Class L shares over respective period	—	—	(1,277,963)	—

Weighted average number of Class L shares over period	—	1,327,115	49,152	1,325,903
Class L conversion factor	35.1955	35.1955	35.1955	35.1955

Weighted average number of converted Class L common shares	—	46,708,476	1,729,929	46,665,819
Weighted average number of common shares	64,916,558	6,062,664	61,815,607	6,057,128

Pro forma weighted average number of common shares—basic	64,916,558	52,771,140	63,545,536	52,722,947
Incremental dilutive shares (2)	1,914,855	39,650	—	69,298

Pro forma weighted average number of common shares—diluted	66,831,413	52,810,790	63,545,536	52,792,245

Diluted earnings (loss) per pro forma common share	$0.22	$0.05	$(0.18)	$0.08

Diluted adjusted earnings per pro forma common share:
Adjusted net income (in thousands)	$18,436	$8,434	$57,106	$28,444

Pro forma weighted average number of common shares—basic	64,916,558	52,771,140	63,545,536	52,722,947
Incremental dilutive shares (2)	1,914,855	39,650	1,860,276	69,298

Pro forma weighted average number of common shares—diluted	66,831,413	52,810,790	65,405,812	52,792,245

Diluted adjusted earnings per pro forma common share	$0.28	$0.16	$0.87	$0.54

(1)	The weighted average number of Class L shares in the actual Class L earnings per share calculation for the three and nine months September 30, 2013 represents the weighted average from the beginning of the period up through the date of conversion of the Class L shares into common shares. As such, the pro forma weighted average number of common shares includes an adjustment to the weighted average number of Class L shares outstanding to reflect the length of time the Class L shares were outstanding prior to conversion relative to the respective three and nine month periods. The converted Class L shares are already included in the weighted average number of common shares outstanding for the period after their conversion.
(2)	Represents the dilutive effect of stock options using the treasury stock method. For purposes of the diluted loss per pro forma common share for the nine months ended September 30, 2013, there is no dilutive effect since there was a loss recorded during the period.

Liquidity and Capital Resources

Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity have been cash flow from operations and our revolving credit facility, which allowed for borrowings of up to $75.0 million through January 30, 2013, and $100.0 million thereafter. Borrowings outstanding and available to us under the revolving line of credit amounted to $20.6 million and $79.4 million, respectively, at September 30, 2013. There were no borrowings outstanding under the line of credit at December 31, 2012.

We had a working capital deficit of $112.8 million at September 30, 2013 from $65.9 million at December 31, 2012 primarily from using cash generated from operations to make long-term investments in acquisitions. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments.

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

As part of our growth strategy, in addition to making capital expenditures we expect to continue to make selective acquisitions, which may vary in size and which are less predictable in terms of the timing of the capital requirements. Specifically, on April 10, 2013, we acquired 100% of the shares of Kidsunlimited Group Limited for cash consideration of $68.9 million, subject to certain adjustments. Additionally, on July 22, 2013, we acquired 100% of the shares of Children’s Choice Learning Centers, Inc. for cash consideration of $54.2 million, subject to certain adjustments.

Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$121,465	$92,649

Net cash used in investing activities	$(180,548)	$(155,831)

Net cash provided by financing activities	$60,027	$77,417

Cash and cash equivalents (end of period)	$35,010	$45,057

Cash Provided by Operating Activities

Cash provided by operating activities was $121.5 million for the nine months ended September 30, 2013, compared to $92.6 million for the same period in 2012. Net income, adjusted for non-cash expenses, increased by $45.4 million from 2012 to 2013 due to increases in gross profit. Changes in working capital decreased by $16.6 million for the nine months ended September 30, 2013 over the same period in 2012 primarily due to an increase in prepaid income taxes associated with the loss on extinguishment of debt, partially offset by an increase in accrued rent and related obligations and accounts payable due to the increase in the number of centers and timing of payments.

Cash Used in Investing Activities

Cash used in investing activities was $180.5 million for the nine months ended September 30, 2013, compared to $155.8 million for the same period in 2012, and related specifically to the acquisition of Children’s Choice and Kidsunlimited, as well as fixed asset additions, including the addition of new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings.

Cash used in investing activities during the nine months ended September 30, 2012 related to the acquisition of the Casterbridge centers for $108.0 million, net of cash acquired, as well as fixed asset additions.

Cash Provided by Financing Activities

Cash provided by financing activities amounted to $60.0 million for the nine months ended September 30, 2013 compared to $77.4 million for the same period in 2012. In January 2013, we completed our Offering, including the exercise of the over-allotment, which raised $234.9 million in 2013, net of directly attributable expenses and underwriting discounts and commission, and used the net proceeds along with certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes.

Cash provided from financing activities in during the nine months ended September 30, 2012 resulted primarily from additional borrowings to finance a portion of the acquisition of the Casterbridge centers in May 2012.

Debt

Outstanding borrowings were as follows at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Term loans	$784,075	$—
Tranche B and Series C new term loans	—	430,474
Senior subordinated notes	—	300,000
Senior notes	—	197,810

Total	784,075	928,284
Deferred financing costs and original issue discount	(18,631)	(21,641)

Total debt	765,444	906,643
Less current maturities	7,900	2,036

Long-term debt	$757,544	$904,607

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

The $890.0 million senior secured credit facilities include the following terms:

•	$790.0 million secured term loan facility with a maturity date in 2020;

•	$100.0 million revolving credit facility with a maturity date in 2018, of which borrowings in the amount of $20.6 million were outstanding at September 30, 2013 at an effective interest rate of 5% and $79.4 million was available for borrowing as of that date; and

•	applicable margin percentages for the loan facilities of 2.0% per annum for base rate loans and 3.0% per annum for LIBOR rate loans provided that the base rate for the term loan may not be lower than 2.0% and LIBOR may not be lower than 1.0%.

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

The credit agreement governing the new senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2012, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. Controls and Procedures

As of September 30, 2013, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

Date:	November 7, 2013	By:	/s/ David Lissy
David Lissy
Chief Executive Officer