Form 10-K
period 2013-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2014-03-25
CIK 1437578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large accelerated Filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of Bright Horizons Family Solutions Inc. computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2013 was approximately $757.6 million.

As of March 10, 2014, there were 65,732,666 outstanding shares of the registrant’s common stock, $0.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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

Our Company

We are a leading provider of high-quality child care and early education services as well as other services designed to help employers and families better address the challenges of work and life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of December 31, 2013, we had more than 900 client relationships with employers across a diverse array of industries, including more than 130 Fortune 500 companies and more than 80 of Working Mother magazine’s 2013 “100 Best Companies for Working Mothers.” Our service offerings include:

•	Center-based full service child care and early education (representing approximately 86% of our revenue in the year ended December 31, 2013);

•	Back-up dependent care; and

•	Educational advisory services.

We believe we are a provider of choice for each of the solutions we offer. As of December 31, 2013, we operated a total of 880 child care and early education centers across a wide range of customer industries with the capacity to serve approximately 99,700 children in the United States, as well as in the United Kingdom, the Netherlands, Ireland, Canada and India. We have achieved satisfaction ratings of greater than 95% among respondents in our employer and parent satisfaction surveys over each of the past five years and an annual client retention rate of 97% for employer-sponsored centers over each of the past ten years.

We have a more than 25-year track record of providing high-quality services and a history of strong financial performance. From 2001 through 2013, we have achieved year-over-year revenue and adjusted EBITDA growth at a compound annual growth rate of 11% for revenue and 18% for adjusted EBITDA. We also achieved year-over-year net income growth at a compound annual growth rate of 23% from 2001 to 2007. In 2008 through 2010, we incurred net losses due primarily to the additional debt service obligations and amortization expense incurred in connection with our going private transaction. In 2011, 2012 and 2013, net income grew $14.8 million, $3.7 million, and $3.8 million, respectively, over the prior year to $4.8 million, $8.5 million, and $12.3 million, respectively. Our strong revenue growth has been driven by additions to our center base through organic center growth and acquisitions, expansions of our service offerings to back-up dependent care and educational advisory services, and consistent annual tuition increases. We have also increased our adjusted EBITDA margin in each year from 2001 through 2013. For the years ended December 31, 2012 and 2013, we generated revenue of $1.07 billion and $1.22 billion, net income of $8.5 million and $12.3 million, which included a loss on extinguishment of debt of $63.7 million related to our debt refinancing in January 2013, adjusted EBITDA of $180.9 million and $208.5 million, and adjusted net income of $37.8 million and $78.3 million, respectively. Additional information regarding adjusted EBITDA and adjusted net income, including a reconciliation of adjusted EBITDA and adjusted net income to net income, is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Business Models

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

Industry Overview

We compete in the global market for child care and early education services as well as the market for work/life services offered by employers as benefits to employees. Families in the United States spent approximately $43 billion on licensed group child care in 2007. The child care industry can generally be subdivided into center-based and home-based child care. We operate in the center-based market, which is highly fragmented, with over 90% of providers operating fewer than 10 centers, and the top 10 providers comprising less than 10% of the market.

The center-based child care market includes both retail and employer-sponsored centers and can be further divided into full-service centers and back-up centers. The employer-sponsored model, which has been central to our business since we were founded in 1986, is characterized by a single employer or consortium of employers entering into a long-term contract for the provision of child care at a center located at or near the employer sponsor’s worksite. The sponsor generally funds the development as well as ongoing maintenance and repair of a child care center at or near its worksite and subsidizes the provision of child care services to make them more affordable for its employees.

Additionally, we compete in the growing markets for back-up dependent care and educational advisory services, and we believe we are the largest and one of the only multi-national providers of back-up dependent care services.

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

Our History

For over 25 years, we have operated child care and early education centers for employers and working families. In 1998, we transformed our business through the merger of Bright Horizons, Inc. and Corporate Family Solutions, Inc., both then Nasdaq-listed companies that were founded in 1986 and 1987, respectively. We were listed on Nasdaq from 1998 to May 2008, when we were acquired by investment funds affiliated with Bain Capital Partners, LLC (collectively, the “Sponsor”), which we refer to as our going private transaction. Since then, we have continued to grow through challenging economic times while investing in our future. We have grown our international footprint to become a leader in the center-based child care market in the United Kingdom and have expanded into the Netherlands and India as a platform for further international expansion. In the United States, we have enhanced and grown our back-up dependent care services while adding a new educational advisory service for existing employer clients. We have invested in new technologies to better support our full suite of services and expanded our marketing efforts with additional focus on maximizing occupancy levels in centers where we can improve our economics with increased enrollment. On January 30, 2013, we completed our initial public offering (the “Offering”). Upon the completion of the initial public offering, our common stock was listed on the New York Stock Exchange under the symbol “BFAM.”

Our Competitive Strengths

Market Leading Service Provider

We believe we are the leader in the markets for employer-sponsored center-based child care and back-up dependent care, and that the breadth, depth and quality of our service offerings—developed over a successful 25-year-plus history—represent significant competitive advantages. We have approximately five times more employer-sponsored centers in the United States than our closest competitor, according to Child Care Information Exchange’s 2010 Employer Child Care Trend Report. We believe the broad geographic reach of our child care centers, with targeted clusters in areas where we believe demand is generally higher and where income demographics are attractive, provides us with an effective platform to market our services to current and new clients.

Collaborative, Long-term Relationships with Diverse Customer Base

We have more than 900 client relationships with employers across a diverse array of industries, including more than 130 of the Fortune 500 companies, with our largest client contributing less than 2% of our revenue in fiscal 2013 and our largest 10 clients representing less than 11% of our revenue in that year. Our business model places an emphasis on multi-year employer sponsorship contracts where our clients typically fund the development of new child care centers at or near to their worksites and frequently support the ongoing operations of these centers.

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

Commitment to Quality

Our business is anchored in the consistent provision of high-quality service offerings to employers and families. We have therefore designed our child care centers to meet or exceed applicable accreditation and rating standards in all of our key markets, including in the United States through the National Academy of Early Childhood Programs, a division of the National Association for the Education of Young Children (“NAEYC”), and in the United Kingdom through the ratings of the Office of Standards in Education. We believe that our voluntary commitment to achieving accreditation standards offers a competitive advantage in securing employer sponsorship opportunities and in attracting and retaining families, because an increasing number of potential and existing employer clients require adherence to accreditation criteria. In the United States, NAEYC accreditation, which is optional and can take two to three years to complete, has been achieved by fewer than 10% of child care centers as compared to more than 70% of our eligible centers.

We maintain our proprietary curriculum at the forefront of early education practices by introducing elements that respond to the changing expectations and views of society and new information and theories about the ways in which children learn and grow. We also believe that strong adult-to-child ratios are a critical factor in delivering our curriculum effectively as well as helping to facilitate more focused care. Our programs often provide adult-to-child ratios that are more stringent than many state licensing standards.

Market Leading People Practices

Our ability to deliver consistently high-quality care, education and other services is directly related to our ability to attract, retain and motivate our highly skilled workforce. We have consistently been named as a top employer by third-party sources in the United States, the United Kingdom and the Netherlands, including being named as one of the “100 Best Places to Work in America” by Fortune Magazine 15 times.

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

Capital Efficient Operating Model Provides Platform for Growth, with Attractive Economics

We have achieved uninterrupted year-over-year revenue and adjusted EBITDA growth for each of the last twelve years despite broader macro-economic fluctuations. With employer sponsors funding the majority of the capital required for new centers developed on their behalf, we have been able to grow our business with limited capital investment, which has contributed to strong cash flows from operations.

Proven Acquisition Track Record

We have an established acquisition team to pursue potential targets using a proven framework to effectively evaluate potential transactions with the goal of maximizing our return on investment while minimizing risk. Since 2006, and as of December 31, 2013, we have completed acquisitions of 237 child care centers in the United States, the United Kingdom and the Netherlands, as well as a provider of back-up dependent care services in the United States.

Our Growth Strategy

We believe that there are significant opportunities to continue to grow our business globally and expand our leadership position by continuing to execute on the following strategies:

Grow Our Client Relationships

•

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

•

Expand Relationships with Existing Employer Clients Through Additional Centers and Cross-Selling. As of December 31, 2013, we operated approximately 220 centers for more than 60 clients with multiple facilities, and we believe there is a significant opportunity to add additional employer-sponsored centers for both these and other existing clients as well as to increase the number of our clients that use more than one of our four principal service offerings.

•

Continue to Expand Through the Assumption of Management of Existing Sponsored Child Care Centers. We occasionally assume the management of existing centers from the incumbent management team, which enables us to develop new client relationships, typically with no capital investment and no purchase price payment.

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

Increase Utilization at Existing Centers

We believe that our mature P&L centers (centers that have been open for more than three years) are currently operating at utilization levels below our target run rate, in part due to a general deterioration in economic condition from 2008 to 2010. Utilization rates at our mature P&L centers stabilized in 2010 and have grown in 2011, 2012 and 2013. We expect to further close the gap between current utilization rates and our target run rate over the next few years.

Selectively Add New Lease/Consortium Centers and Expand Through Selective Acquisitions

We have typically added between six and twelve new lease/consortium centers annually for the past six years, focusing on urban or city surrounding markets where demand is generally higher and where income demographics are generally more supportive of a new center. In addition, we have a long track record of successfully completing and integrating selective acquisitions. The domestic and international markets for child care and other family support services remain highly fragmented. We will therefore continue to seek attractive opportunities both for center acquisitions and the acquisition of complementary service offerings.

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

The following table sets forth our segment information as of the dates and for the periods indicated.

	Full Service Center-Based Care Services	Back-up Dependent Care Services	Other Educational Advisory Services	Total
	(In thousands, except percentages)
Year ended December 31, 2013
Revenue	$1,049,854	$144,432	$24,490	$1,218,776
As a percentage of total revenue	86%	12%	2%	100%
Income from operations	$67,287	$39,710	$2,037	$109,034
As a percentage of total income from operations	62%	36%	2%	100%
Year ended December 31, 2012
Revenue	$922,214	$130,082	$18,642	$1,070,938
As a percentage of total revenue	86%	12%	2%	100%
Income from operations	$60,154	$33,863	$1,447	$95,464
As a percentage of total income from operations	63%	35%	2%	100%
Year ended December 31, 2011
Revenue	$844,595	$114,502	$14,604	$973,701
As a percentage of total revenue	87%	12%	1%	100%
Income (loss) from operations	$58,950	$28,669	$(783)	$86,836
As a percentage of total income (loss) from operations	68%	33%	(1)%	100%

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

Tuition paid by families varies depending on the age of the child, the available adult-to-child ratio, the geographic location and the extent to which an employer sponsor subsidizes tuition. Based on a sample of 250 of our child care and early education centers, the average tuition rate at our centers in the United States is $1,730 per month for infants (typically ages three to sixteen months), $1,535 per month for toddlers (typically ages sixteen months to three years) and $1,260 per month for preschoolers (typically ages three to five years). Tuition at most of our child care and early education centers is payable in advance and is due either monthly or weekly. In many cases, families can pay tuition through payroll deductions or through Automated Clearing House withdrawals.

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

Cost of services consists of direct expenses associated with the operation of child care and early education centers and direct expenses to provide back-up dependent care services and educational advisory services. Direct expenses consist primarily of payroll and benefits for personnel, food costs, program supplies and materials, parent marketing and facilities costs, which include depreciation. Personnel costs are the largest component of a center’s operating costs and comprise approximately 70-75% of a center’s operating expenses. In a P&L model center, we are often responsible for additional costs that are typically paid or provided directly by a client in centers operating under the cost-plus model, such as facilities costs. As a result, personnel costs in centers operating under P&L models will often represent a smaller percentage of overall costs when compared to centers operating under cost-plus models.

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

Back-up dependent care revenue is comprised of fees or subsidies paid by employer sponsors, as well as co-payments collected from users at the point of service. Cost of services consist of fees paid to providers for care delivered as part of their contractual relationships with us, personnel and related direct service costs of the contact centers and any other expenses related to the coordination or delivery of care and service. For Bright Horizons back-up centers, cost of services also includes all direct expenses associated with the operation of the centers. SGA related to back-up dependent care is similar to SGA for full-service care, with additional expenses related to the information technology necessary to operate this service, the ongoing development and maintenance of the provider network and additional personnel needed as a result of more significant client management and reporting requirements.

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

	North America	Europe	Total
	(In thousands, except percentages)
Year ended December 31, 2013
Revenue	$980,537	$238,239	$1,218,776
As a percentage of total revenue	80%	20%	100%
Long-lived assets, net	$260,483	$130,411	$390,894
As a percentage of total fixed assets, net	67%	33%	100%
Year ended December 31, 2012
Revenue	$901,210	$169,728	$1,070,938
As a percentage of total revenue	84%	16%	100%
Long-lived assets, net	$230,807	$109,569	$340,376
As a percentage of total fixed assets, net	68%	32%	100%
Year ended December 31, 2011
Revenue	$843,645	$130,056	$973,701
As a percentage of total revenue	87%	13%	100%
Long-lived assets, net	$198,468	$38,689	$237,157
As a percentage of total fixed assets, net	84%	16%	100%

Our international business primarily consists of child care centers throughout the United Kingdom and the Netherlands and is overseen by a senior vice president. In 2013, we added 148 centers worldwide, including 49 in the United States and 64 in the United Kingdom as a result of the completion of the acquisitions of Children’s Choice Learning Centers, Inc. on July 22, 2013, and Kidsunlimited Group Limited on April 10, 2013, respectively. As of December 31, 2013, we had a total of 236 centers in Europe.

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

Competition

We believe that we are a leader in the markets for employer-sponsored center-based child care and back-up dependent care and maintain approximately five times more market share in the United States than our closest competitors who provide employer-sponsored centers. The market for child care and early education services is highly fragmented, and we compete for enrollment and for sponsorship of child care and early education centers with a variety of other businesses including large residential child care companies, regional child care providers, family day care (operated out of the caregiver’s home), nannies, for-profit and not-for-profit full- and part-time nursery schools, private schools and public elementary schools, and not-for-profit and government-funded providers of center-based child care. Our principal competitors for employer-sponsored centers include Knowledge Learning Corporation, New Horizons, Childbase and Busy Bees in the United States and the United Kingdom. Competition for back-up dependent care and educational advising comes from some of these same competitors in addition to employee assistance programs, payment processors and smaller work/life companies. In addition, we compete for enrollment on a center-by-center basis with some of the providers named above, along with many local and national providers, such as Goddard Schools, Primrose Preschools, Asquith Court, Catalpa, SKON and Learning Care Group in the United States, the United Kingdom and the Netherlands.

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

Employees

As of December 31, 2013, we had approximately 25,000 employees (including part-time and substitute teachers), of whom approximately 1,300 were employed at our corporate, divisional and regional offices, and the remainders of whom were employed at our child care and early education centers. Child care and early education center employees include teachers and support personnel. The total number of employees includes approximately 5,600 employees working outside of the United States. We conduct annual surveys to assess employee satisfaction and can adjust programs, benefits offerings, trainings, communications and other support to meet employee needs and enhance retention. We have a long track record of being named a “Best Place to Work” in the United States and more recently in the United Kingdom, Ireland and the Netherlands based largely upon employee responses to surveys. We believe our relationships with our employees are good.

Facilities

Our child care and early education centers are primarily operated at work-site locations and vary in design and capacity in accordance with employer sponsor needs and state and local regulatory requirements. Our North American child care and early education centers typically have an average capacity of 127 children. Our locations in Europe and India have an average capacity of 75 children. As of December 31, 2013, our child care and early education centers had a total licensed capacity of approximately 99,700 children, with the smallest center having a capacity of 12 children and the largest having a capacity of approximately 570 children.

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

Available Information

We make available, free of charge, on our corporate website www.brighthorizons.com, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information filed with the SEC is also available at www.sec.gov. References to these websites do not constitute incorporation by reference of the information contained therein and should not be considered part of this document.

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

We have a significant amount of indebtedness. As of December 31, 2013, we had total indebtedness of $782.1 million, excluding approximately $1.1 million of undrawn letters of credit. Our high level of debt could have important consequences, including:

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

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the agreement governing our new senior secured credit facilities contains restrictions on the incurrence of additional indebtedness, those restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with those restrictions could be substantial. We may also seek to amend or refinance one or more of our debt instruments to permit us to finance our growth strategy or improve the terms of our indebtedness.

In addition, the borrowings under our new senior secured credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. Assuming all amounts under our senior secured credit facilities are fully drawn, a 100 basis point change in interest rates would result in a $8.4 million change in annual interest expense on our indebtedness under our new senior secured credit facilities (subject to our base rate and LIBOR floors, as applicable). While we may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The credit agreement governing our senior secured credit facilities contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur certain liens, make investments and acquisitions, incur or guarantee additional indebtedness, pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock, or enter into certain other types of contractual arrangements affecting our subsidiaries or indebtedness. In addition, the restrictive covenants in the new $890.0 million credit agreement governing our senior secured credit facilities require us to maintain specified financial ratios and satisfy other financial condition tests, and we expect that the agreements governing any new senior secured credit facilities will contain similar requirements to satisfy financial condition tests and, with respect to any new revolving credit facility, maintain specified financial ratios, subject to certain conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control.

A breach of the covenants under the credit agreement governing our senior secured credit facilities or the indentures that govern our notes, or any replacement facility, could result in an event of default unless we obtain a waiver to avoid such default. If we are unable to obtain a waiver, such a default may allow the creditors to accelerate the related debt and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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

If the international markets in which we compete are affected by changes in political, social, legal, economic or other factors, our business and operating results may be materially and adversely affected. As of December 31, 2013, we had 238 centers located in five foreign countries; therefore, we are subject to inherent risks attributed to operating in a global economy. Our international operations may subject us to additional risks that differ in each country in which we operate, and such risks may negatively affect our results. The factors impacting the international markets in which we operate may include changes in laws and regulations affecting the operation of child care centers, the imposition of restrictions on currency conversion or the transfer of funds or increases in the taxes paid and other changes in applicable tax laws.

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

We are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Our Sponsor continues to control a majority of the voting power of our outstanding common stock. Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements including:

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

We intend to continue to utilize these exemptions. Accordingly, we do not have a majority of independent directors, our compensation committee does not consist entirely of independent directors and the board committees are not subject to annual performance evaluations. In addition, we do not have a nominating and corporate governance committee. Accordingly, investors do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange. The Sponsor, however, is not subject to any contractual obligation to retain its controlling interest. There can be no assurance as to the period of time during which the Sponsor will maintain its ownership of our common stock.

Our stock price could be extremely volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.

Since our initial public offering in January 2013, the price of our common stock, as reported on the New York Stock Exchange, has ranged from a low of $27.50 on January 25, 2013 to a high of $40.00 on March 10, 2014. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere herein and others such as:

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

As of March 10, 2014, there were 65,732,666 shares of common stock outstanding. Approximately 65.6% of our outstanding common stock is beneficially owned by investment funds affiliated with the Sponsor and members of our management and employees.

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

In addition, we have registered shares of common stock that are reserved for issuance under our 2012 Omnibus Long-Term Incentive Plan.

Provisions in our charter documents and Delaware law may deter takeover efforts that could be beneficial to stockholder value.

In addition to the Sponsor’s beneficial ownership of a controlling percentage of our common stock, our certificate of incorporation and by-laws and Delaware law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and limitations on actions by our stockholders. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Sponsor. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.

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

We are currently controlled by the Sponsor. As of March 10, 2014, investment funds affiliated with the Sponsor beneficially owned 63.7% of our outstanding common stock. For as long as the Sponsor continues to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, it will be able to direct the election of all of the members of our board of directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, the Sponsor will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in our control and could take other actions that might be favorable to it. Even if its ownership falls below 50%, the Sponsor will continue to be able to strongly influence or effectively control our decisions.

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

We lease approximately 86,000 square feet of office space for our corporate headquarters in Watertown, Massachusetts under an operating lease that expires in 2020, with two ten-year renewal options. We also lease approximately 32,800 square feet for our contact center in Broomfield, Colorado, as well as space for regional administrative offices located in New York City; Brentwood, Tennessee; Lisle, Illinois; Irving, Texas; Rushden, London and Edinburgh in the United Kingdom; and Amsterdam, in the Netherlands.

As of December 31, 2013, we operated 880 child care and early education centers in 42 U.S. states and the District of Columbia, Puerto Rico, the United Kingdom, Canada, Ireland, the Netherlands and India, of which 75 were owned, with the remaining centers being operated under leases or operating agreements. The leases typically have initial terms ranging from 10 to 15 years with various expiration dates, often with renewal options. Certain owned properties are subject to mortgages under the terms of our senior credit agreement governing our senior credit facilities.

The following table summarizes the locations of our child care and early education centers as of December 31, 2013:

Location	Number of Centers
Alabama	3
Alaska	1
Arizona	12
California	69
Colorado	18
Connecticut	21
Delaware	6
District of Columbia	20
Florida	31
Georgia	24
Illinois	45
Indiana	9
Iowa	7
Kentucky	8
Louisiana	3
Maine	1
Maryland	13
Massachusetts	58
Michigan	13
Minnesota	9
Mississippi	1
Missouri	6
Montana	3
Nebraska	4
Nevada	8
New Hampshire	3
New Jersey	55
New Mexico	1
New York	45
North Carolina	18
Ohio	7
Oklahoma	2
Oregon	1
Pennsylvania	18
Puerto Rico	1
Rhode Island	1
South Carolina	3
South Dakota	1
Tennessee	7
Texas	31
Utah	2
Virginia	19
Washington	24
Wisconsin	10

Total US	642
Canada	2
Ireland	7
United Kingdom	201
Netherlands	27
India	1

Total number of centers	880

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

Principal Market

Our common stock has been listed on the New York Stock Exchange under the symbol “BFAM” since January 25, 2013. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
2013:
First quarter(1)	$36.26	$27.50
Second quarter	$38.39	$30.35
Third quarter	$37.40	$32.88
Fourth quarter	$37.99	$32.78

(1)	Represents the period from January 25, 2013, the date on which our common stock first began to trade on the New York Stock Exchange after pricing our initial public offering, through March 31, 2013, the end of our first quarter.

As of March 10, 2014, there were 23 holders of record of our common stock.

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

Performance Graph

The following graph compares the total return to stockholders on our common stock from January 25, 2013, the date our stock became listed on the New York Stock Exchange, through December 31, 2013, relative to the total return of the following:

•	the New York Stock Exchange Composite Index; and

•

a peer group that we selected in good faith, consisting of seven other companies in the contracted outsourced / business services sector: The Advisory Board Company, The Corporate Executive Board Company, Healthways, IHS Inc., Iron Mountain Inc., Towers Watson and Wageworks (the “Peer Group”).

The graph assumes that $100 was invested in our common stock, and in the index and peer group noted above, and that all dividends, if any, were reinvested. No dividends have been declared or paid on our common stock since January 25, 2013. The stock price performance shown in the graph is not necessarily indicative of future performance.

	January 25, 2013	December 31, 2013
Bright Horizons Family Solutions Inc.	$100.00	$129.73
NYSE Composite Index	$100.00	$119.71
Peer Group	$100.00	$136.30

Item 6.	Selected Financial Data

		Years Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except share data)
Consolidated Statement of Operations Data:
Revenue	$852,323	$878,159	$973,701	$1,070,938	$1,218,776
Cost of services	672,793	698,264	766,500	825,168	937,840

Gross profit	179,530	179,895	207,201	245,770	280,936
Selling, general and administrative expenses	82,798	83,601	92,938	123,373	141,827
Amortization of intangible assets	29,960	27,631	27,427	26,933	30,075

Income from operations	66,772	68,663	86,836	95,464	109,034
Gains from foreign currency transactions	—	—	835	—	—
Loss on extinguishment of debt (1)	—	—	—	—	(63,682)
Interest income	132	28	824	152	85
Interest expense	(83,228)	(88,999)	(82,908)	(83,864)	(40,626)

Net interest expense and other	(83,096)	(88,971)	(81,249)	(83,712)	(104,223)

Income (loss) before income taxes	(16,324)	(20,308)	5,587	11,752	4,811
Income tax benefit (expense)	6,789	10,314	(825)	(3,243)	7,533

Net (loss) income	(9,535)	(9,994)	4,762	8,509	12,344
Net income (loss) attributable to non-controlling interest	—	—	3	347	(279)

Net (loss) income attributable to Bright Horizons Family Solutions Inc.	$(9,535)	$(9,994)	$4,759	$8,162	$12,623

Accretion of Class L preference	58,559	64,712	71,568	79,211	—
Accretion of Class L preference for vested options	1,171	1,251	1,274	5,436	—

Net (loss) income available to common shareholders	$(69,265)	$(75,957)	$(68,083)	$(76,485)	$12,623

Allocation of net income (loss) to common stockholders—basic and diluted:
Class L	$58,559	$64,712	$71,568	$79,211	$—
Common	$(69,265)	$(75,957)	$(68,083)	$(76,485)	$12,623
Earnings (loss) per share:
Class L—basic and diluted	$44.52	$49.21	$54.33	$59.73	$—
Common—basic	$(11.53)	$(12.64)	$(11.32)	$(12.62)	$0.20
Common—diluted	$(11.53)	$(12.64)	$(11.32)	$(12.62)	$0.20
Weighted average shares outstanding: (2)
Class L—basic and diluted	1,315,267	1,315,153	1,317,273	1,326,206	—
Common—basic	6,007,482	6,006,960	6,016,733	6,058,512	62,659,264
Common—diluted	6,007,482	6,006,960	6,016,733	6,058,512	64,509,036
Consolidated Balance Sheet Data (at period end):
Total cash and cash equivalents	$14,360	$15,438	$30,448	$34,109	$29,585
Total assets	1,732,724	1,721,692	1,771,164	1,916,108	2,102,670
Total liabilities, excluding debt	364,352	362,034	389,986	401,125	449,310
Total debt, including current maturities	794,881	795,458	799,257	906,643	764,223
Total redeemable non-controlling interest	—	—	15,527	8,126	—
Class L common stock	633,452	699,533	772,422	854,101	—
Total stockholders’ equity (deficit)	(59,961)	(135,333)	(206,028)	(253,887)	889,137

(1)	The Company recognized a loss on the extinguishment of debt in the year ended December 31, 2013 in relation to its debt refinancing on January 30, 2013.

(2)	On January 11, 2013, we effected a 1–for–1.9704 reverse split of our Class A common stock. All previously reported Class A per share and Class A share amounts in the table above and in the consolidated financial statements included elsewhere herein have been retroactively adjusted to reflect the reverse stock split. In addition, we converted each share of our Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of our Class L common stock, reclassified the Class A common stock into common stock, which was recorded in the first quarter of 2013. These two events are collectively referred to herein as the “Reclassification.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of high-quality child care and early education as well as other services that are designed to help employers and families better address the challenges of work and life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions as part of their employee benefits packages to improve their employee engagement, productivity, recruitment and retention. As of December 31, 2013, we had more than 900 client relationships with employers across a diverse array of industries, including more than 130 Fortune 500 companies and more than 80 of Working Mother magazine’s 2013 “100 Best Companies for Working Mothers.”

At December 31, 2013, we operated 880 child care and early education centers, consisting of 644 centers in North America and 236 centers in Europe and India. We have the capacity to serve approximately 99,700 children in 42 states, the District of Columbia, the United Kingdom, Puerto Rico, Canada, Ireland, the Netherlands and India. We seek to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence. Our North American child care and early education centers have an average capacity of 127 children per location, while the centers in Europe and India have an average capacity of 75 children per location.

We operate centers for a diverse group of clients. At December 31, 2013, we managed child care centers on behalf of single employers in the following industries and also manage lease/consortium locations in approximately the following proportions:

	Percentage of Centers
Classification	North America	Europe
Single employer locations:
Consumer	7.5%	2.5%
Financial Services	10.0	2.5
Government	10.0	7.5
Higher Education	7.5	5.0
Healthcare and Pharmaceuticals	20.0	5.0
Industrial/Manufacturing	2.5	2.5
Professional Services and Other	7.5	—
Technology	5.0	—

	70.0	25.0
Lease/consortium locations	30.0	75.0

	100.0%	100.0%

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

Center Models

We operate our centers under two principal business models, which we refer to as profit & loss (“P&L”) and cost-plus. Approximately 75% of our centers operate under the P&L model. Under this model, we retain financial risk for child care and early education centers and are therefore subject to variability in financial performance due to fluctuation in enrollment levels. The P&L model is further classified into two subcategories: (i) the sponsor model and (ii) the lease/consortium model. Under the sponsor model, we provide child care and early education services on a priority enrollment basis for employees of an employer sponsor, and the employer sponsor generally pays facility, pre-opening and start-up capital equipment and maintenance costs. Our operating contracts typically have initial terms ranging from three to ten years. Under the lease/consortium model, the child care center is typically located in an office building or office park in a property that we lease, and we provide these services to the employees of multiple employers. We typically negotiate initial lease terms of 10 to 15 years for these centers, often with renewal options.

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

Approximately 25% of our centers operate under the cost-plus business model. Under this model, we receive a management fee from the employer sponsor and an additional operating subsidy from the employer to supplement tuition paid by parents of children in the center. Under this model, the employer sponsor typically pays facility, pre-opening and start-up capital equipment and maintenance costs, and the center is profitable from the outset. Our cost-plus contracts typically have initial terms ranging from three to five years. For additional information about the way we operate our centers, see “Business—Our Business Models.”

Performance and Growth Factors

We believe that 2013 was a successful year for the Company. We grew our income from operations by 14.2%, from $95.5 million to $109.0 million. In addition, we added 148 child care and early education centers with a total capacity of approximately 16,300 children, including 113 centers through the acquisitions of Kidsunlimited and Children’s Choice. In 2013, we closed 33 centers, resulting in a net increase of 115 centers for the year. We expect to add approximately 30-35 net new centers in 2014.

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

Cost Factors

Our most significant expense is cost of services. Cost of services consists of direct expenses associated with the operation of our centers, direct expenses to provide back-up dependent care services (including fees to back-up dependent care providers) and direct expenses to provide educational advisory services. Direct expenses consist primarily of staff salaries, taxes and benefits, food costs, program supplies and materials, parent marketing and facilities costs, including occupancy costs and depreciation. Personnel costs are the largest component of a center’s operating costs, and, on a weighted average basis, comprise approximately 70-75% of a center’s operating expenses. We are typically responsible for additional costs in a P&L model center as compared to a cost-plus model center. As a result, personnel costs in centers operating under the P&L model will typically represent a smaller proportion of overall costs when compared to the centers operating under the cost-plus model.

We are highly leveraged. As of December 31, 2013, our consolidated total debt was $764.2 million. In connection with the refinancing of our debt in January 2013, we have reduced our annual interest payments from $52.0 million in 2012 to $34.9 million in 2013, but historically, a large portion of our cash flows from operations has been used to make interest payments on our indebtedness.

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

The following table sets forth statement of operations data as a percentage of revenue for the three years ended December 31, 2013, (in thousands, except percentages).

	Years Ended December 31,
	2013		2012		2011
Revenue	$1,218,776	100.0%	$1,070,938	100.0%	$973,701	100.0%
Cost of services (1)	937,840	76.9%	825,168	77.1%	766,500	78.7%

Gross profit	280,936	23.1%	245,770	22.9%	207,201	21.3%
Selling, general and administrative expenses (2)	141,827	11.6%	123,373	11.5%	92,938	9.5%
Amortization of intangible assets	30,075	2.5%	26,933	2.5%	27,427	2.9%

Income from operations	109,034	9.0%	95,464	8.9%	86,836	8.9%
Loss on extinguishment of debt	(63,682)	(5.2)%	—	—	—	—
Net interest expense and other	(40,541)	(3.4)%	(83,712)	(7.8)%	(81,249)	(8.3)%

Income before tax	4,811	0.4%	11,752	1.1%	5,587	0.6%
Income tax benefit (expense)	7,533	0.6%	(3,243)	(0.3)%	(825)	(0.1)%

Net income	$12,344	1.0%	$8,509	0.8%	$4,762	0.5%

Adjusted EBITDA (3)	$208,541	17.1%	$180,851	16.9%	$148,519	15.3%

Adjusted income from operations (3)	$126,850	10.4%	$112,482	10.5%	$86,836	8.9%

Adjusted net income (3)	$78,260	6.4%	$37,807	3.5%	$23,413	2.4%

(1)	Cost of services consists of direct expenses associated with the operation of child care centers, and direct expenses to provide back-up dependent care services, including fees to back-up care providers, and educational advisory services. Direct expenses consist primarily of salaries, taxes and benefits for personnel, food costs, program supplies and materials, parent marketing and facilities costs, which include occupancy costs and depreciation.
(2)	Selling, general and administrative (“SGA”) expenses consist primarily of salaries, payroll taxes and benefits (including stock compensation costs) for corporate, regional and business development personnel. Other overhead costs include information technology, occupancy costs for corporate and regional personnel, professional services fees, including accounting and legal services, and other general corporate expenses.
(3)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income below.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenue. Revenue increased $147.8 million, or 13.8%, to $1.2 billion for the year ended December 31, 2013 from $1.07 billion for the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3% to 4%. Revenue generated by full service center-based care services for the year ended December 31, 2013 increased by $127.6 million, or 13.8%, when compared to the prior year. Our acquisitions of Kidsunlimited, an operator of 64 centers in the United Kingdom on April 10, 2013, Children’s Choice Learning Centers, Inc. (“Children’s Choice”), an operator of 49 centers in the United States on July 22, 2013, and Casterbridge Early Care and Education, an operator of 27 centers on May 23, 2012, contributed approximately $86.9 million of incremental revenue in the year ended December 31, 2013.

Revenue generated by back-up dependent care services in the year ended December 31, 2013 increased by $14.4 million, or 11.0%, when compared to the prior year. Additionally, revenue generated by other educational advisory services in the year ended December 31, 2013 increased by $5.8 million, or 31.4%, when compared to the prior year.

Cost of Services. Cost of services increased $112.7 million, or 13.7%, to $937.8 million for the year ended December 31, 2013 when compared to the prior year. Cost of services in the full service center-based care services segment increased $100.8 million, or 13.6%, to $841.3 million in 2013. Personnel costs typically represent approximately 70-75% of total cost of services for this segment, and personnel costs increased 11.2% as a result of a 14.1% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 20.6% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since December 31, 2012. Cost of services in the back-up dependent care segment increased $8.0 million, or 10.7%, to $82.9 million for the year ended December 31, 2013, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $3.9 million, or 40.4%, to $13.6 million for the year ended December 31, 2013 due to personnel and technology costs related to the incremental sales of these services.

Gross Profit. Gross profit increased $35.2 million, or 14.3%, to $280.9 million for the year ended December 31, 2013 when compared to the prior year, and as a percentage of revenue, increased to 23.1% for the year ended December 31, 2013 from 22.9% in the prior year. The increase is primarily due to contributions from acquired centers, increased enrollment in our mature and ramping P&L centers and expanded back-up services revenue with proportionately lower direct cost partially offset by training and integration costs of the 2013 acquisitions as well as costs associated with additional lease model centers in 2013.

Selling, General and Administrative Expenses. SGA increased $18.5 million, or 15.0%, to $141.8 million for the year ended December 31, 2013 compared to $123.4 million for the prior year, and as a percentage of revenue increased to 11.6% from 11.5% in the prior year. Results for the year ended December 31, 2013 included a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC (“Sponsor termination fee”), a $5.0 million stock-based compensation charge for certain stock options that vested upon completion of the Offering (“performance-based stock compensation charge”), $1.3 million of costs associated with secondary offerings of common shares and $4.0 million of acquisition related costs. Results for the year ended December 31, 2012 included $15.2 million of incremental compensation associated with the modification of the previously existing awards and the issuance of immediately vested options and $1.8 million of expenses associated with the Offering and refinancing. In addition to these items, SGA increased over the comparable period due primarily to continued investments in technology and marketing, incremental overhead related to the operations of the acquired businesses, an increase in compensation costs, including annual wage increases and stock-based compensation costs, as well as routine increases in SGA costs compared to the prior year.

Amortization of Intangible Assets. Amortization expense on intangible assets totaled $30.1 million for the year ended December 31, 2013, compared to $26.9 million for the prior year due to acquisitions previously described. We do not expect any significant change in amortization expense in 2014.

Income from Operations. Income from operations increased by $13.6 million, or 14.2%, to $109.0 million for the year ended December 31, 2013 when compared to 2012. Income from operations was consistent at 9.0% of revenue for the year ended December 31, 2013, compared to the prior year.

•

In the full service center-based care segment, income from operations increased $7.1 million for the year ended December 31, 2013. Results for the year ended December 31, 2013 included a proportionate charge for the Sponsor termination fee, the performance-based stock compensation charge, costs associated with the secondary offerings of common shares and acquisition related costs, which aggregated to $15.1 million. Results for the year ended December 31, 2012 included $12.6 million of incremental compensation costs associated with the modification of the previously existing awards and the issuance of immediately vested options as well as costs related to the Offering. In addition to these items, income from operations increased over the comparable period of 2012 primarily due to the tuition increases and enrollment gains over the prior year as well as contributions from new and acquired centers that have been added in 2013 partially offset by incremental overhead from acquired centers during the integration period.

•

Income from operations for the back-up dependent care segment increased $5.9 million for the year ended December 31, 2013. Results for the year ended December 31, 2013 included an aggregate proportionate charge of $1.9 million for the Sponsor termination fee and the performance-based stock compensation charge. Results for the year ended December 31, 2012 included $3.1 million of incremental compensation associated with the modification of the previously existing awards and the issuance of immediately vested options as well as costs related to the Offering.

•

Income from operations in the other educational advisory services segment increased $0.6 million for the year ended December 31, 2013 compared to the same period in 2012. Results for the year ended December 31, 2013 included an aggregate proportionate charge of $0.8 million for the Sponsor termination fee and the performance-based stock compensation charge. Results for the year ended December 31, 2012 included $1.3 million of incremental compensation associated with the modification of the previously existing awards and the issuance of immediately vested options as well as costs related to the Offering.

Loss on Extinguishment of Debt. In connection with the refinancing of all of our existing debt on January 30, 2013, we recorded a loss on extinguishment of debt of $63.7 million, which included the redemption premiums and the write-off of existing deferred financing costs.

On January 30, 2013, we completed a refinancing of our existing debt with $890.0 million senior secured credit facilities which included a $790.0 million senior secured term loan facility and a $100.0 million revolving credit facility. We used the net proceeds of our initial public offering and certain proceeds from the issuance of the $790.0 million secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million secured term loan to repay all of the existing indebtedness under the senior subordinated notes as well as existing indebtedness outstanding under the term loans. Accordingly, we recognized a loss on extinguishment of debt of $63.7 million, including redemption premiums on the senior notes, the senior subordinated notes and the Series C new term loans, and the write-off of deferred financing costs associated with this indebtedness, in the first quarter of 2013.

Net Interest Expense and Other. Net interest expense and other decreased to $40.5 million for the year ended December 31, 2013 from $83.7 million in 2012 due to the debt refinancing completed on January 30, 2013, which reduced the rate at which interest is payable, and also reduced total borrowings outstanding.

Income Tax Expense. We recorded an income tax benefit of $7.5 million during the year ended December 31, 2013, compared to an income tax expense of $3.2 million during the prior year. The difference between the effective income tax and the statutory rate for 2013 was due primarily to the recognition of unrecognized tax benefits of approximately $5.3 million upon completion of a tax enquiry in the United

Kingdom in the second quarter of 2013 and lapse of statute of limitations in certain jurisdictions in the fourth quarter of 2013, recognition of tax credit due to law change, and decrease in the applicable tax rate in the United Kingdom.

Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $27.7 million, or 15.3%, and $14.4 million, or 12.8%, respectively, for the year ended December 31, 2013 over 2012 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers as well as the growth in the back-up business, offset by increases in SGA spending.

Adjusted Net Income. Adjusted net income increased $40.5 million, or 107.0%, for the year ended December 31, 2013 when compared to 2012 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth. Adjusted net income also increased due to the reduction in interest expense associated with the refinancing of our debt in January 2013.

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

Amortization of Intangible Assets. Amortization expense on intangible assets totaled $26.9 million for the year ended December 31, 2012, compared to $27.4 million for the year ended December 31, 2011. The decrease relates to certain intangible assets becoming fully amortized, partially offset by additional amortization for acquisitions completed in 2012.

Income from Operations. Income from operations increased by $8.6 million, or 9.9%, to $95.5 million for the year ended December 31, 2012 when compared to the same period in 2011. Income from operations was 8.9% of revenue for the year ended December 31, 2012, consistent with the prior year.

In the full service center-based care segment, income from operations increased $1.2 million for the year ended December 31, 2012, including a proportionate share of the incremental stock compensation expense of approximately $11.2 million that was included in SGA in the year ended December 31, 2012. The increase in 2012 reflects price increases and enrollment gains over the prior year as well as contributions from new centers that have been added in 2012.

The back-up dependent care segment added $5.2 million in the year ended December 31, 2012, including the proportionate share of the incremental stock compensation for this segment of $2.8 million. The back-up dependent care segment increased income from operations in the year ended December 31, 2012 due to the expanding revenue base and efficiencies of service delivery across a wider revenue base.

Income from operations in the other educational advisory services segment increased $2.2 million for the year ended December 31, 2012 compared to the same period in 2011, including a proportionate share of the incremental stock compensation for this segment of $1.2 million. This increase reflects the higher sales volume in the 2012 period.

Net Interest Expense and Other. At December 31, 2012, we had total borrowings outstanding of $928.3 million of term loans, senior subordinated notes and senior notes, including $85.0 million term loan used in May 2012 in connection with the Casterbridge acquisition, and we had access to an additional $75.0 million revolving line of credit. Interest expense for the year ended December 31, 2012 totaled $83.9 million compared to $82.9 million for the same period in 2011. The increase in interest expense is primarily related to the additional borrowings in May 2012, offset by a reduction in the interest rate attributable to the term loans as a result of the expiration of the interest rate floors on our Base and Euro rates on May 28, 2011.

Income Tax Expense. We had income tax expense of $3.2 million for the year ended December 31, 2012 on pre-tax income of $11.8 million, or a 27.6% effective rate, which includes the benefit of permanent items, a reduction to the statutory tax rate in the United Kingdom and a decrease to the reserves for uncertain tax positions. Income tax expense of $0.8 million in 2011, or an effective tax rate of 14.8%, was lower due primarily to the reversal of a valuation allowance in the United Kingdom.

Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $32.3 million, or 21.8%, and $25.6 million, or 29.5%, respectively, for the year ended December 31, 2012 when compared to the prior year primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers as well as the growth in the back-up business, offset by increases in SGA spending.

Adjusted Net Income. Adjusted net income increased $14.4 million, or 61.5%, for the year ended December 31, 2012 when compared to the prior year primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth.

A reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations and adjusted net income are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
		(In thousands)
Net income	$12,344	$8,509	$4,762
Interest expense, net	40,541	83,712	82,084
Income tax (benefit) expense	(7,533)	3,243	825
Depreciation	42,733	34,415	28,024
Amortization of intangible assets(a)	30,075	26,933	27,427

EBITDA	118,160	156,812	143,122
Additional adjustments:
Loss on extinguishment of debt(b)	63,682	—	—
Straight-line rent expense(c)	2,985	2,142	1,739
Stock compensation expense(d)	10,692	17,596	1,158
Sponsor management fee(e)	7,674	2,500	2,500
Expenses related to the initial and secondary public offerings and refinancing	1,336	1,801	—
Acquisition-related costs (f)	4,012	—	—

Total adjustments	90,381	24,039	5,397

Adjusted EBITDA	$208,541	$180,851	$148,519

Income from operations	$109,034	$95,464	$86,836
Stock compensation expense for performance-based awards (2013) and effect of option modification (2012)(d)	4,968	15,217	—
Sponsor termination fee(e)	7,500	—	—
Expenses related to the initial and secondary public offerings and refinancing	1,336	1,801	—
Acquisition-related costs(f)	4,012	—	—

Adjusted income from operations	$126,850	$112,482	$86,836

Net income	$12,344	$8,509	$4,762
Income tax (benefit) expense	(7,533)	3,243	825

Income before tax	4,811	11,752	5,587
Stock compensation expense(d)	10,692	17,596	1,158
Sponsor management fee(e)	7,674	2,500	2,500
Amortization of intangible assets(a)	30,075	26,933	27,427
Expenses related to initial and secondary public offerings and refinancing	1,336	1,801	—
Acquisition-related costs(f)	4,012	—	—
Loss on extinguishment of debt(b)	63,682	—	—

Adjusted income before tax	122,282	60,582	36,672
Adjusted income tax expense(g)	(44,022)	(22,775)	(13,259)

Adjusted net income	$78,260	$37,807	$23,413

(a)	Represents amortization of intangible assets, including $20.1 million in 2013, 2012 and 2011 associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)	Represents redemption premiums and write off of unamortized debt issue costs and original issue discount associated with indebtedness that was repaid in connection with a refinancing.

(c)	Represents rent in excess of cash paid for rent, recognized on a straight line basis over the lease life in accordance with ASC Topic 840, Leases.
(d)	Represents non-cash stock-based compensation expense, including performance-based stock compensation expense.
(e)	Represents fees paid to our Sponsor under a management agreement, including the Sponsor termination fee.
(f)	Represents costs associated with the acquisition of businesses.
(g)	Represents income tax expense using the estimated rate that would have been in effect after considering the adjustments, which was between approximately 36% and 38% for the years ended December 31, 2011, 2012 and 2013.

Adjusted EBITDA, adjusted income from operations and adjusted net income are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, and adjusted net income may differ from similar measures reported by other companies. We believe that adjusted EBITDA, adjusted income from operations and adjusted net income provide investors with useful information with respect to our historical operations. We present adjusted EBITDA, adjusted income from operations and adjusted net income as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock compensation expense, and the effect of fees associated with our Sponsor management agreement, which was terminated in connection with the completion of our Offering on January 30, 2013, as well as the expenses related to the acquisition of businesses. In addition, adjusted income from operations and adjusted net income allow us to assess our performance without the impact of the specifically identified items that we believe does not directly reflect our core operations. These measures also function as benchmarks to evaluate our operating performance. Adjusted EBITDA, adjusted income from operations and adjusted net income are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. The Company understands that although adjusted EBITDA, adjusted income from operations and adjusted net income are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Non-GAAP Earnings per Share

On January 30, 2013, the Company completed an initial public offering (“the Offering”) and, after the exercise of the underwriters’ overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. On January 11, 2013, the Company effected a 1–for–1.9704 reverse split of its Class A common stock. In addition, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of its Class L common stock, reclassified those shares as well as all outstanding shares of Class A common stock, into common stock. As a result of the reclassification of Class A common stock to common stock, all references to “Class A common stock” have been changed to “common stock” for all periods presented. The number of common shares used in the calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share for the years ended December 31, 2013, 2012 and 2011 give effect to the conversion of all weighted average outstanding shares of Class L common stock at the conversion factor of 35.1955 common shares for each Class L share, as if the conversion was completed at the beginning of the each year.

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

Diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share are not presentations made in accordance with GAAP, and our use of the terms diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share may vary from similar measures reported by others in our industry due to the potential differences in the method of calculation. Diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share should not be considered as alternatives to earnings per share derived in accordance with GAAP. Diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share have important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, we rely primarily on our GAAP results. However, we believe that presenting diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share is appropriate to provide additional information to investors to compare our performance prior to and after the completion of our initial public offering and related conversion of Class L shares into common as well as to provide investors with useful information regarding our historical operating results. The following table sets forth the computation of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share:

	2013	2012	2011
	(In thousands, except share data)
Diluted earnings per pro forma common share:
Net income	$12,344	$8,509	$4,762
Pro forma weighted average number of common shares—diluted:
Weighted average number of Class L shares over period in which Class L shares were outstanding (1)	1,327,115	1,326,206	1,317,273
Adjustment to weight Class L shares over respective period	(1,290,251)	—	—

Weighted average number of Class L shares over period	36,864	1,326,206	1,317,273
Class L conversion factor	35.1955	35.1955	35.1955

Weighted average number of converted Class L common shares	1,297,479	46,676,483	46,362,082
Weighted average number of common shares	62,659,264	6,058,512	6,016,733

Pro forma weighted average number of common shares—basic	63,956,743	52,734,995	52,378,815
Incremental dilutive shares—stock options using treasury stock method	1,849,772	256,418	—

Pro forma weighted average number of common shares—diluted	65,806,515	52,991,413	52,378,815

Diluted earnings per pro forma common share	$0.19	$0.16	$0.09

Diluted adjusted earnings per pro forma common share:
Adjusted net income	$78,260	$37,807	$23,413

Pro forma weighted average number of common shares—diluted	65,806,515	52,991,413	52,378,815

Diluted adjusted earnings per pro forma common share	$1.19	$0.71	$0.45

(1)	The weighted average number of Class L shares in the actual Class L earnings per share calculation for the year ended December 31, 2013 represents the weighted average from the beginning of the period up through the date of conversion of the Class L shares into common shares. As such, the pro forma weighted average number of common shares includes an adjustment to the weighted average number of Class L shares outstanding to reflect the length of time the Class L shares were outstanding prior to conversion relative to the respective years. The converted Class L shares are already included in the weighted average number of common shares outstanding for the period after their conversion.

Liquidity and Capital Resources

Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility, which increased from $75 million at December 31, 2012 to $100 million at December 31, 2013. No amounts were outstanding at December 31, 2013 or 2012 under the revolving credit facility.

We had a working capital deficit of $89.9 million and $65.9 million at December 31, 2013 and 2012, respectively. Our working capital deficit has arisen from cash generated from operations being used to make long-term investments in fixed assets and acquisitions. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments.

On January 30, 2013, we completed our initial public offering, raising $233.3 million, net of expenses, underwriting discounts and commissions, including the exercise of the underwriters’ overallotment option which was completed on February 21, 2013. We used the net proceeds of our Offering and certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes. The $790.0 million senior secured term loan has a maturity date in 2020 and is part of an $890.0 million senior credit facility, which includes a $100.0 million revolving credit facility due 2018.

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

Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$159,679	$106,982	$133,570

Net cash used in investing activities	$(201,132)	$(180,890)	$(94,992)

Net cash provided by (used in) financing activities	$36,761	$77,205	$(23,281)

Cash and cash equivalents (end of period)	$29,585	$34,109	$30,448

Cash Provided by Operating Activities

Cash provided by operating activities was $159.7 million for the year ended December 31, 2013, compared to $107.0 million in 2012. Net income, adjusted for non-cash expenses, increased by $44.9 million from 2012 to 2013 due to the increase in gross margin and the impact of new and acquired centers. The impact of changes in working capital during 2013 was to increase operating cash flows by $7.9 million, which reflected increases in deferred revenue and deferred rent due to growth in the overall business. These increases were offset by an increase in accounts receivable due to expansion in the business and a decrease in income taxes payable due to the timing of payments. The impact of changes in working capital was minimal in 2012.

Cash provided by operating activities was $107.0 million for the year ended December 31, 2012, compared to $133.6 million in 2011. Net income, adjusted for non-cash expenses, increased by $24.0 million from 2011 to 2012, due to continued increases in gross margins and the impact of new and acquired centers. Working capital was relatively unchanged in 2012, but contributed $50.6 million to 2011 operating cash flows due to the income tax refunds totaling $25.0 million in 2011 compared to $2.1 million of refunds in 2012, and the timing of payments of accounts payable.

We expect to generate a similar level of cash from operations in 2014 as we generated in 2013.

Cash Used in Investing Activities

Cash used in investing activities was $201.1 million for the year ended December 31, 2013 compared to $180.9 million for the same period in 2012 and related primarily to the acquisitions of Children’s Choice and Kidsunlimited, as well as fixed asset additions, including the addition of new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology and equipment. The increase in cash used in investing activities in 2013 over 2012 was due primarily to the acquisition of the Children’s Choice and Kidsunlimited centers compared to the acquisition of the Casterbridge centers in 2012. The investment in fixed asset additions in 2013 was relatively consistent with 2012.

Cash used in investing activities was $180.9 million for the year ended December 31, 2012 compared to $95.0 million for the same period in 2011. Fixed asset additions totaled $69.1 million for the year ended December 31, 2012, and related to new child care and early education centers and investments in existing child care and early education centers and in our information technology infrastructure. Cash paid for acquisitions in the year ended December 31, 2012 totaled $111.8 million, related to the acquisition of 27 Casterbridge centers on May 23, 2012 for $107.0 million, net of cash acquired.

We estimate that we will spend approximately $75 to $80 million in 2014 on fixed asset additions related to new child care centers, maintenance and refurbishments in our existing centers and continued investments in technology and equipment. As part of our growth strategy, we also expect to continue to make selective acquisitions, which may vary in size and which are less predictable in terms of the timing of the capital requirements.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities amounted to $36.8 million for the year ended December 31, 2013 compared to cash provided by financing activities of $77.2 million in 2012. The decrease in the cash provided by financing activities was due primarily to our debt refinancing after the completion of our Offering in 2013 compared to incremental borrowings in 2012. In January 2013, we raised $233.3 million, net of directly attributable expenses and underwriting discounts and commission, in our initial public offering, and used the net proceeds along with certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes. We also received proceeds of $11.0 million from the exercise of stock options and recorded a related tax benefit of $5.9 million in 2013. We also made debt repayments of $7.9 million in 2013 compared to $5.5 million in 2012.

Cash provided by financing activities amounted to $77.2 million for the year ended December 31, 2012 compared to cash used in financing activities of $23.3 million in 2011. The increase in 2012 was due primarily to borrowings of $82.3 million, net of financing fees and discounts, for our Series C new term loans, which was included as an amendment to our senior debt in May 2012 for the Casterbridge acquisition. We also received proceeds of $2.1 million from the exercise of stock options and recorded a related tax benefit of $3.4 million for the year ended December 31, 2012. These increases were partially offset by the repurchase of $5.1 million worth of our common stock. We also made debt repayments of $5.5 million in 2012 and $23.4 million in 2011, including net repayments on our revolving credit facility of $18.5 million in 2011.

Debt

Outstanding borrowings were as follows at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Term loans	$782,100	$—
Tranche B and Series C new term loans	—	430,474
Senior subordinated notes	—	300,000
Senior notes	—	197,810

Total	782,100	928,284
Deferred financing costs and original issue discount	(17,877)	(21,641)

Total debt	764,223	906,643
Less current maturities	7,900	2,036

Long-term debt	$756,323	$904,607

The $890.0 million senior secured credit facilities include the following terms:

•	$790.0 million secured term loan facility with a maturity date in 2020;

•

$100.0 million revolving credit facility with a maturity date in 2018, of which there were no borrowings outstanding at December 31, 2013, and the entire amount was available for borrowings at that date.

•

applicable margin percentages for the loan facilities of 2.0% per annum for base rate loans and 3.0% per annum for LIBOR rate loans provided that the base rate for the term loan may not be lower than 2.0% and LIBOR may not be lower than 1.0%.

Principal payments of $2.0 million are due quarterly and commenced March 31, 2013, with the remaining principal balance due on January 30, 2020.

The agreement governing our new senior secured credit facilities contains a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, our wholly-owned subsidiary, and its restricted subsidiaries to:

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

The credit agreement governing the new senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at December 31, 2013.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt (1)	$7,900	$7,900	$7,900	$7,900	$7,900	$742,600	$782,100
Interest on long-term debt (2)	31,666	31,350	31,034	30,718	30,027	32,035	186,830
Operating leases	77,719	75,351	69,870	63,192	58,015	327,117	671,264

Total	$117,285	$114,601	$108,804	$101,810	$95,942	$1,101,752	$1,640,194

(1)	Scheduled principal payments on our long-term debt.
(2)	Interest on the outstanding principal balance of long-term debt calculated using the weighted average interest rate for the year ended December 31, 2013 of 4.1%, including commitment fees on the unused line of credit.
*	We are unable to estimate the timing of potential future payments related to our accrual for uncertain tax positions in the amount of $2.0 million, exclusive of penalties and interest, at December 31, 2013.

Overdraft Facility

Our wholly-owned subsidiary in the Netherlands maintains a multi-purpose revolving credit facility with a Dutch bank to support working capital, letter of credit requirements and the construction and fitting out of new child care centers. The current account facility is secured by a right of offset against all accounts we maintain at the lending bank and by an additional pledge of certain equipment. Availability under the €5.2 million facility declines in monthly increments of €0.25 million beginning on July 1, 2013 to €3.45 million at January 1, 2014. At December 31, 2013, there was €0.5 million (approximately $0.7 million) outstanding and currently due under the facility. There is no stated maturity or termination date on the facility, however, the bank may terminate the line of credit at any time at its discretion. There were 21 letters of credit outstanding under this general facility as of December 31, 2013 that were used to guarantee certain rent payments for up to €0.7 million (approximately $1.0 million). No amounts have been drawn against these letters of credit. At December 31, 2013, there was €2.5 million available for borrowing under the facility.

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

We enter into contracts with employer sponsors to manage and operate their child care centers and to provide back-up dependent care services and educational advisory services under various terms. Our contracts to operate child care and early education centers are generally three to ten years in length with varying renewal options. Our contracts for back-up dependent care arrangements and for educational advisory services are generally one to three years in length with varying renewal options.

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

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Our intangible assets principally consist of various customer relationships and trade names. Identified intangible assets that have determinable useful lives are valued separately from goodwill and are amortized over the estimated period during which we derive a benefit. Intangible assets related to customer relationships include relationships with employer clients and relationships with parents. Customer relationships with parents are amortized using an accelerated method over their useful lives. All other intangible assets are amortized on a straight line basis over their useful lives.

In valuing the customer relationships and trade names, we utilize variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. We consider the income approach the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations, then the intangible assets could be impaired. In determining the value of contractual rights and customer relationships, we reviewed historical customer attrition rates and determined a rate of approximately 30% per year for relationships with parents, and approximately 3.5% to 4.0% for employer client relationships. Our multi-year contracts with client customers typically result in low annual turnover, and our long-term relationships with clients make it difficult for competitors to displace us. The value of our customer relationships intangible assets could become impaired if future results differ significantly from any of the underlying assumptions, including a higher customer attrition rate. Customer relationships are considered to be finite-lived assets, with estimated lives ranging from four to seventeen years. Certain trade names acquired as part of our strategy to expand by completing strategic acquisitions are considered to be finite-lived assets, with estimated lives ranging from five to ten years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset.

Goodwill and certain trade names are considered indefinite-lived assets. Our trade names identify us and differentiate us from competitors, and, therefore, competition does not limit the useful life of these assets. Additionally, we believe that our primary trade names will continue to generate sales for an indefinite period. Goodwill and intangible assets with indefinite lives are not subject to amortization but are tested annually for impairment or more frequently if there are indicators of impairment. We test goodwill for impairment by comparing the fair value of each reporting unit, determined by estimating the present value of expected future cash flows, to its carrying value. We have identified three reporting segments: full service center-based care, back-up dependent care and other educational advisory services. As part of the annual goodwill impairment assessment, we estimated the fair value of each of our operating segments using the income approach. We forecasted future cash flows by operating segment for each of the next ten years and applied a long-term growth rate to the final year of forecasted cash flows. The cash flows were then discounted using our estimated discount rate. We compared the estimated fair value to the net book value of the operating segment to determine whether we need to perform step 2 of the analysis. The estimated fair value of the operating segment has exceeded the net book value and therefore, there has been no indication of goodwill impairment.

For certain trademarks that are included in our indefinite-lived intangible assets, we estimate the fair value first by estimating the total revenue attributable to each trademark and then by applying the royalty rate determined by an analysis of empirical, market-derived royalty rates for guideline intangible assets, consistent with the initial valuation, or 1% to 2%, and then comparing the estimated fair value of the trademarks with the carrying value of the trademarks. The forecasts of revenue and profitability growth for use in our long-range plan and the discount rate were the key assumptions in our intangible fair value analysis. We identified no impairments in 2013. Impairment losses of $0.4 million were recorded in each of the years ended December 31, 2012 and 2011 in relation to the carrying value of one indefinite-lived trademark.

Long-lived assets, including definite-lived intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recovered. Long-lived assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value and is charged to results of operations at that time. We recorded impairments of long-lived assets of $0.8 million in 2013, $0.3 million in 2012 and $0.8 million in 2011.

Common Stock Valuation and Stock-Based Compensation—We account for stock-based compensation using a fair value method. Stock-based compensation expense is recognized in our consolidated financial statements based on the grant-date fair value of the awards for the awards that are expected to vest. For stock options granted with a service condition only, stock-compensation expense is recognized on a straight-line basis over the requisite service period of each separately vesting tranche. For stock options granted with a service and performance condition, stock-compensation expense was recognized upon the closing of the Company’s initial public offering, to the extent that the requisite service period was already fulfilled. We calculate the fair value of options using the Black-Scholes option-pricing model.

The key assumption in determining the fair value of stock-based awards on the date of grant is the fair value of the underlying Class L common stock and common stock. The fair value of the underlying common stock prior to the completion the Offering was determined using valuation models that rely primarily on a discounted cash flow approach to determine the enterprise value and the probability weighted expected return method to allocate the value of the invested capital to the two classes of stock.

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

Equity Awards

Aggregate option grants between May 28, 2008, the date of our going private transaction, and December 31, 2011 were as follows (without giving effect to the Reclassification): 1,257,750 options on Class A common shares in 2008 (fair value of $10.00 per share and exercise price of $10.00 per share), 28,300 options on Class A common shares in 2009 (fair value of $10.00 per share and exercise price of $10.00 per share), 71,600 options on Class A common shares in 2010 (fair value of $5.09 per share and exercise price of $10.00 per share), 89,350 options on Class A common shares in April 2011 (fair value of $9.02 per share and exercise price of $10.00 per share) and 41,650 Class A common shares in October 2011 (fair value of $10.89 per share and exercise price of $11.00 per share). On May 2, 2012, 1,401,750 options to acquire Class A common shares were exchanged for options to acquire 815,670 Class A common shares, and options to acquire 90,630 Class L common shares. In addition, on April 4, 2012 and May 2, 2012, a total of 293,004 options to acquire our Class A common shares, and 32,556 options to acquire Class L common shares were also awarded. The fair values and exercise prices for these awards were $6.09 per Class A common share and $511.51 per Class L common share. Prior to the option exchange, our employee stock options (other than continuation options relating to our going private transaction and related awards) were options to purchase only shares of our Class A common stock. In contrast, our investor stockholders held shares of both our Class A common stock and our Class L common stock in a ratio of nine shares of our Class A common stock for every one share of our Class L common stock (or 4.9 shares of our Class A common stock for every one share of our Class L common stock after retroactively giving effect to the 1-for-1.9704 reverse split of our Class A common stock). Our Class L common stock had a preferential payment right upon any liquidating distribution by us to holders of our capital stock. As a result, until the entire preference amount was paid out in respect of all outstanding shares of Class L common stock, holders of only shares of Class A common stock (or options to purchase only shares of Class A common stock) were not entitled to receive any portion of such liquidating distribution and, as a result, changes in the value of our equity would not be experienced in the same manner by our investors and our employee option-holders.

We determined in late January 2012 to pursue an option exchange in an attempt to better align the interests of our investor shareholders and our employee option-holders. Specifically, the option exchange was intended to provide an opportunity for existing option-holders to participate on the same basis as our investor shareholders in any equity value that was created through the growth and performance of our business, rather than having option-holders participate in liquidating distributions only after payment of the Class L preferred return. The exchange ratio was selected to provide an approximately equivalent net equity value opportunity to option-holders as the existing option awards, with the new option grants made “at the money” for options to acquire both shares of Class A common stock and shares of Class L common stock.

In connection with the option exchange, as described above, we obtained a contemporaneous valuation of our equity as of December 31, 2011 from an independent third-party valuation specialist, which was conducted in accordance with the guidelines outlined in the AIPCA Practice Aid, and which valuation was performed on a basis consistent with the third-party valuation performed in 2008. The valuation relied on a determination of enterprise value based on a discounted present value of our projected cash flows in future periods. After receiving such contemporaneous valuation, our board of directors approved the option exchange offer on March 9, 2012, including the exchange ratio and the exercise price for new awards (subject to such exercise price being determined by the board to be at least equal to the fair value of the underlying shares on the date of grant). We commenced the option exchange offer on March 26, 2012 and we completed the option exchange (and issued the new option awards) on May 2, 2012. All eligible option-holders participated in the option exchange, which resulted in our equity holders holding equity in the same ratio of nine shares of Class A common stock (or options to purchase such shares) for every one share of Class L common stock (or options to purchase such shares). After giving effect to the Reclassification, options to purchase an aggregate of 1,108,674 shares of our Class A common stock at an exercise price of $6.09 per share that were awarded in 2012 in connection with the option exchange or other grants, became exercisable for an aggregate of 562,652 shares of our common stock at an exercise price of $12.00 per common share. In addition, options to purchase an aggregate of 123,186 shares of our Class L common stock at an exercise price of $511.51 per share that were awarded in 2012 in connection with the option exchange or other grants became exercisable for an aggregate of 4,335,592 shares of our common stock at an exercise price of $14.54 per common share. In the aggregate, as of December 31, 2012 after giving effect to the Reclassification, we had outstanding options to purchase 5,036,179 shares of our common stock at a weighted average exercise price of $13.84 per common share.

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

The assets and liabilities of our British, Irish, Dutch, Indian and Canadian subsidiaries, whose functional currencies are the British pound, Euro, Indian rupee and Canadian dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, our consolidated earnings before taxes would have decreased by approximately $0.7 million for 2013.

Interest Rate Risk

Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our revolving line of credit and term loans. No amounts were outstanding at December 31, 2013 under our revolving credit facility. We had borrowings of $782.1 million outstanding at December 31, 2013 under our term loan facility, which were subject to a weighted average interest rate of 4.1%. Based on the outstanding borrowings under the senior credit facilities during 2013, we estimate that had the average interest rate on our borrowings increased by 100 basis points in 2013, our interest expense for the year would have increased by approximately $7.4 million in 2013. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bright Horizons Family Solutions Inc.

Watertown, Massachusetts

We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bright Horizons Family Solutions Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 25, 2014

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$29,585	$34,109
Accounts receivable—net	78,691	62,714
Prepaid expenses and other current assets	44,021	27,827
Current deferred income taxes	12,873	11,367

Total current assets	165,170	136,017
Fixed assets—net	390,894	340,376
Goodwill	1,096,283	997,344
Other intangibles—net	435,060	432,580
Deferred income taxes	236	132
Other assets	15,027	9,659

Total assets	$2,102,670	$1,916,108

LIABILITIES, NON-CONTROLLING INTEREST, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$7,900	$2,036
Accounts payable and accrued expenses	107,626	97,207
Deferred revenue	119,260	90,563
Other current liabilities	20,302	12,087

Total current liabilities	255,088	201,893
Long-term debt	756,323	904,607
Deferred rent and related obligations	37,467	24,944
Other long-term liabilities	19,006	23,717
Deferred revenue	5,761	3,727
Deferred income taxes	139,888	148,880

Total liabilities	1,213,533	1,307,768
Commitments and contingencies (Note 14)
Redeemable non-controlling interest	—	8,126
Common stock, Class L, $0.001 par value, at accreted distribution value; 1,500,000 shares authorized; no shares issued or outstanding at December 31, 2013; 1,327,115 shares issued and outstanding at December 31, 2012	—	854,101
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued and outstanding at December 31, 2013; no shares authorized, issued and outstanding at December 31, 2012	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized and 65,302,814 shares issued and outstanding at December 31, 2013; 14,500,000 shares authorized and 6,062,653 shares issued and outstanding at December 31, 2012	65	6
Additional paid-in capital	1,270,198	150,088
Accumulated other comprehensive income (loss)	1,416	(8,816)
Accumulated deficit	(382,542)	(395,165)

Total stockholders’ equity (deficit)	889,137	(253,887)

Total liabilities, non-controlling interest, common stock and stockholders’ equity (deficit)	$2,102,670	$1,916,108

See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Years ended December 31,
	2013	2012	2011
Revenue	$1,218,776	$1,070,938	$973,701
Cost of services	937,840	825,168	766,500

Gross profit	280,936	245,770	207,201
Selling, general and administrative expenses	141,827	123,373	92,938
Amortization of intangible assets	30,075	26,933	27,427

Income from operations	109,034	95,464	86,836
Loss on extinguishment of debt	(63,682)	—	—
Gain from foreign currency transactions	—	—	835
Interest income	85	152	824
Interest expense	(40,626)	(83,864)	(82,908)

Income before income taxes	4,811	11,752	5,587
Income tax benefit (expense)	7,533	(3,243)	(825)

Net income	12,344	8,509	4,762
Net (loss) income attributable to non-controlling interest	(279)	347	3

Net income attributable to Bright Horizons Family Solutions Inc.	$12,623	$8,162	$4,759

Accretion of Class L preference	—	79,211	71,568
Accretion of Class L preference for vested options	—	5,436	1,274

Net income (loss) available to common shareholders	$12,623	$(76,485)	$(68,083)

Allocation of net income (loss) to common shareholders—basic and diluted:
Class L	$—	$79,211	$71,568
Common stock	$12,623	$(76,485)	$(68,083)
Earnings (loss) per share:
Class L—basic and diluted	$—	$59.73	$54.33
Common stock—basic	$0.20	$(12.62)	$(11.32)
Common stock—diluted	$0.20	$(12.62)	$(11.32)
Weighted average number of common shares outstanding:
Class L—basic and diluted	—	1,326,206	1,317,273
Common stock—basic	62,659,264	6,058,512	6,016,733
Common stock—diluted	64,509,036	6,058,512	6,016,733

See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2013	2012	2011
Net income	$12,344	$8,509	$4,762
Other comprehensive income (loss):
Foreign currency translation adjustments	10,589	5,591	(5,343)

Total other comprehensive income (loss)	10,589	5,591	(5,343)

Comprehensive income (loss)	22,933	14,100	(581)
Less: Comprehensive income (loss) attributable to non-controlling interest	78	593	(1,536)

Comprehensive income attributable to Bright Horizons Family Solutions Inc.	$22,855	$13,507	$955

Accretion of Class L preference	—	79,211	71,568
Accretion of Class L preference for vested options	—	5,436	1,274

Comprehensive income (loss) attributable to common shareholders	$22,855	$(71,140)	$(71,887)

See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid In Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount
Balance at December 31, 2010	6,021,984	$6	$125,740	$(125)	$(10,357)	$(250,597)	$(135,333)

Stock-based compensation			1,158				1,158
Exercise of stock options	2,411	—	12				12
Tax benefit from stock option exercises			22				22
Translation adjustments, net of $1,539 attributable to non-controlling interest					(3,804)		(3,804)
Accretion of Class L preference						(72,842)	(72,842)
Net income attributable to Bright Horizons Family Solutions Inc.						4,759	4,759

Balance at December 31, 2011	6,024,395	6	126,932	(125)	(14,161)	(318,680)	(206,028)

Stock-based compensation			17,596				17,596
Exercise of stock options	86,066	—	440				440
Tax benefit from stock option exercises			874				874
Purchase of treasury stock				(497)			(497)
Acquisition of additional non-controlling interest			4,868		(706)		4,162
Retirement of treasury stock	(47,808)		(622)	622			—
Translation adjustments, net of $246 attributable to non-controlling interest					6,051		6,051
Accretion of Class L preference						(84,647)	(84,647)
Net income attributable to Bright Horizons Family Solutions Inc.						8,162	8,162

Balance at December 31, 2012	6,062,653	6	150,088	—	(8,816)	(395,165)	(253,887)

Conversion of Class L common stock	46,708,466	47	854,054				854,101
Initial public offering, net of offering costs of $20.6 million	11,615,000	12	234,932				234,944
Stock-based compensation			10,692				10,692
Exercise of stock options	916,695	—	11,040				11,040
Tax benefit from stock option exercises			5,101				5,101
Acquisition of remaining non-controlling interest			4,291		(225)		4,066
Translation adjustments, net of $357 attributable to non-controlling interest					10,457		10,457
Net income attributable to Bright Horizons Family Solutions Inc.						12,623	12,623

Balance at December 31, 2013	65,302,814	$65	$1,270,198	$—	$1,416	$(382,542)	$889,137

See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,344	$8,509	$4,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,808	61,348	55,451
Loss on extinguishment of debt	63,682	—	—
Amortization of original issue discount and deferred financing costs	2,763	6,783	6,330
Interest paid in kind	2,143	23,754	20,902
Change in the fair value of the interest rate cap	—	67	641
Gain on foreign currency transactions	—	—	(835)
Non-cash revenue and other	(618)	(319)	(342)
Impairment losses on long-lived assets	765	694	1,262
Loss (gain) on disposal of fixed assets	566	437	(636)
Stock-based compensation	10,692	17,596	1,158
Deferred income taxes	(13,410)	(12,045)	(5,872)
Changes in assets and liabilities:
Accounts receivable	(11,458)	(1,580)	(1,487)
Prepaid expenses and other current assets	(5,393)	(4,110)	259
Income taxes	(13,386)	(218)	27,321
Accounts payable and accrued expenses	365	1,155	13,303
Deferred revenue	22,350	(1,694)	7,937
Deferred rent and related obligations	5,165	6,273	2,968
Other assets	149	(2,180)	614
Other current and long-term liabilities	10,152	2,512	(166)

Net cash provided by operating activities	159,679	106,982	133,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(69,509)	(69,086)	(42,517)
Proceeds from the disposal of fixed assets	189	21	4,851
Purchase of long-term investments	(2,000)	—	—
Payments for acquisitions—net of cash acquired	(129,812)	(111,825)	(57,326)

Net cash used in investing activities	(201,132)	(180,890)	(94,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt, net of issuance costs of $20.6 million in 2013 and $2.7 million in 2012	769,360	82,321	—
Extinguishment of long-term debt	(972,468)	—	—
Proceeds from initial public offering, net of issuance costs of $20.6 million	234,944	—	—
Borrowings under revolving line of credit	140,800	—	—
Payments of revolving line of credit	(140,800)	—	(18,500)
Principal payments of long-term debt	(7,900)	(5,472)	(4,933)
Purchase of non-controlling interest	(4,138)	—	—
Purchase of treasury stock	—	(5,140)	—
Proceeds from issuance of common stock and Class L common stock upon exercise of options	11,040	2,115	59
Tax benefit from stock-based compensation	5,923	3,381	93

Net cash provided by (used in) financing activities	36,761	77,205	(23,281)

Effect of exchange rates on cash and cash equivalents	168	364	(287)

Net (decrease) increase in cash and cash equivalents	(4,524)	3,661	15,010
Cash and cash equivalents—beginning of period	34,109	30,448	15,438

Cash and cash equivalents—end of period	$29,585	$34,109	$30,448

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$34,928	$51,974	$54,706
Cash payments of taxes	$13,931	$12,823	$3,062
Non-cash accretion of Class L common stock preferred return	$—	$84,647	$72,842
Non-cash conversion of Class L common stock	$854,101	$—	$—

See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company provides its center-based child care services under two general business models: a profit and loss (“P&L”) model, where the Company assumes the financial risk of operating a child care center; and a cost-plus model, where the Company is paid a fee by an employer client for managing a child care center on a cost-plus basis. The P&L model is further classified into two subcategories: (i) a sponsor model, where Bright Horizons provides child care and early education services on either an exclusive or priority enrollment basis for the employees of a specific employer sponsor; and (ii) a lease/consortium model, where the Company provides child care and early education services to the employees of multiple employers located within a specific real estate development (for example, an office building or office park), as well as to families in the surrounding community. In both our cost-plus and sponsor P&L models, the development of a new child care center, as well as ongoing maintenance and repair, is typically funded by an employer sponsor with whom the Company enters into a multi-year contractual relationship. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services for their employees. Under each model type, the Company retains responsibility for all aspects of operating the child care and early education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.

The Company also provides back-up dependent care services through our own centers and through our Back-Up Care Advantage (“BUCA”) program, which offers access to a contracted network of in-home care agencies and center-based providers in locations where we do not otherwise have centers with available capacity.

Basis of Presentation—Bright Horizons is majority-owned by investment funds affiliated with Bain Capital Partners, LLC as a result of a transaction in 2008 (the “Merger”), pursuant to which a wholly owned merger subsidiary was merged with and into Bright Horizons Family Solutions, Inc. (the “Predecessor”). As part of the transaction, a new basis of accounting was established and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. In July 2012, Bright Horizons Family Solutions Inc. changed its name from Bright Horizons Solutions Corp.

Public Offering—On January 30, 2013, the Company completed an initial public offering (“the Offering”) and, after the exercise of the underwriters’ overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock in exchange for $233.3 million, net of offering costs including $1.6 million expensed in 2012. The Company used the proceeds of the Offering, as well as certain amounts from the 2013 refinancing discussed below, to repay the principal and accumulated interest under its senior notes outstanding on January 30, 2013.

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

On June 19, 2013, certain of the Company’s shareholders completed the sale of 9.8 million shares of the Company’s common stock in a secondary offering (“the Secondary”). The Company did not receive proceeds from the sale of shares in the Secondary. The Company incurred $0.6 million in offering costs related to the Secondary, which are included in selling, general and administrative expenses.

Debt Refinancing—On January 30, 2013, the Company entered into new $890.0 million senior secured credit facilities to refinance all of the existing indebtedness under the senior credit facilities and the senior subordinated notes and to reflect modifications to certain provisions of the senior credit facilities. Significant terms of the refinancing are discussed in Note 9, “Credit Arrangements and Debt Obligations.”

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting policies in the preparation of the consolidated financial statements relate to goodwill and other intangibles, income taxes and common stock valuation and stock-based compensation. Actual results may differ from management’s estimates.

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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from those foreign subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of operations. The net gains and losses recorded in the consolidated statements of operations for the years ended December 31, 2013 and 2012 were not significant. The Company recorded a net foreign currency gain of $0.8 million in the consolidated statement of operations for the year ended December 31, 2011 as a result of the settlement of an intercompany note during the year.

Fair Value of Financial Instruments—The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date and applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company uses observable inputs where relevant and whenever possible.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of the Company’s financial instruments approximates their carrying value. As of December 31, 2013, the Company’s long-term debt had a carrying value of $782.1 million and a fair value of $784.1 million based on quoted market prices for similar instruments and a model that considers observable inputs (level 2 inputs).

Concentrations of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at December 31, 2013 and 2012.

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities, when purchased, of three months or less to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts. There were no cash equivalent investments at December 31, 2013 and 2012.

The Company’s cash management system provides for the funding of the main bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks may be in excess of the cash balances at certain banks, creating book overdrafts. There were no book overdrafts at December 31, 2013 and 2012.

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

Activity in the allowance for doubtful accounts is as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Beginning balance	$1,627	$1,514	$1,691
Provision	437	734	1,043
Write offs and recoveries	(891)	(621)	(1,220)

Ending balance	$1,173	$1,627	$1,514

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

Business Combinations—Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, the allocation of those cash flows to identifiable intangible assets, and in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company’s intangible assets principally consist of various customer relationships and trade names.

Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested annually for impairment or more frequently if there are indicators of impairment. The Company tests goodwill for impairment by comparing the fair value of each reporting unit to its carrying value. The Company performs its annual impairment test as of December 31. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using the Company’s estimated discount rate. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No goodwill impairment losses were recorded in the years ended December 31, 2013, 2012, or 2011.

We test certain trademarks that are included in our indefinite-lived intangible assets, by comparing the fair value of the trademarks with their carrying value. We estimate the fair value first by estimating the total revenue attributable to the trademarks and then by applying a royalty rate determined by an analysis of empirical, market-derived royalty rates for guideline intangible assets, consistent with the initial valuation and then comparing the estimated fair value of our trademarks with the carrying value. This approach takes into effect level 3 and unobservable inputs. No impairment losses were recorded in the year ended December 31, 2013 in relation to intangible assets. Impairment losses of $0.4 million were recorded in each of the years ended December 31, 2012 and 2011 in relation to certain trade names with indefinite lives in the other educational advisory services segment, which have been included in selling, general and administrative expenses.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and are amortized over the estimated period benefited, ranging from one to seventeen years. Intangible assets related to parent relationships are amortized using the double declining balance method over their useful lives. All other intangible assets are amortized on a straight line basis over their useful lives.

Impairment of Long-Lived Assets—The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the carrying amount of the asset to the estimated undiscounted future cash flows over the asset’s remaining life. If the estimated cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying amount of the asset to its estimated fair value less any disposal costs. Fair value can be determined using discounted cash flows and quoted market prices based on level 3 inputs. The Company recorded fixed asset impairment losses of $0.8 million, $0.3 million and $0.8 million in the years ended December 31, 2013, 2012 and 2011, respectively, which have been included in cost of services.

Other Long Term Assets—Other long term assets includes a cost basis investment of $2 million, which we review for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable.

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

Leases and Deferred Rent—The Company leases space for certain of its centers and corporate offices. Leases are evaluated and classified as operating or capital for financial reporting purposes. The Company recognizes rent expense from operating leases with periods of free rent, tenant allowances and scheduled rent increases on a straight-line basis over the applicable lease term. The difference between rents paid and straight-line rent expense is recorded as deferred rent.

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

Non-controlling Interest—The Company recorded the redeemable non-controlling ownership interest of a company in the Netherlands at fair value at the date of its initial acquisition. The difference between the acquisition price and carrying value of the redeemable non-controlling interest of any additional interest acquired is recorded as an adjustment to additional paid in capital. Any accumulated other comprehensive income or loss associated with the additional acquired interest is recorded as other comprehensive income or loss of the Company.

In connection with the initial acquisition, the Company entered into put and call option agreements with the minority shareholders for the purchase of the non-controlling interest based on a contractually determined formula. As a result of the option agreements, the non-controlling interest is considered redeemable and is classified as temporary equity on the Company’s consolidated balance sheet. At December 31, 2013 and as further discussed in Note 10, “Redeemable Non-controlling Interest”, the Company has acquired 100% of the interest in the company.

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

The key assumption in determining the fair value of stock-based awards on the date of grant is the fair value of the underlying Class L common stock and common stock (collectively referred to herein as “common stock”). The fair value of the underlying common stock prior to the completion the Offering was determined using valuation models that rely primarily on a discounted cash flow approach to determine the enterprise value and the probability weighted expected return method to allocate the value of the invested capital to the two classes of stock.

Comprehensive Income or Loss—Comprehensive income or loss is comprised of net income or loss and foreign currency translation adjustments. The Company does not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. Therefore, taxes are not provided for the related currency translation adjustments.

Earnings or Loss Per Share—Net earnings or loss per share is calculated using the two-class method, which is an earnings allocation formula that determines net income or loss per share for the holders of the Company’s common stock and the holders of Class L common stock. The Class L shares contained participation rights in any dividend paid by the Company or upon liquidation of the Company and were entitled to a minimum preferred return of 10% per annum, compounded quarterly. Net income available to common shareholders includes the effects of any Class L preference amounts. Net income available to shareholders is allocated on a pro rata basis to each share as if all of the earnings for the period had been distributed. Diluted net income or loss per share is calculated using the treasury stock method for all outstanding stock options and the as-converted method for the Class L shares.

2.	ACQUISITIONS

As part of the Company’s growth strategy to expand through strategic and synergistic acquisitions, the Company has made the following acquisitions in the years ended December 31, 2013, 2012, and 2011. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from the assembled workforce acquired.

2013 Acquisitions

Children’s Choice Learning Centers, Inc.

On July 22, 2013, the Company acquired all of the outstanding shares of Children’s Choice Learning Centers, Inc., an operator of 49 employer-sponsored child care centers throughout the United States, for cash consideration of $51.6 million, inclusive of certain adjustments. The purchase price was financed with available cash on hand and funds available under the Company’s revolving credit facility, which were repaid in the fourth quarter of 2013. The Company has incurred acquisition costs of approximately $1.7 million through December 31, 2013, which are included in selling, general and administrative expenses.

The purchase price for this acquisition has been allocated based on estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At acquisition date As reported September 30, 2013	Measurement period adjustments	At acquisition date As reported December 31, 2013
Accounts receivable	$981	$(126)	$855
Prepaid expenses and other assets	334	411	745
Fixed assets	5,637	535	6,172
Intangible assets	12,800	(1,190)	11,610
Goodwill	38,818	(1,848)	36,970

Total assets acquired	58,570	(2,218)	56,352

Accounts payable and accrued expenses	(3,441)	(401)	(3,842)
Deferred revenue and parent deposits	(885)	18	(867)

Total liabilities assumed	(4,326)	(383)	(4,709)

Purchase price	$54,244	$(2,601)	$51,643

The allocation of the purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) as the Company gathers additional information regarding the assets acquired and liabilities assumed, for the final settlement of the purchase price. During the fourth quarter of 2013, the Company recorded an estimate of the adjustment to the purchase price for the final settlement of working capital as a reduction to the purchase price and goodwill of $2.6 million with the corresponding amounts due recorded in other current assets.

The Company recorded goodwill of $37.0 million, which will be deductible for tax purposes as permitted under federal tax rules. Goodwill related to this acquisition is reported within the full service center-based care segment.

Intangible assets consist primarily of $11.3 million of customer relationships that will be amortized over approximately eleven years.

Kidsunlimited Group Limited

On April 10, 2013, the Company entered into a share purchase agreement with Lloyds Development Capital (Holdings) Limited and Kidsunlimited Group Limited pursuant to which it acquired 100% of Kidsunlimited, an operator of 64 nurseries throughout the United Kingdom, for cash consideration of $68.9 million, subject to certain adjustments. The purchase price was financed with available cash on hand. The Company has incurred acquisition costs of approximately $1.9 million through December 31, 2013, which are included in selling, general and administrative expenses.

The purchase price for this acquisition has been allocated based on estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At acquisition date As reported June 30, 2013	Measurement period adjustments	At acquisition date As reported December 31, 2013
Cash	$4,888	$—	$4,888
Accounts receivable	1,809	—	1,809
Prepaid expenses and other assets	2,509	—	2,509
Fixed assets	13,901	(192)	13,709
Favorable leases	—	2,509	2,509
Intangible assets	17,442	1,071	18,513
Goodwill	55,349	(2,678)	52,671

Total assets acquired	95,898	710	96,608

Accounts payable and accrued expenses	(9,450)	3,798	(5,652)
Unfavorable leases	(1,759)	(4,942)	(6,701)
Deferred revenue	(12,853)	8,378	(4,475)
Other current liabilities	—	(8,378)	(8,378)
Deferred taxes	(2,735)	245	(2,490)

Total liabilities assumed	(26,797)	(899)	(27,696)

Purchase price	$69,101	$(189)	$68,912

The allocation of the purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) as the Company gathers additional information regarding the intangible assets acquired.

The Company recorded goodwill of $52.7 million, which will not be deductible for tax purposes. Goodwill related to this acquisition is reported within the full service center-based care segment.

Intangible assets consist primarily of $16.2 million of customer relationships that will be amortized over approximately eight years. A deferred tax liability of $4.0 million was recorded related to the intangible assets for which the amortization is not deductible for tax purposes.

Other Acquisitions

During the year ended December 31, 2013, the Company also acquired two businesses for aggregate cash consideration of $6.9 million, net of cash acquired of $2.7 million. The Company recorded goodwill of $4.5 million, of which $3.2 million relates to the other educational advisory services segment and $1.3 million relates to the full service center-based care segment. Goodwill will not be deductible for tax purposes. Intangible assets of $3.3 million, consisting of customer relationships and trade names, fixed assets of $1.9 million, and working capital of $1.3 million were also recorded in relation to these acquisitions.

Pro Forma Information

The operating results for each of the acquisitions are included in the consolidated results of operations from the respective dates of acquisition. The following table presents consolidated pro forma information as if the acquisitions of Children’s Choice Learning Centers, Inc. and Kidsunlimited had occurred on January 1, 2012 (in thousands):

	Pro forma (Unaudited)
	Years ended December 31,
	2013	2012
Revenue	$1,260,453	$1,179,168
Net income attributable to Bright Horizons Family Solutions Inc.	$16,226	$4,504

The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased amortization expense related to the acquired intangible assets. The pro forma results for the year ended December 31, 2012 include nonrecurring deal costs that were incurred by the Company and the acquired businesses in relation to the respective acquisitions, totaling $6.2 million, which were excluded from the pro forma results for the year ended December 31, 2013.

These acquired business contributed total revenues of $71.6 million in the year ended December 31, 2013. The Company has also determined that the presentation of net income for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

2012 Acquisitions

In May 2012, the Company acquired all of the outstanding shares of Huntyard Limited, a company that operated 27 child care and early education centers in the United Kingdom under the name Casterbridge Early Care and Education, for cash consideration of $110.8 million.

The final purchase price for this acquisition has been allocated based on the estimated fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

Cash	$3,730
Accounts receivable	341
Prepaid expenses and other current assets	2,880
Fixed assets	65,843
Intangible assets	6,004
Goodwill	48,715

Total assets acquired	127,513
Accounts payable and accrued expenses	(7,520)
Taxes payable	(656)
Deferred revenue and parent deposits	(3,006)
Deferred taxes	(5,570)

Total liabilities assumed	(16,752)

Purchase price	$110,761

During the fourth quarter of 2013, the Company recorded an adjustment to the purchase accounting which decreased goodwill and increased cash.

The Company recorded goodwill of $48.7 million, which will not be deductible for tax purposes. Goodwill related to this acquisition is reported within the full service center-based care segment.

Intangible assets consist primarily of $4.7 million of customer relationships that will be amortized over five years. A deferred tax liability of $1.5 million was recorded related to the intangible assets for which the amortization is not deductible for tax purposes.

The Company incurred deal costs of $0.5 million related to this acquisition, which are included in selling, general and administrative expenses in 2012.

The operating results for this acquisition are included in the consolidated results of operations from the date of acquisition. The following table presents consolidated pro forma information as if the acquisition of Huntyard had occurred on January 1, 2011 (in thousands):

	Pro forma (Unaudited)
	Years ended December 31,
	2012	2011
Revenue	$1,088,378	$1,016,125
Net income attributable to Bright Horizons Family Solutions Inc.	$10,329	$4,804

Huntyard contributed total revenues of $26.3 million in the year ended December 31, 2012.

2011 Acquisitions

On March 14, 2011, the Company acquired the assets of 20 child care and early education centers in the United States. Additionally, the Company acquired the assets of a child care and early education center in the United States in November 2011 and of a child care and early education center in the United Kingdom in December 2011. The aggregate cash consideration for the acquisitions was $27.6 million, which related primarily to the March 2011 acquisition. The purchase price for these acquisitions has been allocated based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition.

The Company acquired total tangible assets of $2.2 million and assumed liabilities of $0.8 million. In conjunction with these acquisitions, the Company recorded goodwill of $23.4 million and other intangible assets of $2.8 million, consisting primarily of customer relationships. The identified intangible assets will be amortized over approximately five years.

On July 20, 2011, the Company acquired 63% of a company in the Netherlands that operated 20 child care and early education centers for cash consideration of $29.9 million. As a result, this company became a majority-owned subsidiary of the Company, with its operating results included in the Company’s consolidated results of operations and the 37% of ownership interest retained by the previous owners presented as non-controlling interest on the Company’s consolidated balance sheet. In connection with this transaction, the Company entered into put and call option agreements with the minority shareholders for the purchase of the non-controlling interest at a future date at a value based on a contractually determined formula. As a result of the option agreements, the non-controlling interest was considered redeemable and was classified as temporary equity on the Company’s consolidated balance sheet. In November 2012, the Company purchased 18.5% of the non-controlling interest for $3.9 million, and, in December 2013, the Company purchased the remaining 18.5% non-controlling interest for $4.1 million. See Note 10, “Redeemable Non-controlling Interest”, for additional information on these transactions.

The purchase price for this transaction has been allocated based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition. The Company acquired total tangible assets of $9.4 million and assumed liabilities of $4.6 million, and recorded non-controlling interest of $17.1 million. Additionally, the Company recorded goodwill of $39.5 million; other intangible assets of $3.4 million, consisting of customer relationships and trade name; and deferred tax liabilities of $0.7 million related to intangible assets subject to amortization that are not deductible for tax purposes. The identified intangible assets will be amortized over periods of four to ten years.

The fair value of the assets acquired in business combinations in the year ended December 31, 2011 is as follows (in thousands):

Cash paid, net of cash acquired	$57,228
Liabilities assumed	6,159
Non-controlling interest	17,063
Goodwill recognized	(62,917)

Fair value of assets acquired	$17,533

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

The operating results of the acquired businesses have been included in the Company’s consolidated results of operations from the respective dates of acquisition. The acquired businesses contributed revenues of $28.0 million for the year ended December 31, 2011. If the acquisitions had occurred on January 1, 2010, the consolidated revenues and net income attributable to Bright Horizons Family Solutions Inc. for the year ended December 31, 2011 would have been approximately $992.2 million and $7.1 million, respectively.

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2013	2012
Prepaid workers compensation insurance	$10,327	$9,160
Prepaid rent and other occupancy costs	7,515	6,354
Prepaid income taxes	6,678	213
Reimbursable costs	3,916	4,060
Favorable leases	586	386
Prepaid insurance	1,665	1,341
Deferred initial public offering costs	—	2,189
Other prepaid expenses and current assets	13,334	4,124

	$44,021	$27,827

Under the terms of the Company’s workers compensation policy, the Company is required to make advances to its insurance carrier pertaining to estimated claims for all open plan years.

4.	FIXED ASSETS

Fixed assets consist of the following (dollars in thousands):

	Estimated useful lives	December 31,
		2013	2012
	(Years)
Buildings	20 – 40	$128,715	$116,157
Furniture, equipment and software	3 – 10	125,713	92,919
Leasehold improvements	Shorter of the lease term or the estimated useful life	247,972	206,328
Land	—	52,233	50,882

Total fixed assets		554,633	466,286
Accumulated depreciation and amortization		(163,739)	(125,910)

Fixed assets, net		$390,894	$340,376

The Company recorded depreciation expense of $42.7 million, $34.4 million and $28.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Beginning balance at December 31, 2012	$817,304	$159,215	$20,825	$997,344
Additions from acquisitions	90,299	—	3,196	93,495
Adjustments to Huntyard acquisition (1)	(857)	—	—	(857)
Tax benefit from the exercise of continuation options	(674)	(131)	(17)	(822)
Effect of foreign currency translation	6,062	1,061	—	7,123

Balance at December 31, 2013	$912,134	$160,145	$24,004	$1,096,283

(1)	During the fourth quarter of 2013, the Company recorded an adjustment to the purchase accounting for the Huntyard acquisition which decreased goodwill and increased cash.

The Company also has intangible assets, which consist of the following at December 31, 2013 and 2012 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2013:
Definite-lived intangibles:
Customer relationships	14.5 years	$400,481	$(153,939)	$246,542
Trade names	8.1 years	6,072	(1,542)	4,530
Non-compete agreements	5 years	54	(39)	15

		406,607	(155,520)	251,087

Indefinite-lived intangibles:
Trade names	N/A	183,973	—	183,973

		$590,580	$(155,520)	$435,060

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2012:
Definite-lived intangibles:
Customer relationships	14.9 years	$370,527	$(124,048)	$246,479
Trade names	9.1 years	3,147	(883)	2,264
Non-compete agreements	5 years	54	(33)	21

		373,728	(124,964)	248,764

Indefinite-lived intangibles:
Trade names	N/A	183,816	—	183,816

		$557,544	$(124,964)	$432,580

On an annual basis or if an indicator of impairment exists, indefinite lived trade names are subject to an evaluation of the remaining useful life to determine whether events and circumstances continue to support an indefinite useful life, as well as testing for impairment.

The Company recorded amortization expense of $30.1 million, $26.9 million and $27.4 million in the years ended December 31, 2013, 2012, and 2011, respectively.

The Company estimates that it will record amortization expense related to intangible assets existing as of December 31, 2013 as follows over the next five years (in thousands):

Estimated amortization expense
2014	$28,756
2015	$26,235
2016	$25,271
2017	$24,589
2018	$23,676

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Accounts payable	$6,691	$6,319
Accrued payroll and employee benefits	58,171	52,344
Accrued insurance	15,110	13,674
Accrued interest	1,861	1,430
Accrued occupancy costs	2,167	2,336
Accrued professional fees	1,847	2,135
Other accrued expenses	21,779	18,969

	$107,626	$97,207

7.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Customer amounts on deposit	$15,495	$6,579
Deferred rent and other occupancy costs	2,133	2,085
Unfavorable leases	681	475
Income taxes payable	—	933
Other liabilities	1,993	2,015

	$20,302	$12,087

8.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Customer amounts on deposit	$8,685	$8,481
Liability for uncertain tax positions	3,647	9,966
Other liabilities	6,674	5,270

	$19,006	$23,717

9.	CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS

Long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Term loans	$782,100	$—
Tranche B term loans	—	346,111
Series C term loans	—	84,363
Senior subordinated notes	—	300,000
Senior notes	—	197,810
Original issue discount and deferred financing costs	(17,877)	(21,641)

Total debt	764,223	906,643
Less current maturities	7,900	2,036

Long-term debt	$756,323	$904,607

Senior Credit Facilities

On January 30, 2013, the Company’s wholly owned subsidiary, Bright Horizons Family Solutions LLC (“BHFS LLC”), entered into a new credit agreement to 1) refinance all of the existing indebtedness under the senior secured credit facilities and the senior subordinated notes and 2) redeem the remaining senior notes in conjunction with proceeds from the Company’s offering. The Company’s new senior secured credit facilities consist of a $790.0 million term loan facility and a $100.0 million revolving credit facility. The term loans and revolving credit facility mature on January 30, 2020 and January 30, 2018, respectively. The term loan facility requires quarterly principal payments of $2.0 million, which commenced March 31, 2013, with the remaining principal balance due on January 30, 2020.

All borrowings under the credit agreement are subject to variable interest rates. Borrowings under the term loan facility bear interest at a rate per annum ranging from 1.75% to 2.0% over the Base Rate or 2.75% to 3.0% over the Eurocurrency Rate defined in the credit agreement. Borrowings under our revolving facility bear interest at a rate per annum equal to 1.75% over the Base Rate or 2.75% over the Eurocurrency Rate. The Base Rate is the highest of (1) the prime rate of Goldman Sachs Bank USA, (2) the federal funds effective rate plus 0.5% and (3) the Eurocurrency Rate with a one month interest period plus 1.0%. The Eurocurrency Rate option is the one, two, three or six month LIBOR rate, as selected by the Borrower, or, with the approval of the applicable lenders, the nine, twelve or less than one month LIBOR rate. The Base Rate is subject to an interest rate floor of 2.0% and the Eurocurrency Rate is subject to an interest rate floor of 1.0%, both only with respect to the term loan facility. In addition, the unused portion of the revolving credit facility is subject to a 0.5% commitment fee per annum. The effective interest rate for the term loans was 4.0% at December 31, 2013 and the weighted average interest rate for the year ended December 31, 2013 was 4.1%. There were no borrowings outstanding on the revolving credit facility at December 31, 2013 with the full facility available for borrowings. The weighted average interest rate for the revolving credit facility was 5.0% for the year ended December 31, 2013.

All obligations under the senior secured credit facilities are secured by substantially all the assets of the Company’s U.S.-based subsidiaries. The senior secure credit facilities contain certain customary affirmative covenants and other covenants that, among other things, may restrict the ability of BHFS LLC, and its restricted subsidiaries, to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; alter the business conducted; enter into agreements restricting our subsidiaries’ ability to pay dividends; and, consolidate or merge.

The revolving credit facility requires BHFS LLC and its restricted subsidiaries to comply with a maximum senior secured first lien net leverage ratio financial maintenance covenant, to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans and swingline loans outstanding under the revolving credit facility exceed 25% of the revolving commitments on such date.

On January 30, 2013, the Company redeemed the existing Tranche B and Series C term loans, the senior subordinated notes and the senior notes for $972.5 million, including the redemption premium of $41.1 million. As a result of the redemption, the Company recorded a loss on the extinguishment of debt of $63.7 million, inclusive of redemption premiums and deferred financing costs written off. The Company used the net proceeds of its initial public offering and certain proceeds from the issuance of the $790.0 million senior secured term loan facility to fund the redemption.

The Company incurred financing fees of $12.7 million and original issue discount costs of $7.9 million in connection with this refinance. These fees are being amortized over the terms of the related debt instruments. Amortization expense of deferred financing costs and original issuance discount costs in the year ended December 31, 2013 was $1.7 million and $1.0 million, respectively, which is included in interest expense.

Long-Term Debt in Place at December 31, 2012 Refinanced in 2013

In 2008, in conjunction with the Merger, BHFS LLC entered into credit agreements consisting of a Credit and Guaranty Agreement (the “Credit Agreement”) in an aggregate principal amount not to exceed $440.0 million and a Note Purchase Agreement and Indenture for the issuance of $300.0 million of senior subordinated notes. In addition, Bright Horizons Capital Corp. (“Capital Corp.”) entered into a Note Purchase Agreement and Indenture for the issuance of $110.0 million of senior notes. The Credit Agreement was amended in July of 2011 and again in May of 2012 to allow for increased flexibility with regards to investments, acquisitions and borrowing limits. The Indentures were amended in July of 2011 to allow for increased flexibility with regards to acquisitions and investments. In May of 2012 BHFS LLC borrowed the full $85.0 million incremental facility available under the Credit Agreement Series C term loans.

Credit and Guaranty Agreement

The Credit and Guaranty Agreement consisted of three facilities:

•

$75 million Revolver—The revolving credit facility had a maturity of May 28, 2014, with any amounts outstanding at that date payable in full. The net proceeds of the borrowings under the revolving credit facility were available for general corporate purposes, including, subject to certain sub-limits and covenant requirements, to fund acquisitions and invest in foreign subsidiaries. At BHFS LLC’s option, advances under the revolving credit facility bear interest at either i) the greater of the Federal Funds Rate plus 0.5% or Prime (the Base Rate) plus a spread based on BHFS LLC’s leverage ratio, or ii) LIBOR (the Eurodollar Rate) plus a spread based on BHFS LLC’s leverage ratio. Commitment fees on the unused portion of the line were payable at a rate ranging from 0.375% to 0.5% per annum based on BHFS LLC’s leverage ratio. No amounts were outstanding at December 31, 2012 under the revolving credit facility. The weighted average interest rate for the year ended December 31, 2011 was 5.5%. There were no borrowings during the year ended December 31, 2012.

•

$365 million Tranche B Term Loans—The total available amount of $365.0 million in aggregate principal was borrowed in 2008 as of the date of the Merger. Principal repayments of $912,500 were due quarterly and commenced September 30, 2008, with the final payment due on May 28, 2015. As a result of the calculation of Consolidated Excess Cash Flow for 2010, the Company prepaid $4.9 million of principal in March 2011, satisfying all four quarterly principal payments required in 2011 and a portion of the payments required in 2012. As a result of the calculation of Consolidated Excess Cash Flow for 2011, the Company prepaid $4.8 million of principal in March 2012, satisfying the remaining quarterly principal payments required in 2012 and a portion of the payments required in 2013. At BHFS LLC’s option, the term loans bear interest at either i) the greater of the Federal Funds Rate plus 0.5% or Prime (the Base Rate) plus 3.0%, or ii) LIBOR (the Eurodollar Rate) plus 4.0%. Prior to May 28, 2011, the third anniversary of the agreement, both the Base Rate and Eurodollar Rate were subject to floors of 4.5% and 3.5%, respectively. At December 31, 2012, $346.1 million was outstanding in term loans. The interest rate on the outstanding term loans was 4.2% at December 31, 2012. The weighted average interest rate for the years ended December 31, 2011 and 2012 was 5.6% and 4.3%, respectively. In 2009, BHFS LLC entered into an interest rate cap agreement with a bank to hedge changes in LIBOR over the term of the agreement such that the maximum interest BHFS LLC would be subject to would be 7.0% plus the spread of 4.0%. The agreement expires June 30, 2014. The interest rate cap is carried at fair value and is included in other assets on the consolidated balance sheets. The interest rate cap, which had an original cost of $1.0 million, had a fair value of less than $0.1 million at December 31, 2012. Changes in the fair value of the interest rate cap were recorded in interest expense, which were an increase to interest expense of $0.6 million and $0.1 million in the years ended December 31, 2011 and 2012, respectively.

•

$85 million Series C New Term Loans—The entire $85.0 million available under the incremental facility was borrowed in May 2012. Principal repayments of $212,500 were due quarterly and commenced June 30, 2012, with the final payment due on May 23, 2017. At BHFS LLC’s option, the new term loans bear interest at either i) the greater of the Federal Funds Rate plus 0.5% or Prime (the Base Rate) plus 3.25%, or ii) LIBOR (the Eurodollar Rate) plus 4.25%. Both the Base Rate and Eurodollar Rate were subject to floors of 2.0% and 1.0%, respectively. At December 31, 2012, $84.4 million of Series C new term loans were outstanding and the interest rate on the outstanding loans was 5.3%.

Debt outstanding under the Credit and Guaranty Agreement was secured by substantially all of the assets of the Company’s subsidiaries located in the United States, and was guaranteed by all of the Company’s wholly-owned U.S.-based subsidiaries. The Credit and Guaranty Agreement required that the Company maintain compliance with specified financial ratios and other covenants, including a minimum interest coverage ratio, a maximum total leverage ratio, a maximum capital expenditures requirement, and certain limitations on additional indebtedness, and the acquisitions and dispositions of assets. Amounts outstanding under the Credit and Guaranty Agreement were also subject to mandatory prepayment provisions based on cash flow generation, certain asset sales, or additional debt.

Deferred Financing Fees

The Company incurred financing fees of $29.4 million in connection with the 2008 debt agreements and the 2012 Series C new term loans. These fees were being amortized over the terms of the related debt instruments and such amortization is included in interest expense. Amortization expense relating to these deferred financing costs for the years ended December 31, 2011 and 2012 was $3.4 million and $3.7 million, respectively.

The revolving credit facility and the Tranche B term loans were issued with original issue discount (OID) of $20.5 million; the Series C new term loans issued in May 2012 were issued with OID of $0.4 million. The OID was amortized over the stated term of each facility with amounts amortized in each period included in interest expense. For the years ended December 31, 2011 and 2012 the total amount of amortized OID included in interest expense was $2.9 million and $3.1 million, respectively.

Note Purchase Agreements and Indentures

The Note Purchase Agreements and respective Indentures consisted of:

•

$300 million of Senior Subordinated Notes: The senior subordinated notes were issued by BHFS LLC on May 28, 2008, bearing a fixed annual interest rate of 11.5% computed on the basis of a 360-day year and twelve 30-day months. Interest was payable quarterly and the senior subordinated notes mature and were payable in full on May 28, 2018. The senior subordinated notes were guaranteed by all of the Company’s wholly-owned US-based subsidiaries.

•

$110 million of Senior Notes: The senior notes were issued by Capital Corp. on May 28, 2008, bearing a fixed annual interest rate of 13.0% computed on the basis of a 360-day year and twelve 30-day months. Interest was payable quarterly in arrears and the senior notes mature and were payable in full on November 28, 2018. At Capital Corp.’s option, interest due on or before May 28, 2013, was payable in cash or by such interest being added to the principal. At December 31, 2012, the Company had $197.8 million of aggregate principal amount of the senior notes outstanding, which included the interest that has been added to the principal. The senior notes were not guaranteed by any of the Company’s subsidiaries. Accumulated interest in the amount of $87.8 million added to the principal was due in 2013; however, since the Company used a portion of the proceeds from its initial public offering in 2013 to repay that liability, the amount was presented as a long-term liability at December 31, 2012.

The Indentures and the Note Purchase Agreements do not contain any financial maintenance covenants.

10.	REDEEMABLE NON-CONTROLLING INTEREST

In July 2011, and as discussed in Note 1, the Company acquired a 63% ownership interest of a company in the Netherlands. The Company acquired the remaining 37% interest by acquiring 18.5% in November 2012 and the remaining 18.5% on December 31, 2013.

The operating results of the company in the Netherlands are included in the Company’s consolidated results of operations with the non-controlling interest and the net income attributable to the Company presented separately. The minority ownership interest by the previous owners is presented as redeemable non-controlling interest on the consolidated balance sheet in the periods prior to the acquisition of the remaining interest on December 31, 2013.

The redeemable non-controlling interest was measured at fair value at the date of acquisition and was reviewed at each subsequent reporting period and adjusted, as needed, to reflect its then redemption value. No adjustments were recorded.

The acquisition by the Company of 18.5% interest on November 23, 2012 for $3.9 million and of the remaining 18.5% interest on December 31, 2013 for $4.1 million was treated as an equity transaction and the difference between the acquisition price and carrying value of the redeemable non-controlling interest was recorded as an adjustment to additional paid in capital. The accumulated other comprehensive income associated with the additional acquired interest was also recorded as equity of the Company.

The following is a reconciliation of the changes in the redeemable non-controlling interest for the years ended December 31, 2013 and 2012 (in thousands):

	Years ended December 31,
	2013	2012
Balance at beginning of the period	$8,126	$15,527
Sale of 18.5% of interest to BHFS	(8,204)	(7,994)
Net (loss) income attributable to non-controlling interest	(279)	347
Effect of foreign currency translation	357	246

Balance at end of period	$—	$8,126

11.	INCOME TAXES

Income (loss) before income taxes consists of the following (in thousands):

	Years ended December 31,
	2013	2012	2011
United States	$5,109	$6,882	$3,973
Foreign	(298)	4,870	1,614

Total	$4,811	$11,752	$5,587

Income tax (benefit) expense consists of the following (in thousands):

	Years ended December 31,
	2013	2012	2011
Current tax expense (benefit)
Federal	$10,546	$8,102	$(2,063)
State	591	2,361	1,517
Foreign	(5,260)	4,434	7,120

	5,877	14,897	6,574
Deferred tax (benefit) expense
Federal	(9,080)	(9,048)	(1,292)
State	(1,179)	(1,453)	523
Foreign	(3,151)	(1,153)	(4,980)

	(13,410)	(11,654)	(5,749)

Income tax (benefit) expense	$(7,533)	$3,243	$825

The following is a reconciliation of the U.S. Federal statutory rate to the effective rate on pretax income (in thousands):

	Years ended December 31,
	2013	2012	2011
Federal tax expense computed at statutory rate	$1,684	$4,113	$1,956
State tax (benefit) expense, net of federal tax	(193)	416	1,502
Valuation allowance, net	3	23	(5,018)
Permanent differences and other, net	(234)	551	236
Change in tax rate	(94)	12	(1,599)
Change to uncertain tax positions, net	(4,850)	(869)	4,166
Foreign rate differential	(3,849)	(1,003)	(418)

Income tax (benefit) expense	$(7,533)	$3,243	$825

Significant components of the Company’s net deferred tax liability are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Current deferred tax assets:
Reserve on assets	$869	$679
Liabilities not yet deductible	10,874	10,095
Deferred revenue	708	430
Other	496	207

	12,947	11,411
Valuation allowance	(6)	(45)

Net current deferred tax assets	12,941	11,366
Non-current deferred tax assets:
Net operating loss and credit carryforwards	1,983	1,918
Liabilities not yet deductible	14,264	12,806
Deferred revenue	1,090	737
Stock-based compensation	11,663	9,641
Deferred financing costs	—	1,018
Other	2,519	2,410

	31,519	28,530
Valuation allowance	(1,046)	(1,037)

Net non-current deferred tax assets	30,473	27,493

Total net deferred tax assets	43,414	38,859
Deferred tax liabilities:
Intangible assets	(152,462)	(158,426)
Depreciation	(17,805)	(17,814)

Total deferred tax liabilities	(170,267)	(176,240)

Net deferred tax liability	$(126,853)	$(137,381)

During 2013, the overall deferred tax liability has decreased, primarily due to the book to tax difference in the treatment of amortization of intangible assets and stock-based compensation.

The Company has foreign net operating losses of $9.5 million and has recorded an associated deferred tax asset totaling $1.5 million. Deferred tax assets associated with state net operating losses total $0.5 million. The net operating losses in foreign jurisdictions will begin to expire in 2031 or can be carried forward indefinitely. The net operating losses in the various states have expiration dates through 2031. In jurisdictions in which the Company has not had a history of profitability, the Company has recorded a valuation allowance of $1.0 million associated with foreign net operating losses totaling $7.8 million included in the total above.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability of approximately $3.2 million related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $27.6 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Beginning balance	$7,412	$7,933	$4,420
Additions for tax positions of prior years	540	474	4,392
Additions for tax positions of current year	—	879	557
Settlements	(1,110)	(474)	(1,436)
Reductions for tax positions of prior years	(4,108)	(845)	—
Lapses of statutes of limitations	(712)	(778)	—
Effect of foreign currency adjustments	12	223	—

Ending balance	$2,034	$7,412	$7,933

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s current provision for income tax expense for the years ended December 31, 2013, 2012, and 2011 included $0.1 million, $0.3 million, and $0.8 million, respectively, of interest and penalties related to tax positions of the Company. The liability for total interest and penalties at December 31, 2013 and 2012 was $1.6 million and $2.6 million, respectively, and is included in other long-term liabilities. During the fourth quarter of 2013, the Company partially reduced its reserve for uncertain tax positions due to the lapse in the statute of limitations for prior tax filings. Additionally, the Company received correspondence from a government representative of a foreign jurisdiction settling a tax matter for prior years. A tax payment was made and amendments were made to previous filings; as a result, the excess uncertain tax benefit related to this matter was reduced during the second quarter of 2013.

The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is $1.5 million. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, or if applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.0 million.

The Company and its domestic subsidiaries are subject to U.S. Federal income tax as well as multiple state jurisdictions. U.S. Federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for Federal income tax returns is three years. The Company’s filings for 2010 through 2013 are subject to audit based upon the Federal statute of limitations. The Company received notification, in the fourth quarter of 2013, from the Internal Revenue Service, concerning the audit of 2011 which is in the beginning stages.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There were no significant settlements of state audits during 2013. As of December 31, 2013, there were two income tax audits in process and the tax years from 2008 to 2013 are subject to audit.

The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Canada, Ireland, and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to seven years.

12.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock and Preferred Stock

Prior to the Offering, the Company had Class L and Class A common stock outstanding. The Company’s Class L common stock was classified outside of permanent equity as the timing of the conversion or redemption event was outside of the control of the Company. In December 2012, the Company’s controlling shareholder effectively fixed the conversion ratio and the Class L common stock was re-measured to its final redemption amount using the fixed conversion ratio and the estimated fair value at that time.

In connection with the 1–for–1.9704 reverse split of its Class A common stock and as determined by its holders, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock on January 11, 2013, and immediately reclassified those shares as well as all outstanding shares of Class A common stock into common stock. As a result of the reclassification of Class A common stock to common stock, all references to “Class A common stock” have been changed to “common stock” for all periods presented.

The following table reflects the changes in Class L common stock for the three years ended December 31, 2013 (in thousands, except share data):

	Shares Issued	Shares Outstanding	Amount
Class L common stock, balance at December 31, 2010	1,318,442	1,317,053	$699,533
Issuance of Class L common stock	528	528	47
Accretion of Class L preferred return	—	—	72,842

Class L common stock, balance at December 31, 2011	1,318,970	1,317,581	772,422
Issuance of Class L common stock	18,610	18,610	1,675
Repurchase of Class L common stock	—	(9,076)	(4,643)
Retirement of treasury stock	(10,465)	—	—
Accretion of Class L preferred return	—	—	84,647

Class L common stock, balance at December 31, 2012	1,327,115	1,327,115	854,101
Conversion of Class L common stock into Common Stock	(1,327,115)	(1,327,115)	(854,101)

Class L common stock, balance at December 31, 2013	—	—	$—

On January 30, 2013, the Company completed the Offering and, after the exercise of the underwriters’ overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock.

The Company also authorized 25 million shares of undesignated preferred stock in 2013 for issuance, of which none were issued as of December 31, 2013. The Company’s board of directors has the authority, without further action by stockholders, to issue up to 25 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of December 31, 2013 no shares of preferred stock were outstanding.

Treasury Stock

There were no stock repurchases during the years ended December 31, 2013 and 2011. During the year ended December 31, 2012, the Company repurchased a total of 41,454 shares of common stock. The Company accounts for treasury stock under the cost method. On September 21, 2012, the Company retired all of its treasury stock, resulting in a $0.6 million reduction in common treasury stock and additional paid-in capital.

Equity Incentive Plan

The Company has the 2012 Omnibus Long-Term Incentive Plan (“the Plan”), which became effective on January 24, 2013, and allows for the issuance of equity awards of up to 5 million shares of common stock. As of December 31, 2013, there were approximately 4.5 million shares of common stock available for grant.

The Company also had an incentive compensation plan (the “2008 Equity Incentive Plan”) which, as amended in March 2012, was authorized to issue 150,000 shares of Class L common stock and 1.5 million shares of Class A common stock. As discussed in Note 1, “Organization and Significant Accounting Policies,” the Company effected a 1–for–1.9704 reverse split of its Class A common stock. Therefore, all previously reported options to purchase Class A shares and the related exercise prices in the accompanying financial statements and related notes have been retroactively adjusted to reflect the reverse stock split. No additional options will be granted under the 2008 Equity Incentive Plan. However, all outstanding options continue to be governed by their existing terms.

In addition, on January 11, 2013, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of its Class L common stock, reclassified those shares, as well as all outstanding shares of Class A common stock, into common stock. All outstanding options to purchase Class L common stock have been converted into options to acquire common stock using the 35.1955 conversion ratio with a corresponding adjustment to the exercise price.

Stock options granted under the Plan are subject to a service condition and expire between seven and ten years from date of grant or termination of the holder’s employment with the Company, unless such termination was due to death, disability or retirement, unless otherwise determined by the Administrator of the Plan. The majority of the options have a requisite service period of five years, with 40% of the options vesting on the second anniversary of the date of grant and 20% vesting on each of the third, fourth and fifth anniversaries, or have ratable or cliff vesting at the end of three years.

On March 9, 2012, the Board of Directors approved the exchange of existing stock options to acquire common stock for options to acquire a combination of common stock and shares of Class L common stock (the “stock option exchange”). Options to purchase a total of 711,389 shares of common stock were exchanged as of

May 2, 2012 for options to acquire 90,630 shares of Class L common stock and 413,953 shares of common stock, based on an exchange ratio of options to purchase approximately 7.9 shares of common stock for a new option to purchase one share of Class L common stock and 4.6 shares of common stock. The exercise price for each new award was $511.51 per share of Class L common stock and $12.00 per share of common stock. All option holders were subject to the exchange. This transaction was accounted for as a modification and resulted in approximately $19.0 million of additional compensation expense, of which approximately $13.4 million was recognized in 2012 related to the requisite service period already fulfilled, and approximately $5.0 million was recognized upon the closing of the Offering in January 2013, related to this performance requirement and the requisite service period fulfilled. The remaining incremental expense for stock options granted with a service condition is recognized on a straight-line basis over the remaining requisite service period of each separately vesting tranche. At December 31, 2013, there was approximately $0.4 million of expense remaining to be recognized in relation to the stock option exchange, which will be recognized over approximately 2 years.

Stock-Based Compensation

The Company recognized the impact of stock-based compensation in its consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 and did not capitalize any amounts on the consolidated balance sheets. In the years ended December 31, 2013, 2012, and 2011, the Company recorded stock-based compensation expense of $10.7 million, $17.6 million, and $1.2 million, respectively, in selling, general and administrative expenses in the consolidated statements of operations, which generated an income tax benefit of $4.3 million, $7.1 million , and $0.5 million, respectively.

The stock-based compensation expense for the year ended December 31, 2013 includes $5.0 million associated with options to purchase 1.3 million shares of common stock that had been issued under the 2008 Equity Incentive Plan, which vested upon the effectiveness of the Offering on January 24, 2013. The stock compensation expense for the year ended December 31, 2012 includes $13.4 million related to the stock option exchange, $3.5 million related primarily to the vested portion of option awards granted during the period, with the remaining $0.7 million related to option awards granted in prior years.

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

On January 11, 2013, the options to purchase shares of Class L common stock were converted into options to purchase common stock based on a conversion factor of 35.1955 with a corresponding adjustment to the exercise price. The following table reflects stock option activity for the continuation options for the year ended December 31, 2013:

	Weighted Average Remaining Contractual Life in Years	Class L Shares		Common Stock		Aggregate Intrinsic Value (In millions)
		Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	0.5	4,581	$90.00	20,924	$4.93

Conversion of Class L common stock (1)		(4,581)	90.00	161,221	2.56
Exercised		—	—	(182,145)	2.83	$5.1

Outstanding and Exercisable at December 31, 2013	—	—	$—	—	$—	$—

(1)	Represents the conversion of Class L common stock into 35.1955 shares of common stock on January 11, 2013.

The aggregate intrinsic value represents the net amount that would have been received by the option holders had they exercised all of their outstanding options and those which were fully vested on that date.

The total aggregate intrinsic value of exercised continuation options was $8.4 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively, based on the fair value of Class L common shares of $511.51 and $472.70, respectively, and based on the fair value of common stock of $12.00 and $17.77, respectively.

The fair value of each stock option of common stock and Class L shares granted was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years ended December 31,
	2013	2012		2011
	Common Stock	Class L Shares	Common Stock	Common Stock
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	44.3%	79.2%	79.2%	82.0%
Risk free interest rate	1.0%	0.68%	0.68%	1.2%
Expected life of options (years)	5.27	4.16	4.16	3.47
Weighted average fair value per share of options granted during the period	$10.24	$291.83	$6.84	$10.40

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in January 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the years ended December 31, 2013, 2012 and 2011, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.

The table below reflects stock option activity under the Company’s equity plan for the year ended December 31, 2013.

	Weighted Average Remaining Contractual Life in Years	Class L Shares		Common Stock
		Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2013	6.8	122,077	$511.51	557,464	$12.00

Conversion of Class L common stock (1)		(122,077)	511.51	4,296,576	14.54
Granted		—	—	475,772	25.22
Exercised		—	—	(734,550)	14.27	$15.4
Forfeited		—	—	(40,152)	14.25

Outstanding at December 31, 2013	6.1	—	$—	4,555,110	$15.39	$97.3
Exercisable at December 31, 2013	5.3	—	$—	2,890,848	$14.24	$65.0
Vested and expected to vest at December 31, 2013	6.1	—	$—	4,471,921	$15.35	$95.6

(1)	Represents the conversion of Class L common stock into 35.1955 shares of common stock on January 11, 2013.

The fair value (pre-tax) of options that vested during the years ended December 31, 2013, 2012, and 2011 were $9.1 million, $4.9 million, and $0.8 million, respectively.

As of December 31, 2013, there was $7.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over the remaining requisite service period. The weighted average remaining requisite service period was approximately two years at December 31, 2013.

Cash received by the Company from the exercise of stock options for the years ended December 31, 2013, 2012 and 2011 was $11.0 million, $2.1 million, and $0.1 million, respectively. The actual tax benefits realized from the tax deductions for option exercises were $5.9 million, $3.4 million, and $0.1 million in the years ended December 31, 2013, 2012, and 2011, respectively. The Company realizes a tax deduction upon the exercise of non-qualified stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount of the compensation recognized for tax purposes is based on the difference between the market value of the common stock and the option price at the date the options are exercised. Tax benefits related to the exercise of the continuation options were credited to goodwill as they had been previously expensed by the Predecessor.

13.	EARNINGS PER SHARE

As the Company had both Class L and common stock outstanding and the Class L common stock has a preference with respect to all liquidation distributions, net (loss) earnings per share is calculated using the two-class method, which requires the allocation of earnings to each class of common stock.

The numerator in calculating Class L basic and diluted earnings per share represents changes in the redemption value of the Class L shares during each period. The numerator in calculating common stock basic and diluted earnings per share is an amount equal to consolidated net income less the Class L preference amount and Class L pro rata share amount, if any.

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

	Years ended December 31,
	2013	2012	2011
Net income—basic and diluted	$12,623	$8,162	$4,759
Accretion of Class L preference	—	79,211	71,568
Accretion of Class L preference for vested options	—	5,436	1,274

Net income (loss) available to common shareholders	$12,623	$(76,485)	$(68,083)

Allocation of net income (loss) to common shareholders:
Class L	$—	$79,211	$71,568
Common stock	$12,623	$(76,485)	$(68,083)
Weighted average number of common shares:
Class L—basic and diluted	—	1,326,206	1,317,273
Common stock:
Basic	62,659,264	6,058,512	6,016,733
Dilutive effect of stock options	1,849,772	—	—

Diluted	64,509,036	6,058,512	6,016,733
Earnings (loss) per common share:
Class L—basic and diluted	$—	$59.73	$54.33
Common stock:
Basic	$0.20	$(12.62)	$(11.32)
Diluted	$0.20	$(12.62)	$(11.32)

As of December 31, 2013, 2012, and 2011, options outstanding to purchase 0.1 million shares, 0.6 million shares and 0.8 million shares of common stock were excluded from diluted earnings per share since their effect was anti-dilutive, which may be dilutive in the future. As of December 31, 2012 and 2011, options outstanding to purchase 0.1 million shares and 23,191 shares of Class L common stock were excluded from diluted earnings per share since their effect was anti-dilutive, which may be dilutive in the future.

14.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various office equipment, child care and early education center facilities and office space under non-cancelable operating leases. Most of the leases expire within ten years and many contain renewal options for various periods. Rent expense for the years ended December 31, 2013, 2012, and 2011 totaled $76.8 million, $62.8 million and $57.6 million, respectively.

Future minimum payments under non-cancelable operating leases as of December 31, 2013 are as follows for the years ending December 31 (in thousands):

2014	$77,719
2015	75,351
2016	69,870
2017	63,192
2018	58,015
Thereafter	327,117

Total future minimum lease payments	$671,264

Long-Term Debt

Future minimum payments of long-term debt are as follows for the years ending December 31 (in thousands):

2014	$7,900
2015	7,900
2016	7,900
2017	7,900
2018	7,900
Thereafter	742,600

Total future principal payments	$782,100

Overdraft Facilities

Our wholly-owned subsidiary in the Netherlands maintains a multi-purpose revolving credit facility with a Dutch bank to support working capital, letter of credit requirements, and the construction and fitting out of new child care centers. The current account facility is secured by a right of offset against all accounts maintained at the lending bank and by an additional pledge of certain equipment. Availability under the €5.2 million facility declines in monthly increments of €0.25 million beginning on July 1, 2013 to €3.45 million at January 1, 2014. At December 31, 2013, there was €0.5 million (approximately $0.7 million) outstanding and currently due under the facility. There is no stated maturity or termination date on the facility, however, the bank may terminate the line of credit at any time at its discretion. There were 21 letters of credit outstanding under this general facility as of December 31, 2013 that were used to guarantee certain rent payments for up to €0.7 million (approximately $1.0 million). No amounts have been drawn against these letters of credit. At December 31, 2013, there was €2.5 million available for borrowing under the facility, after letters of credit outstanding. The weighted average interest rate for the years ended December 31, 2013 and 2011 was 5.61% and 5.95%, respectively. At December 31, 2012, there were no amounts outstanding under the facility.

The Company’s subsidiaries in the United Kingdom maintain an overdraft facility with a U.K. bank to support local short-term working capital requirements. The overdraft facility is repayable upon demand from the U.K. bank. The facility provides maximum borrowings of £0.3 million (approximately $0.4 million at December 31, 2013) and is secured by a cross guarantee by and among the Company’s subsidiaries in the United Kingdom and a right of offset against all accounts maintained by the subsidiaries at the lending bank. The overdraft facility bears interest at the U.K. bank’s base rate plus 2.15%. At December 31, 2013 and 2012, there were no amounts outstanding under the overdraft facility.

Letters of Credit

The Company has 22 letters of credit outstanding used to guarantee certain rent payments for up to $1.1 million, including the letters of credits referenced in Note 9. No amounts have been drawn against these letters of credit.

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

The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees. To be eligible for the 401(k) Plan, an employee must be at least 20.5 years of age and have completed their eligibility period of 60 days and 160 hours of service from date of hire. If they do not meet the 160 hours of service requirement, they may be eligible at 12 months provided they have reached 1,000 hours of service from date of hire. The 401(k) Plan is funded by elective employee contributions of up to 50% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. Expense under the plan, consisting of Company contributions and plan administrative expenses paid by the Company, totaled approximately $2.1 million, $2.0 million and $1.8 million for each of the years ended December 31, 2013, 2012 and 2011.

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

The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Year ended December 31, 2013
Revenue	$1,049,854	$144,432	$24,490	$1,218,776
Amortization of intangible assets	29,048	725	302	30,075
Income from operations (1)	67,287	39,710	2,037	109,034
Year ended December 31, 2012
Revenue	$922,214	$130,082	$18,642	$1,070,938
Amortization of intangible assets	25,906	725	302	26,933
Income from operations (2)	60,154	33,863	1,447	95,464
Year ended December 31, 2011
Revenue	$844,595	$114,502	$14,604	$973,701
Amortization of intangible assets	25,178	1,947	302	27,427
Income from operations	58,950	28,669	(783)	86,836

(1)	For the year ended December 31, 2013, income from operations includes expenses incurred in connection with the Offering completed in January 2013, including a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC, and $5.0 million for certain stock options that vested upon completion of the Offering, allocated on a proportionate basis to each segment, $4.0 million of acquisition-related expenses related to full-service center-based care and $1.3 million of costs associated with secondary offerings of common shares ($15.1 million to full service center-based care, $1.9 million to back-up dependent care, and $0.8 million to other educational advisory services).
(2)	For the year ended December 31, 2012, income from operations includes expenses incurred in connection with the modification of stock options in the amount of $15.1 million and expenses incurred in connection with the Offering completed in January 2013 in the amount of $1.8 million, allocated on a proportionate basis to each segment ($12.5 million to full service center-based care, $3.1 million to back-up dependent care, and $1.3 million to other educational advisory services).

Revenue and long-lived assets by geographic region are as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Revenue
North America	$980,537	$901,210	$843,645
Europe and other	238,239	169,728	130,056

Total Revenue	$1,218,776	$1,070,938	$973,701

	December 31,
	2013	2012
Long-lived assets
North America	$260,483	$230,807
Europe and other	130,411	109,569

Total long-lived assets	$390,894	$340,376

The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “Europe and other” includes the Company’s United Kingdom, Netherlands,

Ireland, and India operations. Revenues in the United States were $975.5 million in 2013, $896.1 million in 2012, and $838.7 million in 2011. Revenues in the United Kingdom were $204.7 million in 2013, $136.1 million in 2012, and $110.5 million in 2011. Long-lived assets were $257.8 million and $227.8 million, at December 31, 2013 and 2012, respectively, in the United States, and $108.9 million and $92.3 million at December 31, 2013 and 2012, respectively, in the United Kingdom. Revenue and long-lived assets associated with other countries were not material.

17.	TRANSACTIONS WITH RELATED PARTIES

The Company had a management agreement with Bain Capital Partners LLC (“the Sponsor”), which provided for annual payments of $2.5 million through May 2018. In connection with the Offering, the Company and the Sponsor terminated the management agreement in exchange for a $7.5 million payment from the Company to the Sponsor, which is included in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2013. As of December 31, 2013, investment funds affiliated with the Sponsor hold approximately 64.2% of the Company’s common stock.

18.	QUARTERLY RESULTS (UNAUDITED)

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of the results of any future quarter.

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In thousands)
Revenue	$280,123	$310,813	$308,663	$319,177
Gross profit	65,790	75,425	68,505	71,216
Income from operations	15,437	35,397	27,789	30,411
Net (loss) income	(50,781)	24,507	14,942	23,676
Net (loss) income attributable to Bright Horizons Family Solutions Inc (1)	(50,743)	24,579	15,044	23,743
Allocation of net (loss) income to common stockholders – basic and diluted:
Class L	—	—	—	—
Common stock	(50,743)	24,579	15,044	23,743
Earnings (loss) per share:
Class L – basic and diluted	$—	$—	$—	$—
Common stock – basic	$(0.91)	$0.38	$0.23	$0.36
Common stock – diluted	$(0.91)	$0.37	$0.23	$0.35

(1)	Net loss for the quarter ended March 31, 2013 includes a loss of $63.7 million from the extinguishment of debt. Refer to Note 9, “Credit Arrangements and Debt Obligations”, for additional details.

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In thousands)
Revenue	$258,122	$271,463	$267,927	$273,426
Gross profit	58,020	64,553	60,092	63,105
Income from operations	26,104	16,061	25,355	27,944
Net income (loss)	3,590	(1,914)	2,606	4,227
Net income (loss) attributable to Bright Horizons Family Solutions Inc	3,509	(1,967)	2,446	4,174
Allocation of net income (loss) to common stockholders – basic and diluted:
Class L	18,513	19,590	20,298	20,810
Common stock	(15,070)	(25,482)	(18,521)	(17,412)
Earnings (loss) per share:
Class L – basic and diluted	$13.99	$14.76	$15.30	$15.68
Class stock – basic and diluted	$(2.49)	$(4.20)	$(3.06)	$(2.87)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, such disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework and criteria established in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Management excluded from its assessment of internal control over financial reporting Kidsunlimited, which was acquired on April 10, 2013 and Children’s Choice, which was acquired on July 22, 2013, whose combined total assets and combined revenues constituted 7.3% and 5.8%, respectively, of the consolidated financial statements as of and for the year ended December 31, 2013.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of December 31, 2013.

David H. Lissy, age 48, has served as a director of the Company since 2001 and as Chief Executive Officer of the Company since January 2002. Mr. Lissy served as Chief Development Officer of the Company from 1998 until January 2002. He also served as Executive Vice President from June 2000 to January 2002. He joined Bright Horizons in August 1997 and served as Vice President of Development until the merger with CorporateFamily Solutions, Inc. in July 1998. Prior to joining Bright Horizons, Mr. Lissy served as Senior Vice President/General Manager at Aetna U.S. Healthcare, the employee benefits division of Aetna, Inc., in the New England region. His experience prior to joining the Company, his leadership at the Company and at many charitable, business services, and educational organizations, including his current service on the boards of the March of Dimes, Altegra Health, Jumpstart and Ithaca College, provides him with the experience and management skills necessary to serve as a director of the Company.

Mary Ann Tocio, age 65, has served as a director of the Company since November 2001 and as Chief Operating Officer of the Company since its inception in 1998. She was appointed President in June 2000. Ms. Tocio joined Bright Horizons in 1992 as Vice President and General Manager of Child Care Operations, and served as Chief Operating Officer from November 1993 until the merger with CorporateFamily Solutions, Inc. in July 1998. Ms. Tocio has more than thirty years of experience managing multi-site service organizations, twenty years of which were with the Company. She was previously the Senior Vice President of Operations for Health Stop Medical Management, Inc., a national provider of ambulatory care and occupational health services. Ms. Tocio also currently serves as a member of the board of directors of Harvard Pilgrim Health Care, a health benefits and insurance organization, and Horizons for Homeless Children, a non-profit organization that provides support for homeless children and their families. Ms. Tocio served as a member of the board of directors of Mac-Gray Corporation, a provider of laundry facilities management services, from 2006 to 2013. Her public company board experience and expertise with managing growing organizations render her an invaluable resource as a director.

Elizabeth J. Boland, age 54, has served as Chief Financial Officer of the Company since June 1999. Ms. Boland joined Bright Horizons in September 1997 and served as Chief Financial Officer and, subsequent to the merger between Bright Horizons and CorporateFamily Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. From 1994 to 1997, Ms. Boland was Chief Financial Officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as Vice President-Finance for Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. From 1981 to 1990, she worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager.

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

Danroy T. Henry, Sr., age 47, has served as the Chief Human Resource Officer since December 2007. Mr. Henry joined Bright Horizons in May 2004 as the Senior Vice President of Global Human Resources. From 2001 to 2004, Mr. Henry was the Executive Vice President for FleetBoston Financial where he had responsibility for the metropolitan Boston consumer banking market. Prior to 2001 Mr. Henry served roles in human resources management at Blinds To Go Superstores, Staples, Inc. and Pepsi Cola Company. Mr. Henry is the past board chair of the North East Human Resources Association and has served on the board of the Society of Human Resource management foundation. He is also currently the chair and co-founder of the DJ Dream Fund.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 31, 2013 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial statements: All financial statements are included in Part II, Item 8 of this report.

2.	Financial statement schedules: All other financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits:

Exhibit Number	Exhibit Title

2.1*	Share Sale and Purchase Agreement among Lydian Capital Partners LP and Others and BHFS Two Limited, dated May 10, 2012 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on November 9, 2012)

2.2*	Share Purchase Agreement among Lloyds Development Capital (Holdings) Limited and Others, BHFS Two Limited and Kidsunlimited Group Limited, dated April 10, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 11, 2013)

3.1*	Form of Second Restated Certificate of Incorporation of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

3.2*	Form of Restated By-laws of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

4.1*	Form of Amended and Restated Registration Rights Agreement among Bright Horizons Family Solutions Inc., Bright Horizons Capital Corp., Bright Horizons Family Solutions LLC, and certain stockholders of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on January 14, 2013)

4.2*	Indenture for the 13.0% Senior Notes due 2018 between Bright Horizons Capital Corp. and Wilmington Trust Company as Trustee, dated May 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

4.3*	Indenture for the 11.5% Senior Subordinated Notes due 2018 between Bright Horizons Family Solutions LLC (f/k/a Bright Horizons Family Solutions, Inc.) and Wilmington Trust Company as Trustee, dated May 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

4.4*	Initial Supplemental Indenture among Bright Horizons Family Solutions LLC (f/k/a Bright Horizons Family Solutions, Inc.), Bright Horizons Capital Corp., the Guarantors named therein, and Wilmington Trust Company as Trustee, dated May 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.1*	Bright Horizons Family Solutions Inc. (f/k/a Bright Horizons Solutions Corp.) 2008 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

Exhibit Number	Exhibit Title

10.2*	Amendment to Bright Horizons Family Solutions Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(1) to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on January 14, 2013)

10.3*	Credit Agreement, dated as of January 30, 2013, among Borrower, Holdings, Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, and certain other lenders (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K dated February 4, 2013)

10.4*	Form of Non-Statutory Time-Based Option Award under the 2008 Equity Incentive Plan(incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed October 24, 2012)

10.5*	Form of Non-Statutory Performance-Based Option Award under the 2008 Equity Incentive Plan(incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.6*	Form of Non-Statutory Continuation Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.7*	Management Agreement among Bright Horizons Solutions Corp., Bright Horizons Capital Corp., Bright Horizons Family Solutions LLC and Bain Capital Partners, LLC dated May 28, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.8*	Form of Director Stock Option Award under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(1) to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on November 9, 2012)

10.9*	Form of Employee Stock Option Award under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(2) to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on November 9, 2012)

10.10*	Bright Horizons Family Solutions Inc. 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed March 26, 2013)

10.11*	Bright Horizons Family Solutions Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on November 9, 2012)

10.12*	Form of Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and David Lissy, Chief Executive Officer (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.13*	Form of Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Mary Ann Tocio, President and Chief Operating Officer (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.14*	Form of Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Elizabeth Boland, Chief Financial Officer (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

Exhibit Number	Exhibit Title

10.15*	Form of Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Linda Mason, Chairman of the Board of Directors (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.16*	Deferred Grant Agreement between Bright Horizons Family Solutions LLC (f/k/a Bright Horizons Family Solutions, Inc.) and David Lissy, dated May 29, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.17*	Deferred Grant Agreement between Bright Horizons Family Solutions LLC (f/k/a Bright Horizons Family Solutions, Inc.) and Mary Ann Tocio, dated May 29, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.18*	Deferred Grant Agreement between Bright Horizons Family Solutions LLC (f/k/a Bright Horizons Family Solutions, Inc.) and Elizabeth Boland, dated May 29, 2008 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.19*	Deferred Grant Agreement between Bright Horizons Family Solutions LLC (f/k/a Bright Horizons Family Solutions, Inc.) and Linda Mason, dated May 29, 2008 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.20*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.21*	Form of Amended and Restated Stockholders Agreement among Bright Horizons Family Solutions Inc., Bright Horizons Capital Corp., Bright Horizons Family Solutions LLC, and the investors named therein (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.22*	Credit and Guaranty Agreement among Bright Horizons Family Solutions LLC, as successor in interest to Bright Horizons Family Solutions, Inc., and certain of its subsidiaries, Bright Horizons Capital Corp., Goldman Sachs Credit Partners, L.P., as Syndication Agent, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and the Lenders from time to time party thereto, dated May 28, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.23*	Amendment No. 1 to Credit and Guaranty Agreement among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., and the Lenders party thereto, dated July 14, 2011 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.24*	Amendment No. 2 to Credit and Guaranty Agreement among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., and the Lenders party thereto, dated May 23, 2012 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.25*	Joinder Agreement by and among Goldman Sachs Credit Partners L.P., Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., the Guarantors defined therein, and General Electric Capital Corporation, dated May 23, 2012 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

Exhibit Number	Exhibit Title

10.26*	Amended and Restated Lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers, LLC, dated December 1, 2009 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.27*	Assignment and Assumption of Lease and Novation Agreement among the President and Fellows of Harvard College, Enterprise Mobile, Inc. and Bright Horizons Children’s Centers LLC, dated June 15, 2011 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.28*	First Amendment to Amended and Restated Lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers LLC, dated July 25, 2011 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.29*	Second Amendment to Amended and Restated lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers LLC, dated September 30, 2012 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

21.1	Subsidiaries of Bright Horizons Family Solutions Inc.

23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	previously filed

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2014

Bright Horizons Family Solutions Inc.

By:	/s/ David Lissy
Name:	David Lissy
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda Mason Linda Mason	Chair of the Board	March 25, 2014

/s/ David Lissy David Lissy	Director, Chief Executive Officer (Principal Executive Officer)	March 25, 2014

/s/ Elizabeth Boland Elizabeth Boland	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2014

/s/ Mary Ann Tocio Mary Ann Tocio	Director, President and Chief Operating Officer	March 25, 2014

/s/ Lawrence Alleva Lawrence Alleva	Director	March 25, 2014

/s/ Joshua Bekenstein Joshua Bekenstein	Director	March 25, 2014

/s/ Roger Brown Roger Brown	Director	March 25, 2014

/s/ E. Townes Duncan E. Townes Duncan	Director	March 25, 2014

/s/ Jordan Hitch Jordan Hitch	Director	March 25, 2014

/s/ David Humphrey David Humphrey	Director	March 25, 2014

/s/ Marguerite Kondracke Marguerite Kondracke	Director	March 25, 2014

/s/ Sara Lawrence-Lightfoot Sara Lawrence-Lightfoot	Director	March 25, 2014