Form 10-Q
period 2014-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2014-05-09
CIK 1437578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014.

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

As of April 18, 2014, the Company had 65,644,394 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

FORM 10-Q

March 31, 2014

Item 1. Condensed Consolidated Financial Statements (unaudited)

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$75,734	$29,585
Accounts receivable—net	59,361	78,691
Prepaid expenses and other current assets	40,950	44,021
Current deferred income taxes	12,956	12,873

Total current assets	189,001	165,170
Fixed assets—net	393,467	390,894
Goodwill	1,096,567	1,096,283
Other intangibles—net	427,356	435,060
Deferred income taxes	229	236
Other assets	14,892	15,027

Total assets	$2,121,512	$2,102,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,900	$7,900
Accounts payable and accrued expenses	104,686	107,626
Deferred revenue	117,110	119,260
Other current liabilities	11,814	20,302

Total current liabilities	241,510	255,088
Long-term debt	755,101	756,323
Deferred rent and related obligations	38,860	37,467
Other long-term liabilities	22,518	19,006
Deferred revenue	8,692	5,761
Deferred income taxes	139,893	139,888

Total liabilities	1,206,574	1,213,533

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 65,580,844 shares issued and outstanding at March 31, 2014; 65,302,814 shares issued and outstanding at December 31, 2013	66	65
Additional paid-in capital	1,278,425	1,270,198
Accumulated other comprehensive income	2,941	1,416
Accumulated deficit	(366,494)	(382,542)

Total stockholders’ equity	914,938	889,137

Total liabilities and stockholders’ equity	$2,121,512	$2,102,670

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenue	$332,155	$280,123
Cost of services	255,006	214,333

Gross profit	77,149	65,790
Selling, general and administrative expenses	35,404	43,605
Amortization of intangible assets	7,734	6,748

Income from operations	34,011	15,437
Loss on extinguishment of debt	—	(63,682)
Interest income	15	21
Interest expense	(8,742)	(13,289)

Income (loss) before income taxes	25,284	(61,513)
Income tax (expense) benefit	(9,236)	10,732

Net income (loss)	16,048	(50,781)
Net loss attributable to non-controlling interest	—	(38)

Net income (loss) attributable to Bright Horizons Family Solutions Inc.	$16,048	$(50,743)

Earnings (loss) per common share:
Common stock—basic	$0.24	$(0.91)
Common stock—diluted	$0.24	$(0.91)
Weighted average number of common shares outstanding:
Common stock—basic	65,407,851	55,797,534
Common stock—diluted	67,209,378	55,797,534

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Net income (loss)	$16,048	$(50,781)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,525	(12,068)

Total other comprehensive income (loss)	1,525	(12,068)

Comprehensive income (loss)	17,573	(62,849)
Less: Comprehensive loss attributable to non-controlling interest	—	(283)

Comprehensive income (loss) attributable to Bright Horizons Family Solutions Inc.	$17,573	$(62,566)

See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,048	$(50,781)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,615	16,446
Amortization of original issue discount and deferred financing costs	753	502
Loss on extinguishment of debt	—	63,682
Interest paid in kind	—	2,143
Gain (loss) on foreign currency transactions	69	(37)
Non-cash revenue and other	(80)	(80)
Loss on disposal of fixed assets	292	471
Stock-based compensation	2,385	6,620
Deferred rent	780	839
Deferred income taxes	(88)	(70)
Changes in assets and liabilities:
Accounts receivable	19,353	5,015
Prepaid expenses and other current assets	3,995	(14,595)
Accounts payable and accrued expenses	(3,301)	3,498
Deferred revenue	826	14,704
Accrued rent and related obligations	554	941
Other assets	154	1,157
Other current and long-term liabilities	(9,714)	1,815

Net cash provided by operating activities	51,641	52,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(14,431)	(22,192)
Proceeds from disposal of fixed assets	140	—
Settlement of purchase price for prior year acquisition	175	—

Net cash used in investing activities	(14,116)	(22,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt, net of issuance costs of $20.6 million	—	769,360
Extinguishment of long-term debt	—	(972,468)
Proceeds from initial public offering, net of issuance costs of $20.6 million	—	234,944
Principal payments of long-term debt	(1,975)	(1,975)
Proceeds from issuance of common stock upon exercise of options	3,985	1,672
Proceeds from issuance of restricted stock	4,709	—
Tax benefit from stock-based compensation	1,858	1,736

Net cash provided by financing activities	8,577	33,269

Effect of exchange rates on cash and cash equivalents	47	(721)

Net increase in cash and cash equivalents	46,149	62,626
Cash and cash equivalents—beginning of period	29,585	34,109

Cash and cash equivalents—end of period	$75,734	$96,735

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,000	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$8,283	$9,806
Cash payments of taxes	$8,218	$4,327

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

The Company provides its center-based child care services under two general business models: a profit and loss (“P&L) model, where the Company assumes the financial risk of operating a child care center; and a cost-plus model, where the Company is paid a fee by an employer client for managing a child care center on a cost-plus basis. The P&L model is further classified into two subcategories: (i) a sponsor model, where Bright Horizons provides child care and early educational services on either an exclusive or priority enrollment basis for employees of a specific employer sponsor; and (ii) a lease/consortium model, where the Company provides child care and early education services to the employees of multiple employers located within a specific real estate development (for example, an office building or office park), as well as to families in the surrounding community. In both our cost-plus and sponsor P&L models, the development of a new child care center, as well as ongoing maintenance and repair, is typically funded by an employer sponsor with whom the Company enters into a multi-year contractual relationship. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services for their employees. Under each model type, the Company retains responsibility for all aspects of operating the child care and early education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.

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

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2014 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the interim periods ended March 31, 2014 and 2013 have been prepared by the Company, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of March 31, 2014 and the results of its consolidated operations and consolidated cash flows for the interim periods ended March 31, 2014 and 2013, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

On June 19, 2013 and March 25, 2014, certain of the Company’s shareholders completed the sale of 9.8 million and 7.9 million shares, respectively, of the Company’s stock in secondary offerings (“the Secondaries”). The Company did not receive proceeds from the sale of shares in the Secondaries. The Company incurred $0.6 million during the year ended December 31, 2013 in relation to the 2013 secondary offering, as well as $0.6 million during the three months ended March 31, 2014 in relation to the 2014 secondary offering, which are included in selling, general and administrative expenses.

2. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Beginning balance at December 31, 2013	$912,134	$160,145	$24,004	$1,096,283
Adjustments to prior year acquisitions	(315)	—	(173)	(488)
Effect of foreign currency translation	655	117	—	772

Balance at March 31, 2014	$912,474	$160,262	$23,831	$1,096,567

The Company also has intangible assets, which consist of the following at March 31, 2014 and December 31, 2013 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
March 31, 2014
Definite-lived intangibles:
Customer relationships	14.5 years	$400,330	$(161,353)	$238,977
Trade names	8.1 years	6,099	(1,761)	4,338
Non-compete agreements	5 years	56	(41)	15

		406,485	(163,155)	243,330

Indefinite-lived intangibles:
Trade names	N/A	184,026	—	184,026

		$590,511	$(163,155)	$427,356

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2013
Definite-lived intangibles:
Customer relationships	14.5 years	$400,481	$(153,939)	$246,542
Trade names	8.1 years	6,072	(1,542)	4,530
Non-compete agreements	5 years	54	(39)	15

		406,607	(155,520)	251,087

Indefinite-lived intangibles:
Trade names	N/A	183,973	—	183,973

		$590,580	$(155,520)	$435,060

The Company estimates that it will record amortization expense related to intangible assets existing as of March 31, 2014 as follows over the next five years (in thousands):

Estimated amortization expense
Remainder of 2014	$21,022
2015	$26,235
2016	$25,271
2017	$24,589
2018	$23,676

3. ACQUISITIONS

As part of the Company’s growth strategy to expand through strategic and synergistic acquisitions, the Company has made the following acquisitions in the year ended December 31, 2013. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from the assembled workforce acquired.

2013 Acquisitions

Children’s Choice Learning Centers, Inc.

On July 22, 2013, the Company acquired the outstanding shares of Children’s Choice Learning Centers, Inc., an operator of 49 employer-sponsored child care centers throughout the United States, for cash consideration of $50.8 million, inclusive of certain adjustments. The purchase price was financed with available cash on hand and funds available under the Company’s revolving credit facility, which were repaid in the fourth quarter of 2013.

The purchase price for this acquisition has been allocated based on preliminary estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At acquisition date as reported September 30, 2013	Measurement period adjustments	At acquisition date as reported March 31, 2014
Accounts receivable	$981	$(126)	$855
Prepaid expenses and other assets	334	411	745
Fixed assets	5,637	535	6,172
Intangible assets	12,800	(1,190)	11,610
Goodwill	38,818	(2,303)	36,515

Total assets acquired	58,570	(2,673)	55,897

Accounts payable and accrued expenses	(3,441)	(801)	(4,242)
Deferred revenue and parent deposits	(885)	18	(867)

Total liabilities assumed	(4,326)	(783)	(5,109)

Purchase price	$54,244	$(3,456)	$50,788

The allocation of the purchase price consideration was based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) as the Company gathers additional information regarding the assets acquired and the liabilities assumed for the final settlement of the purchase price. During the three months ended March 31, 2014, the Company made adjustments to the purchase accounting for this acquisition consisting primarily of an increase to the estimated adjustment to the purchase price for the final settlement of working capital from $2.6 million to $3.5 million, which reduced goodwill and increased the corresponding amounts receivable recorded in other current assets.

The Company recorded goodwill of $36.5 million, which will be deductible for tax purposes as permitted under federal tax rules. Goodwill related to this acquisition is reported within the full service center-based care segment.

Intangible assets consist primarily of $11.3 million of customer relationships that will be amortized over approximately eleven years.

Kidsunlimited Group Limited

On April 10, 2013, the Company entered into a share purchase agreement with Lloyds Development Capital (Holdings) Limited and Kidsunlimited Group Limited pursuant to which it acquired 100% of Kidsunlimited, an operator of 64 nurseries throughout the United Kingdom for cash consideration of $68.9 million, subject to certain adjustments. The purchase price was financed with available cash on hand.

The purchase price for this acquisition has been allocated based on estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At acquisition date as reported June 30, 2013	Measurement period adjustments	At acquisition date as reported March 31, 2014
Cash	$4,888	$—	$4,888
Accounts receivable	1,809	—	1,809
Prepaid expenses and other assets	2,509	—	2,509
Fixed assets	13,901	(192)	13,709
Favorable leases	—	2,892	2,892
Intangible assets	17,442	765	18,207
Goodwill	55,349	(2,372)	52,977

Total assets acquired	95,898	1,093	96,991

Accounts payable and accrued expenses	(9,450)	3,798	(5,652)
Unfavorable leasehold interests	(1,759)	(5,325)	(7,084)
Deferred revenue	(12,853)	8,378	(4,475)
Other current liabilities	—	(8,378)	(8,378)
Deferred taxes	(2,735)	245	(2,490)

Total liabilities assumed	(26,797)	(1,282)	(28,079)

Purchase price	$69,101	$(189)	$68,912

The Company recorded goodwill of $53.0 million, which will not be deductible for tax purposes. Goodwill related to this acquisition is reported within the full service center-based care segment.

Intangible assets consist primarily of $15.9 million of customer relationships that will be amortized over approximately eight years. A deferred tax liability of $4.0 million was recorded related to the intangible assets for which the amortization is not deductible for tax purposes.

Pro Forma Information

The operating results for each of the acquisitions are included in the consolidated results of operations from the respective dates of acquisition. The following table presents consolidated pro forma information as if the acquisitions of Children’s Choice Learning Centers, Inc. and Kidsunlimited had occurred on January 1, 2012 (in thousands):

Pro forma (Unaudited)
Three Months Ended March 31, 2013
Revenue	$308,599
Net (loss) income attributable to Bright Horizons Family Solutions Inc.	$(49,396)

The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased amortization expense related to the acquired intangible assets.

These acquired businesses contributed total revenues of $30.4 million in the three months ended March 31, 2014. The Company has also determined that the presentation of net income for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

4. BORROWING ARRANGEMENTS

Outstanding borrowings were as follows at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Term loans	$780,125	$782,100
Deferred financing costs and original issue discount	(17,124)	(17,877)

Total debt	763,001	764,223
Less current maturities	7,900	7,900

Long-term debt	$755,101	$756,323

The effective interest rate for the term loans was 4.0% at March 31, 2014, which was the weighted average interest rate for the three months ended March 31, 2014. There were no borrowings outstanding on the revolving credit facility at March 31, 2014 with the full facility available for borrowings. The weighted average interest rate for the revolving credit facility was 5.0% for the three months ended March 31, 2014.

The Company incurred financing fees of $12.7 million and original issue discount costs of $7.9 million in connection with this refinance. These fees are being amortized over the terms of the related debt instruments. Amortization expense of deferred financing costs and original issue discount costs in the three months ended March 31, 2014 was $0.5 million and $0.3 million, respectively, which is included in interest expense.

The future principal payments under the new term loan at March 31, 2014 are as follows (in thousands):

Remainder of 2014	$5,925
2015	7,900
2016	7,900
2017	7,900
2018	7,900
Thereafter	742,600

$780,125

5. EARNINGS (LOSS) PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period.

Earnings per share is calculated using the two-class method, which requires the allocation of earnings to each class of common stock outstanding and to unvested share-based payment awards that participate in dividends with common stock, also referred to herein as unvested participating shares.

The Company’s unvested share-based payment awards include unvested shares awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The restricted stock awards vest at the end of three years. The unvested shares participate equally in dividends. See Note 6 for a discussion of the current year unvested stock awards and issuances.

Earnings per Share - Basic

The following table sets forth the computation of earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended March 31,
	2014	2013
Basic earnings per share:
Net income (loss) attributable to Bright Horizons Family Solutions Inc.	$16,048	$(50,743)

Allocation of net income (loss) to common stockholders:
Common stock	$15,988	$(50,743)
Unvested participating shares	60	—

	$16,048	$(50,743)

Weighted average number of common shares:
Common stock	65,407,851	55,797,534
Unvested participating shares	245,107	—

Earnings (loss) per share:
Common stock	$0.24	$(0.91)

Earnings per Share - Diluted

The Company calculates diluted earnings per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended March 31,
	2014	2013
Diluted earnings per share:
Earnings allocated to common stock	$15,988	$(50,743)
Plus earnings allocated to unvested participating shares	60	—
Less adjusted earnings allocated to unvested participating shares	(58)	—

Earnings allocated to common stock	$15,990	$(50,743)

Weighted average number of common shares:
Common stock	65,407,851	55,797,534
Dilutive effect of stock options	1,801,527	—

	67,209,378	55,797,534

Earnings (loss) per share:
Common stock	$0.24	$(0.91)

Options outstanding to purchase 0.9 million shares and 5.2 million shares of common stock were excluded from diluted earnings per share for the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively, since their effect was anti-dilutive, which may be dilutive in the future.

6. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Treasury Stock

On March 28, 2014, the Board of Directors of the Company authorized the potential repurchase of up to $225.0 million of its common stock. No purchases have been made under this program as of March 31, 2014.

Equity Incentive Plan

The Company has the 2012 Omnibus Long-Term Incentive Plan (the “Plan”), which became effective on January 24, 2013, and allows for the issuance of equity awards of up to 5 million shares of common stock. As of March 31, 2014, there were approximately 3.5 million shares of common stock available for grant.

During the three months ended March 31, 2014, the Company granted options to purchase 814,127 shares of common stock at a weighted average price of $36.29 per share that have ratable or cliff vesting over one to five years. The weighted average fair value of options granted during the three months ended March 31, 2014 was $11.10 per share. The fair value of each option to purchase common stock was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 30.0%; risk free interest rate of 1.82%; and expected life of options of 5.3 years.

Restricted stock awards are also granted at the discretion of the Board of Directors as allowed under the Plan. During the three months ended March 31, 2014, 259,525 shares of restricted stock were granted to certain senior managers and key employees, which vest at the end of three years and are accounted for as nonvested stock. The restricted stock was sold for a price equal to 50% of the fair value of the stock at the date of grant. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. Stock-based compensation expense for restricted stock awards is calculated based on the fair value of the award on the date of grant, which will be recognized on a straight line basis over the requisite service period. At March 31, 2014, there were 259,525 unvested shares of restricted stock outstanding, which were legally issued at the date of grant but are not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled.

The Company recorded stock-based compensation expense of $2.4 million in selling, general and administrative expenses during the three months ended March 31, 2014.

At March 31, 2014, there was $18.3 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans, which is expected to be recognized over the remaining requisite service period.

7. INCOME TAXES

Our effective income tax rates were 36.5% and 17.4% for the three months ended March 31, 2014 and 2013, respectively. Our effective income tax rate is based upon estimated income before income taxes for the year, the geographical composition of the income and estimated permanent tax adjustments. The effective income tax rate for the three months ended March 31, 2013 varied from the statutory rate due to the greater impact of permanent adjustments on a lower income before income taxes in 2013. The income was lower in 2013 resulting from the loss on extinguishment of debt, the Sponsor termination fee and the performance-based stock compensation expense in 2013.

The effective tax rate may fluctuate from quarter to quarter for various reasons, including discrete items such as settlement of foreign, Federal and State tax issues.

The Company’s unrecognized tax benefits were $2.0 million at March 31, 2014 and December 31, 2013. Interest and penalties related to unrecognized tax benefits were $1.6 million at March 31, 2014 and December 31, 2013.

The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.0 million, exclusive of interest and penalties.

The Company and its domestic subsidiaries are subject to U.S. Federal income tax as well as multiple state jurisdictions. U.S. Federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for Federal income tax returns is three years. The Company’s filings for 2010 through 2013 are subject to audit based upon the Federal statute of limitations and there is an ongoing audit of the 2011 tax year.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There were no significant settlements of state audits during the first quarter of 2014. As of March 31, 2014, there were two income tax audits in process and the tax years from 2008 to 2013 are subject to audit.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The fair value of the Company’s financial instruments approximates their carrying value. As of March 31, 2014, the Company’s long-term debt had a book value of $780.1 million and a fair value of $781.1 million using quoted market prices and a model that considers observable inputs (level 2 inputs).

Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at March 31, 2014.

9. SEGMENT INFORMATION

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

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Three months ended March 31, 2014
Revenue	$287,024	$37,456	$7,675	$332,155
Amortization of intangible assets	7,406	181	147	7,734
Income from operations (1)	22,011	11,692	308	34,011
Three months ended March 31, 2013
Revenue	$242,250	$33,161	$4,712	$280,123
Amortization of intangible assets	6,491	181	76	6,748
Income (loss) from operations (2)	8,872	7,467	(902)	15,437

(1)	For the quarter ended March 31, 2014, income from operations includes secondary offering expenses of $0.6 million which has been allocated to full service center-based care.
(2)	For the quarter ended March 31, 2013, income from operations includes expenses incurred in connection with the Offering, including a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC, and $5.0 million for certain stock options that vested upon completion of the Offering, allocated on a proportionate basis to each segment ($9.8 million to full service center-based care, $1.9 million to back-up dependent care, and $0.8 million to other educational services).

10. TRANSACTIONS WITH RELATED PARTIES

The Company had a management agreement with Bain Capital Partners LLC (the “Sponsor”), which provided for annual payments of $2.5 million through May 2018. In connection with the Offering, the Company and the Sponsor terminated the management agreement in exchange for a $7.5 million payment from the Company to the Sponsor, which is included in selling, general and administrative expenses in the accompanying statement of operations for the three months ended March 31, 2013. As of March 31, 2014, investment funds affiliated with the Sponsor hold approximately 51.7% of our common stock.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those listed below and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013:

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

Introduction and Overview

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of revenue for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,
	2014	%	2013	%
Revenue	$332,155	100.0%	$280,123	100.0%
Cost of services (1)	255,006	76.8%	214,333	76.5%

Gross profit	77,149	23.2%	65,790	23.5%
Selling, general and administrative expenses (2)	35,404	10.7%	43,605	15.6%
Amortization	7,734	2.3%	6,748	2.4%

Income from operations	34,011	10.2%	15,437	5.5%
Loss on extinguishment of debt	—	—%	(63,682)	-22.7%
Net interest expense and other	(8,727)	-2.6%	(13,268)	-4.7%

Income (loss) before income tax	25,284	7.6%	(61,513)	-22.0%
Income tax (expense) benefit	(9,236)	-2.8%	10,732	3.8%

Net income (loss)	$16,048	4.8%	$(50,781)	-18.1%

Adjusted EBITDA (3)	$57,341	17.3%	$48,515	17.3%

Adjusted income from operations (3)	$34,561	10.4%	$29,404	10.5%

Adjusted net income (3)	$22,651	6.8%	$15,567	5.6%

(1)	Cost of services consists of direct expenses associated with the operation of child care centers, and direct expenses to provide back-up dependent care services, including fees to back-up care providers, and educational advisory services. Direct expenses consist primarily of salaries, taxes and benefits for personnel, food costs, program supplies and materials, parent marketing and facilities costs, which include occupancy costs and depreciation.
(2)	Selling, general and administrative (“SGA”) expenses consist primarily of salaries, payroll taxes and benefits (including stock compensation costs) for corporate, regional and business development personnel. Other overhead costs include information technology, occupancy costs for corporate and regional personnel, professional services fees, including accounting and legal services, and other general corporate expenses.
(3)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income (loss) below.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue. Revenue increased $52.0 million, or 18.6%, to $332.2 million for the three months ended March 31, 2014 from $280.1 million for the same period in the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3% to 4%. Revenue generated by full service center-based care services in the three months ended March 31, 2014 increased by $44.8 million, or 18.5%, when compared to the same period in 2013. Revenue generated by back-up dependent care services in the three months ended March 31, 2014 increased by $4.3 million, or 13.0%, when compared to the same period in 2013. Additionally, revenue generated by other educational advisory services in the three months ended March 31, 2014 increased by $3.0 million, or 62.9%, when compared to the same period in 2013.

Our acquisitions of Kidsunlimited, an operator of 64 centers in the United Kingdom on April 10, 2013, and Children’s Choice Learning Centers, Inc. (“Children’s Choice”), an operator of 49 centers in the United States on July 22, 2013, contributed approximately $30.4 million of revenue in the three months ended March 31, 2014. At March 31, 2014, we operated 881 child care and early education centers compared to 773 centers at March 31, 2013.

Cost of Services. Cost of services increased $40.7 million, or 19.0%, to $255.0 million for the three months ended March 31, 2014 when compared to the same period in the prior year. Cost of services in the full service center-based care services segment increased $37.4 million, or 19.5%, to $229.6 million in 2014. Personnel costs typically represent approximately 70-75% of total cost of services for this segment, and personnel costs increased 15.2% as a result of a 20.0% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 30.5% in connection with the enrollment growth at new and existing centers, and the incremental occupancy costs associated with centers that have been added since March 31, 2013. Cost of services in the back-up dependent care segment increased $1.4 million, or 7.0%, to $20.6 million in the three months ended March 31, 2014, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $1.9 million, or 64.8%, to $4.8 million in the three months ended March 31, 2014 due to personnel and technology costs related to the incremental sales of these services.

Gross Profit. Gross profit increased $11.4 million, or 17.3%, to $77.1 million for the three months ended March 31, 2014 when compared to the same period in the prior year, and as a percentage of revenue, decreased to 23.2% in the three months ended March 31, 2014 compared to 23.5% in the three months ended March 31, 2013. The increase in gross profit is primarily due to contributions from new and acquired centers as well as increased enrollment in our mature and ramping P&L centers and expanded back-up services revenue with proportionately lower direct cost of services. The increase was partially offset by training and integration costs of the acquisitions completed in 2014, as well as costs associated with additional lease model centers opened in 2013 and 2014.

Selling, General and Administrative Expenses (“SGA”). SGA decreased $8.2 million, or 18.8%, to $35.4 million for the three months ended March 31, 2014 compared to $43.6 million for the same period in the prior year, and as a percentage of revenue decreased to 10.7% from 15.6% in the same period in the prior year. Results for the three months ended March 31, 2014 included $0.6 million of costs associated with a secondary offering. Results for the three months ended March 31, 2013 included a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC (“Sponsor termination fee”), a $5.0 million stock-based compensation charge for certain stock options that vested upon completion of the Offering (“performance-based stock compensation charge”) and approximately $1.5 million of costs related to the acquisition of Kidsunlimited, which was completed on April 10, 2013. After taking these respective charges into account, SGA increased over the comparable period due to continued investments in technology and marketing, incremental overhead associated with the operations of acquired businesses, an increase in compensation costs, as well as routine increases in SGA costs.

Amortization. Amortization expense on intangible assets increased to $7.7 million for the three months ended March 31, 2014, from $6.7 million for the three months ended March 31, 2013, due to acquisitions made in 2013.

Income from Operations. Income from operations increased by $18.6 million, or 120.3%, to $34.0 million for the three months ended March 31, 2014 when compared to the same period in 2013. Income from operations was 10.2% of revenue for the three months ended March 31, 2014, compared to 5.5% of revenue for the three months ended March 31, 2013. The increase in income from operations was due to the following:

•	In the full service center-based care segment, income from operations increased $13.2 million for the three months ended March 31, 2014. Results for the three months ended March 31, 2014 included $0.6 million of acquisition related costs. Results for the three months ended March 31, 2013 included a proportionate share of the sponsor termination fee and performance-based stock compensation charge discussed above of $9.8 million, and costs of $1.5 million related to the acquisition of Kidsunlimited. In addition to these items, income from operations increased over the comparable period due to the tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since March 31, 2013.

•	Income from operations for the back-up dependent care segment increased $4.2 million in the three months ended March 31, 2014. Results for the three months ended March 31, 2013 included a proportionate share of the Sponsor termination fee and performance-based stock compensation charge discussed above of $1.9 million. In addition to these items, income from operations improved in the three months ended March 31, 2014 due to the expanding revenue base.

•	Income from operations in the other educational advisory services segment increased $1.2 million for the three months ended March 31, 2014 compared to the same period in 2013. Results for the three months ended March 31, 2013 included a proportionate share of the Sponsor termination fee and performance-based stock compensation charge discussed above of $0.8 million.

Loss on Extinguishment of Debt. In connection with the refinancing of all of our existing debt on January 30, 2013, we recorded a loss on extinguishment of debt of $63.7 million, which included the redemption premiums and the write-off of existing deferred financing costs.

Net Interest Expense and Other. Net interest expense and other decreased to $8.7 million for the three months ended March 31, 2014 from $13.3 million for the same period in 2013 due to the debt refinancing completed on January 30, 2013, which reduced the borrowings outstanding as well as the interest rate on such borrowings.

Income Tax Expense. We recorded income tax expense of $9.2 million during the three months ended March 31, 2014 compared to an income tax benefit of $10.7 million during the comparable period in the prior year. The effective rate increased to 36.5% for the three months ended March 31, 2014 compared to 17.4% in the three months ended March 31, 2013. This increase was due to the minimal impact of similar permanent differences on higher projected pre-tax income for the year ending December 31, 2014. The impact of the permanent items in 2013 was more significant in relation to the lower level of pre-tax income in the period.

Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $8.8 million, or 18.2%, and $5.2 million, or 17.5%, respectively, for the three months ended March 31, 2014 over the comparable period in 2013 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers, as well as growth in the back-up dependent care business, offset by increases in SGA spending.

Adjusted Net Income. Adjusted net income increased $7.1 million, or 45.5%, for the three months ended March 31, 2014 when compared to the comparable period in 2013 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth. Adjusted net income also increased due to the reduction in interest expense associated with the refinancing of our debt in January 2013.

A reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations and adjusted net income are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$16,048	$(50,781)
Interest expense, net	8,727	13,268
Income tax expense (benefit)	9,236	(10,732)
Depreciation	11,881	9,698
Amortization of intangible assets (a)	7,734	6,748

EBITDA	53,626	(31,799)
Additional Adjustments:
Straight-line rent expense (b)	780	839
Stock compensation expense (c)	2,385	6,620
Sponsor management fee (d)	—	7,674
Loss on extinguishment of debt (e)	—	63,682
Expenses related to secondary offering	550	—
Acquisition-related costs (f)	—	1,499

Total adjustments	3,715	80,314

Adjusted EBITDA	$57,341	$48,515

Income from operations	$34,011	$15,437
Performance-based stock compensation (c)	—	4,968
Sponsor termination fee (d)	—	7,500
Expenses related to secondary offering	550	—
Acquisition-related costs (f)	—	1,499

Adjusted income from operations	$34,561	$29,404

Net income (loss)	$16,048	$(50,781)
Income tax expense (benefit)	9,236	(10,732)

Income (loss) before tax	25,284	(61,513)
Stock compensation expense (c)	2,385	6,620
Sponsor management fee (d)	—	7,674
Amortization of intangible assets (a)	7,734	6,748
Loss on extinguishment of debt (e)	—	63,682
Expenses related to secondary offering	550	—
Acquisition-related costs (f)	—	1,499

Adjusted income before tax	35,953	24,710
Income tax expense (g)	(13,302)	(9,143)

Adjusted net income	$22,651	$15,567

(a)	Represents amortization of intangible assets, including $5.0 million for the three months ended March 31, 2014 and 2013 associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)	Represents rent in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases.
(c)	Represents non-cash stock-based compensation expense, including performance-based stock compensation charge in 2013.
(d)	Represents fees paid to our Sponsor under a management agreement, including the Sponsor termination fee.
(e)	Represents redemption premiums and write off of unamortized debt issue costs and original issue discount associated with indebtedness that was repaid in connection with a refinancing.

(f)	Represents costs associated with the acquisition of businesses.
(g)	Represents income tax expense calculated on adjusted income before tax at the effective rate of 37.0% in 2014 and 2013.

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

Non-GAAP earnings (loss) per share

On January 30, 2013, the Company completed an initial public offering (“the Offering”) and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. On January 11, 2013, the Company effected a 1–for–1.9704 reverse split of its Class A common stock. In addition, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of its Class L common stock, reclassified those shares as well as all outstanding shares of Class A common stock, into common stock. As a result of the reclassification of Class A common stock to common stock, all references to “Class A common stock” have been changed to “common stock” for all periods presented. The number of common shares used in the calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share for the three months ended March 31, 2013 give effect to the conversion of all weighted average outstanding shares of Class L common stock at the conversion factor of 35.1955 common shares for each Class L share, as if the conversion was completed at the beginning of the period.

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

	Three Months Ended March 31,
	2014	2013
	(In thousands, except share data)
Diluted earnings (loss) per pro forma common share:
Net income (loss)	$16,048	$(50,781)

Pro forma weighted average number of common shares—diluted:
Weighted average number of Class L shares over period in which Class L shares were outstanding (1)	—	1,327,115
Adjustment to weight Class L shares over respective period	—	(1,179,658)

Weighted average number of Class L shares over period	—	147,457
Class L conversion factor	—	35.1955

Weighted average number of converted Class L common shares	—	5,189,831
Weighted average number of common shares	65,407,851	55,797,534

Pro forma weighted average number of common shares—basic	65,407,851	60,987,365
Incremental dilutive shares (2)	1,801,527	—

Pro forma weighted average number of common shares—diluted	67,209,378	60,987,365

Diluted earnings (loss) per pro forma common share	$0.24	$(0.83)

Diluted adjusted earnings per pro forma common share:
Adjusted net income	$22,651	$15,567

Pro forma weighted average number of common shares—basic	65,407,851	60,987,365
Incremental dilutive shares (2)	1,801,527	1,763,218

Pro forma weighted average number of common shares—diluted	67,209,378	62,750,583

Diluted adjusted earnings per pro forma common share	$0.34	$0.25

(1)	The weighted average number of Class L shares in the actual Class L earnings per share calculation for the three months March 31, 2013 represents the weighted average from the beginning of the period up through the date of conversion of the Class L shares into common shares. As such, the pro forma weighted average number of common shares includes an adjustment to the weighted average number of Class L shares outstanding to reflect the length of time the Class L shares were outstanding prior to conversion relative to the respective three month periods. The converted Class L shares are already included in the weighted average number of common shares outstanding for the period after their conversion.
(2)	Represents the dilutive effect of stock options using the treasury stock method. For purposes of the diluted loss per pro forma common share for the three months ended March 31, 2013, there is no dilutive effect since there was a loss recorded during the period.

Liquidity and Capital Resources

Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our $100.0 million revolving credit facility. No amounts were outstanding at March 31, 2014 or December 31, 2013 under the revolving credit facility.

We had a working capital deficit of $52.5 million and $89.9 million at March 31, 2014 and December 31, 2013, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments.

On January 30, 2013, we completed our initial public offering (the Offering), raising $234.9 million, net of expenses, underwriting discounts and commissions, including the exercise of the underwriters’ overallotment option which was completed on February 21, 2013. We used the net proceeds of our Offering and certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes. The $790.0 million senior secured term loan has a maturity date in 2020 and is part of an $890.0 million senior credit facility, which includes a $100.0 million revolving credit facility due 2018.

On March 28, 2014, the Board of Directors of the Company approved a $225 million repurchase program of its common stock. No shares of common stock have been re-acquired as of March 31, 2014.

We believe that funds provided by operations, our existing cash and cash equivalent balances and borrowings available under our revolving line of credit will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions. However, if we were to undertake any significant acquisitions or investments in the purchase of facilities for new or existing child care and early education centers, which requires financing beyond our existing borrowing capacity, it may be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, or at all. As part of our growth strategy, and in addition to making capital expenditures, we expect to continue to make selective acquisitions, which may vary in size and which are less predictable in terms of the timing of the capital requirements.

Cash Flows

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$51,641	$52,270
Net cash used in investing activities	$(14,116)	$(22,192)
Net cash provided by financing activities	$8,577	$33,269
Cash and cash equivalents (beginning of period)	$29,585	$34,109
Cash and cash equivalents (end of period)	$75,734	$96,735

Cash Provided by Operating Activities

Cash provided by operating activities was $51.6 million for the three months ended March 31, 2014, compared to $52.3 million for the same period in 2013. Net income increased by $66.8 million, offset by a decrease in adjustments for non-cash expenses including depreciation, amortization and the loss on extinguishment of debt of $63.7 million recorded in the prior year.

Cash Used in Investing Activities

Cash used in investing activities was $14.1 million for the three months ended March 31, 2014, compared to $22.2 million for the same period in 2013, and related specifically to fixed asset additions, arising from the addition of new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings.

Cash Provided by Financing Activities

Cash provided by financing activities amounted to $8.6 million for the three months ended March 31, 2014 compared to $33.3 million for the same period in 2013. Cash provided by financing activities for the three months ended March 31, 2014 consisted principally of proceeds from the exercise of options to purchase common stock of $4.0 million, proceeds from the issuance of restricted stock of $4.7 million, and the tax benefit of stock compensation in the amount of $1.9 million, offset by quarterly principal installments of $2.0 million on our debt.

On January 30, 2013, we used the net proceeds of our Offering and certain proceeds from the exercise of the underwriter’s overallotment, as well as certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the proceeds from the new senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes.

Debt

Outstanding borrowings were as follows at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Term loans	$780,125	$782,100
Less: Deferred financing costs and original issue discount	(17,124)	(17,877)

Total debt	763,001	764,223
Less: Current maturities	7,900	7,900

Long-term debt	$755,101	$756,323

The $890.0 million senior secured credit facilities include the following terms:

•	$790.0 million secured term loan facility with a maturity date in 2020;

•	$100.0 million revolving credit facility with a maturity date in 2018, of which there were no borrowings outstanding at March 31, 2014, and the entire amount was available for borrowings as of that date; and

•	applicable margin percentages for the loan facilities of 2.0% per annum for base rate loans and 3.0% per annum for LIBOR rate loans provided that the base rate for the term loan may not be lower than 2.0% and LIBOR may not be lower than 1.0%.

•	Principal payments of $2.0 million are due quarterly with the final payment due on January 30, 2020.

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

The credit agreement governing the new senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at March 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2013, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. Controls and Procedures

As of March 31, 2014, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control—Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

Date:	May 9, 2014	By:	/s/ David Lissy
David Lissy
Chief Executive Officer