Form 10-Q
period 2014-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2014-08-08
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2014.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number: 001-35780
 __________________________________________________
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
(Exact name of Registrant as specified in its charter)
__________________________________________________

Delaware	80-0188269
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

200 Talcott Avenue South Watertown, MA	02472
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (617) 673-8000
__________________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒
As of July 28, 2014, the Company had 66,020,905 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
June 30, 2014

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$112,283	$29,585
Accounts receivable—net	58,084	78,691
Prepaid expenses and other current assets	41,286	44,021
Current deferred income taxes	13,028	12,873
Total current assets	224,681	165,170
Fixed assets—net	400,724	390,894
Goodwill	1,104,406	1,096,283
Other intangibles—net	421,877	435,060
Deferred income taxes	239	236
Other assets	14,555	15,027
Total assets	$2,166,482	$2,102,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,900	$7,900
Accounts payable and accrued expenses	112,415	107,626
Deferred revenue	113,504	119,260
Other current liabilities	16,236	20,302
Total current liabilities	250,055	255,088
Long-term debt	753,879	756,323
Deferred rent and related obligations	40,278	37,467
Other long-term liabilities	22,351	19,006
Deferred revenue	8,196	5,761
Deferred income taxes	139,995	139,888
Total liabilities	1,214,754	1,213,533

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 65,994,227 and 65,302,814 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	66	65
Additional paid-in capital	1,288,012	1,270,198
Accumulated other comprehensive income	8,430	1,416
Accumulated deficit	(344,780)	(382,542)
Total stockholders’ equity	951,728	889,137
Total liabilities and stockholders’ equity	$2,166,482	$2,102,670
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$348,100	$310,813	$680,255	$590,936
Cost of services	264,986	235,388	519,992	449,721
Gross profit	83,114	75,425	160,263	141,215
Selling, general and administrative expenses	33,204	32,426	68,608	76,031
Amortization of intangible assets	7,375	7,602	15,109	14,350
Income from operations	42,535	35,397	76,546	50,834
Loss on extinguishment of debt	—	—	—	(63,682)
Interest income	11	39	26	60
Interest expense	(8,625)	(8,963)	(17,367)	(22,252)
Income (loss) before income taxes	33,921	26,473	59,205	(35,040)
Income tax (expense) benefit	(12,207)	(1,966)	(21,443)	8,766
Net income (loss)	21,714	24,507	37,762	(26,274)
Net loss attributable to non-controlling interest	—	(72)	—	(110)
Net income (loss) attributable to Bright Horizons Family Solutions Inc.	$21,714	$24,579	$37,762	$(26,164)

Earnings (loss) per common share:
Common stock—basic	$0.33	$0.38	$0.57	$(0.43)
Common stock—diluted	$0.32	$0.37	$0.56	$(0.43)
Weighted average number of common shares outstanding:
Common stock—basic	65,772,698	64,732,730	65,590,275	60,265,132
Common stock—diluted	67,456,880	66,635,484	67,333,130	60,265,132
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$21,714	$24,507	$37,762	$(26,274)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,489	104	7,014	(11,964)
Total other comprehensive income (loss)	5,489	104	7,014	(11,964)
Comprehensive income (loss)	27,203	24,611	44,776	(38,238)
Less: Comprehensive income (loss) attributable to non-controlling interest	—	51	—	(232)
Comprehensive income (loss) attributable to Bright Horizons Family Solutions Inc.	$27,203	$24,560	$44,776	$(38,006)
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,762	$(26,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,950	34,601
Amortization of original issue discount and deferred financing costs	1,506	1,255
Loss on extinguishment of debt	—	63,682
Interest paid in kind	—	2,143
(Gain) loss on foreign currency transactions	(24)	39
Non-cash revenue and other	(159)	(159)
Loss on disposal of fixed assets	365	633
Stock-based compensation	4,423	8,305
Deferred rent	1,315	1,363
Deferred income taxes	(159)	431
Changes in assets and liabilities:
Accounts receivable	20,715	7,691
Prepaid expenses and other current assets	3,041	(18,256)
Accounts payable and accrued expenses	4,170	5,213
Deferred revenue	(3,657)	6,884
Accrued rent and related obligations	1,191	6,035
Other assets	551	(1,296)
Other current and long-term liabilities	(5,621)	6,136
Net cash provided by operating activities	104,369	98,426
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(30,701)	(39,662)
Payments for acquisitions - net of cash acquired	(6,522)	(64,213)
Settlement of purchase price for prior year acquisitions	1,030	—
Net cash used in investing activities	(36,193)	(103,875)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt, net of issuance costs of $20.6 million	—	769,360
Extinguishment of long-term debt	—	(972,468)
Proceeds from initial public offering, net of issuance costs of $20.6 million	—	234,944
Principal payments of long-term debt	(3,950)	(3,950)
Purchase of treasury stock	(3,079)	—
Proceeds from issuance of common stock upon exercise of options	11,027	4,668
Proceeds from issuance of restricted stock	4,709	—
Tax benefit from stock-based compensation	5,444	2,791
Net cash provided by financing activities	14,151	35,345
Effect of exchange rates on cash and cash equivalents	371	(1,006)
Net increase in cash and cash equivalents	82,698	28,890
Cash and cash equivalents—beginning of period	29,585	34,109
Cash and cash equivalents—end of period	$112,283	$62,999

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,000	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$16,439	$18,268
Cash payments of taxes	$20,932	$6,404
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
The Company provides its center-based child care services under two general business models: a profit and loss ("P&L) model, where the Company assumes the financial risk of operating a child care center; and a cost-plus model, where the Company is paid a fee by an employer client for managing a child care center on a cost-plus basis. The P&L model is further classified into two subcategories: (i) a sponsor model, where Bright Horizons provides child care and early educational services on either an exclusive or priority enrollment basis for employees of a specific employer sponsor; and (ii) a lease/consortium model, where the Company provides child care and early education services to the employees of multiple employers located within a specific real estate development (for example, an office building or office park), as well as to families in the surrounding community. In both our cost-plus and sponsor P&L models, the development of a new child care center, as well as ongoing maintenance and repair, is typically funded by an employer sponsor with whom the Company enters into a multi-year contractual relationship. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services for their employees. Under each model type, the Company retains responsibility for all aspects of operating the child care and early education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
The Company also provides back-up dependent care services through our own centers and through our Back-Up Care Advantage ("BUCA") program, which offers access to a contracted network of in-home care agencies and center-based providers in locations where we do not otherwise have centers with available capacity.
Basis of Presentation—Bright Horizons is majority-owned by investment funds affiliated with Bain Capital Partners, LLC as a result of a transaction in 2008 (the "Merger"), pursuant to which a wholly owned merger subsidiary was merged with and into Bright Horizons Family Solutions, Inc. (the "Predecessor"). As part of the transaction, a new basis of accounting was established and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values.
The accompanying unaudited condensed consolidated balance sheet as of June 30, 2014 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the interim periods ended June 30, 2014 and 2013 have been prepared by the Company, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of June 30, 2014 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 30, 2014 and 2013, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Reclassifications—The Company has revised the presentation of certain captions for prior periods within the condensed consolidated statements of cash flows to conform to the current period presentation. The Company has separately classified the amortization of original issue discount and deferred financing costs which were previously combined with depreciation and amortization expense. The revision had no impact to net cash provided (used by) operating, investing, or financing activities.
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
On June 19, 2013 and March 25, 2014, certain of the Company’s shareholders completed the sale of 9.8 million and 7.9 million shares, respectively, of the Company’s stock in secondary offerings (“the Secondaries”). The Company did not receive proceeds from the sale of shares in the Secondaries. The Company incurred $0.6 million during the year ended December 31, 2013 in relation to the 2013 secondary offering, as well as $0.6 million during the six months ended June 30, 2014 in relation to the 2014 secondary offering, which are included in selling, general and administrative expenses.
New Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.
2. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Beginning balance at December 31, 2013	$912,134	$160,145	$24,004	$1,096,283
Additions from acquisitions	5,378	—	—	5,378
Adjustments to prior year acquisitions	(315)	—	(173)	(488)
Effect of foreign currency translation	2,748	485	—	3,233
Balance at June 30, 2014	$919,945	$160,630	$23,831	$1,104,406
The Company also has intangible assets, which consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
June 30, 2014
Definite-lived intangibles:
Customer relationships	14.5 years	$402,117	$(168,750)	$233,367
Trade names	8.1 years	6,292	(2,032)	4,260
Non-compete agreements	5 years	56	(42)	14
		408,465	(170,824)	237,641
Indefinite-lived intangibles:
Trade names	N/A	184,236	—	184,236
		$592,701	$(170,824)	$421,877

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2013
Definite-lived intangibles:
Customer relationships	14.5 years	$400,481	$(153,939)	$246,542
Trade names	8.1 years	6,072	(1,542)	4,530
Non-compete agreements	5 years	54	(39)	15
		406,607	(155,520)	251,087
Indefinite-lived intangibles:
Trade names	N/A	183,973	—	183,973
		$590,580	$(155,520)	$435,060
The Company estimates that it will record amortization expense related to intangible assets existing as of June 30, 2014 as follows over the next five years (in thousands):

Estimated amortization expense
Remainder of 2014	$14,103
2015	$26,733
2016	$25,465
2017	$24,640
2018	$23,676
3. ACQUISITIONS
As part of the Company’s growth strategy to expand through strategic and synergistic acquisitions, the Company has made the following acquisitions in the six months ended June 30, 2014 and year ended December 31, 2013. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from the assembled workforce acquired.
2014 Acquisitions
During the six months ended June 30, 2014, the Company acquired three centers in the United States for cash consideration of $6.5 million. The Company recorded goodwill of $5.4 million related to the full service center-based care segment, which will be deductible for tax purposes. Intangible assets of $1.2 million, consisting primarily of customer relationships, fixed assets of $0.3 million, and a working capital deficit of $0.4 million were also recorded in relation to these acquisitions. The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) as the Company gathers additional information regarding the assets acquired and the liabilities assumed.
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

The purchase price for this acquisition, which was finalized in the first quarter of 2014, has been allocated based on estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At acquisition date as reported September 30, 2013	Measurement period adjustments	At acquisition date as reported June 30, 2014
Accounts receivable	$981	$(126)	$855
Prepaid expenses and other assets	334	411	745
Fixed assets	5,637	535	6,172
Intangible assets	12,800	(1,190)	11,610
Goodwill	38,818	(2,303)	36,515
Total assets acquired	58,570	(2,673)	55,897
Accounts payable and accrued expenses	(3,441)	(801)	(4,242)
Deferred revenue and parent deposits	(885)	18	(867)
Total liabilities assumed	(4,326)	(783)	(5,109)
Purchase price	$54,244	$(3,456)	$50,788
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
The purchase price for this acquisition, which was finalized in the first quarter of 2014, has been allocated based on estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At acquisition date as reported June 30, 2013	Measurement period adjustments	At acquisition date as reported June 30, 2014
Cash	$4,888	$—	$4,888
Accounts receivable	1,809	—	1,809
Prepaid expenses and other assets	2,509	—	2,509
Fixed assets	13,901	(192)	13,709
Favorable leases	—	2,892	2,892
Intangible assets	17,442	765	18,207
Goodwill	55,349	(2,372)	52,977
Total assets acquired	95,898	1,093	96,991
Accounts payable and accrued expenses	(9,450)	3,798	(5,652)
Unfavorable leasehold interests	(1,759)	(5,325)	(7,084)
Deferred revenue	(12,853)	8,378	(4,475)
Other current liabilities	—	(8,378)	(8,378)
Deferred taxes	(2,735)	245	(2,490)
Total liabilities assumed	(26,797)	(1,282)	(28,079)
Purchase price	$69,101	$(189)	$68,912
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
Pro Forma Information
The operating results for each of the acquisitions are included in the consolidated results of operations from the respective dates of acquisition. The following table presents consolidated pro forma information as if the acquisitions of Children’s Choice Learning Centers, Inc. and Kidsunlimited had occurred on January 1, 2012 (in thousands):

Pro forma (Unaudited)
Six Months Ended June 30, 2013
Revenue	$633,196
Net loss attributable to Bright Horizons Family Solutions Inc.	$(24,715)
The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased amortization expense related to the acquired intangible assets.
These acquired businesses contributed total revenues of $62.2 million in the six months ended June 30, 2014. The Company has also determined that the presentation of net income for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.
4. BORROWING ARRANGEMENTS
Outstanding borrowings were as follows at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Term loans	$778,150	$782,100
Deferred financing costs and original issue discount	(16,371)	(17,877)
Total debt	761,779	764,223
Less current maturities	7,900	7,900
Long-term debt	$753,879	$756,323
The effective interest rate for the term loans was 3.75% at June 30, 2014 and the weighted average interest rate was 3.91% for the six months ended June 30, 2014. There were no borrowings outstanding on the $100.0 million revolving credit facility at June 30, 2014 or during the six months then ended, and the full facility was available for borrowings. The weighted average interest rate for the revolving credit facility was 5.0% for the six months ended June 30, 2014.
The Company incurred financing fees of $12.7 million and original issue discount costs of $7.9 million in connection with the issuance of the term loans and establishment of the revolving credit facility in January 2013. These fees are being amortized over the terms of the related debt instruments. Amortization expense of deferred financing costs and original issue discount costs in the six months ended June 30, 2014 were $0.9 million and $0.6 million, respectively, which are included in interest expense.
The future principal payments under the new term loans at June 30, 2014 are as follows (in thousands):

Remainder of 2014	$3,950
2015	7,900
2016	7,900
2017	7,900
2018	7,900
Thereafter	742,600
$778,150

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

Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income (loss) attributable to Bright Horizons Family Solutions Inc.	$21,714	$24,579	$37,762	$(26,164)

Allocation of net income (loss) to common stockholders:
Common stock	$21,629	$24,579	$37,617	$(26,164)
Unvested participating shares	85	—	145	—
	$21,714	$24,579	$37,762	$(26,164)

Weighted average number of common shares:
Common stock	65,772,698	64,732,730	65,590,275	60,265,132
Unvested participating shares	259,525	—	252,316	—

Earnings (loss) per share:
Common stock	$0.33	$0.38	$0.57	$(0.43)
Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Diluted earnings per share:
Earnings allocated to common stock	$21,629	$24,579	$37,617	$(26,164)
Plus earnings allocated to unvested participating shares	85	—	145	—
Less adjusted earnings allocated to unvested participating shares	(83)	—	(141)	—
Earnings allocated to common stock	$21,631	$24,579	$37,621	$(26,164)

Weighted average number of common shares:
Common stock	65,772,698	64,732,730	65,590,275	60,265,132
Effect of dilutive securities	1,684,182	1,902,754	1,742,855	—
	67,456,880	66,635,484	67,333,130	60,265,132

Earnings (loss) per share:
Common stock	$0.32	$0.37	$0.56	$(0.43)
Options outstanding to purchase 0.9 million shares of common stock were excluded from diluted earnings per share for the three and six months ended June 30, 2014. Options outstanding to purchase 0.4 million shares and 5.0 million shares of common stock were excluded from diluted earnings per share for the three and six months ended June 30, 2013, respectively, since their effect was anti-dilutive, which may be dilutive in the future.

6. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Treasury Stock
On March 28, 2014, the Board of Directors of the Company authorized the potential repurchase of up to $225.0 million of its common stock. During the three months ended June 30, 2014, 78,447 shares were repurchased for $3.1 million under this program. All repurchased shares have been retired.
Equity Incentive Plan
The Company has the 2012 Omnibus Long-Term Incentive Plan (the "Plan"), which became effective on January 24, 2013, and allows for the issuance of equity awards of up to 5 million shares of common stock. As of June 30, 2014, there were approximately 3.5 million shares of common stock available for grant.
During the six months ended June 30, 2014, the Company granted options to purchase 859,627 shares of common stock at a weighted average price of $36.56 per share that have ratable or cliff vesting over one to five years. The weighted average fair value of options granted during the six months ended June 30, 2014 was $11.19 per share. The fair value of each option to purchase common stock was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 30.0%; risk free interest rate of 1.82%; and expected life of options of 5.3 years.
Restricted stock awards are also granted at the discretion of the Board of Directors as allowed under the Plan. During the six months ended June 30, 2014, 259,525 shares of restricted stock were granted to certain senior managers and key employees, which vest at the end of three years and are accounted for as nonvested stock. The restricted stock was sold for a price equal to 50% of the fair value of the stock at the date of grant. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. Stock-based compensation expense for restricted stock awards is calculated based on the fair value of the award on the date of grant, which will be recognized on a straight line basis over the requisite service period. At June 30, 2014, there were 259,525 unvested shares of restricted stock outstanding, which were legally issued at the date of grant but are not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled.
During the six months ended June 30, 2014, restricted stock units were awarded to members of the Board of Directors as allowed under the Plan. The awards allow for the issuance of a share of the Company's common stock for each vested unit upon the earliest of termination of service as a member of the Board of Directors or five years after the date of the award. The Company issued 6,066 units at a weighted average fair value of $39.58 for a total value of $0.2 million. The units vested upon issuance.
The Company recorded stock-based compensation expense of $4.4 million in selling, general and administrative expenses during the six months ended June 30, 2014.
At June 30, 2014, there was $17.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans, which is expected to be recognized over the remaining requisite service periods of approximately three years.
7. INCOME TAXES
The Company's effective income tax rates were 36.0% and 7.4% for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Company's effective income tax rates were 36.2% and 25.0%, respectively. The effective income tax rate is based upon estimated income before income taxes for the year, the geographical composition of the income and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including discrete items such as settlement of foreign, Federal and State tax issues.
The Company’s unrecognized tax benefits were $2.0 million at June 30, 2014 and December 31, 2013. Interest and penalties related to unrecognized tax benefits were $1.7 million at June 30, 2014 and $1.6 million at December 31, 2013.
The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.0 million, exclusive of interest and penalties.
The Company and its domestic subsidiaries are subject to U.S. Federal income tax as well as multiple state jurisdictions. U.S. Federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for Federal income tax returns is three years. The Company's filings for 2010 through 2013 are subject to audit based upon the Federal statute of limitations and there is an ongoing audit of the 2011 tax year.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There were no significant settlements of state audits during the second quarter of 2014. As of June 30, 2014, there were four income tax audits in process and the tax years from 2010 to 2013 are subject to audit.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The fair value of the Company’s financial instruments approximates their carrying value. As of June 30, 2014, the Company’s long-term debt had a book value of $778.2 million and a fair value of $779.1 million using a model that considers observable inputs (level 2 inputs).
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at June 30, 2014.
9. SEGMENT INFORMATION
Bright Horizons' work/life services are primarily comprised of full service center-based child care, back-up dependent care, and other educational advisory services. Full service center-based care includes the traditional center-based child care, preschool, and elementary education, which have similar operating characteristics and meet the criteria for aggregation. Full service center-based care derives its revenues primarily from contractual arrangements with corporate clients and from tuition. The Company’s back-up dependent care services consist of center-based back-up child care, in-home care, mildly ill care, and adult/elder care. The Company’s other educational advisory services consists of the remaining services, including college preparation and admissions counseling and tuition assistance, counseling and management services, which do not meet the quantitative thresholds for separate disclosure and are not material for segment reporting individually or in the aggregate. The Company and its chief operating decision makers evaluate performance based on revenues and income from operations.
The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced or included herein.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Three months ended June 30, 2014
Revenue	$300,724	$39,740	$7,636	$348,100
Amortization of intangible assets	7,050	181	144	7,375
Income from operations	29,497	12,181	857	42,535
Three months ended June 30, 2013
Revenue	$269,910	$35,717	$5,186	$310,813
Amortization of intangible assets	7,346	181	75	7,602
Income (loss) from operations (1)	24,062	10,927	408	35,397

(1)
For the three months ended June 30, 2013, income from operations includes secondary offering expenses and acquisition related costs of of $0.9 million which has been allocated to full service center-based care.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Six months ended June 30, 2014
Revenue	$587,748	$77,196	$15,311	$680,255
Amortization of intangibles	14,456	362	291	15,109
Income from operations (1)	51,508	23,873	1,165	76,546
Six months ended June 30, 2013
Revenue	$512,160	$68,878	$9,898	$590,936
Amortization of intangibles	13,837	362	151	14,350
Income (loss) from operations (2)	32,934	18,394	(494)	50,834

(1)	For the six months ended June 30, 2014, income from operations includes secondary offering expenses of $0.6 million which has been allocated to full service center-based care.

(2)
For the six months ended June 30, 2013, income from operations includes expenses incurred in connection with the Offering, including a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC, and $5.0 million for certain stock options that vested upon completion of the Offering, and acquisition related costs allocated on a proportionate basis to each segment ($12.2 million to full service center-based care, $1.9 million to back-up dependent care, and $0.8 million to other educational services).

10. TRANSACTIONS WITH RELATED PARTIES
The Company had a management agreement with Bain Capital Partners LLC (the “Sponsor”), which provided for annual payments of $2.5 million through May 2018. In connection with the Offering, the Company and the Sponsor terminated the management agreement in exchange for a $7.5 million payment from the Company to the Sponsor, which is included in selling, general and administrative expenses in the accompanying statement of operations for the six months ended June 30, 2013. As of June 30, 2014, investment funds affiliated with the Sponsor hold approximately 51.6% of our common stock.

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
Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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

Results of Operations
The following table sets forth statement of operations data as a percentage of revenue for the three months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,
	2014	%	2013	%
Revenue	$348,100	100.0%	$310,813	100.0%
Cost of services (1)	264,986	76.1%	235,388	75.7%
Gross profit	83,114	23.9%	75,425	24.3%
Selling, general and administrative expenses (2)	33,204	9.5%	32,426	10.4%
Amortization of intangible assets	7,375	2.1%	7,602	2.5%
Income from operations	42,535	12.3%	35,397	11.4%
Net interest expense and other	(8,614)	(2.5%)	(8,924)	(2.9%)
Income before income tax	33,921	9.8%	26,473	8.5%
Income tax expense	(12,207)	(3.5%)	(1,966)	(0.6%)
Net income	$21,714	6.3%	$24,507	7.9%
Adjusted EBITDA (3)	$64,443	18.5%	$56,673	18.2%
Adjusted income from operations (3)	$42,535	12.2%	$36,309	11.7%
Adjusted net income (3)	$27,517	7.9%	$23,104	7.4%

The following table sets forth statement of operations data as a percentage of revenue for the six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Six Months Ended June 30,
	2014	%	2013	%
Revenue	$680,255	100.0%	$590,936	100.0%
Cost of services (1)	519,992	76.4%	449,721	76.1%
Gross profit	160,263	23.6%	141,215	23.9%
Selling, general and administrative expenses (2)	68,608	10.1%	76,031	12.9%
Amortization of intangible assets	15,109	2.2%	14,350	2.4%
Income from operations	76,546	11.3%	50,834	8.6%
Loss on extinguishment of debt	—	—%	(63,682)	(10.8%)
Net interest expense and other	(17,341)	(2.5)%	(22,192)	(3.7%)
Income (loss) before income tax	59,205	8.8%	(35,040)	(5.9%)
Income tax (expense) benefit	(21,443)	(3.2)%	8,766	1.5%
Net income (loss)	$37,762	5.6%	$(26,274)	(4.4%)
Adjusted EBITDA (3)	$121,784	17.9%	$105,188	17.8%
Adjusted income from operations (3)	$77,096	11.3%	$65,713	11.1%
Adjusted net income (3)	$50,168	7.4%	$38,670	6.5%

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

(2)
Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits (including stock compensation costs) for corporate, regional and business development personnel. Other overhead costs include information technology, occupancy costs for corporate and regional personnel, professional services fees, including accounting and legal services, and other general corporate expenses.

(3)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income (loss) below.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Revenue. Revenue increased $37.3 million, or 12%, to $348.1 million for the three months ended June 30, 2014 from $310.8 million for the same period in the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3-4%. Revenue generated by full service center-based care services in the three months ended June 30, 2014 increased by $30.8 million, or 11%, when compared to the same period in 2013. Revenue generated by back-up dependent care services in the three months ended June 30, 2014 increased by $4.0 million, or 11%, when compared to the same period in 2013. Additionally, revenue generated by other educational advisory services in the three months ended June 30, 2014 increased by $2.5 million, or 47%, when compared to the same period in 2013.
Our acquisitions of Kidsunlimited, an operator of 64 centers in the United Kingdom on April 10, 2013, and Children’s Choice Learning Centers, Inc. (“Children’s Choice”), an operator of 49 centers in the United States on July 22, 2013, contributed approximately $13.7 million of incremental revenue in the three months ended June 30, 2014. At June 30, 2014, we operated 882 child care and early education centers compared to 830 centers at June 30, 2013.
Cost of Services. Cost of services increased $29.6 million, or 13%, to $265.0 million for the three months ended June 30, 2014 when compared to the same period in the prior year. Cost of services in the full service center-based care services segment increased $26.1 million, or 12%, to $238.8 million in 2014. Personnel costs, which typically represent approximately 70-75% of total cost of services for this segment, increased 11% as a result of a 13% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 14% in connection with the enrollment growth at new and existing centers, and the incremental occupancy costs associated with centers that have been added since June 30, 2013. Cost of services in the back-up dependent care segment increased $2.2 million, or 11%, to $22.1 million in the three months ended June 30, 2014, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $1.2 million, or 44%, to $4.1 million in the three months ended June 30, 2014 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $7.7 million, or 10%, to $83.1 million for the three months ended June 30, 2014 when compared to the same period in the prior year. Gross profit margin as a percentage of revenue was 24% for the three months ended June 30, 2014 and 2013. The increase in gross profit is primarily due to contributions from new centers and from ramping P&L centers, which achieve proportionately lower levels of operating costs in relation to revenue as they ramp up enrollment to steady state levels, increased enrollment in our mature P&L centers and expanded back-up services revenue with proportionately lower direct costs of services.
Selling, General and Administrative Expenses ("SGA"). SGA increased $0.8 million, or 2%, to $33.2 million for the three months ended June 30, 2014 compared to $32.4 million for the same period in the prior year, and as a percentage of revenue remained consistent at approximately 10% from the same period in the prior year. Results for the three months ended June 30, 2013 included a $0.6 million of expenses associated with a secondary offering and approximately $0.3 million of costs related to the acquisition of Kidsunlimited, which was completed on April 10, 2013. After taking these respective charges into account, SGA increased over the comparable period due to continued investments in technology and marketing, incremental overhead associated with the operations of acquired businesses, an increase in compensation costs, including annual wage increases and stock-based compensation, as well as routine increases in SGA costs.
Amortization. Amortization expense on intangible assets of $7.4 million for the three months ended June 30, 2014 was consistent with the three months ended June 30, 2013.
Income from Operations. Income from operations increased by $7.1 million, or 20%, to $42.5 million for the three months ended June 30, 2014 when compared to the same period in 2013. Income from operations was 12% of revenue for the three months ended June 30, 2014, compared to 11% of revenue for the three months ended June 30, 2013. The increase in income from operations was due to the following:

•
In the full service center-based care segment, income from operations increased $5.4 million for the three months ended June 30, 2014. Results for the three months ended June 30, 2013 included $0.6 million of expenses associated with a secondary offering and $0.3 million of acquisition related costs. In addition to these items, income from operations increased over the comparable period due to the tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since June 30, 2013.

•	Income from operations for the back-up dependent care segment increased $1.3 million in the three months ended June 30, 2014 due to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $0.4 million for the three months ended June 30, 2014 compared to the same period in 2013 due to the expanding revenue base.

Net Interest Expense and Other. Net interest expense and other decreased to $8.6 million for the three months ended June 30, 2014 from $8.9 million for the same period in 2013 due a reduction in the effective interest rate on borrowings.
Income Tax Expense. We recorded income tax expense of $12.2 million during the three months ended June 30, 2014 compared to an income tax expense of $2.0 million during the comparable period in the prior year. The effective rate increased to 36% for the three months ended June 30, 2014 compared to 7% in the three months ended June 30, 2013. This increase was due to the higher projected pre-tax income for the year ending December 31, 2014 compared to 2013.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $7.8 million, or 14%, and $6.2 million, or 17%, respectively, for the three months ended June 30, 2014 over the comparable period in 2013 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers, as well as growth in the back-up dependent care business, offset by modest increases in SGA spending.
Adjusted Net Income. Adjusted net income increased $4.4 million, or 19%, for the three months ended June 30, 2014 when compared to the same period in 2013 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Revenue. Revenue increased $89.3 million, or 15%, to $680.3 million for the six months ended June 30, 2014 from $590.9 million for the same period in the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3-4%. Revenue generated by full service center-based care services in the six months ended June 30, 2014 increased by $75.6 million, or 15%, when compared to the same period in 2013. Our acquisitions of Kidsunlimited and Children’s Choice contributed approximately $44.1 million of incremental revenue in the six months ended June 30, 2014.
Revenue generated by back-up dependent care services in the six months ended June 30, 2014 increased by $8.3 million, or 12%, when compared to the same period in 2013. Additionally, revenue generated by other educational advisory services in the six months ended June 30, 2014 increased by $5.4 million, or 55%, when compared to the same period in 2013.
Cost of Services. Cost of services increased $70.3 million, or 16%, to $520.0 million for the six months ended June 30, 2014 when compared to the same period in the prior year. Cost of services in the full service center-based care services segment increased $63.6 million, or 16%, to $468.4 million million in 2014. Personnel costs increased 13% as a result of a 13% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 22% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since June 30, 2013. Cost of services in the back-up dependent care segment increased $3.6 million, or 9%, to $42.7 million in the six months ended June 30, 2014, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $3.1 million, or 55%, to $8.9 million in the six months ended June 30, 2014 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $19.0 million, or 13%, to $160.3 million for the six months ended June 30, 2014 when compared to the same period in the prior year. Gross profit margin as a percentage of revenue was 24% for the six months ended June 30, 2014 and 2013. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping P&L centers and expanded back-up services revenue with proportionately lower direct cost partially offset by training and integration costs of the 2013 acquisitions as well as costs associated with additional lease model centers opened in 2013 and 2014.
Selling, General and Administrative Expenses. SGA decreased $7.4 million, or 10%, to $68.6 million for the six months ended June 30, 2014 compared to $76.0 million for the same period in the prior year, and as a percentage of revenue decreased to 10% from 13% in the same period in the prior year. Results for the six months ended June 30, 2013 included a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC (“Sponsor termination fee”), a $5.0 million stock-based compensation charge for certain stock options that vested upon completion of the initial public offering (“performance-based stock compensation charge”), $0.6 million of costs associated with the completion of a secondary offering and $1.8 million of acquisition related costs. After taking these respective charges into account, SGA increased over the comparable period due to continued investments in technology and marketing, incremental overhead associated with the operations of acquired businesses, an increase in compensation costs, including annual wage increases and stock-based compensation costs, as well as routine increases in SGA costs compared to the prior year.

Amortization. Amortization expense on intangible assets totaled $15.1 million for the six months ended June 30, 2014, compared to $14.4 million for the six months ended June 30, 2013 due to acquisitions previously described.
Income from Operations. Income from operations increased by $25.7 million, or 51%, to $76.5 million for the six months ended June 30, 2014 when compared to the same period in 2013. Income from operations was 11% of revenue for the six months ended June 30, 2014, compared to 9% of revenue for the six months ended June 30, 2013. The increase was due to the following:

•
In the full service center-based care segment, income from operations increased $18.6 million for the six months ended June 30, 2014. Results for the six months ended June 30, 2013 included an aggregate proportionate charge of $12.2 million for the Sponsor termination fee, the performance-based stock compensation charge, costs associated with the completion of a secondary offering of our common shares and acquisition related costs. After taking these charges into account, income from operations increased $6.9 million in 2014 primarily due to the tuition increases and enrollment gains over the prior year as well as contributions from new and acquired centers that have been added since June 30, 2013, partially offset by incremental overhead from acquired centers during the integration period.

•
Income from operations for the back-up dependent care segment increased $5.5 million in the six months ended June 30, 2014. Results for the six months ended June 30, 2013 included an aggregate proportionate charge of $1.8 million for the Sponsor termination fee and the performance-based stock compensation charge. After taking these charges into account, income from operations increased $3.6 million in 2014 due to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $1.7 million for the six months ended June 30, 2014 compared to the same period in 2013. Results for the six months ended June 30, 2013 included an aggregate proportionate charge of $0.8 million for the Sponsor termination fee and the performance-based stock compensation charge. After taking these charges into account, income from operations increased $0.9 million in 2014.

Loss on Extinguishment of Debt. In connection with the refinancing of all of our existing debt on January 30, 2013, we recorded a loss on extinguishment of debt of $63.7 million which included the redemption premiums and the write-off of existing deferred financing costs.
Net Interest Expense and Other. Net interest expense and other decreased to $17.3 million for the six months ended June 30, 2014 from $22.2 million for the same period in 2013 due to the debt refinancing completed on January 30, 2013, which reduced the borrowings outstanding as well as the interest rate on such borrowings.
Income Tax Expense. We recorded an income tax expense of $21.4 million during the six months ended June 30, 2014 compared to an income tax benefit of $8.8 million during the comparable period in the prior year. The effective rate increased to 36% for the six months ended June 30, 2014 compared to 25% in the prior year, both of which are less than the statutory rate due to the impact of permanent differences, primarily deductions allowed in foreign jurisdictions. The effective income tax rate for the six months ended June 30, 2013 varied from the statutory rate due to the greater impact of permanent adjustments on a lower income before income taxes in 2013. The income was lower in 2013 resulting from the loss on extinguishment of debt, the Sponsor termination fee and the performance-based stock compensation expense in 2013. Additionally, we recognized a previously unrecognized tax benefit of approximately $4.1 million during the six months ended June 30, 2013 upon completion of a tax enquiry in the United Kingdom.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $16.6 million, or 16%, and $11.4 million, or 17% respectively, for the six months ended June 30, 2014 over the comparable period in 2013 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers, as well as the growth in the back-up dependent care business, offset by increases in SGA spending.
Adjusted Net Income. Adjusted net income increased $11.5 million, or 30%, for the six months ended June 30, 2014 when compared to the same period in 2013 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth. Adjusted net income also increased due to the reduction in interest expense associated with the refinancing of our debt in January 2013.

A reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations and adjusted net income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$21,714	$24,507	$37,762	$(26,274)
Interest expense, net	8,614	8,924	17,341	22,192
Income tax expense (benefit)	12,207	1,966	21,443	(8,766)
Depreciation	11,960	10,553	23,841	20,251
Amortization of intangible assets (a)	7,375	7,602	15,109	14,350
EBITDA	61,870	53,552	115,496	21,753
Additional Adjustments:
Deferred rent (b)	535	524	1,315	1,363
Stock compensation expense (c)	2,038	1,685	4,423	8,305
Sponsor management fee (d)	—	—	—	7,674
Loss on extinguishment of debt (e)	—	—	—	63,682
Expenses related to secondary offering	—	647	550	647
Acquisition-related costs (f)	—	265	—	1,764
Total adjustments	2,573	3,121	6,288	83,435
Adjusted EBITDA	$64,443	$56,673	$121,784	$105,188

Income from operations	$42,535	$35,397	$76,546	$50,834
Performance-based stock compensation (c)	—	—	—	4,968
Sponsor termination fee (d)	—	—	—	7,500
Expenses related to secondary offering	—	647	550	647
Acquisition-related costs (f)	—	265	—	1,764
Adjusted income from operations	$42,535	$36,309	$77,096	$65,713

Net income (loss)	$21,714	$24,507	$37,762	$(26,274)
Income tax expense (benefit)	12,207	1,966	21,443	(8,766)
Income (loss) before tax	33,921	26,473	59,205	(35,040)
Stock compensation expense (c)	2,038	1,685	4,423	8,305
Sponsor management fee (d)	—	—	—	7,674
Amortization of intangible assets (a)	7,375	7,602	15,109	14,350
Loss on extinguishment of debt (e)	—	—	—	63,682
Expenses related to secondary offering	—	647	550	647
Acquisition-related costs (f)	—	265	—	1,764
Adjusted income before tax	43,334	36,672	79,287	61,382
Income tax expense (g)	(15,817)	(13,568)	(29,119)	(22,712)
Adjusted net income	$27,517	$23,104	$50,168	$38,670

(a)
Represents amortization of intangible assets, including approximately $5.0 million for the three months ended June 30, 2014 and 2013, and approximately $10.0 million for the six months ended June 30, 2014 and 2013, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents rent in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(c)	Represents non-cash stock-based compensation expense, including performance-based stock compensation charge in 2013.

(d)	Represents fees paid to our Sponsor under a management agreement, including the Sponsor termination fee.

(e)	Represents redemption premiums and write off of unamortized debt issue costs and original issue discount associated with indebtedness that was repaid in connection with a refinancing.

(f)	Represents costs associated with the acquisition of businesses.

(g)	Represents income tax expense calculated on adjusted income before tax at the effective rate of approximately 37% in 2014 and 2013.
Adjusted EBITDA, adjusted income from operations and adjusted net income are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations and adjusted net income may differ from similar measures reported by other companies. We believe that adjusted EBITDA, adjusted income from operations and adjusted net income provide investors with useful information with respect to our historical operations. We present adjusted EBITDA, adjusted income from operations and adjusted net income as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock compensation expense, and the effect of fees associated with our Sponsor management agreement, which was terminated in connection with the completion of our initial public offering on January 30, 2013, as well as the expenses related to the acquisition of businesses. In addition, adjusted income from operations and adjusted net income allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These measures also function as benchmarks to evaluate our operating performance. Adjusted EBITDA, adjusted income from operations and adjusted net income are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. The Company understands that although adjusted EBITDA, adjusted income from operations and adjusted net income are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	adjusted EBITDA, adjusted income from operations and adjusted net income do not fully reflect the Company’s cash expenditures, future requirements for capital expenditures or contractual commitments;

•	adjusted EBITDA, adjusted income from operations and adjusted net income do not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; and

•	adjusted EBITDA, adjusted income from operations and adjusted net income do not reflect any cash requirements for such replacements.
Because of these limitations, adjusted EBITDA, adjusted income from operations and adjusted net income should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.
Non-GAAP earnings (loss) per share
On January 30, 2013, the Company completed an initial public offering and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. On January 11, 2013, the Company effected a 1–for–1.9704 reverse split of its Class A common stock. In addition, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of its Class L common stock, reclassified those shares as well as all outstanding shares of Class A common stock, into common stock. As a result of the reclassification of Class A common stock to common stock, all references to “Class A common stock” have been changed to “common stock” for all periods presented. The number of common shares used in the calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share for the six months ended June 30, 2013 give effect to the conversion of all weighted average outstanding shares of Class L common stock at the conversion factor of 35.1955 common shares for each Class L share, as if the conversion was completed at the beginning of the period.
The calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share also include the dilutive effect of common stock options and restricted stock, using the more dilutive of either the two-class method or the treasury stock method. Shares sold in the initial public offering are included in the diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share calculations beginning on the date that such shares were actually issued. Diluted earnings per pro forma common share is calculated using net income in accordance with GAAP. Diluted adjusted earnings per pro forma common share is calculated using adjusted net income, as defined above.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Diluted earnings (loss) per pro forma common share:
Net income (loss)	$21,714	$24,507	$37,762	$(26,274)
Pro forma weighted average number of common shares—diluted:
Weighted average number of Class L shares over period in which Class L shares were outstanding (1)	—	—	—	1,327,115
Adjustment to weight Class L shares over respective period	—	—	—	(1,253,387)
Weighted average number of Class L shares over period	—	—	—	73,728
Class L conversion factor	—	—	—	35.1955
Weighted average number of converted Class L common shares	—	—	—	2,594,916
Weighted average number of common shares	65,772,698	64,732,730	65,590,275	60,265,132
Pro forma weighted average number of common shares—basic	65,772,698	64,732,730	65,590,275	62,860,048
Incremental dilutive shares (2)	1,684,182	1,902,754	1,742,855	—
Pro forma weighted average number of common shares—diluted	67,456,880	66,635,484	67,333,130	62,860,048
Diluted earnings (loss) per pro forma common share	$0.32	$0.37	$0.56	$(0.42)

Diluted adjusted earnings per pro forma common share:
Adjusted net income	$27,517	$23,104	$50,168	$38,670
Pro forma weighted average number of common shares—basic	65,772,698	64,732,730	65,590,275	62,860,048
Incremental dilutive shares (2)	1,684,182	1,902,754	1,742,855	1,832,986
Pro forma weighted average number of common shares—diluted	67,456,880	66,635,484	67,333,130	64,693,034
Diluted adjusted earnings per pro forma common share	$0.41	$0.35	$0.74	$0.60

(1)
The weighted average number of Class L shares in the actual Class L earnings per share calculation for the six months ended June 30, 2013 represents the weighted average from the beginning of the period up through the date of conversion of the Class L shares into common shares. As such, the pro forma weighted average number of common shares includes an adjustment to the weighted average number of Class L shares outstanding to reflect the length of time the Class L shares were outstanding prior to conversion relative to the respective three month periods. The converted Class L shares are already included in the weighted average number of common shares outstanding for the period after their conversion.

(2)
Represents the dilutive effect of stock options and restricted stock using the two-class method. For purposes of the diluted loss per pro forma common share for the six months ended June 30, 2013, there is no dilutive effect since there was a loss recorded during the period.

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our $100.0 million revolving credit facility. No amounts were outstanding at June 30, 2014 or December 31, 2013 under the revolving credit facility.
We had a working capital deficit of $25.4 million and $89.9 million at June 30, 2014 and December 31, 2013, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments.
On January 30, 2013, we completed our initial public offering (the "Offering"), raising $234.9 million, net of expenses, underwriting discounts and commissions, including the exercise of the underwriters' overallotment option which was completed on February 21, 2013. We used the net proceeds from the Offering and certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes. The $790.0 million senior secured term loan has a maturity date in 2020 and is part of an $890.0 million senior credit facility, which includes a $100.0 million revolving credit facility due 2018.
On March 28, 2014, the Board of Directors of the Company approved a $225 million repurchase program of its common stock. 78,447 shares of common stock have been re-acquired and retired as of June 30, 2014.
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
Cash Flows

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$104,369	$98,426
Net cash used in investing activities	$(36,193)	$(103,875)
Net cash provided by financing activities	$14,151	$35,345
Cash and cash equivalents (beginning of period)	$29,585	$34,109
Cash and cash equivalents (end of period)	$112,283	$62,999
Cash Provided by Operating Activities
Cash provided by operating activities was $104.4 million for the six months ended June 30, 2014, compared to $98.4 million for the same period in 2013. Net income increased by $64.0 million, offset by a decrease in the adjustment for the non-cash loss on extinguishment of debt of $63.7 million recorded in the prior year. In addition, net changes in working capital generated an incremental $8.0 million in operating cash flows due to the timing of accounts receivable collections and payments of operating expenses, offset by a $14.5 million increase in cash taxes paid.
Cash Used in Investing Activities
Cash used in investing activities was $36.2 million for the six months ended June 30, 2014 and was primarily related to fixed asset additions arising from the addition of new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. Cash used in investing activities was $103.9 million for the same period in 2013 and included the acquisition of Kidsunlimited for $64.2 million, in addition to fixed asset additions.
Cash Provided by Financing Activities
Cash provided by financing activities amounted to $14.2 million for the six months ended June 30, 2014 compared to $35.3 million for the same period in 2013. Cash provided by financing activities for the six months ended June 30, 2014 consisted principally of proceeds from the exercise of options to purchase common stock of $11.0 million, proceeds from the issuance of restricted stock of $4.7 million, and the tax benefit of stock compensation in the amount of $5.4 million, offset by quarterly principal installments of $4.0 million on our debt and stock repurchases of $3.1 million.
On January 30, 2013, we used the net proceeds of the Offering and certain proceeds from the exercise of the underwriter's overallotment, as well as certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the proceeds from the new senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes.

Debt
Outstanding borrowings were as follows at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Term loans	$778,150	$782,100
Deferred financing costs and original issue discount	(16,371)	(17,877)
Total debt	761,779	764,223
Less current maturities	7,900	7,900
Long-term debt	$753,879	$756,323
The $890.0 million senior secured credit facilities consist of a $790.0 million secured term loan facility and a $100.0 million revolving credit facility. The term loans and revolving credit facility mature on January 30, 2020 and January 30, 2018, respectively. The term loan facility requires quarterly principal payments of $2.0 million, with the remaining balance due at maturity. There were no borrowings outstanding on the revolving credit facility at June 30, 2014 with the entire amount available for borrowings as of that date.
All borrowings under the credit agreement are subject to variable interest rates. Borrowings under the term loan facility bear interest at a rate per annum ranging from 1.75% to 2.0% over the Base Rate, or 2.75% to 3.0% over the Eurocurrency Rate, each as defined in the credit agreement. Borrowings under our revolving facility bear interest at a rate per annum equal to 1.75% over the Base Rate, or 2.75% over the Eurocurrency Rate. The Base Rate is the highest of (1) the prime rate of Goldman Sachs Bank USA, (2) the federal funds effective rate plus 0.5% and (3) the Eurocurrency Rate with a one month interest period plus 1.0%. The Eurocurrency Rate option is the one, two, three or six month LIBOR rate, as selected by Bright Horizons Family Solutions LLC (the "Borrower"), or, with the approval of the applicable lenders, the nine, twelve or less than one month LIBOR rate. The Base Rate is subject to an interest rate floor of 2.0% and the Eurocurrency Rate is subject to an interest rate floor of 1.0%, both only with respect to the term loan facility.
The senior secured credit facilities contain certain customary affirmative covenants and other covenants that, among other things, may restrict the ability of Bright Horizons Family Solutions LLC, our indirect subsidiary, and its restricted subsidiaries, to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; alter the business conducted; enter into agreements restricting our subsidiaries’ ability to pay dividends; and, consolidate or merge.
In addition, the credit agreement governing the $890.0 million senior secured credit facilities requires Bright Horizons Capital Corp., our direct subsidiary, to be a passive holding company, subject to certain exceptions. The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries to comply with a maximum senior secured first lien net leverage ratio financial maintenance covenant, to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans and/or swingline loans outstanding under the revolving credit facility exceed 25% of the revolving commitments on such date. The breach of this covenant is subject to certain equity cure rights.
The credit agreement governing the new senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at June 30, 2014.

Off-Balance Sheet Arrangements
As of June 30, 2014, we have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Since December 31, 2013, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. Controls and Procedures
As of June 30, 2014, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding the Company's purchases of its equity securities during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
April 1, 2014 to April 30, 2014	—	$—	—	$225,000
May 1, 2014 to May 31, 2014	78,447	$39.25	78,447	$221,921
June 1, 2014 to June 30, 2014	—	$—	—	$221,921
	78,447		78,447
(1) On March 28, 2014, the Board of Directors of the Company authorized the potential repurchase of up to $225.0 million of its common stock. In the three months ended June 30, 2014, the Company repurchased 78,447 shares in the open market under this authorization. All repurchased shares have been retired.

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	August 8, 2014	By:	/s/ David Lissy
David Lissy
Chief Executive Officer