Form 10-K/A
period 2013-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2014-10-29
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
As of October 15, 2014, there were 65,829,202 outstanding shares of the registrant’s common stock, $0.001 par value per share, which is the only outstanding capital stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders filed on April 14, 2014 are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed on March 25, 2014 (the “Original 10-K”), of Bright Horizons Family Solutions Inc., a Delaware corporation (the “Company”). The Company is filing this Amendment solely to amend the certifications of its Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) that are included in Item 15 of the Original 10-K, which inadvertently omitted certain provisions of such certifications.
This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K. The Original 10-K has not been amended or updated to reflect events occurring after March 25, 2014, except as specifically set forth in this Amendment.

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

10.3*
Credit Agreement, dated as of January 30, 2013, among Borrower, Holdings, Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, and certain other lenders (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K dated February 4, 2013)

10.4*
Form of Non-Statutory Time-Based Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed October 24, 2012)

10.5*
Form of Non-Statutory Performance-Based Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed
October 24, 2012)

10.6*
Form of Non-Statutory Continuation Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.7*
Management Agreement among Bright Horizons Solutions Corp., Bright Horizons Capital Corp., Bright Horizons Family Solutions LLC and Bain Capital Partners, LLC dated May 28, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.8*
Form of Director Stock Option Award under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(1) to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on November 9, 2012)

10.9*
Form of Employee Stock Option Award under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(2) to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on November 9, 2012)

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

21.1*	Subsidiaries of Bright Horizons Family Solutions Inc.

23.1*	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

32.1*	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2*	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2014	Bright Horizons Family Solutions Inc.
	By:	/s/ David Lissy
	Name:	David Lissy
	Title:	Chief Executive Officer