Form 10-Q
period 2014-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2014-11-07
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014.
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒
As of October 24, 2014, the Company had 65,869,215 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
September 30, 2014

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$109,008	$29,585
Accounts receivable—net	64,660	78,691
Prepaid expenses and other current assets	43,712	44,021
Current deferred income taxes	13,057	12,873
Total current assets	230,437	165,170
Fixed assets—net	398,635	390,894
Goodwill	1,096,840	1,096,283
Other intangibles—net	413,485	435,060
Deferred income taxes	229	236
Other assets	14,212	15,027
Total assets	$2,153,838	$2,102,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,900	$7,900
Accounts payable and accrued expenses	103,839	107,626
Deferred revenue	112,627	119,260
Other current liabilities	13,411	20,302
Total current liabilities	237,777	255,088
Long-term debt	752,657	756,323
Deferred rent and related obligations	41,067	37,467
Other long-term liabilities	22,435	19,006
Deferred revenue	7,467	5,761
Deferred income taxes	139,963	139,888
Total liabilities	1,201,366	1,213,533

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 66,077,335 and 65,302,814 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	66	65
Additional paid-in capital	1,289,939	1,270,198
Accumulated other comprehensive (loss) income	(8,132)	1,416
Accumulated deficit	(329,401)	(382,542)
Total stockholders’ equity	952,472	889,137
Total liabilities and stockholders’ equity	$2,153,838	$2,102,670
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$334,976	$308,663	$1,015,231	$899,599
Cost of services	262,115	240,158	782,107	689,879
Gross profit	72,861	68,505	233,124	209,720
Selling, general and administrative expenses	32,856	33,017	101,464	109,048
Amortization of intangible assets	6,959	7,699	22,068	22,049
Income from operations	33,046	27,789	109,592	78,623
Loss on extinguishment of debt	—	—	—	(63,682)
Interest income	48	16	74	76
Interest expense	(8,443)	(9,211)	(25,810)	(31,463)
Income (loss) before income taxes	24,651	18,594	83,856	(16,446)
Income tax (expense) benefit	(9,272)	(3,652)	(30,715)	5,114
Net income (loss)	15,379	14,942	53,141	(11,332)
Net loss attributable to non-controlling interest	—	(102)	—	(212)
Net income (loss) attributable to Bright Horizons Family Solutions Inc.	$15,379	$15,044	$53,141	$(11,120)

Earnings (loss) per common share:
Common stock—basic	$0.23	$0.23	$0.81	$(0.18)
Common stock—diluted	$0.23	$0.23	$0.79	$(0.18)
Weighted average number of common shares outstanding:
Common stock—basic	66,087,184	64,916,558	65,755,911	61,815,607
Common stock—diluted	67,635,657	66,831,413	67,433,972	61,815,607
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$15,379	$14,942	$53,141	$(11,332)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(16,562)	15,768	(9,548)	3,804
Total other comprehensive (loss) income	(16,562)	15,768	(9,548)	3,804
Comprehensive (loss) income	(1,183)	30,710	43,593	(7,528)
Less: Comprehensive income (loss) attributable to non-controlling interest	—	199	—	(33)
Comprehensive (loss) income attributable to Bright Horizons Family Solutions Inc.	$(1,183)	$30,511	$43,593	$(7,495)
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,141	$(11,332)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,332	53,313
Amortization of original issue discount and deferred financing costs	2,259	2,009
Loss on extinguishment of debt	—	63,682
Interest paid in kind	—	2,143
Loss (gain) on foreign currency transactions	70	(11)
Non-cash revenue and other	(239)	(239)
Loss on disposal of fixed assets	376	721
Stock-based compensation	6,462	9,528
Deferred rent	2,132	1,868
Deferred income taxes	(59)	367
Changes in assets and liabilities:
Accounts receivable	13,938	10,977
Prepaid expenses and other current assets	(1,121)	(21,123)
Accounts payable and accrued expenses	(3,617)	(553)
Deferred revenue	(4,502)	2,479
Accrued rent and related obligations	1,687	6,390
Other assets	675	(1,966)
Other current and long-term liabilities	(8,223)	3,212
Net cash provided by operating activities	121,311	121,465
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(47,953)	(55,159)
Payments for acquisitions, net of cash acquired	(6,522)	(125,389)
Settlement of purchase price for prior year acquisitions	1,030	—
Net cash used in investing activities	(53,445)	(180,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt, net of issuance costs of $20.6 million	—	769,360
Extinguishment of long-term debt	—	(972,468)
Proceeds from initial public offering, net of issuance costs of $20.6 million	—	234,944
Borrowings under revolving line of credit	—	80,600
Repayments under revolving line of credit	—	(60,000)
Principal payments of long-term debt	(5,925)	(5,925)
Purchase of treasury stock	(7,233)	—
Proceeds from issuance of common stock upon exercise of options	13,656	8,671
Proceeds from issuance of restricted stock	4,709	—
Tax benefit from stock-based compensation	6,856	4,845
Net cash provided by financing activities	12,063	60,027
Effect of exchange rates on cash and cash equivalents	(506)	(43)
Net increase in cash and cash equivalents	79,423	901
Cash and cash equivalents—beginning of period	29,585	34,109
Cash and cash equivalents—end of period	$109,008	$35,010

NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,000	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for interest	$24,259	$26,757
Cash payments of taxes	$30,597	$9,911
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
The Company provides its center-based child care services under two general business models: a profit and loss ("P&L") model, where the Company assumes the financial risk of operating a child care center; and a cost-plus model, where the Company is paid a fee by an employer client for managing a child care center on a cost-plus basis. The P&L model is further classified into two subcategories: (i) a sponsor model, where Bright Horizons provides child care and early educational services on either an exclusive or priority enrollment basis for employees of a specific employer sponsor; and (ii) a lease/consortium model, where the Company provides child care and early education services to the employees of multiple employers located within a specific real estate development (for example, an office building or office park), as well as to families in the surrounding community. In both our cost-plus and sponsor P&L models, the development of a new child care center, as well as ongoing maintenance and repair, is typically funded by an employer sponsor with whom the Company enters into a multi-year contractual relationship. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services for their employees. Under each model type, the Company retains responsibility for all aspects of operating the child care and early education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
The Company also provides back-up dependent care services through our own centers and through our Back-Up Care Advantage ("BUCA") program, which offers access to a contracted network of in-home care agencies and center-based providers in locations where we do not otherwise have centers with available capacity.
Basis of Presentation—Bright Horizons is majority-owned by investment funds affiliated with Bain Capital Partners, LLC as a result of a transaction in 2008, pursuant to which a wholly owned merger subsidiary was merged with and into Bright Horizons Family Solutions, Inc.. As part of the transaction, a new basis of accounting was established and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values.
The accompanying unaudited condensed consolidated balance sheet as of September 30, 2014 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the interim periods ended September 30, 2014 and 2013 have been prepared by the Company, in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements by generally accepted accounting principles and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
In the opinion of the Company’s management, the Company’s unaudited consolidated balance sheet as of September 30, 2014 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 30, 2014 and 2013, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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
On June 19, 2013 and March 25, 2014, certain of the Company’s shareholders completed the sale of 9.8 million and 7.9 million shares, respectively, of the Company’s stock in secondary offerings (“the Secondaries”). The Company did not receive proceeds from the sale of shares in the Secondaries. The Company incurred $0.6 million during the year ended December 31, 2013 in relation to the 2013 secondary offering, as well as $0.6 million during the nine months ended September 30, 2014 in relation to the 2014 secondary offering, which are included in selling, general and administrative expenses.
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
2. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Beginning balance at December 31, 2013	$912,134	$160,145	$24,004	$1,096,283
Additions from acquisitions	5,378	—	—	5,378
Adjustments to prior year acquisitions	902	—	(203)	699
Effect of foreign currency translation	(4,695)	(825)	—	(5,520)
Balance at September 30, 2014	$913,719	$159,320	$23,801	$1,096,840
The Company also has intangible assets, which consist of the following at September 30, 2014 and December 31, 2013 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
September 30, 2014
Definite-lived intangibles:
Customer relationships	14.5 years	$400,535	$(174,809)	$225,726
Trade names	8.1 years	6,002	(2,071)	3,931
Non-compete agreements	5 years	55	(43)	12
		406,592	(176,923)	229,669
Indefinite-lived intangibles:
Trade names	N/A	183,816	—	183,816
		$590,408	$(176,923)	$413,485

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2013
Definite-lived intangibles:
Customer relationships	14.5 years	$400,481	$(153,939)	$246,542
Trade names	8.1 years	6,072	(1,542)	4,530
Non-compete agreements	5 years	54	(39)	15
		406,607	(155,520)	251,087
Indefinite-lived intangibles:
Trade names	N/A	183,973	—	183,973
		$590,580	$(155,520)	$435,060
The Company estimates that it will record amortization expense related to intangible assets existing as of September 30, 2014 as follows over the next five years (in thousands):

Estimated amortization expense
Remainder of 2014	$7,144
2015	$26,733
2016	$25,465
2017	$24,640
2018	$23,676
3. ACQUISITIONS
As part of the Company’s growth strategy to expand through strategic and synergistic acquisitions, the Company has made the following acquisitions in the nine months ended September 30, 2014 and year ended December 31, 2013. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from the assembled workforce acquired.
2014 Acquisitions
During the nine months ended September 30, 2014, the Company acquired three centers in the United States for cash consideration of $6.5 million. The Company recorded goodwill of $5.4 million related to the full service center-based care segment, which will be deductible for tax purposes. Intangible assets of $1.2 million, consisting primarily of customer relationships, fixed assets of $0.3 million, and a working capital deficit of $0.4 million were also recorded in relation to these acquisitions. The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) as the Company gathers additional information regarding the assets acquired and the liabilities assumed.
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

The purchase price for this acquisition has been allocated based on estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At acquisition date (as reported at September 30, 2013)	Measurement period adjustments	At acquisition date (as adjusted and reported at September 30, 2014)
Accounts receivable	$981	$(126)	$855
Prepaid expenses and other assets	334	411	745
Fixed assets	5,637	535	6,172
Intangible assets	12,800	(1,190)	11,610
Goodwill	38,818	(1,086)	37,732
Total assets acquired	58,570	(1,456)	57,114
Accounts payable and accrued expenses	(3,441)	(2,018)	(5,459)
Deferred revenue and parent deposits	(885)	18	(867)
Total liabilities assumed	(4,326)	(2,000)	(6,326)
Purchase price	$54,244	$(3,456)	$50,788
During the third quarter of 2014, the Company recorded an adjustment to the purchase accounting which increased goodwill and increased taxes payable by $1.2 million.
The Company recorded goodwill of $37.7 million, which will be deductible for tax purposes as permitted under federal tax rules. Goodwill related to this acquisition is reported within the full service center-based care segment.
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
The purchase price for this acquisition has been allocated based on estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At acquisition date (as reported at June 30, 2013)	Measurement period adjustments	At acquisition date (as adjusted and reported at March 31, 2014)
Cash	$4,888	$—	$4,888
Accounts receivable	1,809	—	1,809
Prepaid expenses and other assets	2,509	—	2,509
Fixed assets	13,901	(192)	13,709
Favorable leases	—	2,892	2,892
Intangible assets	17,442	765	18,207
Goodwill	55,349	(2,372)	52,977
Total assets acquired	95,898	1,093	96,991
Accounts payable and accrued expenses	(9,450)	3,798	(5,652)
Unfavorable leasehold interests	(1,759)	(5,325)	(7,084)
Deferred revenue	(12,853)	8,378	(4,475)
Other current liabilities	—	(8,378)	(8,378)
Deferred taxes	(2,735)	245	(2,490)
Total liabilities assumed	(26,797)	(1,282)	(28,079)
Purchase price	$69,101	$(189)	$68,912

No changes have been made to the purchase accounting from the balances reported as of March 31, 2014.
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
Pro Forma Information
The operating results for each of the acquisitions are included in the consolidated results of operations from the respective dates of acquisition. The following table presents consolidated pro forma information as if the acquisitions of Children’s Choice Learning Centers, Inc. and Kidsunlimited had occurred on January 1, 2012 (in thousands):

Pro forma (Unaudited)
Nine Months Ended September 30, 2013
Revenue	$943,745
Net loss attributable to Bright Horizons Family Solutions Inc.	$(9,221)
The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased amortization expense related to the acquired intangible assets.
These acquired businesses contributed total revenues of $91.4 million in the nine months ended September 30, 2014. The Company has also determined that the presentation of net income for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.
4. BORROWING ARRANGEMENTS
Outstanding borrowings were as follows at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Term loans	$776,175	$782,100
Deferred financing costs and original issue discount	(15,618)	(17,877)
Total debt	760,557	764,223
Less current maturities	7,900	7,900
Long-term debt	$752,657	$756,323
The effective interest rate for the term loans was 3.75% at September 30, 2014 and the weighted average interest rate was 3.83% for the nine months ended September 30, 2014. There were no borrowings outstanding on the $100.0 million revolving credit facility at September 30, 2014 or during the nine months then ended, and the full facility was available for borrowings. The weighted average interest rate for the revolving credit facility was 5.0% for the nine months ended September 30, 2014.
The Company incurred financing fees of $12.7 million and original issue discount costs of $7.9 million in connection with the issuance of the term loans and establishment of the revolving credit facility in January 2013. These fees are being amortized over the terms of the related debt instruments. Amortization expense of deferred financing costs and original issue discount costs in the nine months ended September 30, 2014 were $1.4 million and $0.8 million, respectively, which are included in interest expense.
The future principal payments under the term loans at September 30, 2014 are as follows (in thousands):

Remainder of 2014	$1,975
2015	7,900
2016	7,900
2017	7,900
2018	7,900
Thereafter	742,600
$776,175

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

Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income (loss) attributable to Bright Horizons Family Solutions Inc.	$15,379	$15,044	$53,141	$(11,120)

Allocation of net income (loss) to common stockholders:
Common stock	$15,319	$15,044	$52,936	$(11,120)
Unvested participating shares	60	—	205	—
	$15,379	$15,044	$53,141	$(11,120)

Weighted average number of common shares:
Common stock	66,087,184	64,916,558	65,755,911	61,815,607
Unvested participating shares	259,525	—	254,719	—

Earnings (loss) per share:
Common stock	$0.23	$0.23	$0.81	$(0.18)
Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Diluted earnings per share:
Earnings allocated to common stock	$15,319	$15,044	$52,936	$(11,120)
Plus earnings allocated to unvested participating shares	60	—	205	—
Less adjusted earnings allocated to unvested participating shares	(59)	—	(200)	—
Earnings allocated to common stock	$15,320	$15,044	$52,941	$(11,120)

Weighted average number of common shares:
Common stock	66,087,184	64,916,558	65,755,911	61,815,607
Effect of dilutive securities	1,548,473	1,914,855	1,678,061	—
	67,635,657	66,831,413	67,433,972	61,815,607

Earnings (loss) per share:
Common stock	$0.23	$0.23	$0.79	$(0.18)
Options outstanding to purchase 0.9 million shares of common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2014. Options outstanding to purchase 0.1 million shares and 4.7 million shares of common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2013, respectively, since their effect was anti-dilutive, which may be dilutive in the future.

6. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Treasury Stock
On March 28, 2014, the Board of Directors of the Company authorized the repurchase of up to $225.0 million of its common stock. During the nine months ended September 30, 2014, 177,639 shares were repurchased for $7.2 million under this program. All repurchased shares have been retired.
Equity Incentive Plan
The Company has the 2012 Omnibus Long-Term Incentive Plan (the "Plan"), which became effective on January 24, 2013, and allows for the issuance of equity awards of up to 5 million shares of common stock. As of September 30, 2014, there were approximately 3.4 million shares of common stock available for grant.
During the nine months ended September 30, 2014, the Company granted options to purchase 893,877 shares of common stock at a weighted average price of $36.75 per share that have ratable or cliff vesting over one to five years. The weighted average fair value of options granted during the nine months ended September 30, 2014 was $11.25 per share. The fair value of each option to purchase common stock was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 30.0%; risk free interest rate of 1.82%; and expected life of options of 5.3 years.
Restricted stock awards are also granted at the discretion of the Board of Directors as allowed under the Plan. During the nine months ended September 30, 2014, 259,525 shares of restricted stock were granted to certain senior managers and key employees, which vest at the end of three years and are accounted for as nonvested stock. The restricted stock was sold for a price equal to 50% of the fair value of the stock at the date of grant. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. Stock-based compensation expense for restricted stock awards is calculated based on the fair value of the award on the date of grant, which will be recognized on a straight line basis over the requisite service period. At September 30, 2014, there were 259,525 unvested shares of restricted stock outstanding, which were legally issued at the date of grant but are not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled.
During the nine months ended September 30, 2014, restricted stock units were awarded to members of the Board of Directors as allowed under the Plan. The awards allow for the issuance of a share of the Company's common stock for each vested unit upon the earliest of termination of service as a member of the Board of Directors or five years after the date of the award. The Company issued 6,066 units at a weighted average fair value of $39.58 for a total value of $0.2 million. The units vested upon issuance.
The Company recorded stock-based compensation expense of $6.0 million in selling, general and administrative expenses and $0.5 million in cost of services during the nine months ended September 30, 2014.
At September 30, 2014, there was $15.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the plans, which is expected to be recognized over the remaining requisite service periods of approximately three years.
7. INCOME TAXES
The Company's effective income tax rates were 37.6% and 19.6% for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company's effective income tax rates were 36.6% and 31.1%, respectively. The effective income tax rate is based upon estimated income before income taxes for the year, the geographical composition of the income and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including discrete items such as settlement of foreign, Federal and State tax issues. The effective income tax rate for the nine months ended September 30, 2013 varied from the statutory rate due to the greater impact of permanent adjustments on a lower income before income taxes in 2013. The income was lower in 2013 resulting from the loss on extinguishment of debt, the Sponsor termination fee and the performance-based stock compensation expense in 2013. Also, during the nine months ended September 30, 2013, we recognized a previously unrecognized tax benefit of approximately $4.1 million upon completion of a UK tax enquiry.
The Company’s unrecognized tax benefits were $2.0 million at September 30, 2014 and December 31, 2013. Interest and penalties related to unrecognized tax benefits were $1.7 million at September 30, 2014 and $1.6 million at December 31, 2013.
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
The Company and its domestic subsidiaries are subject to U.S. Federal income tax as well as multiple state jurisdictions. U.S. Federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for Federal income tax returns is three years. The Company's filings for 2011 through 2013 are subject to audit based upon the Federal statute of limitations and there is an ongoing audit of the 2011 tax year.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There were no significant settlements of state audits during the third quarter of 2014. As of September 30, 2014, there were four income tax audits in process and the tax years from 2010 to 2013 are subject to audit.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Canada, Ireland, and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to seven years. In the third quarter, the Netherlands subsidiaries were notified of an audit to begin in the fourth quarter of 2014.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The fair value of the Company’s financial instruments approximates their carrying value. As of September 30, 2014, the Company’s long-term debt had a book value of $776.2 million and a fair value of $767.4 million using a model that considers observable inputs (level 2 inputs). As of December 31, 2013, the Company's long-term debt had a book value of $782.1 million and a fair value of $784.1 million using a model that considers observable inputs (level 2 inputs).
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at September 30, 2014.
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

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Three months ended September 30, 2014
Revenue	$282,798	$43,493	$8,685	$334,976
Amortization of intangible assets	6,634	181	144	6,959
Income from operations	19,079	12,356	1,611	33,046
Three months ended September 30, 2013
Revenue	$263,198	$38,648	$6,817	$308,663
Amortization of intangible assets	7,442	181	76	7,699
Income from operations (1)	16,392	10,215	1,182	27,789

(1)
For the three months ended September 30, 2013, income from operations includes secondary offering expenses and acquisition related costs of $1.7 million which has been allocated to full service center-based care.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Nine months ended September 30, 2014
Revenue	$870,546	$120,689	$23,996	$1,015,231
Amortization of intangibles	21,090	543	435	22,068
Income from operations (1)	70,587	36,229	2,776	109,592
Nine months ended September 30, 2013
Revenue	$775,358	$107,526	$16,715	$899,599
Amortization of intangibles	21,279	543	227	22,049
Income from operations (2)	49,326	28,609	688	78,623

(1)	For the nine months ended September 30, 2014, income from operations includes secondary offering expenses of $0.6 million which has been allocated to full service center-based care.

(2)
For the nine months ended September 30, 2013, income from operations includes expenses incurred in connection with the Offering, including a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC, and $5.0 million for certain stock options that vested upon completion of the Offering, and acquisition related costs. These costs have been allocated on a proportionate basis to each segment ($13.3 million to full service center-based care, $1.9 million to back-up dependent care, and $0.8 million to other educational services).

10. TRANSACTIONS WITH RELATED PARTIES
The Company had a management agreement with Bain Capital Partners LLC (the “Sponsor”), which provided for annual payments of $2.5 million through May 2018. In connection with the Offering, the Company and the Sponsor terminated the management agreement in exchange for a $7.5 million payment from the Company to the Sponsor, which is included in selling, general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2013. As of September 30, 2014, investment funds affiliated with the Sponsor hold approximately 51.5% of our common stock.

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
Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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

Results of Operations
The following table sets forth statement of operations data as a percentage of revenue for the three months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,
	2014	%	2013	%
Revenue	$334,976	100.0%	$308,663	100.0%
Cost of services (1)	262,115	78.2%	240,158	77.8%
Gross profit	72,861	21.8%	68,505	22.2%
Selling, general and administrative expenses (2)	32,856	9.8%	33,017	10.7%
Amortization of intangible assets	6,959	2.1%	7,699	2.5%
Income from operations	33,046	9.9%	27,789	9.0%
Net interest expense and other	(8,395)	(2.5%)	(9,195)	(3.0%)
Income before income tax	24,651	7.4%	18,594	6.0%
Income tax expense	(9,272)	(2.8%)	(3,652)	(1.2%)
Net income	$15,379	4.6%	$14,942	4.8%
Adjusted EBITDA (3)	$55,284	16.5%	$49,975	16.2%
Adjusted income from operations (3)	$33,046	9.9%	$29,536	9.6%
Adjusted net income (3)	$21,367	6.4%	$18,436	6.0%

The following table sets forth statement of operations data as a percentage of revenue for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Nine Months Ended September 30,
	2014	%	2013	%
Revenue	$1,015,231	100.0%	$899,599	100.0%
Cost of services (1)	782,107	77.0%	689,879	76.7%
Gross profit	233,124	23.0%	209,720	23.3%
Selling, general and administrative expenses (2)	101,464	10.0%	109,048	12.1%
Amortization of intangible assets	22,068	2.2%	22,049	2.5%
Income from operations	109,592	10.8%	78,623	8.7%
Loss on extinguishment of debt	—	—%	(63,682)	(7.1%)
Net interest expense and other	(25,736)	(2.5)%	(31,387)	(3.5%)
Income (loss) before income tax	83,856	8.3%	(16,446)	(1.9%)
Income tax (expense) benefit	(30,715)	(3.0)%	5,114	0.6%
Net income (loss)	$53,141	5.3%	$(11,332)	(1.3%)
Adjusted EBITDA (3)	$177,068	17.4%	$155,163	17.2%
Adjusted income from operations (3)	$110,142	10.8%	$95,249	10.6%
Adjusted net income (3)	$71,535	7.0%	$57,106	6.3%

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenue. Revenue increased $26.3 million, or 9%, to $335.0 million for the three months ended September 30, 2014 from $308.7 million for the same period in the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3-4%. Revenue generated by full service center-based care services in the three months ended September 30, 2014 increased by $19.6 million, or 7%, when compared to the same period in 2013. Revenue generated by back-up dependent care services in the three months ended September 30, 2014 increased by $4.8 million, or 13%, when compared to the same period in 2013. Additionally, revenue generated by other educational advisory services in the three months ended September 30, 2014 increased by $1.9 million, or 27%, when compared to the same period in 2013.
At September 30, 2014, we operated 876 child care and early education centers compared to 880 centers at September 30, 2013.
Cost of Services. Cost of services increased $22.0 million, or 9%, to $262.1 million for the three months ended September 30, 2014 when compared to the same period in the prior year. Cost of services in the full service center-based care services segment increased $19.3 million, or 9%, to $232.6 million in 2014. Personnel costs, which typically represent approximately 70-75% of total cost of services for this segment, increased 7% as a result of a 10% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 15% in connection with the enrollment growth at new and existing centers, and the incremental occupancy costs associated with centers that have been added since September 30, 2013. Cost of services in the back-up dependent care segment increased $2.1 million, or 9%, to $25.2 million in the three months ended September 30, 2014, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $0.6 million, or 16%, to $4.4 million in the three months ended September 30, 2014 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $4.4 million, or 6%, to $72.9 million for the three months ended September 30, 2014 when compared to the same period in the prior year. Gross profit margin as a percentage of revenue was 22% for the three months ended September 30, 2014 and 2013. The increase in gross profit is primarily due to contributions from new centers and from ramping P&L centers, which achieve proportionately lower levels of operating costs in relation to revenue as they ramp up enrollment to steady state levels, increased enrollment in our mature P&L centers and expanded back-up services revenue with proportionately lower direct costs of services.
Selling, General and Administrative Expenses ("SGA"). SGA of $32.9 million for the three months ended September 30, 2014 was approximately even with the $33.0 million reported for the same period in the prior year, and as a percentage of revenue decreased to 9.8% for the three months ended September 30, 2014 from 10.7% for the same period in the prior year. Results for the three months ended September 30, 2013 included approximately $1.7 million of costs related to acquisitions. After taking these charges into account, SGA increased over the comparable period due to continued investments in technology and marketing, incremental overhead associated with the operations of acquired businesses, an increase in compensation costs, including annual wage increases and stock-based compensation, as well as routine increases in SGA costs.
Amortization. Amortization expense on intangible assets of $7.0 million for the three months ended September 30, 2014 was approximately consistent with the three months ended September 30, 2013.
Income from Operations. Income from operations increased by $5.2 million, or 19%, to $33.0 million for the three months ended September 30, 2014 when compared to the same period in 2013. Income from operations was 10% of revenue for the three months ended September 30, 2014, compared to 9% of revenue for the three months ended September 30, 2013. The increase in income from operations was due to the following:

•
In the full service center-based care segment, income from operations increased $2.7 million for the three months ended September 30, 2014. Results for the three months ended September 30, 2013 included $1.7 million of acquisition related costs. In addition to these items, income from operations increased over the comparable period due to the tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since September 30, 2013.

•	Income from operations for the back-up dependent care segment increased $2.1 million in the three months ended September 30, 2014 due to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $0.4 million for the three months ended September 30, 2014 compared to the same period in 2013 due to the expanding revenue base.

Net Interest Expense and Other. Net interest expense and other decreased to $8.4 million for the three months ended September 30, 2014 from $9.2 million for the same period in 2013 due to a reduction in the effective interest rates on borrowings.
Income Tax Expense. We recorded income tax expense of $9.3 million during the three months ended September 30, 2014 compared to an income tax expense of $3.7 million during the comparable period in the prior year. The effective rate increased to 38% for the three months ended September 30, 2014 compared to 20% in the three months ended September 30, 2013. The difference between the effective income tax rate of 20% and the statutory rate in the third quarter of 2013 was due to the impact of permanent differences, primarily deductions allowed in foreign jurisdictions on a lower income before income taxes in 2013.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $5.3 million, or 11%, and $3.5 million, or 12%, respectively, for the three months ended September 30, 2014 over the comparable period in 2013 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, as well as growth in the back-up dependent care business.
Adjusted Net Income. Adjusted net income increased $2.9 million, or 16%, for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenue. Revenue increased $115.6 million, or 13%, to $1.0 billion for the nine months ended September 30, 2014 from $899.6 million for the same period in the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3-4%. Revenue generated by full service center-based care services in the nine months ended September 30, 2014 increased by $95.2 million, or 12%, when compared to the same period in 2013. Our acquisitions of Kidsunlimited, an operator of 64 centers in the United Kingdom on April 10, 2013, and Children’s Choice Learning Centers, Inc. ("Children's Choice"), an operator of 49 centers in the United States on July 22, 2013, contributed approximately $45.3 million of incremental revenue in the nine months ended September 30, 2014.
Revenue generated by back-up dependent care services in the nine months ended September 30, 2014 increased by $13.2 million, or 12%, when compared to the same period in 2013. Additionally, revenue generated by other educational advisory services in the nine months ended September 30, 2014 increased by $7.3 million, or 44%, when compared to the same period in 2013.
Cost of Services. Cost of services increased $92.2 million, or 13%, to $782.1 million for the nine months ended September 30, 2014 when compared to the same period in the prior year. Cost of services in the full service center-based care services segment increased $82.8 million, or 13%, to $701.0 million in 2014. Personnel costs increased 11% as a result of a 12% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 20% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since September 30, 2013. Cost of services in the back-up dependent care segment increased $5.6 million, or 9%, to $67.9 million in the nine months ended September 30, 2014, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $3.7 million, or 39%, to $13.2 million in the nine months ended September 30, 2014 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $23.4 million, or 11%, to $233.1 million for the nine months ended September 30, 2014 when compared to the same period in the prior year. Gross profit margin as a percentage of revenue was 23% for the nine months ended September 30, 2014 and 2013. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping P&L centers and expanded back-up services revenue with proportionately lower direct cost partially offset by training and integration costs of the 2013 acquisitions as well as costs associated with additional lease model centers opened in 2013 and 2014.
Selling, General and Administrative Expenses. SGA decreased $7.5 million, or 7%, to $101.5 million for the nine months ended September 30, 2014 compared to $109.0 million for the same period in the prior year, and as a percentage of revenue decreased to 10% from 12% in the same period in the prior year. Results for the nine months ended September 30, 2013 included a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC (“Sponsor termination fee”), a $5.0 million stock-based compensation charge for certain stock options that vested upon completion of the initial public offering (“performance-based stock compensation charge”), $0.6 million of costs associated with the completion of a secondary offering and $3.5 million of acquisition related costs. After taking these respective charges into account, SGA increased over the comparable period due to continued investments in technology and marketing, incremental overhead associated with the operations of acquired businesses, an increase in compensation costs, including annual wage increases and stock-based compensation costs, as well as routine increases in SGA costs compared to the prior year.

Amortization. Amortization expense on intangible assets of $22.1 million for the nine months ended September 30, 2014, was comparable with the nine months ended September 30, 2013.
Income from Operations. Income from operations increased by $31.0 million, or 39%, to $109.6 million for the nine months ended September 30, 2014 when compared to the same period in 2013. Income from operations was 11% of revenue for the nine months ended September 30, 2014, compared to 9% of revenue for the nine months ended September 30, 2013. The increase was due to the following:

•
In the full service center-based care segment, income from operations increased $21.3 million for the nine months ended September 30, 2014. Results for the nine months ended September 30, 2013 included an aggregate proportionate charge of $13.9 million for the Sponsor termination fee, the performance-based stock compensation charge, costs associated with the completion of a secondary offering of our common shares and acquisition related costs. After taking these charges into account, income from operations increased $7.8 million in 2014 primarily due to the tuition increases and enrollment gains over the prior year as well as contributions from new and acquired centers that have been added since September 30, 2013, partially offset by incremental overhead from acquired centers during the integration period.

•
Income from operations for the back-up dependent care segment increased $7.6 million in the nine months ended September 30, 2014. Results for the nine months ended September 30, 2013 included an aggregate proportionate charge of $1.9 million for the Sponsor termination fee and the performance-based stock compensation charge. After taking these charges into account, income from operations increased $5.7 million in 2014 due to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $2.1 million for the nine months ended September 30, 2014 compared to the same period in 2013. Results for the nine months ended September 30, 2013 included an aggregate proportionate charge of $0.8 million for the Sponsor termination fee and the performance-based stock compensation charge. After taking these charges into account, income from operations increased $1.3 million in 2014.

Loss on Extinguishment of Debt. In connection with the refinancing of all of our existing debt on January 30, 2013, we recorded a loss on extinguishment of debt of $63.7 million which included the redemption premiums and the write-off of existing deferred financing costs.
Net Interest Expense and Other. Net interest expense and other decreased to $25.7 million for the nine months ended September 30, 2014 from $31.4 million for the same period in 2013 due to the debt refinancing completed on January 30, 2013, which reduced the borrowings outstanding as well as the interest rates on such borrowings.
Income Tax Expense. We recorded an income tax expense of $30.7 million during the nine months ended September 30, 2014 compared to an income tax benefit of $5.1 million during the comparable period in the prior year. The effective rate increased to 37% for the nine months ended September 30, 2014 compared to 31% in the prior year, both of which are less than the statutory rate due to the impact of permanent differences, primarily deductions allowed in foreign jurisdictions. The effective income tax rate for the nine months ended September 30, 2013 varied from the statutory rate due to the greater impact of permanent adjustments on a lower income before income taxes in 2013. The income was lower in 2013 resulting from the loss on extinguishment of debt, the Sponsor termination fee and the performance-based stock compensation expense in 2013. Additionally, we recognized a previously unrecognized tax benefit of approximately $4.1 million during the nine months ended September 30, 2013 upon completion of a tax enquiry in the United Kingdom.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $21.9 million, or 14%, and $14.9 million, or 16% respectively, for the nine months ended September 30, 2014 over the comparable period in 2013 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers, as well as the growth in the back-up dependent care business, offset by increases in SGA spending.
Adjusted Net Income. Adjusted net income increased $14.4 million, or 25%, for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth. Adjusted net income also increased due to the reduction in interest expense associated with the refinancing of our debt in January 2013.

A reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations and adjusted net income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$15,379	$14,942	$53,141	$(11,332)
Interest expense, net	8,395	9,195	25,736	31,387
Income tax expense (benefit)	9,272	3,652	30,715	(5,114)
Depreciation	12,423	11,013	36,264	31,264
Amortization of intangible assets (a)	6,959	7,699	22,068	22,049
EBITDA	52,428	46,501	167,924	68,254
Additional Adjustments:
Deferred rent (b)	817	504	2,132	1,867
Stock compensation expense (c)	2,039	1,223	6,462	9,528
Sponsor management fee (d)	—	—	—	7,674
Loss on extinguishment of debt (e)	—	—	—	63,682
Expenses related to secondary offering	—	—	550	647
Acquisition-related costs (f)	—	1,747	—	3,511
Total adjustments	2,856	3,474	9,144	86,909
Adjusted EBITDA	$55,284	$49,975	$177,068	$155,163

Income from operations	$33,046	$27,789	$109,592	$78,623
Performance-based stock compensation (c)	—	—	—	4,968
Sponsor termination fee (d)	—	—	—	7,500
Expenses related to secondary offering	—	—	550	647
Acquisition-related costs (f)	—	1,747	—	3,511
Adjusted income from operations	$33,046	$29,536	$110,142	$95,249

Net income (loss)	$15,379	$14,942	$53,141	$(11,332)
Income tax expense (benefit)	9,272	3,652	30,715	(5,114)
Income (loss) before tax	24,651	18,594	83,856	(16,446)
Stock compensation expense (c)	2,039	1,223	6,462	9,528
Sponsor management fee (d)	—	—	—	7,674
Amortization of intangible assets (a)	6,959	7,699	22,068	22,049
Loss on extinguishment of debt (e)	—	—	—	63,682
Expenses related to secondary offering	—	—	550	647
Acquisition-related costs (f)	—	1,747	—	3,511
Adjusted income before tax	33,649	29,263	112,936	90,645
Income tax expense (g)	(12,282)	(10,827)	(41,401)	(33,539)
Adjusted net income	$21,367	$18,436	$71,535	$57,106

(a)
Represents amortization of intangible assets, including approximately $5.0 million for the three months ended September 30, 2014 and 2013, and approximately $15.0 million for the nine months ended September 30, 2014 and 2013, associated with intangible assets recorded in connection with our going private transaction in May 2008.

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
Non-GAAP earnings (loss) per share
On January 30, 2013, the Company completed an initial public offering and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. On January 11, 2013, the Company effected a 1–for–1.9704 reverse split of its Class A common stock. In addition, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of its Class L common stock, reclassified those shares as well as all outstanding shares of Class A common stock, into common stock. As a result of the reclassification of Class A common stock to common stock, all references to “Class A common stock” have been changed to “common stock” for all periods presented. The number of common shares used in the calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share for the nine months ended September 30, 2013 give effect to the conversion of all weighted average outstanding shares of Class L common stock at the conversion factor of 35.1955 common shares for each Class L share, as if the conversion was completed at the beginning of the period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Diluted earnings (loss) per pro forma common share:
Net income (loss)	$15,379	$14,942	$53,141	$(11,332)
Pro forma weighted average number of common shares—diluted:
Weighted average number of Class L shares over period in which Class L shares were outstanding (1)	—	—	—	1,327,115
Adjustment to weight Class L shares over respective period	—	—	—	(1,277,963)
Weighted average number of Class L shares over period	—	—	—	49,152
Class L conversion factor	—	—	—	35.1955
Weighted average number of converted Class L common shares	—	—	—	1,729,929
Weighted average number of common shares	66,087,184	64,916,558	65,755,911	61,815,607
Pro forma weighted average number of common shares—basic	66,087,184	64,916,558	65,755,911	63,545,536
Incremental dilutive shares (2)	1,548,473	1,914,855	1,678,061	—
Pro forma weighted average number of common shares—diluted	67,635,657	66,831,413	67,433,972	63,545,536
Diluted earnings (loss) per pro forma common share	$0.23	$0.22	$0.79	$(0.18)

Diluted adjusted earnings per pro forma common share:
Adjusted net income	$21,367	$18,436	$71,535	$57,106
Pro forma weighted average number of common shares—basic	66,087,184	64,916,558	65,755,911	63,545,536
Incremental dilutive shares (2)	1,548,473	1,914,855	1,678,061	1,860,276
Pro forma weighted average number of common shares—diluted	67,635,657	66,831,413	67,433,972	65,405,812
Diluted adjusted earnings per pro forma common share	$0.32	$0.28	$1.06	$0.87

(1)
The weighted average number of Class L shares in the actual Class L earnings per share calculation for the nine months ended September 30, 2013 represents the weighted average from the beginning of the period up through the date of conversion of the Class L shares into common shares. As such, the pro forma weighted average number of common shares includes an adjustment to the weighted average number of Class L shares outstanding to reflect the length of time the Class L shares were outstanding prior to conversion relative to the respective period. The converted Class L shares are already included in the weighted average number of common shares outstanding for the period after their conversion.

(2)
Represents the dilutive effect of stock options and restricted stock using the two-class method. For purposes of the diluted loss per pro forma common share for the nine months ended September 30, 2013, there is no dilutive effect since there was a loss recorded during the period.

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our $100.0 million revolving credit facility. No amounts were outstanding at September 30, 2014 or December 31, 2013 under the revolving credit facility.
We had a working capital deficit of $7.3 million and $89.9 million at September 30, 2014 and December 31, 2013, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments and for share repurchases.
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
On March 28, 2014, the Board of Directors of the Company approved a $225 million repurchase program of its common stock. 177,639 shares of common stock have been re-acquired for $7.2 million and retired as of September 30, 2014.
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
Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$121,311	$121,465
Net cash used in investing activities	$(53,445)	$(180,548)
Net cash provided by financing activities	$12,063	$60,027
Cash and cash equivalents (beginning of period)	$29,585	$34,109
Cash and cash equivalents (end of period)	$109,008	$35,010
Cash Provided by Operating Activities
Cash provided by operating activities was $121.3 million for the nine months ended September 30, 2014, compared to $121.5 million for the same period in 2013. Net income increased by $64.5 million, offset by a decrease in the adjustment for the non-cash loss on extinguishment of debt of $63.7 million recorded in the prior year.

Cash Used in Investing Activities
Cash used in investing activities was $53.4 million for the nine months ended September 30, 2014 and was primarily related to fixed asset additions arising from the addition of new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. Cash used in investing activities was $180.5 million for the same period in 2013 and included the acquisitions of Kidsunlimited and Children's Choice, in addition to fixed asset additions.
Cash Provided by Financing Activities
Cash provided by financing activities amounted to $12.1 million for the nine months ended September 30, 2014 compared to $60.0 million for the same period in 2013. Cash provided by financing activities for the nine months ended September 30, 2014 consisted principally of proceeds from the exercise of options to purchase common stock of $13.7 million, proceeds from the issuance of restricted stock of $4.7 million, and the tax benefit of stock compensation in the amount of $6.9 million, offset by principal payments of $5.9 million on our debt and stock repurchases of $7.2 million.
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

Debt
Outstanding borrowings were as follows at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Term loans	$776,175	$782,100
Deferred financing costs and original issue discount	(15,618)	(17,877)
Total debt	760,557	764,223
Less current maturities	7,900	7,900
Long-term debt	$752,657	$756,323
The $890.0 million senior secured credit facilities consist of a $790.0 million secured term loan facility and a $100.0 million revolving credit facility. The term loans and revolving credit facility mature on January 30, 2020 and January 30, 2018, respectively. The term loan facility requires quarterly principal payments of $2.0 million, with the remaining balance due at maturity. There were no borrowings outstanding on the revolving credit facility at September 30, 2014 with the entire amount available for borrowings as of that date.
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

The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at September 30, 2014.

Off-Balance Sheet Arrangements
As of September 30, 2014, we have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Since December 31, 2013, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. Controls and Procedures
As of September 30, 2014, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding the Company's purchases of its equity securities during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
July 1, 2014 to July 31, 2014	—	$—	—	$221,921
August 1, 2014 to August 31, 2014	—	$—	—	$221,921
September 1, 2014 to September 30, 2014	99,192	$41.88	99,192	$217,767
	99,192		99,192
(1) On March 28, 2014, the Board of Directors of the Company authorized the potential repurchase of up to $225.0 million of its common stock. The Company has repurchased a total of 177,639 shares in the open market under this authorization, including 99,192 shares in the three months ended September 30, 2014. All repurchased shares have been retired.
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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	November 7, 2014	By:	/s/ David Lissy
David Lissy
Chief Executive Officer