Form 10-K
period 2014-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2015-03-02
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.
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

Large accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates of Bright Horizons Family Solutions Inc. computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2014 was approximately $1.3 billion.
As of February 11, 2015, there were 61,651,158 outstanding shares of the registrant’s common stock, $0.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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

PART I
Item 1. Business
Our Company
We are a leading provider of high-quality child care, early education and other services designed to help employers and families better address the challenges of work and life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of December 31, 2014, we had more than 900 client relationships with employers across a diverse array of industries, including more than 140 Fortune 500 companies and more than 80 of Working Mother magazine’s 2014 “100 Best Companies for Working Mothers.” Our service offerings include:

•	Center-based full service child care and early education (representing approximately 86% of our revenue in the year ended December 31, 2014);

•	Back-up dependent care; and

•	Educational advisory services.
We believe we are a provider of choice for each of the solutions we offer. As of December 31, 2014, we operated a total of 884 child care and early education centers across a wide range of customer industries with the capacity to serve approximately 101,000 children in the United States, as well as in the United Kingdom, the Netherlands, Ireland, Canada and India. We have achieved satisfaction ratings of approximately 95% among respondents in our employer and parent satisfaction surveys over each of the past five years and an annual client retention rate of 97% for employer-sponsored centers over each of the past ten years.
Our History
For over 25 years, we have operated child care and early education centers for employers and working families. In 1998, we transformed our business through the merger of Bright Horizons, Inc. and Corporate Family Solutions, Inc., both then Nasdaq-listed companies that were founded in 1986 and 1987, respectively. We were listed on Nasdaq from 1998 to May 2008, when we were acquired by investment funds affiliated with Bain Capital Partners LLC (collectively, the “Sponsor”), which we refer to as our going private transaction. Since then, we have continued to grow through challenging economic times while investing in our future. We have grown our international footprint to become a leader in the center-based child care market in the United Kingdom and have expanded into the Netherlands and India as a platform for further international expansion. In the United States, we have grown our partnerships with employer clients by expanding and enhancing our back-up dependent care services and by developing and growing our educational advisory services. We have invested in new technologies to better support our full suite of services and expanded our marketing efforts with additional focus on maximizing occupancy levels in centers where we can improve our economics with increased enrollment. On January 30, 2013, we completed our initial public offering (the “Offering”). Upon the completion of the initial public offering, our common stock was listed on the New York Stock Exchange under the symbol “BFAM.”
Industry Overview
We compete in the global market for child care and early education services as well as the market for work/life services offered by employers as benefits to employees. The child care industry can generally be subdivided into center-based and home-based child care. We operate in the center-based market, which is highly fragmented.
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
Industry Trends
We believe that the following key factors contribute to growth in the markets for employer-sponsored child care and for back-up dependent care and educational advisory services:
Increasing Participation by Women and Two Working Parent Families in the Workforce. A significant percentage of mothers currently participate in the workforce. In 2013, for example, 64% of mothers with children under the age of six participated in the workforce in the United States, according to the Bureau of Labor Statistics. We expect that the number of working mothers and two working parent families will continue to increase over time, resulting in an increase in the need for child care and other work/life services. By 2016, for example, women are expected to earn 54% of all doctorate and professional degrees in the United States, according to a 2011 report by the Families and Work Institute.
Greater Demand for High-Quality Center-Based Child Care and Early Education. We believe that recognition of the importance of early education and consistent quality child care has led to increased demand for higher-quality center-based care. In 1965, 8% of children under the age of five with working mothers were enrolled in center-based child care, compared to approximately 24% of such children by 2011, according to data gathered by the U.S. Census Bureau. With the shift towards center-based care, there is an increased focus on the establishment of objective, standards-based methods of defining and measuring the quality of child care, such as accreditation. In a highly fragmented market comprised largely of center operators lacking scale, we believe this trend will favor larger industry participants with the size and capital resources to achieve quality standards on a consistent basis.
Recognized Return on Investment to Employers. Based on studies we have conducted through our Horizons Workforce Consulting practice, we believe that employer sponsors of center-based child care and back-up dependent care services realize strong returns on their investments from reduced turnover and increased productivity. For example, we estimate that users of our back-up dependent care services have been able to work, on average, 6 days annually that they otherwise would have missed due to breakdowns in child care arrangements. Additionally, according to a 2014 survey of our clients, 97% of respondents reported that access to dependable back-up dependent care helps them to focus on work and be more productive. We believe that this return on investment for employers will result in additional growth in employer-sponsored back-up dependent care services.
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
Collaborative, Long-term Relationships with Diverse Customer Base
We have more than 900 client relationships with employers across a diverse array of industries, including more than 140 of the Fortune 500 companies, with our largest client contributing less than 2% of our revenue in fiscal 2014 and our largest 10 clients representing less than 10% of our revenue in that year. Our business model places an emphasis on multi-year employer sponsorship contracts where our clients typically fund the development of new child care centers at or near to their worksites and frequently support the ongoing operations of these centers.
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
Commitment to Quality
Our business is anchored in our commitment to consistently provide high-quality service offerings to employers and families. We have therefore designed our child care centers to meet or exceed applicable accreditation and rating standards in all of our key markets, including in the United States through the National Academy of Early Childhood Programs, a division of the National Association for the Education of Young Children (“NAEYC”), and in the United Kingdom through the ratings of the Office of Standards in Education. We believe that our voluntary commitment to achieving accreditation standards offers a competitive advantage in securing employer sponsorship opportunities and in attracting and retaining families, because an increasing number of potential and existing employer clients require adherence to accreditation criteria.
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
Capital Efficient Operating Model Provides Platform for Growth, with Attractive Economics
We have achieved uninterrupted year-over-year revenue and adjusted EBITDA growth for each of the last thirteen years despite broader macro-economic fluctuations. With employer sponsors funding the majority of the capital required for new centers developed on their behalf, we have been able to grow our business with limited capital investment, which has contributed to strong cash flows from operations.
Proven Acquisition Track Record
We have an established acquisition team to pursue potential targets using a proven framework to effectively evaluate potential transactions with the goal of maximizing our return on investment while minimizing risk. Since 2006, and as of December 31, 2014, we have completed acquisitions of 242 child care centers in the United States, the United Kingdom and the Netherlands, as well as various providers of back-up dependent care services and educational advisory services in the United States.
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

•
Expand Relationships with Existing Employer Clients Through Additional Centers and Cross-Selling. As of December 31, 2014, we operated 218 centers for 65 clients with multiple facilities, and we believe there is a significant opportunity to add additional employer-sponsored centers for both these and other existing clients as well as to increase the number of our clients that use more than one of our four principal service offerings.

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

Increase Utilization at Existing Centers
We believe that our mature profit and loss centers (centers that have been open for more than three years) are currently operating at utilization levels below our target run rate, in part due to a general deterioration in economic condition from 2008 to 2010. Utilization rates at our mature profit and loss centers stabilized in 2010 and have grown since. We expect to further close the gap between current utilization rates and our target run rate over the next few years.
Selectively Add New Lease/Consortium Centers and Expand Through Selective Acquisitions
We have typically added between six and fifteen new lease/consortium centers annually for the past seven years, focusing on urban or city surrounding markets where demand is generally higher and where income demographics are generally more supportive of a new center. In addition, we have a long track record of successfully completing and integrating selective acquisitions. The domestic and international markets for child care and other family support services remain highly fragmented. We will therefore continue to seek attractive opportunities both for center acquisitions and the acquisition of complementary service offerings.
Our Operations
Our primary reporting and operating segments are full-service center-based child care services and back-up dependent care services. Full-service center-based child care includes traditional center-based child care, preschool and elementary education. Back-up dependent care includes center-based back-up child care, in-home care, mildly ill child care and adult/elder care. Our remaining operations, including our educational advisory services, are included in other educational advisory services.
The following table sets forth our segment information as of the dates and for the periods indicated. Additional segment information is included in Note 16, "Segment and Geographic Information," included in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	Full Service Center-Based Child Care Services	Back-up Dependent Care Services	Other Educational Advisory Services	Total
	(In thousands, except percentages)
Year ended December 31, 2014
Revenue	$1,156,661	$162,886	$33,452	$1,352,999
As a percentage of total revenue	86%	12%	2%	100%
Income from operations	$92,229	$49,317	$5,374	$146,920
As a percentage of total income from operations	63%	33%	4%	100%
Year ended December 31, 2013
Revenue	$1,049,854	$144,432	$24,490	$1,218,776
As a percentage of total revenue	86%	12%	2%	100%
Income from operations	$67,287	$39,710	$2,037	$109,034
As a percentage of total income from operations	62%	36%	2%	100%
Year ended December 31, 2012
Revenue	$922,214	$130,082	$18,642	$1,070,938
As a percentage of total revenue	86%	12%	2%	100%
Income from operations	$60,154	$33,863	$1,447	$95,464
As a percentage of total income from operations	63%	35%	2%	100%
Full-Service Child Care
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
Tuition paid by families varies depending on the age of the child, the available adult-to-child ratio, the geographic location and the extent to which an employer sponsor subsidizes tuition. Based on a sample of 320 of our child care and early education centers, the average tuition rate at our centers in the United States is $1,735 per month for infants (typically ages three to sixteen months), $1,590 per month for toddlers (typically ages sixteen months to three years) and $1,270 per month for preschoolers (typically ages three to five years). Tuition at most of our child care and early education centers is payable in advance and is due either monthly or weekly. In many cases, families can pay tuition through payroll deductions or through Automated Clearing House withdrawals.
Revenue per center typically averages between $1.4 million and $1.6 million at our centers in North America, and averages between $0.9 million and $1.2 million at our centers in Europe, primarily due to the larger average size of our centers in North America. Gross margin at our centers typically averages between 15% and 25%, with our cost-plus model centers typically at the lower end of that range and our lease/consortium centers at the higher end.
Cost of services consists of direct expenses associated with the operation of child care and early education centers and direct expenses to provide back-up dependent care services and educational advisory services. Direct expenses consist primarily of payroll and benefits for personnel, food costs, program supplies and materials, parent marketing and facilities costs, which include depreciation. Personnel costs are the largest component of a center’s operating costs and comprise approximately 70% of a center’s operating expenses. In a P&L model center, we are often responsible for additional costs that are typically paid or provided directly by a client in centers operating under the cost-plus model, such as facilities costs. As a result, personnel costs in centers operating under P&L models will often represent a smaller percentage of overall costs when compared to centers operating under cost-plus models.
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
Back-Up Dependent Care
We provide back-up dependent care services through our full-service centers or our dedicated back-up centers, as well as through our Back-Up Care Advantage (“BUCA”) program. BUCA offers access to a contracted network of in-home care agencies and approximately 2,800 center-based providers in locations where we do not otherwise have centers with available capacity.
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
EdAssist. Edassist provides tuition reimbursement administration for corporate clients. Administration services are provided through a proprietary software system for processing and data analytics, as well as a team of compliance professionals who audit employee reimbursements. We also provide educational advising to client employees on a one-on-one basis through our team of advisors, who help employees make better decisions regarding their education. Customer service is also provided through contact centers in Broomfield, Colorado and Durham, North Carolina. The EdAssist services derive revenue directly from fees paid by employer sponsors under contracts that are typically three years in length. The EdAssist division is managed by a Vice President and General Manager who has responsibility for the growth and profitability of this division.
College Coach. College Coach provides college advisory services through our team of educators, all of whom have experience working at senior levels in admissions or financial aid at colleges and universities. We work with employer clients who offer these services as a benefit to their employees, and we also provide these services directly to families on a retail basis. We have 12 College Coach offices in the United States, located primarily in metropolitan areas, where we believe the demand for these services is greatest. College Coach derives revenue mainly from employer clients who contract with us for an agreed upon number of workshops, access to our proprietary virtual learning center and individual counseling. The College Coach division is managed by a Vice President and General Manager who has responsibility for the growth and profitability of this division.
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

	North America	Europe	Total
	(In thousands, except percentages)
Year ended December 31, 2014
Revenue	$1,074,951	$278,048	$1,352,999
As a percentage of total revenue	79%	21%	100%
Long-lived assets, net	$277,971	$120,976	$398,947
As a percentage of total fixed assets, net	70%	30%	100%
Year ended December 31, 2013
Revenue	$980,537	$238,239	$1,218,776
As a percentage of total revenue	80%	20%	100%
Long-lived assets, net	$260,483	$130,411	$390,894
As a percentage of total fixed assets, net	67%	33%	100%
Year ended December 31, 2012
Revenue	$901,210	$169,728	$1,070,938
As a percentage of total revenue	84%	16%	100%
Long-lived assets, net	$230,807	$109,569	$340,376
As a percentage of total fixed assets, net	68%	32%	100%
Our international business primarily consists of child care centers throughout the United Kingdom and the Netherlands and is overseen by a senior vice president. In 2013, we added 64 child care centers in the United Kingdom increasing our footprint in Europe. As of December 31, 2014, we had a total of 231 centers in Europe.
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
Competition
We believe that we are a leader in the markets for employer-sponsored center-based child care and back-up dependent care. We maintain approximately six times more market share in the United States than our closest competitors who provide employer-sponsored center-based child care. The market for child care and early education services is highly fragmented, and we compete for enrollment and for sponsorship of child care and early education centers with a variety of other businesses including large community-based child care companies, regional child care providers, family day care (operated out of the caregiver’s home), nannies, for-profit and not-for-profit full- and part-time nursery schools, private schools and public elementary schools, and not-for-profit and government-funded providers of center-based child care. Our principal competitors for employer-sponsored centers include Knowledge Universe, Hildebrandt Learning Centers, New Horizons Academy, Childbase and Busy Bees in the United States and the United Kingdom. Competition for back-up dependent care and educational advising comes from some of these same competitors in addition to employee assistance programs, payment processors and smaller work/life companies. In addition, we compete for enrollment on a center-by-center basis with some of the providers named above, along with many local and national providers, such as Learning Care Group, Goddard Schools, Primrose Preschools, Asquith Day Nurseries, The Co-operative Childcare, Smallsteps, and Partou in the United States, the United Kingdom and the Netherlands.
We believe that the key factors in the competition for enrollment are quality of care, site convenience and cost. We believe that many center-based child care providers are able to offer care at lower prices than we do by utilizing less intensive adult-to-child ratios and offering their staff lower compensation and limited or less affordable benefits. While our tuition levels are generally higher than our competitors, we compete primarily based on the convenience of a work-site location and a higher level of program quality. In addition, many of our competitors may have access to greater financial resources (such as access to government funding or other subsidies), or may benefit from broader name recognition (such as established regional providers) or comply, or are required to comply, with fewer or less costly health, safety, and operational regulations than those with which we comply (such as the more limited health, safety and operational regulatory requirements typically applicable to family day care operations in caregivers’ homes).We believe that our primary focus on employer clients and track record for achieving and maintaining high-quality standards distinguishes us from our competitors. We believe we are well-positioned to continue attracting new employer sponsors due to our extensive service offerings, established reputation, position as a quality leader and track record of serving major employer sponsors for over 25 years.
Intellectual Property
We believe that our name and logo have significant value and are important to our operations. We own and use various registered and unregistered trademarks covering the names Bright Horizons and Bright Horizons Family Solutions, our logo and a number of other names, slogans and designs. We frequently license the use of our registered trademarks to our clients in connection with the use of our services, subject to customary restrictions. We actively protect our trademarks by registering the marks in a variety of countries and geographic areas, including North America, Asia and Southeast Asia, the Pacific Rim, Europe and Australia. These registrations are subject to varying terms and renewal options. However, not all of the trademarks or service marks have been registered in all of the countries in which we do business, and we are aware of persons using similar marks in certain countries in which we currently do not do business. Meanwhile, we monitor our trademarks and vigorously oppose the infringement of any of our marks. We do not hold any patents, and we hold copyright registrations for certain materials that are important to the operation of our business. We generally rely on common law protection for those copyrighted works which are not critical to the operation of our business. We also license some intellectual property from third parties for use in our business. Such licenses are not individually or in the aggregate material to our business.
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
Employees
As of December 31, 2014, we had approximately 25,400 employees (including part-time and substitute teachers), of whom approximately 1,400 were employed at our corporate, divisional and regional offices, and the remainders of whom were employed at our child care and early education centers. Child care and early education center employees include teachers and support personnel. The total number of employees includes approximately 6,700 employees working outside of the United States. We conduct annual surveys to assess employee satisfaction and can adjust programs, benefits offerings, trainings, communications and other support to meet employee needs and enhance retention. We have a long track record of being named a “Best Place to Work” in the United States and more recently in the United Kingdom, Ireland and the Netherlands based largely upon employee responses to surveys. We believe our relationships with our employees are good.
Facilities
Our child care and early education centers are primarily operated at work-site locations and vary in design and capacity in accordance with employer sponsor needs and state and local regulatory requirements. Our North American child care and early education centers typically have an average capacity of 127 children. Our locations in Europe and India have an average capacity of 78 children. As of December 31, 2014, our child care and early education centers had a total licensed capacity of approximately 101,000 children, with the smallest center having a capacity of 12 children and the largest having a capacity of approximately 570 children.
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
Available Information
We make available, free of charge, on our corporate website www.brighthorizons.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information filed with the SEC is also available at www.sec.gov. References to these websites do not constitute incorporation by reference of the information contained therein and should not be considered part of this document.
Item 1A. Risk Factors
Risks Related to Our Business and Industry
Changes in the demand for child care and other dependent care services, which may be negatively affected by economic conditions, may affect our operating results.
Our business strategy depends on employers recognizing the value in providing employees with child care and other dependent care services as an employee benefit. The number of employers that view such services as cost-effective or beneficial to their work forces may not continue to grow or may diminish. In addition, demographic trends, including the number of two working parent or working single parent families in the work force, may not continue to lead to increased demand for our services. Such changes could materially and adversely affect our business and operating results.
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
We have a significant amount of indebtedness. As of December 31, 2014, we had total indebtedness of $939.2 million, excluding approximately $1.1 million of undrawn letters of credit. Our high level of debt could have important consequences, including:

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

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete; and

•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the agreement governing our senior secured credit facilities contains restrictions on the incurrence of additional indebtedness, those restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with those restrictions could be substantial. We may also seek to amend or refinance one or more of our debt instruments to permit us to finance our growth strategy or improve the terms of our indebtedness.
In addition, the borrowings under our senior secured credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. Assuming all amounts under our senior secured credit facilities are fully drawn, a 100 basis point change in interest rates would result in a $10.4 million change in annual interest expense on our indebtedness under our senior secured credit facilities (subject to our base rate and LIBOR floors, as applicable). While we may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The credit agreement governing our senior secured credit facilities contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur certain liens, make investments and acquisitions, incur or guarantee additional indebtedness, pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock, or enter into certain other types of contractual arrangements affecting our subsidiaries or indebtedness. In addition, the restrictive covenants in the credit agreement governing our senior secured credit facilities require us to maintain specified financial ratios and satisfy other financial condition tests, and we expect that the agreements governing any new senior secured credit facilities will contain similar requirements to satisfy financial condition tests and, with respect to any new revolving credit facility, maintain specified financial ratios, subject to certain conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control.
A breach of the covenants under the credit agreement governing our senior secured credit facilities, or any replacement facility, could result in an event of default unless we obtain a waiver to avoid such default. If we are unable to obtain a waiver, such a default may allow the creditors to accelerate the related debt and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
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
If the international markets in which we compete are affected by changes in political, social, legal, economic or other factors, our business and operating results may be materially and adversely affected. As of December 31, 2014, we had 233 centers located in five foreign countries; therefore, we are subject to inherent risks attributed to operating in a global economy. Our international operations may subject us to additional risks that differ in each country in which we operate, and such risks may negatively affect our results. The factors impacting the international markets in which we operate may include changes in laws and regulations affecting the operation of child care centers, the imposition of restrictions on currency conversion or the transfer of funds or increases in the taxes paid and other changes in applicable tax laws.
In addition, instability in European financial markets or other events could cause fluctuations in exchange rates that may affect our revenues. Most of our revenues, costs and debts are denominated in U.S. dollars. However, revenues and costs from our operations outside of the United States are denominated in the currency of the country in which the center is located, and these currencies could become less valuable as a result of exchange rate fluctuations. The current economic challenges in Europe and related European financial restructuring efforts may cause the value of the European currencies, including the British pound and the Euro, to further deteriorate. The potential dissolution of the Euro, or market perceptions concerning this and related issues, could adversely affect the value of our Euro- and British pound-denominated assets. Unfavorable currency fluctuations as a result of this and other market forces could result in a reduction in our revenues and net earnings, which in turn could materially and adversely affect our business and operating results.
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
We are subject to additional risks in light of the material weakness that we have identified and if the Company fails to maintain an effective system of internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report financial results or prevent fraud.
As further described in Item 9A of this Form 10-K, management has concluded that, because of a material weakness in internal control over financial reporting related to information technology general controls, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2014.   A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.  If we fail to remediate this material weakness in our internal control, or after having remediated such material weakness, thereafter fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on this material weakness and we may be subject to negative reactions from shareholders and others with whom we do business. In addition, continued or future failure to maintain adequate internal control over financial reporting could result in financial statements that do not accurately reflect our financial condition or results of operations. As of the date of filing of this Annual Report, we have not fully remediated the identified material weakness. We may not be able to remediate the material weakness in a timely manner and our management may be required to devote significant time and expense to remediate the material weakness. Furthermore, there can be no assurance that we will not conclude in the future that this weakness continues to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.
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
Our child care and early education centers are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other issues, the adequacy of buildings and equipment, licensed capacity, the ratio of adults to children, educational qualifications and training of staff, record keeping, dietary program, daily curriculum, hiring practices and compliance with health and safety standards. Failure of a child care or early education center to comply with applicable regulations and requirements could subject it to governmental sanctions, which can include fines, corrective orders, placement on probation or, in more serious cases, suspension or revocation of one or more of our child care centers’ licenses to operate, and require significant expenditures to bring those centers into compliance. Although we expect to pay employees at rates above the minimum wage, increases in the statutory minimum wage rates could result in a corresponding increase in the wages we pay to our employees.
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
We compete for enrollment and sponsorship of our child care and early education centers in a highly-fragmented market. For enrollment, we compete with family child care (operated out of the caregiver’s home) and center-based child care (such as residential and work-site child care centers, full- and part-time nursery schools, private and public elementary schools and church-affiliated and other not-for-profit providers). In addition, substitutes for organized child care, such as relatives and nannies caring for children, can represent lower cost alternatives to our services. For sponsorship, we compete primarily with large community-based child care companies with divisions focused on employer sponsorship and with regional child care providers who target employer sponsorship. We believe that our ability to compete successfully depends on a number of factors, including quality of care, site convenience and cost. We often face a price disadvantage to our competition, which may have access to greater financial resources, greater name recognition or lower operating or compliance costs. In addition, certain competitors may be able to operate with little or no rental expense and sometimes do not comply or are not required to comply with the same health, safety and operational regulations with which we comply. Therefore, we may be unable to continue to compete successfully against current and future competitors.
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
Our tax rate is dependent upon a number of factors, a change in any of which could impact our future tax rates and net income.
As a global company, our future tax rates may be adversely affected by a number of factors, including changes in tax laws or the interpretation of such tax laws in the various jurisdictions in which we operate; changes in the estimated realization of our net deferred tax assets; the jurisdictions in which profits are determined to be earned and taxed; the repatriation of non-U.S. earnings for which we have not previously provided taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods.
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
Risks Related to Our Common Stock
We are no longer a “controlled company” within the meaning of the New York Stock Exchange listing rules. However, we may continue to rely on exemptions from certain corporate governance requirements during the one year transition period.
As of December 10, 2014, our Sponsor no longer controls a majority of the voting power of our outstanding common stock. As a result, we are no longer a "controlled company" under the New York Stock Exchange ("NYSE") rules.

Consequently, under the NYSE corporate governance rules, we will be required to comply with certain corporate governance requirements including:

•	the requirement that a majority of the board of directors consist of independent directors;

•	the requirement that we have a nominating and corporate governance committee with a written charter addressing the committee’s purpose and responsibilities;

•
the requirement that the nominating and corporate governance committee have at least one independent director as of the date we are no longer a "controlled company", a majority of independent directors as of 90 days of the date we are no longer a "controlled company", and be composed entirely of independent directors within 1 year of the date we are no longer a "controlled company."

•	the requirement that we have a compensation committee with a written charter addressing the committee’s purpose and responsibilities;

•
the requirement that the compensation committee have at least one independent director as of the date we are no longer a "controlled company", a majority of independent directors as of 90 days of the date we are no longer a "controlled company", and be composed entirely of independent directors within 1 year of the date we are no longer a "controlled company"; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
During the transition periods, we intend to continue to utilize the available exemptions from certain corporate governance requirements as permitted by the NYSE rules. Accordingly, during the transition periods, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards.
Further, certain provisions of our certificate of incorporation and bylaws were automatically triggered when our Sponsor's beneficial ownership became less than 50% of our outstanding shares, including the need for super majority approval to amend, alter, change or repeal specified provisions of our certificate of incorporation and bylaws, a prohibition on the ability of our stockholders to act by written consent and certain limitations on the ability of our stockholders to call a special meeting.
Our stock price could be extremely volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.
Since our initial public offering in January 2013, the price of our common stock, as reported on the New York Stock Exchange, has ranged from a low of $27.50 on January 25, 2013 to a high of $50.13 on February 5, 2015. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere herein and others such as:

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

•
strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;the passage of legislation or other regulatory developments affecting us or our industry;

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
As of February 11, 2015, there were 61,651,158 shares of common stock outstanding. Approximately 43.1% of our outstanding common stock is beneficially owned by investment funds affiliated with the Sponsor and members of our management and employees.
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
In addition to the Sponsor’s beneficial ownership of a substantial percentage of our common stock, our certificate of incorporation and by-laws and Delaware law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and limitations on actions by our stockholders. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Sponsor. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.
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
The Sponsor continues to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.
As of February 11, 2015, investment funds affiliated with the Sponsor beneficially owned 42.2% of our outstanding common stock. For as long as the Sponsor continues to control a substantial percentage of the voting power of our common stock, it will be able to direct the election of all of the members of our board of directors and could also have some influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 86,000 square feet of office space for our corporate headquarters in Watertown, Massachusetts under an operating lease that expires in 2020, with two ten-year renewal options. We also lease approximately 32,800 square feet for our contact center in Broomfield, Colorado, as well as spaces for regional administrative offices including locations in Rushden and London in the United Kingdom, and Amsterdam, in the Netherlands.
As of December 31, 2014, we operated 884 child care and early education centers in 42 U.S. states and the District of Columbia, Puerto Rico, the United Kingdom, Canada, Ireland, the Netherlands and India, of which 75 were owned, with the remaining centers being operated under leases or operating agreements. The leases typically have initial terms ranging from 10 to 15 years with various expiration dates, often with renewal options. Certain owned properties are subject to mortgages under the terms of our senior credit agreement governing our senior credit facilities. The following table summarizes the locations of our child care and early education centers as of December 31, 2014:

Location	Number of Centers
United States:
Alabama	3
Alaska	1
Arizona	12
California	70
Colorado	18
Connecticut	20
Delaware	6
District of Columbia	19
Florida	33
Georgia	24
Illinois	47
Indiana	9
Iowa	8
Kentucky	8
Louisiana	3
Maine	1
Maryland	13
Massachusetts	62
Michigan	13
Minnesota	8
Mississippi	1

Location	Number of Centers
Missouri	6
Montana	3
Nebraska	4
Nevada	6
New Hampshire	3
New Jersey	50
New Mexico	1
New York	47
North Carolina	20
Ohio	7
Oklahoma	3
Oregon	1
Pennsylvania	18
Puerto Rico	1
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	7
Texas	33
Utah	2
Virginia	21
Washington	24
Wisconsin	9
Total United States	651
Canada	2
Ireland	6
United Kingdom	197
Netherlands	27
India	1
Total number of centers	884
We believe that our properties are generally in good condition, are adequate for our operations, and meet or exceed the regulatory requirements for health, safety and child care licensing established by the governments where they are located.
Item 3. Legal Proceedings
We are, from time to time, subject to claims and suits arising in the ordinary course of business. Such claims have in the past generally been covered by insurance. We believe the resolution of such legal matters will not have a material adverse effect on our financial position, results of operations or cash flows, although we cannot predict the ultimate outcome of any such actions. Furthermore, there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims brought against us.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
Our common stock has been listed on the New York Stock Exchange under the symbol “BFAM” since January 25, 2013. Prior to that time, there was no public market for our common stock. The following tables set forth the high and low sales prices of our common stock for each of the fiscal quarters ended March 31, June 30, September 30 and December 31 for the past two fiscal years as reported on the New York Stock Exchange.

	High	Low
2014:
First quarter	$40.05	$35.65
Second quarter	$44.16	$36.98
Third quarter	$43.78	$39.66
Fourth quarter	$47.30	$40.60

	High	Low
2013:
First quarter (1)	$36.26	$27.50
Second quarter	$38.39	$30.35
Third quarter	$37.40	$32.88
Fourth quarter	$37.99	$32.78
(1) Represents the period from January 25, 2013, the date on which our common stock first began to trade on the New York Stock Exchange after pricing our initial public offering, through March 31, 2013, the end of our first quarter.

As of February 11, 2015, there were 23 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
October 1, 2014 to October 31, 2014	276,088	$41.83	276,088	$206,218
November 1, 2014 to November 30, 2014	26,743	$43.00	26,743	$205,068
December 1, 2014 to December 31, 2014	4,500,000	$44.81	4,500,000	$3,423
	4,802,831		4,802,831
(1) On March 28, 2014, our Board of Directors authorized the potential repurchase of up to $225.0 million of our common stock. Under this authorization, the Company has repurchased a total of 480,470 shares through open market purchases and 4.5 million shares in a single block trade, including 4.8 million shares repurchased in the three months ended December 31, 2014. The repurchase program has no expiration date. $3.4 million remains outstanding under such authorization, however we do not expect to make any additional repurchases under this authorization. All repurchased shares have been retired as of December 31, 2014. On February 4, 2015, the Board of Directors of the Company approved a $250.0 million repurchase program of its common stock. The repurchase program has no expiration date and replaces the prior authorization.
Equity Benefit Plans
The following table provides information as of December 31, 2014 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,418,208	$20.14	3,401,910
Equity compensation plans not approved by security holders	—	—	—
Total	4,418,208	$20.14	3,401,910
Performance Graph
The following graph compares the total return to stockholders on our common stock from January 25, 2013, the date our stock became listed on the New York Stock Exchange, through December 31, 2014, relative to the total return of the following:

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

	January 25, 2013	December 31, 2013	December 31, 2014
Bright Horizons Family Solutions Inc.	$100.00	$129.73	$166.00
NYSE Composite Index	$100.00	$119.71	$127.92
Peer Group	$100.00	$136.30	$140.42

Item 6. Selected Financial Data
The following table sets forth our selected historical consolidated financial data, and should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected historical financial data has been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share data)
Consolidated Statement of Operations Data:
Revenue	$1,352,999	$1,218,776	$1,070,938	$973,701	$878,159
Cost of services	1,039,397	937,840	825,168	766,500	698,264
Gross profit	313,602	280,936	245,770	207,201	179,895
Selling, general and administrative expenses	137,683	141,827	123,373	92,938	83,601
Amortization of intangible assets	28,999	30,075	26,933	27,427	27,631
Income from operations	146,920	109,034	95,464	86,836	68,663
Gains from foreign currency transactions	—	—	—	835	—
Loss on extinguishment of debt (1)	—	(63,682)	—	—	—
Interest income	103	85	152	824	28
Interest expense	(34,709)	(40,626)	(83,864)	(82,908)	(88,999)
Net interest expense and other	(34,606)	(104,223)	(83,712)	(81,249)	(88,971)
Income (loss) before income taxes	112,314	4,811	11,752	5,587	(20,308)
Income tax (expense) benefit	(40,279)	7,533	(3,243)	(825)	10,314
Net income (loss)	72,035	12,344	8,509	4,762	(9,994)
Net (loss) income attributable to non-controlling interest	—	(279)	347	3	—
Net income (loss) attributable to Bright Horizons Family Solutions Inc.	$72,035	$12,623	$8,162	$4,759	$(9,994)
Accretion of Class L preference	—	—	79,211	71,568	64,712
Accretion of Class L preference for vested options	—	—	5,436	1,274	1,251
Net income (loss) available to common shareholders	$72,035	$12,623	$(76,485)	$(68,083)	$(75,957)
Allocation of net income (loss) to common shareholders:
Class L—basic and diluted	$—	$—	$79,211	$71,568	$64,712
Common stock—basic	$71,755	$12,623	$(76,485)	$(68,083)	$(75,957)
Common stock—diluted	$71,761	$12,623	$(76,485)	$(68,083)	$(75,957)
Earnings (loss) per share:
Class L—basic and diluted	$—	$—	$59.73	$54.33	$49.21
Common stock—basic	$1.09	$0.20	$(12.62)	$(11.32)	$(12.64)
Common stock—diluted	$1.07	$0.20	$(12.62)	$(11.32)	$(12.64)
Weighted average shares outstanding: (2)
Class L—basic and diluted	—	—	1,326,206	1,317,273	1,315,153
Common stock—basic	65,612,572	62,659,264	6,058,512	6,016,733	6,006,960
Common stock—diluted	67,244,172	64,509,036	6,058,512	6,016,733	6,006,960
Consolidated Balance Sheet Data (at period end):
Total cash and cash equivalents	$87,886	$29,585	$34,109	$30,448	$15,438
Total assets	2,141,076	2,102,670	1,916,108	1,771,164	1,721,692
Total liabilities, excluding debt	468,940	449,310	401,125	389,986	362,034
Total debt, including current maturities	921,177	764,223	906,643	799,257	795,458
Total redeemable non-controlling interest	—	—	8,126	15,527	—
Class L common stock	—	—	854,101	772,422	699,533
Total stockholders’ equity (deficit)	750,959	889,137	(253,887)	(206,028)	(135,333)

(1)	The Company recognized a loss on the extinguishment of debt in the year ended December 31, 2013 in relation to its debt refinancing on January 30, 2013.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the audited consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.
Overview
We are a leading provider of high-quality child care and early education as well as other services that are designed to help employers and families better address the challenges of work and life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions as part of their employee benefits packages to improve their employee engagement, productivity, recruitment and retention. As of December 31, 2014, we had more than 900 client relationships with employers across a diverse array of industries, including more than 140 Fortune 500 companies and more than 80 of Working Mother magazine’s 2014 “100 Best Companies for Working Mothers.”
At December 31, 2014, we operated 884 child care and early education centers, consisting of 653 centers in North America and 231 centers in Europe and India. We have the capacity to serve approximately 101,000 children in 42 states, the District of Columbia, the United Kingdom, Puerto Rico, Canada, Ireland, the Netherlands and India. We seek to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence. Our North American child care and early education centers have an average capacity of 127 children per location, while the centers in Europe and India have an average capacity of 78 children per location.
We operate centers for a diverse group of clients. At December 31, 2014, we managed child care centers on behalf of single employers in the following industries and also manage lease/consortium locations in approximately the following proportions:

	Percentage of Centers
Classification	North America	Europe
Single employer locations:
Consumer	7.5%	2.5%
Financial Services	10.0	2.5
Government	7.5	5.0
Higher Education	7.5	5.0
Healthcare and Pharmaceuticals	20.0	5.0
Industrial/Manufacturing	2.5	2.5
Professional Services and Other	7.5	—
Technology	5.0	2.5
	67.5	25.0
Lease/consortium locations	32.5	75.0
	100.0%	100.0%

Segments
Our primary reporting segments are full service center-based care services and back-up dependent care services. Full service center-based care includes child care and early education, preschool and elementary education. Back-up dependent care includes center-based back-up child care, in-home well child care, in home mildly ill child care and in home adult/elder care. Our remaining business services are included in the other educational advisory services segment, which includes our college preparation and admissions advisory services as well as tuition reimbursement administration and educational advising services.
Center Models
We operate our centers under two principal business models, which we refer to as profit & loss (“P&L”) and cost-plus. Approximately 75% of our centers operate under the P&L model. Under this model, we retain the financial risk for the child care and early education centers and are therefore subject to variability in financial performance due to fluctuation in enrollment levels. The P&L model is further classified into two subcategories: (i) the sponsor model and (ii) the lease/consortium model. Under the sponsor model, we provide child care and early education services on a priority enrollment basis for employees of an employer sponsor, and the employer sponsor generally funds the development of the facility, pre-opening and start-up capital equipment, and maintenance costs. Our operating contracts typically have initial terms ranging from three to ten years. Under the lease/consortium model, the child care center is typically located in an office building or office park in a property that we lease, and we provide these services to the employees of multiple employers. We typically negotiate initial lease terms of 10 to 15 years for these centers, often with renewal options.
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
Approximately 25% of our centers operate under the cost-plus business model. Under this model, we receive a management fee from the employer sponsor and an additional operating subsidy from the employer to supplement tuition paid by parents of children in the center. Under this model, the employer sponsor typically funds the development of the facility, pre-opening and start-up capital equipment, and maintenance costs, and the center is profitable from the outset. Our cost-plus contracts typically have initial terms ranging from three to five years. For additional information about the way we operate our centers, see “Business—Our Operations.”
Performance and Growth Factors
We believe that 2014 was a successful year for the Company. We grew our income from operations by 34.7%, from $109.0 million to $146.9 million and increased net income from $12.3 million in 2013 to $72.0 million in 2014. In addition, we ended 2014 with the capacity to serve 101,000 children and families in our full service and back-up child care centers, and we added 33 child care and early education centers and closed 29 centers, resulting in a net increase of 4 centers for the year. We expect to add approximately 20-25 net new centers in 2015.
Our year-over-year improvement in operating income can be attributed to enrollment gains in ramping and mature centers, disciplined pricing strategies aimed at covering anticipated cost increases with tuition increases, contributions from new mature child care centers added through acquisitions or transitions of management, and expanded back-up dependent care and educational advisory services.
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
Cost Factors
Our most significant expense is cost of services. Cost of services consists of direct expenses associated with the operation of our centers, direct expenses to provide back-up dependent care services (including fees to back-up dependent care providers) and direct expenses to provide educational advisory services. Direct expenses consist primarily of staff salaries, taxes and benefits, food costs, program supplies and materials, parent marketing and facilities costs, including occupancy costs and depreciation. Personnel costs are the largest component of a center’s operating costs, and, on a weighted average basis, comprise approximately 70% of a center’s operating expenses. We are typically responsible for additional costs in a P&L model center as compared to a cost-plus model center. As a result, personnel costs in centers operating under the P&L model will typically represent a smaller proportion of overall costs when compared to the centers operating under the cost-plus model.
We are highly leveraged. As of December 31, 2014, our consolidated total debt was $921.2 million and, historically, a large portion of our cash flows from operations has been used to make interest payments on our indebtedness. In connection with the refinancing of our debt in January 2013, we reduced our annual interest payments from $34.9 million in 2013 to $32.5 million in 2014, and we expect our interest payments to approximate $37.0 million in 2015, including interest on the incremental term loans we borrowed in December 2014.
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
The following table sets forth statement of operations data as a percentage of revenue for the three years ended December 31, 2014, (in thousands, except percentages).

	Years Ended December 31,
	2014		2013		2012
Revenue	$1,352,999	100.0%	$1,218,776	100.0%	$1,070,938	100.0%
Cost of services (1)	1,039,397	76.8%	937,840	76.9%	825,168	77.1%
Gross profit	313,602	23.2%	280,936	23.1%	245,770	22.9%
Selling, general and administrative expenses (2)	137,683	10.2%	141,827	11.6%	123,373	11.5%
Amortization of intangible assets	28,999	2.1%	30,075	2.5%	26,933	2.5%
Income from operations	146,920	10.9%	109,034	9.0%	95,464	8.9%
Loss on extinguishment of debt	—	—%	(63,682)	(5.2)%	—	—%
Net interest expense and other	(34,606)	(2.6)%	(40,541)	(3.4)%	(83,712)	(7.8)%
Income before tax	112,314	8.3%	4,811	0.4%	11,752	1.1%
Income tax (expense) benefit	(40,279)	(3.0)%	7,533	0.6%	(3,243)	(0.3)%
Net income	$72,035	5.3%	$12,344	1.0%	$8,509	0.8%
Adjusted EBITDA (3)	$238,081	17.6%	$208,541	17.1%	$180,851	16.9%
Adjusted income from operations (3)	$149,620	11.1%	$126,850	10.4%	$112,482	10.5%
Adjusted net income (3)	$97,238	7.2%	$78,260	6.4%	$37,807	3.5%

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
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenue. Revenue increased $134.2 million, or 11%, to $1.4 billion for the year ended December 31, 2014 from $1.2 billion for the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and educational advisory services, and typical annual tuition increases of 3% to 4%. Revenue generated by full service center-based care services for the year ended December 31, 2014 increased by $106.8 million, or 10%, when compared to the prior year. Our acquisitions of Kidsunlimited, an operator of 64 centers in the United Kingdom on April 10, 2013, and Children's Choice Learning Centers, Inc. (“Children's Choice”), an operator of 49 centers in the United States on July 22, 2013, contributed approximately $44.7 million of incremental revenue in the year ended December 31, 2014.
Revenue generated by back-up dependent care services in the year ended December 31, 2014 increased by $18.4 million, or 13%, when compared to the prior year. Additionally, revenue generated by other educational advisory services in the year ended December 31, 2014 increased by $9.0 million, or 37%, when compared to the prior year.
Cost of Services. Cost of services increased $101.6 million, or 11%, to $1.0 billion for the year ended December 31, 2014 when compared to the prior year. Cost of services in the full service center-based care services segment increased $89.7 million, or 11%, to $931.1 million in 2014. In 2014 and 2013, personnel costs typically represent approximately 70% of total cost of services for this segment, and personnel costs increased 9% as a result of a 14% increase in overall enrollment, routine wage and benefit cost increases, and labor costs associated with centers we have added since December 31, 2013 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which comprise approximately 30% of total cost of services for this segment, increased 16% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since December 31, 2013. Cost of services in the back-up dependent care segment increased $8.0 million, or 10%, to $90.9 million for the year ended December 31, 2014, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $3.9 million, or 29%, to $17.4 million for the year ended December 31, 2014 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $32.7 million, or 12%, to $313.6 million for the year ended December 31, 2014 when compared to the prior year, and was 23% as a percentage of revenue for the year ended December 31, 2014, which is consistent with the prior year. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping P&L centers, and expanded back-up dependent care services revenue with proportionately lower direct costs, partially offset by training and integration costs of the 2013 acquisitions as well as costs associated with additional lease model centers opened in 2013 and 2014.
Selling, General and Administrative Expenses. SGA decreased $4.1 million, or 3%, to $137.7 million for the year ended December 31, 2014 compared to $141.8 million for the prior year, and as a percentage of revenue decreased to 10% from 12% in the prior year. Results for the year ended December 31, 2014, included $2.7 million of costs associated with secondary offerings of common shares and costs associated with amending our credit agreement. Results for the year ended December 31, 2013, included a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC (“Sponsor termination fee”), a $5.0 million stock-based compensation charge for certain stock options that vested upon completion of the Offering (“performance-based stock compensation charge”), $1.3 million of costs associated with secondary offerings of common shares and $4.0 million of acquisition related costs. After taking these respective charges into account, SGA increased over the comparable period due primarily to continued investments in technology and marketing, incremental overhead associated with the operations of the acquired businesses, an increase in compensation costs, including annual wage increases and stock-based compensation costs, as well as routine increases in SGA costs compared to the prior year.
Amortization of Intangible Assets. Amortization expense on intangible assets totaled $29.0 million for the year ended December 31, 2014, compared to $30.1 million for the prior year. We do not expect any significant change in amortization expense in 2015.

Income from Operations. Income from operations increased by $37.9 million, or 35%, to $146.9 million for the year ended December 31, 2014 when compared to 2013. Income from operations was 11% of revenue for the year ended December 31, 2014, compared to 9% in the prior year.

•
In the full service center-based care segment, income from operations increased $25.0 million for the year ended December 31, 2014, compared to the same period in the prior year. Results for the year ended December 31, 2014 included a proportionate charge of $2.4 million for the costs associated with the completion of secondary offerings of our common shares and costs associated with amending our credit agreement. Results for the year ended December 31, 2013 included a proportionate charge of $15.1 million for the Sponsor termination fee, the performance-based stock compensation charge, costs associated with the completion of a secondary offering of our common shares and acquisition related costs. After taking these charges into account, income from operations increased $12.3 million in 2014 primarily due to the tuition increases and enrollment gains over the prior year as well as contributions from new and acquired centers that have been added since December 31, 2013, partially offset by incremental overhead from acquired centers during the integration period.

•
Income from operations for the back-up dependent care segment increased $9.6 million for the year ended December 31, 2014, compared to the same period in the prior year. Results for the year ended December 31, 2014 included a proportionate charge of $0.3 million for the costs associated with the completion of secondary offerings of our common shares and costs associated with amending our credit agreement. Results for the year ended December 31, 2013 included an aggregate proportionate charge of $1.9 million for the Sponsor termination fee and the performance-based stock compensation charge. After taking these charges into account, income from operations increased $8.0 million in 2014 due to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $3.3 million for the year ended December 31, 2014, compared to the same period in 2013. Results for the year ended December 31, 2013 included an aggregate proportionate charge of $0.8 million for the Sponsor termination fee and the performance-based stock compensation charge. After taking these charges into account, income from operations increased $2.5 million in 2014.

Loss on Extinguishment of Debt. In connection with the refinancing of all of our existing debt on January 30, 2013, we recorded a loss on extinguishment of debt of $63.7 million, which included the redemption premiums and the write-off of existing deferred financing costs.
Net Interest Expense and Other. Net interest expense and other decreased to $34.6 million for the year ended December 31, 2014 from $40.5 million in 2013 due to the debt refinancing completed on January 30, 2013, which reduced the rate at which interest is payable, and also reduced total borrowings outstanding.
Income Tax Expense. We recorded an income tax expense of $40.3 million during the year ended December 31, 2014, compared to an income tax benefit of $7.5 million during the prior year. The difference between the effective income tax and the statutory rate for 2014 was due primarily to the recognition of unrecognized tax benefits of approximately $1.5 million due to the completion of tax examinations and a lapse of the statute of limitations in certain jurisdictions in the fourth quarter of 2014 and differences resulting from filing tax returns. The difference between the effective income tax and the statutory rate for 2013 was due primarily to the recognition of unrecognized tax benefits of approximately $5.3 million upon completion of a tax enquiry in the United Kingdom in the second quarter of 2013 and lapse of the statute of limitations in certain jurisdictions in the fourth quarter of 2013, recognition of tax credit due to law change, and decrease in the applicable tax rate in the United Kingdom.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $29.5 million, or 14%, and $22.8 million, or 18%, respectively, for the year ended December 31, 2014 over the comparable period in 2013 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers as well as the growth in the back-up dependent care business, offset by increases in SGA spending.
Adjusted Net Income. Adjusted net income increased $19.0 million, or 24%, for the year ended December 31, 2014 when compared to the same period in 2013 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth. Adjusted net income also increased due to the reduction in interest expense associated with the refinancing of our debt in January 2013.
Year Ended December 31, 2013 Compared to the December 31, 2012
Revenue. Revenue increased $147.8 million, or 14%, to $1.2 billion for the year ended December 31, 2013 from $1.07 billion for the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3% to 4%. Revenue generated by full service center-based care services in the year ended December 31, 2013 increased by $127.6 million, or 14%, when compared to the prior year. Our acquisitions of Kidsunlimited and Casterbridge Early Care and Education contributed approximately $86.9 million of incremental revenue in the year ended December 31, 2013.
Revenue generated by back-up dependent care services in the year ended December 31, 2013 increased by $14.4 million, or 11%, when compared to the prior year. Additionally, revenue generated by other educational advisory services in the year ended December 31, 2013 increased by $5.8 million, or 31%, when compared to the prior year.
Cost of Services. Cost of services increased $112.7 million, or 14%, to $937.8 million for the year ended December 31, 2013 when compared to the prior year. Cost of services in the full service center-based care services segment increased $100.8 million, or 14%, to $841.3 million in 2013. Personnel costs increased 11% as a result of a 14% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 21% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since December 31, 2012. Cost of services in the back-up dependent care segment increased $8.0 million, or 11%, to $82.9 million for the year ended December 31, 2013, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $3.9 million, or 40%, to $13.6 million for the year ended December 31, 2013, due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $35.2 million, or 14%, to $280.9 million for the year ended December 31, 2013 when compared to the prior year, and as a percentage of revenue, was 23% for the year ended December 31, 2013, which is consistent with the prior year. The increase in gross profit is primarily due to contributions from acquired centers, increased enrollment in our mature and ramping P&L centers and expanded back-up services revenue with proportionately lower direct cost partially offset by training and integration costs of the 2013 acquisitions as well as costs associated with additional lease model centers in 2013.
Selling, General and Administrative Expenses. SGA increased $18.5 million, or 15%, to $141.8 million for the year ended December 31, 2013 compared to $123.4 million for the prior year, and as a percentage of revenue remained consistent at 12% compared to the prior year. Results for the year ended December 31, 2013 included a $7.5 million fee for the Sponsor termination fee, a $5.0 million performance based stock compensation charge, $1.3 million of costs associated with secondary offerings of common shares and $4.0 million of acquisition related costs. Results for the year ended December 31, 2012 included $15.2 million of incremental compensation associated with the modification of the previously existing awards and the issuance of immediately vested options and $1.8 million of expenses associated with the Offering and refinancing. In addition to these items, SGA increased over the comparable period due primarily to continued investments in technology and marketing, incremental overhead related to the operations of the acquired businesses, an increase in compensation costs, including annual wage increases and stock-based compensation costs, as well as routine increases in SGA costs compared to the prior year.
Amortization of Intangible Assets. Amortization expense on intangible assets totaled $30.1 million for the year ended December 31, 2013, compared to $26.9 million for the prior year due to acquisitions in 2012 and 2013. We do not expect any significant change in amortization expense in 2014.
Income from Operations. Income from operations increased by $13.6 million, or 14%, to $109.0 million for the year ended December 31, 2013 when compared to 2012. Income from operations was 9% of revenue for the year ended December 31, 2013, which is consistent with the prior year.

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

•
Income from operations for the back-up dependent care segment increased $5.9 million in the year ended December 31, 2013. Results for the year ended December 31, 2013 included an aggregate proportionate charge of $1.9 million for the Sponsor termination fee and the performance-based stock compensation charge. Results for the year ended December 31, 2012 included $3.1 million of incremental compensation associated with the modification of the previously existing awards and the issuance of immediately vested options as well as costs related to the Offering.

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
On January 30, 2013, we completed a refinancing of our existing debt with $890.0 million senior secured credit facilities which included a $790.0 million senior secured term loan facility and a $100.0 million revolving credit facility. We used the net proceeds of our initial public offering and certain proceeds from the issuance of the $790.0 million secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million secured term loan to repay all of the existing indebtedness under the senior subordinated notes as well as existing indebtedness outstanding under the term loans. Accordingly, we recognized a loss on extinguishment of debt of $63.7 million including redemption premiums on the senior notes, the senior subordinated notes and the Series C term loans, and the write-off of deferred financing costs associated with this indebtedness, in the first quarter of 2013.
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
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $27.7 million, or 15% and $14.4 million, or 13%, respectively, for the year ended December 31, 2013 over 2012 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers as well as the growth in the back-up business, offset by increases in SGA spending.
Adjusted Net Income. Adjusted net income increased $40.5 million, or 107% for the year ended December 31, 2013 when compared to 2012 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth. Adjusted net income also increased due to the reduction in interest expense associated with the refinancing of our debt in January 2013.

A reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations and adjusted net income are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income	$72,035	$12,344	$8,509
Interest expense, net	34,606	40,541	83,712
Income tax expense (benefit)	40,279	(7,533)	3,243
Depreciation	48,448	42,733	34,415
Amortization of intangible assets (a)	28,999	30,075	26,933
EBITDA	224,367	118,160	156,812
Additional adjustments:
Loss on extinguishment of debt (b)	—	63,682	—
Deferred rent (c)	3,092	2,985	2,142
Stock compensation expense (d)	7,922	10,692	17,596
Sponsor management fee (e)	—	7,674	2,500
Expenses related to stock offerings and Credit Agreement amendment (g)	2,700	1,336	1,801
Acquisition-related costs (f)	—	4,012	—
Total adjustments	13,714	90,381	24,039
Adjusted EBITDA	$238,081	$208,541	$180,851
Income from operations	$146,920	$109,034	$95,464
Performance-based stock compensation expense (2013) and effect of option modification (2012) (d)	—	4,968	15,217
Sponsor termination fee (e)	—	7,500	—
Expenses related to stock offerings and Credit Agreement amendment (g)	2,700	1,336	1,801
Acquisition-related costs (f)	—	4,012	—
Adjusted income from operations	$149,620	$126,850	$112,482
Net income	$72,035	$12,344	$8,509
Income tax expense (benefit)	40,279	(7,533)	3,243
Income before tax	112,314	4,811	11,752
Stock compensation expense (d)	7,922	10,692	17,596
Sponsor management fee (e)	—	7,674	2,500
Amortization of intangible assets (a)	28,999	30,075	26,933
Expenses related to stock offerings and Credit Agreement amendment (g)	2,700	1,336	1,801
Acquisition-related costs (f)	—	4,012	—
Loss on extinguishment of debt (b)	—	63,682	—
Adjusted income before tax	151,935	122,282	60,582
Adjusted income tax expense (h)	(54,697)	(44,022)	(22,775)
Adjusted net income	$97,238	$78,260	$37,807

(a)
Represents amortization of intangible assets, including approximately $20.0 million in 2014, 2013 and 2012 associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents redemption premiums and write off of unamortized debt issue costs and original issue discount associated with indebtedness that was repaid in connection with a refinancing.

(c)	Represents rent in excess of cash paid for rent, recognized on a straight line basis over the lease life in accordance with ASC Topic 840, Leases.

(d)	Represents non-cash stock-based compensation expense, including performance-based stock compensation expense in 2013.

(e)	Represents fees paid to our Sponsor under a management agreement, including the Sponsor termination fee.

(f)	Represents costs associated with the acquisition of businesses.

(g)
Represents costs incurred in connection with secondary offerings of common stock in June 2013, March 2014, and December 31, 2014, costs incurred in connection with the initial public offering of common stock completed in January 2013, and costs in connection with the November 2014 amendment to the Credit Agreement.

(h)
Represents income tax expense calculated on adjusted income before tax at the annual effective rate of approximately 36% for both of the years ended December 31, 2014 and 2013, and of approximately 38% for the year ended December 31, 2012.

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
Non-GAAP Earnings per Share
On January 30, 2013, the Company completed an initial public offering (“the Offering”) and, after the exercise of the underwriters’ overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. On January 11, 2013, the Company effected a 1–for–1.9704 reverse split of its Class A common stock. In addition, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of its Class L common stock, reclassified those shares as well as all outstanding shares of Class A common stock, into common stock. As a result of the reclassification of Class A common stock to common stock, all references to “Class A common stock” have been changed to “common stock” for all periods presented. The number of common shares used in the calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share for the years ended December 31, 2013 and 2012 give effect to the conversion of all weighted average outstanding shares of Class L common stock at the conversion factor of 35.1955 common shares for each Class L share, as if the conversion was completed at the beginning of the each year.

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

	2014	2013	2012
	(In thousands, except share data)
Diluted earnings per pro forma common share:
Net income	$72,035	$12,344	$8,509
Pro forma weighted average number of common shares—diluted:
Weighted average number of Class L shares over period in which Class L shares were outstanding (1)	—	1,327,115	1,326,206
Adjustment to weight Class L shares over respective period	—	(1,290,251)	—
Weighted average number of Class L shares over period	—	36,864	1,326,206
Class L conversion factor	—	35.1955	35.1955
Weighted average number of converted Class L common shares	—	1,297,479	46,676,483
Weighted average number of common shares	65,612,572	62,659,264	6,058,512
Pro forma weighted average number of common shares—basic	65,612,572	63,956,743	52,734,995
Incremental dilutive shares—stock options using treasury stock method	1,631,600	1,849,772	256,418
Pro forma weighted average number of common shares—diluted	67,244,172	65,806,515	52,991,413
Diluted earnings per pro forma common share	$1.07	$0.19	$0.16
Diluted adjusted earnings per pro forma common share:
Adjusted net income	$97,238	$78,260	$37,807
Pro forma weighted average number of common shares—diluted	67,244,172	65,806,515	52,991,413
Diluted adjusted earnings per pro forma common share	$1.45	$1.19	$0.71

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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. No amounts were outstanding at December 31, 2014 or 2013 under the revolving credit facility.

We had a working capital deficit of $56.3 million and $89.9 million at December 31, 2014 and 2013, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments and to repurchase shares.
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
On December 9, 2014, we entered into an Incremental Joinder which supplements and amends the credit agreement. The December 2014 amendment to the credit agreement provided for, among other things, new term loans in aggregate principal amount of $165.0 million, which were fully drawn by the Borrower on December 9, 2014. The proceeds of the loans were used for general corporate purposes, including to pay fees and expenses related to the transactions and to fund share repurchases by the Company.
On March 28, 2014, the Board of Directors of the Company approved a $225 million repurchase program of its common stock. During the year ended December 31, 2014, the Company repurchased and retired 5 million shares of common stock for $221.6 million. On February 4, 2015, the Board of Directors of the Company approved a $250 million repurchase program of its common stock. The repurchase program has no expiration date and replaces the prior authorization, of which $3.4 million remained outstanding.
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
Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$174,297	$159,679	$106,982
Net cash used in investing activities	$(78,001)	$(201,132)	$(180,890)
Net cash (used in) provided by financing activities	$(36,420)	$36,761	$77,205
Cash and cash equivalents (beginning of period)	$29,585	$34,109	$30,448
Cash and cash equivalents (end of period)	$87,886	$29,585	$34,109
Cash Provided by Operating Activities
Cash provided by operating activities was $174.3 million for the year ended December 31, 2014, compared to $159.7 million in 2013. Net income, adjusted for non-cash expenses, decreased by $3.8 million from 2013 to 2014 due primarily to incremental income taxes paid on higher taxable income when compared to the prior year. The impact of changes in working capital during 2014 was to increase operating cash flows by $23.4 million, principally due to the timing of payments for income taxes, payroll and other routine operating expenses when compared to the prior year.
Cash provided by operating activities was $159.7 million for the year ended December 31, 2013, compared to $107.0 million in 2012. Net income, adjusted for non-cash expenses, increased by $45.8 million from 2012 to 2013, due to continued increases in gross margins and the impact of new and acquired centers. The impact of changes in working capital during 2013 was to increase operating cash flows by $5.0 million, which reflected increases in deferred revenue and deferred rent due to growth in the overall business. These increases were offset by an increase in accounts receivable due to expansion in the business and a decrease in income taxes payable due to the timing of payments. The impact of changes in working capital was minimal in 2012.
We expect to generate a similar level of cash from operations in 2015 as we generated in 2014.

Cash Used in Investing Activities
Cash used in investing activities was $78.0 million for the year ended December 31, 2014 compared to $201.1 million for the same period in 2013. The Company acquired five centers in 2014 for $13.2 million compared to 114 centers for $129.8 million in the prior year, which is the primary driver to the reduction in cash used in investing activities. Cash used in investing activities in 2014 related primarily to fixed asset additions, including the addition of new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology and equipment. The investment in fixed asset additions in 2014 was relatively consistent with 2013.
Cash used in investing activities was $201.1 million for the year ended December 31, 2013 compared to $180.9 million for the same period in 2012. The increase in cash used in investing activities in 2013 related primarily to the acquisitions of 114 centers for $129.8 million compared to the acquisition of 27 centers for $111.8 million in the prior year, as well as fixed asset additions, including the addition of new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology and equipment. The investment in fixed asset additions in 2013 was relatively consistent with 2012.
We estimate that we will spend approximately $80 to $90 million in 2015 on fixed asset additions related to new child care centers, maintenance and refurbishments in our existing centers and continued investments in technology and equipment. As part of our growth strategy, we also expect to continue to make selective acquisitions, which may vary in size and which are less predictable in terms of the timing and amount of the capital requirements.
Cash Provided by (Used in) Financing Activities
Cash used in financing activities amounted to $36.4 million for the year ended December 31, 2014 compared to cash provided by financing activities of $36.8 million in 2013. The 2014 decrease in cash provided by financing activities related to stock repurchases of $221.6 million, offset by net proceeds of $161.8 million from the issuance of term loans, proceeds from the exercise of stock options of $17.4 million and proceeds from the issuance of restricted stock of $4.7 million.
Cash provided by financing activities amounted to $36.8 million for the year ended December 31, 2013 compared to $77.2 million in 2012. The decrease in the cash provided by financing activities was due primarily to our debt refinancing after the completion of our Offering in 2013 compared to incremental borrowings to complete and acquisition in 2012. In January 2013, we raised $233.3 million, net of directly attributable expenses and underwriting discounts and commission, in our initial public offering, and used the net proceeds along with certain proceeds from the issuance of a $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes. We also received proceeds of $11.0 million from the exercise of stock options and recorded a related tax benefit of $5.9 million in 2013. We also made debt repayments of $7.9 million in 2013 compared to $5.5 million in 2012.
Debt
Outstanding borrowings were as follows at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Term loans	$939,200	$782,100
Deferred financing costs and original issue discount	(18,023)	(17,877)
Total debt	921,177	764,223
Less current maturities	9,550	7,900
Long-term debt	$911,627	$756,323
The $1.1 billion senior secured credit facilities include the following terms:

•	$955.0 million secured term loan facility with a maturity date in 2020;

•
$100.0 million revolving credit facility with a maturity date in 2018, of which there were no borrowings outstanding at December 31, 2014, and the entire amount was available for borrowings at that date.

•
applicable margin percentages for the loan facilities range from 1.75% to 2.50% per annum for base rate loans and 2.75% to 3.50% per annum for LIBOR rate loans as defined in the credit agreement, provided that the base rate for the term loan may not be lower than 2.0% and LIBOR may not be lower than 1.0%.

Principal payments of $2.4 million are due quarterly with the remaining principal balance due on January 30, 2020.

The agreement governing our senior secured credit facilities contains a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, our wholly-owned subsidiary, and its restricted subsidiaries to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; enter into agreements restricting our subsidiaries’ ability to pay dividends; and consolidate or merge.
In addition, the credit agreement governing the $1.1 billion senior secured credit facilities requires Bright Horizons Capital Corp., our direct subsidiary, to be a passive holding company, subject to certain exceptions. The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries to comply with a maximum senior secured first lien net leverage ratio financial maintenance covenant, to be tested only if, on the last day of each fiscal quarter, revolving loans and/or swingline loans in excess of a specified percentage of the revolving commitments on such date are outstanding under the revolving credit facility. The breach of this covenant is subject to certain equity cure rights.
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at December 31, 2014.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt (1)	$9,550	$9,550	$9,550	$9,550	$9,550	$891,450	$939,200
Interest on long-term debt (2)	36,224	35,592	34,960	33,953	33,196	2,733	176,658
Operating leases	84,684	82,274	75,469	70,526	64,819	362,722	740,494
Total	$130,458	$127,416	$119,979	$114,029	$107,565	$1,256,905	$1,856,352
(1)Scheduled principal payments on our long-term debt.

(2)
Interest on the outstanding principal balance of long-term debt calculated using the weighted average interest rate for the year ended December 31, 2014 of 3.9%, including commitment fees on the unused line of credit.

*
We are unable to estimate the timing of potential future payments related to our accrual for uncertain tax positions in the amount of $0.7 million, exclusive of penalties and interest, at December 31, 2014.

Overdraft Facility
Our subsidiaries in the United Kingdom maintain an overdraft facility with a U.K. bank to support local short-term working capital requirements. The overdraft facility is repayable upon demand from the U.K. bank. The facility provides maximum borrowings of £0.3 million (approximately $0.4 million at December 31, 2014) and is secured by a cross guarantee by and among the Company’s subsidiaries in the United Kingdom and a right of offset against all accounts maintained by the subsidiaries at the lending bank. The overdraft facility bears interest at the U.K. bank’s base rate plus 2.15%. At December 31, 2014 and 2013, there were no amounts outstanding under the overdraft facility.
Our subsidiary in the Netherlands maintained a multi-purpose revolving credit facility with a Dutch bank to support working capital, letter of credit requirements, and the construction and fitting out of new child care centers. The facility was secured by a right of offset against all accounts we maintain at the lending bank and by an additional pledge of certain equipment. The €2.2 million facility was terminated in December 2014 and at December 31, 2013, there was €0.5 million (approximately $0.7 million) outstanding under the facility. The weighted average interest rate for the years ended December 31, 2014 and 2013 was 5.53% and 5.61%, respectively.
The Company has 23 letters of credit outstanding used to guarantee certain rent payments for up to $1.1 million. These letters of credit are guaranteed by cash deposits. No amounts have been drawn against these letters of credit.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The accounting policies we believe are critical in the preparation of our consolidated financial statements relate to revenue recognition and goodwill and other intangibles. Our significant accounting policies are more fully described under the heading “Organization and Significant Accounting Policies” in Note 1 to our consolidated financial statements contained elsewhere herein.
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
During the fourth quarter of fiscal 2014, we changed the annual goodwill impairment testing date from December 31 to October 1 of each year, which did not result in any delay, acceleration or avoidance of impairment. We believe this change is preferable because it more closely aligns the date of the annual goodwill impairment test with the timing of the Company’s annual strategic planning process. This change was applied prospectively beginning on October 1, 2014; retrospective application to prior periods is impracticable as we are unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods to estimate fair value.

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
For certain trademarks that are included in our indefinite-lived intangible assets, we estimate the fair value first by estimating the total revenue attributable to each trademark and then by applying the royalty rate determined by an analysis of empirical, market-derived royalty rates for guideline intangible assets, consistent with the initial valuation, or 1% to 2%, and then comparing the estimated fair value of the trademarks with the carrying value of the trademarks. The forecasts of revenue and profitability growth for use in our long-range plan and the discount rate were the key assumptions in our intangible fair value analysis. We identified no impairments in the years ended December 31, 2014 and 2013. Impairment losses of $0.4 million were recorded in the year ended December 31, 2012 in relation to the carrying value of one indefinite-lived trademark.
Definite-lived intangible assets are reviewed for impairment when events or circumstances indicate that the carrying amount of the asset may not be recovered. Definite-lived intangible assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value and is charged to results of operations at that time. We identified no impairments in the years ended December 31, 2014, 2013 and 2012.
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
The assets and liabilities of our British, Irish, Dutch, Indian and Canadian subsidiaries, whose functional currencies are the British pound, Euro, Indian rupee and Canadian dollar, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, our consolidated earnings before taxes would have decreased by approximately $1.0 million for 2014.
Interest Rate Risk
Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our revolving line of credit and term loans. No amounts were outstanding at December 31, 2014 under our revolving credit facility and no borrowings were made during the year. We had borrowings of $939.2 million and $782.1 million outstanding at December 31, 2014 and December 31, 2013, respectively, under our term loan facility, which were subject to a weighted average interest rate of 3.9% and 4.1%, respectively. Based on the outstanding borrowings under the senior credit facilities during 2014, we estimate that had the average interest rate on our borrowings increased by 100 basis points in 2014, our interest expense for the year would have increased by approximately $8.0 million in 2014. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Bright Horizons Family Solutions Inc.
Watertown, Massachusetts
We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bright Horizons Family Solutions Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 2, 2015

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$87,886	$29,585
Accounts receivable—net	83,066	78,691
Prepaid expenses and other current assets	39,147	44,021
Current deferred income taxes	13,059	12,873
Total current assets	223,158	165,170
Fixed assets—net	398,947	390,894
Goodwill	1,095,738	1,096,283
Other intangibles—net	406,249	435,060
Deferred income taxes	580	236
Other assets	16,404	15,027
Total assets	$2,141,076	$2,102,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,550	$7,900
Accounts payable and accrued expenses	116,425	107,626
Deferred revenue	133,048	119,260
Other current liabilities	20,400	20,302
Total current liabilities	279,423	255,088
Long-term debt	911,627	756,323
Deferred rent and related obligations	43,105	37,467
Other long-term liabilities	23,401	19,006
Deferred revenue	5,525	5,761
Deferred income taxes	127,036	139,888
Total liabilities	1,390,117	1,213,533
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 61,534,802 and 65,302,814 shares issued and outstanding at December 31, 2014 and 2013, respectively	62	65
Additional paid-in capital	1,083,091	1,270,198
Accumulated other comprehensive (loss) income	(21,687)	1,416
Accumulated deficit	(310,507)	(382,542)
Total stockholders’ equity	750,959	889,137
Total liabilities and stockholders’ equity	$2,141,076	$2,102,670
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years ended December 31,
	2014	2013	2012
Revenue	$1,352,999	$1,218,776	$1,070,938
Cost of services	1,039,397	937,840	825,168
Gross profit	313,602	280,936	245,770
Selling, general and administrative expenses	137,683	141,827	123,373
Amortization of intangible assets	28,999	30,075	26,933
Income from operations	146,920	109,034	95,464
Loss on extinguishment of debt	—	(63,682)	—
Interest income	103	85	152
Interest expense	(34,709)	(40,626)	(83,864)
Income before income taxes	112,314	4,811	11,752
Income tax (expense) benefit	(40,279)	7,533	(3,243)
Net income	72,035	12,344	8,509
Net (loss) income attributable to non-controlling interest	—	(279)	347
Net income attributable to Bright Horizons Family Solutions Inc.	$72,035	$12,623	$8,162
Accretion of Class L preference	—	—	79,211
Accretion of Class L preference for vested options	—	—	5,436
Net income (loss) available to common shareholders	$72,035	$12,623	$(76,485)
Allocation of net income (loss) to common shareholders:
Class L—basic and diluted	$—	$—	$79,211
Common stock—basic	$71,755	$12,623	$(76,485)
Common stock—diluted	$71,761	$12,623	$(76,485)
Earnings (loss) per share:
Class L—basic and diluted	$—	$—	$59.73
Common stock—basic	$1.09	$0.20	$(12.62)
Common stock—diluted	$1.07	$0.20	$(12.62)
Weighted average number of common shares outstanding:
Class L—basic and diluted	—	—	1,326,206
Common stock—basic	65,612,572	62,659,264	6,058,512
Common stock—diluted	67,244,172	64,509,036	6,058,512
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years ended December 31,
	2014	2013	2012
Net income	$72,035	$12,344	$8,509
Other comprehensive (loss) income:
Foreign currency translation adjustments	(23,103)	10,589	5,591
Total other comprehensive (loss) income	(23,103)	10,589	5,591
Comprehensive income	48,932	22,933	14,100
Less: Comprehensive income attributable to non-controlling interest	—	78	593
Comprehensive income attributable to Bright Horizons Family Solutions Inc.	$48,932	$22,855	$13,507
Accretion of Class L preference	—	—	79,211
Accretion of Class L preference for vested options	—	—	5,436
Comprehensive income (loss) attributable to common shareholders	$48,932	$22,855	$(71,140)
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock		Additional Paid In Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount
Balance at December 31, 2011	6,024,395	$6	$126,932	$(125)	$(14,161)	$(318,680)	$(206,028)
Stock-based compensation			17,596				17,596
Exercise of stock options	86,066	—	440				440
Tax benefit from stock option exercises			874				874
Purchase of treasury stock				(497)			(497)
Acquisition of additional non-controlling interest			4,868		(706)		4,162
Retirement of treasury stock	(47,808)		(622)	622			—
Translation adjustments, net of $246 attributable to non-controlling interest					6,051		6,051
Accretion of Class L preference						(84,647)	(84,647)
Net income attributable to Bright Horizons Family Solutions Inc.						8,162	8,162
Balance at December 31, 2012	6,062,653	6	150,088	—	(8,816)	(395,165)	(253,887)
Conversion of Class L common stock	46,708,466	47	854,054				854,101
Initial public offering, net of offering costs of $20.6 million	11,615,000	12	234,932				234,944
Stock-based compensation			10,692				10,692
Exercise of stock options	916,695	—	11,040				11,040
Tax benefit from stock option exercises			5,101				5,101
Acquisition of remaining non-controlling interest			4,291		(225)		4,066
Translation adjustments, net of $357 attributable to non-controlling interest					10,457		10,457
Net income attributable to Bright Horizons Family Solutions Inc.						12,623	12,623
Balance at December 31, 2013	65,302,814	65	1,270,198	—	1,416	(382,542)	889,137
Stock-based compensation			7,922				7,922
Exercise of stock options	1,212,458	2	17,420				17,422
Tax benefit from stock option exercises			9,123				9,123
Purchase of treasury stock				(221,577)			(221,577)
Retirement of treasury stock	(4,980,470)	(5)	(221,572)	221,577			—
Translation adjustments					(23,103)		(23,103)
Net income						72,035	72,035
Balance at December 31, 2014	61,534,802	$62	$1,083,091	$—	$(21,687)	$(310,507)	$750,959
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,035	$12,344	$8,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,447	72,808	61,348
Loss on extinguishment of debt	—	63,682	—
Amortization of original issue discount and deferred financing costs	3,052	2,763	6,783
Interest paid in kind	—	2,143	23,754
Change in the fair value of the interest rate cap	—	—	67
Non-cash revenue and other	(149)	(618)	(319)
Impairment losses on long-lived assets	206	765	694
Loss on disposal of fixed assets	667	566	437
Stock-based compensation	7,922	10,692	17,596
Deferred income taxes	(13,376)	(13,410)	(12,045)
Deferred rent	3,092	2,985	2,142
Changes in assets and liabilities:
Accounts receivable	(4,604)	(11,458)	(1,580)
Prepaid expenses and other current assets	2,174	(5,393)	(4,110)
Income taxes	3,505	(13,386)	(218)
Accounts payable and accrued expenses	9,589	365	1,155
Deferred revenue	14,259	22,350	(1,694)
Accrued rent and related obligations	3,222	2,180	4,131
Other assets	(1,672)	149	(2,180)
Other current and long-term liabilities	(3,072)	10,152	2,512
Net cash provided by operating activities	174,297	159,679	106,982
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(66,194)	(69,509)	(69,086)
Proceeds from the disposal of fixed assets	385	189	21
Purchase of long-term investments	—	(2,000)	—
Settlement of purchase price for prior year acquisitions	1,030	—	—
Payments for acquisitions—net of cash acquired	(13,222)	(129,812)	(111,825)
Net cash used in investing activities	(78,001)	(201,132)	(180,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt, net of issuance costs of $3.2 million in 2014, $20.6 million in 2013 and $2.7 million in 2012	161,803	769,360	82,321
Extinguishment of long-term debt	—	(972,468)	—
Proceeds from initial public offering, net of issuance costs of $20.6 million	—	234,944	—
Borrowings under revolving line of credit	—	140,800	—
Payments of revolving line of credit	—	(140,800)	—
Principal payments of long-term debt	(7,900)	(7,900)	(5,472)
Purchase of non-controlling interest	—	(4,138)	—
Purchase of treasury stock	(221,577)	—	(5,140)
Proceeds from issuance of common stock and Class L common stock upon exercise of options	17,422	11,040	2,115
Proceeds from issuance of restricted stock	4,709	—	—
Tax benefit from stock-based compensation	9,123	5,923	3,381
Net cash (used in) provided by financing activities	(36,420)	36,761	77,205
Effect of exchange rates on cash and cash equivalents	(1,575)	168	364
Net increase (decrease) in cash and cash equivalents	58,301	(4,524)	3,661
Cash and cash equivalents—beginning of period	29,585	34,109	30,448
Cash and cash equivalents—end of period	$87,886	$29,585	$34,109

	Years ended December 31,
	2014	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$32,473	$34,928	$51,974
Cash payments of income taxes	$41,713	$13,931	$12,823
Non-cash accretion of Class L common stock preferred return	$—	$—	$84,647
Non-cash conversion of Class L common stock	$—	$854,101	$—
Fixed asset purchases recorded in accounts payable and accrued expenses	$3,000	$—	$—
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization—Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides workplace services for employers and families throughout the United States and the United Kingdom, and also in Puerto Rico, Canada, Ireland, the Netherlands, and India. Workplace services include center-based child care, education and enrichment programs, elementary school education, back-up dependent care (for children and elders), before and after school care, college preparation and admissions counseling, tuition reimbursement program administration, and other family support services.
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
Basis of Presentation—Bright Horizons was acquired by investment funds affiliated with Bain Capital Partners LLC ("the Sponsor") as a result of a transaction in 2008 (the “Merger”), pursuant to which a wholly owned merger subsidiary was merged with and into Bright Horizons Family Solutions, Inc. (the “Predecessor”). As part of the transaction, a new basis of accounting was established and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. In July 2012, Bright Horizons Family Solutions Inc. changed its name from Bright Horizons Solutions Corp.
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
On June 19, 2013, March 25, 2014, and December 10, 2014 certain of the Company’s shareholders affiliated with the Sponsor completed the sale of 9.8 million, 7.9 million and 8.0 million shares, respectively, of the Company’s common stock in secondary offerings (“secondary offerings”). The Company did not receive proceeds from the sale of shares in the secondary offerings. The Company incurred $1.0 million and $0.6 million in the years ended December 31, 2014 and 2013, respectively, in offering costs related to the secondary offerings, which are included in selling, general and administrative expenses. The Company purchased 4.5 million of the shares sold in the December 10, 2014 secondary offering for $201.6 million.
Reclassifications—The Company has revised the presentation for prior periods within the consolidated statements of cash flows to conform to the current period presentation. The Company has separately classified the non-cash effect of deferred rent which was previously combined with the change in accrued rent and related obligations for all periods presented. The revision had no impact to net cash provided by (used in) operating, investing, or financing activities.
Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates in the preparation of the consolidated financial statements relate to the valuation of goodwill and other intangibles, and income taxes. Actual results may differ from management’s estimates.
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
The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from those foreign subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of operations. The net gains and losses recorded in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 were not significant.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The fair value of the Company’s financial instruments, other than long-term debt, approximates their carrying value. As of December 31, 2014, the Company’s long-term debt had a carrying value of $939.2 million and a fair value of $921.6 million based on quoted market prices for similar instruments and a model that considers observable inputs (level 2 inputs). As of December 31, 2013, the Company’s long-term debt had a carrying value of $782.1 million and a fair value of $784.1 million based on quoted market prices for similar instruments and a model that considers observable inputs (level 2 inputs).
Concentrations of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at December 31, 2014 and 2013.
Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities, when purchased, of three months or less to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts. There were no cash equivalent investments at December 31, 2014 and 2013.
The Company’s cash management system provides for the funding of the main bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks may be in excess of the cash balances at certain banks, creating book overdrafts. There were no book overdrafts at December 31, 2014 and 2013.
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
Activity in the allowance for doubtful accounts is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Beginning balance	$1,173	$1,627	$1,514
Provision	551	437	734
Write offs and recoveries	(489)	(891)	(621)
Ending balance	$1,235	$1,173	$1,627
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
During the fourth quarter of fiscal 2014, the Company changed its annual goodwill impairment testing date from December 31 to October 1 of each year, which did not result in any delay, acceleration or avoidance of impairment. The Company believes this change is preferable because it more closely aligns the date of the annual goodwill impairment test with the timing of the Company’s annual strategic planning process. This change was applied prospectively beginning on October 1, 2014; retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods to estimate fair value. In connection with this change, the Company performed an impairment assessment as of October 1, 2014 and concluded that there was no impairment. No goodwill impairment losses were recorded in the years ended December 31, 2014, 2013, or 2012.
We test certain trademarks that are included in our indefinite-lived intangible assets, by comparing the fair value of the trademarks with their carrying value. We estimate the fair value first by estimating the total revenue attributable to the trademarks and then by applying a royalty rate determined by an analysis of empirical, market-derived royalty rates for guideline intangible assets, consistent with the initial valuation and then comparing the estimated fair value of our trademarks with the carrying value. This approach takes into effect level 3 and unobservable inputs. No impairment losses were recorded in the years ended December 31, 2014 and 2013 in relation to intangible assets. Impairment losses of $0.4 million were recorded in the year ended December 31, 2012 in relation to certain trade names with indefinite lives in the other educational advisory services segment, which have been included in selling, general and administrative expenses.
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
Impairment of Long-Lived Assets—The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the carrying amount of the asset to the estimated undiscounted future cash flows over the asset’s remaining life. If the estimated cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying amount of the asset to its estimated fair value less any disposal costs. Fair value can be determined using discounted cash flows and quoted market prices based on level 3 inputs. The Company recorded fixed asset impairment losses of $0.2 million, $0.8 million, and $0.3 million in the years ended December 31, 2014, 2013 and 2012, respectively, which have been included in cost of services.
Other Long Term Assets—Other long term assets includes a cost basis investment of $2.0 million in a private company, which we review for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable.
Deferred Revenue—The Company records deferred revenue for prepaid tuition and management fees and amounts received from consulting projects in advance of services being performed. The Company is also a party to agreements where the performance of services extends beyond one year. In these circumstances, the Company records a long-term obligation and recognizes revenue over the period of the agreement as the services are rendered.
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
Non-controlling Interest—The Company recorded the redeemable non-controlling ownership interest of a company in the Netherlands at fair value at the date of its initial acquisition. The difference between the acquisition price and carrying value of the redeemable non-controlling interest of any additional interest acquired was recorded as an adjustment to additional paid in capital. Any accumulated other comprehensive income or loss associated with the additional acquired interest was recorded as other comprehensive income or loss of the Company.

In connection with the initial acquisition, the Company entered into put and call option agreements with the minority shareholders for the purchase of the non-controlling interest based on a contractually determined formula. As a result of the option agreements, the non-controlling interest was considered redeemable and was classified as temporary equity on the Company’s consolidated balance sheet. At December 31, 2013 and as further discussed in Note 10, “Redeemable Non-controlling Interest”, the Company had acquired 100% of the interest in the company.
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
Earnings or Loss Per Share—Net earnings or loss per share is calculated using the two-class method, which is an earnings allocation formula that determines net income or loss per share for the holders of the Company’s common stock, unvested participating shares and, prior to the completion of the Offering, the holders of Class L common stock. The Class L shares contained participation rights in any dividend paid by the Company or upon liquidation of the Company and were entitled to a minimum preferred return of 10% per annum, compounded quarterly. Unvested participating shares are unvested share-based payment awards of restricted stock that participate in dividends with common stock. Net income available to common shareholders includes the effects of any Class L preference amounts for the periods these were outstanding. Net income available to shareholders is allocated on a pro rata basis to each share as if all of the earnings for the period had been distributed. Diluted net income or loss per share is calculated using the more dilutive of (1) the treasury stock method, or (2) the two-class method for all outstanding stock options and the as-converted method for the Class L shares.
New Accounting Pronouncement—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.
2. ACQUISITIONS
As part of the Company’s growth strategy to expand through strategic and synergistic acquisitions, the Company has made the following acquisitions in the years ended December 31, 2014, 2013, and 2012. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from the assembled workforce acquired.
2014 Acquisitions
During the year ended December 31, 2014, the Company acquired two businesses that operate five centers in the United States for cash consideration of $13.2 million, which were accounted for as business combinations. The Company recorded goodwill of $11.1 million related to the full service center-based care segment, which will be deductible for tax purposes. Intangible assets of $2.1 million, consisting primarily of customer relationships, fixed assets of $0.9 million, and a working capital deficit of $0.9 million were also recorded in relation to these acquisitions. The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) as the Company gathers additional information regarding the assets acquired and the liabilities assumed.
2013 Acquisitions
Children’s Choice Learning Centers, Inc.
On July 22, 2013, the Company acquired all of the outstanding shares of Children’s Choice Learning Centers, Inc., an operator of 49 employer-sponsored child care centers throughout the United States, for cash consideration of $50.8 million, inclusive of certain adjustments. The purchase price was financed with available cash on hand and funds available under the Company’s revolving credit facility, which were repaid in the fourth quarter of 2013. The Company incurred deal costs of approximately $1.7 million for this transaction in 2013, which are included in selling, general and administrative expenses.
The purchase price for this acquisition has been allocated based on estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At acquisition date As reported September 30, 2013	Measurement period adjustments	At acquisition date As reported September 30, 2014
Accounts receivable	$981	$(126)	$855
Prepaid expenses and other assets	334	411	745
Fixed assets	5,637	535	6,172
Intangible assets	12,800	(1,190)	11,610
Goodwill	38,818	(1,086)	37,732
Total assets acquired	58,570	(1,456)	57,114
Accounts payable and accrued expenses	(3,441)	(2,018)	(5,459)
Deferred revenue and parent deposits	(885)	18	(867)
Total liabilities assumed	(4,326)	(2,000)	(6,326)
Purchase price	$54,244	$(3,456)	$50,788
The Company recorded adjustments to the purchase accounting during the measurement period including an adjustment for the final settlement of working capital which reduced goodwill by $3.5 million. This reduction to goodwill was offset by an increase of $1.2 million for taxes payable recorded during the third quarter of 2014. No changes have been made to the purchase accounting from the balances reported as of September 30, 2014. The Company received cash proceeds of $3.5 million related to working capital settlements for this acquisition, of which $0.9 million was received in 2014 .
The Company recorded goodwill of $37.7 million, which will be deductible for tax purposes as permitted under federal tax rules. Goodwill related to this acquisition is reported within the full service center-based care segment.
Intangible assets consist primarily of $11.3 million of customer relationships that will be amortized over approximately eleven years.
Kidsunlimited Group Limited
On April 10, 2013, the Company entered into a share purchase agreement with Lloyds Development Capital (Holdings) Limited and Kidsunlimited Group Limited pursuant to which it acquired 100% of Kidsunlimited, an operator of 64 nurseries throughout the United Kingdom, for cash consideration of $68.9 million, inclusive of certain adjustments. The purchase price was financed with available cash on hand. The Company incurred deal costs of approximately $1.9 million for this transaction in 2013, which are included in selling, general and administrative expenses.

The purchase price for this acquisition has been allocated based on estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At acquisition date As reported June 30, 2013	Measurement period adjustments	At acquisition date As reported March 31, 2014
Cash	$4,888	$—	$4,888
Accounts receivable	1,809	—	1,809
Prepaid expenses and other assets	2,509	—	2,509
Fixed assets	13,901	(192)	13,709
Favorable leases	—	2,892	2,892
Intangible assets	17,442	765	18,207
Goodwill	55,349	(2,372)	52,977
Total assets acquired	95,898	1,093	96,991
Accounts payable and accrued expenses	(9,450)	3,798	(5,652)
Unfavorable leases	(1,759)	(5,325)	(7,084)
Deferred revenue	(12,853)	8,378	(4,475)
Other current liabilities	—	(8,378)	(8,378)
Deferred taxes	(2,735)	245	(2,490)
Total liabilities assumed	(26,797)	(1,282)	(28,079)
Purchase price	$69,101	$(189)	$68,912
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
Other 2013 Acquisitions
During the year ended December 31, 2013, the Company also acquired two businesses for aggregate cash consideration of $6.9 million, net of cash acquired of $2.7 million. The Company recorded goodwill of $4.5 million, of which $3.2 million relates to the other educational advisory services segment and $1.3 million relates to the full service center-based care segment. Goodwill will not be deductible for tax purposes. Intangible assets of $3.3 million, consisting of customer relationships and trade names, fixed assets of $1.9 million, and working capital of $1.3 million were also recorded in relation to these acquisitions. The Company received cash proceeds of $0.1 million in 2014 related to working capital settlements for one of these acquisitions.
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

These acquired businesses contributed total revenues of $71.6 million in the year ended December 31, 2013. The Company has also determined that the presentation of net income for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.
2012 Acquisitions
In May 2012, the Company acquired all of the outstanding shares of Huntyard Limited, a company that operated 27 child care and early education centers in the United Kingdom under the name Casterbridge Early Care and Education, for cash consideration of $110.8 million. The Company recorded goodwill of $48.7 million, which is reported within the full service center-based care segment and will not be deductible for tax purposes, and intangible assets of $6.0 million, which consist primarily of $4.7 million of customer relationships that will be amortized over five years. The Company also acquired $3.7 million in cash, $65.8 million in fixed assets, $7.5 million in accrued expenses, $3.0 million in deferred revenue and parent deposits, and $5.6 million in deferred tax liabilities. The deferred tax liabilities include $1.5 million that was recorded related to the intangible assets for which the amortization is not deductible for tax purposes. The Company incurred deal costs of $0.5 million related to this acquisition, which are included in selling, general and administrative expenses in 2012. Huntyard contributed total revenues of $26.3 million in the year ended December 31, 2012.
3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2014	2013
Prepaid workers compensation insurance	$11,092	$10,327
Prepaid rent and other occupancy costs	10,672	7,515
Prepaid income taxes	4,427	6,678
Reimbursable costs	2,784	3,916
Favorable leases	487	586
Prepaid insurance	1,917	1,665
Other prepaid expenses and current assets	7,768	13,334
	$39,147	$44,021
Under the terms of the Company’s workers compensation policy, the Company is required to make advances to its insurance carrier pertaining to estimated claims for all open plan years.
4. FIXED ASSETS
Fixed assets consist of the following (dollars in thousands):

	Estimated useful lives	December 31,
		2014	2013
	(Years)
Buildings	20 – 40	$131,767	$128,715
Furniture, equipment and software	3 – 10	144,040	125,713
Leasehold improvements	Shorter of the lease term or the estimated useful life	271,757	247,972
Land	—	50,604	52,233
Total fixed assets		598,168	554,633
Accumulated depreciation		(199,221)	(163,739)
Fixed assets, net		$398,947	$390,894
The Company recorded depreciation expense of $48.4 million, $42.7 million and $34.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Beginning balance at December 31, 2013	$912,134	$160,145	$24,004	$1,096,283
Additions from acquisitions	11,087	—	—	11,087
Adjustments to prior year acquisitions	902	—	(203)	699
Effect of foreign currency translation	(11,080)	(1,251)	—	(12,331)
Balance at December 31, 2014	$913,043	$158,894	$23,801	$1,095,738

The Company also has intangible assets, which consist of the following at December 31, 2014 and 2013 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2014:
Definite-lived intangibles:
Customer relationships	14.5 years	$400,097	$(180,900)	$219,197
Trade names	8.1 years	5,772	(2,177)	3,595
Non-compete agreements	5 years	54	(44)	10
		405,923	(183,121)	222,802
Indefinite-lived intangibles:
Trade names	N/A	183,447	—	183,447
		$589,370	$(183,121)	$406,249

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2013:
Definite-lived intangibles:
Customer relationships	14.5 years	$400,481	$(153,939)	$246,542
Trade names	8.1 years	6,072	(1,542)	4,530
Non-compete agreements	5 years	54	(39)	15
		406,607	(155,520)	251,087
Indefinite-lived intangibles:
Trade names	N/A	183,973	—	183,973
		$590,580	$(155,520)	$435,060
On an annual basis or if an indicator of impairment exists, indefinite lived trade names are subject to an evaluation of the remaining useful life to determine whether events and circumstances continue to support an indefinite useful life, as well as testing for impairment.
The Company recorded amortization expense of $29.0 million, $30.1 million and $26.9 million in the years ended December 31, 2014, 2013, and 2012, respectively.

The Company estimates that it will record amortization expense related to intangible assets existing as of December 31, 2014 as follows over the next five years (in thousands):

Estimated amortization expense
2015	$26,842
2016	$25,491
2017	$24,618
2018	$23,700
2019	$22,910
6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Accounts payable	$12,784	$6,691
Accrued payroll and employee benefits	59,364	58,171
Accrued insurance	16,154	15,110
Accrued interest	1,004	1,861
Accrued occupancy costs	3,121	2,167
Accrued professional fees	2,169	1,847
Other accrued expenses	21,829	21,779
	$116,425	$107,626
7. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Customer amounts on deposit	$10,477	$15,495
Deferred rent and other occupancy costs	2,847	2,133
Unfavorable leases	658	681
Income taxes payable	4,802	—
Other liabilities	1,616	1,993
	$20,400	$20,302
8. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Customer amounts on deposit	$9,199	$8,685
Liability for uncertain tax positions	1,594	3,647
Liability for unvested restricted stock	4,709	—
Other liabilities	7,899	6,674
	$23,401	$19,006

9. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Term loans	$939,200	$782,100
Original issue discount and deferred financing costs	(18,023)	(17,877)
Total debt	921,177	764,223
Less current maturities	9,550	7,900
Long-term debt	$911,627	$756,323
Senior Credit Facilities
The Company’s senior secured credit facilities consist of a $955.0 million term loan facility and a $100.0 million revolving credit facility. The term loans and revolving credit facility mature on January 30, 2020 and January 30, 2018, respectively. The term loan facility requires quarterly principal payments of $2.4 million, with the remaining principal balance due on January 30, 2020.
On January 30, 2013, the Company’s wholly owned subsidiary, Bright Horizons Family Solutions LLC (“BHFS LLC”), entered into a credit agreement for the issuance of term loans in an aggregate principal amount of $790.0 million, to 1) refinance all of the existing indebtedness under the senior secured credit facilities and the senior subordinated notes, and 2) redeem the remaining senior notes in conjunction with proceeds from the Company’s offering. On November 19, 2014, BHFS LLC entered into Amendment No. 1 which supplements and amends the credit agreement. On December 9, 2014, BHFS LLC entered into an Incremental Joinder which supplements and amends the credit agreement.
The December 2014 amendment to the credit agreement provided for, among other things, new term loans in an aggregate principal amount of $165.0 million, which were fully drawn by the Borrower on December 9, 2014. The proceeds of the loans were used for general corporate purposes, including to pay fees and expenses related to entering into the debt transaction and to fund share repurchases by the Company.
All borrowings under the credit agreement are subject to variable interest rates. Borrowings under the term loan facility bear interest at a rate per annum ranging from 1.75% to 2.5% over the Base Rate or 2.75% to 3.5% over the Eurocurrency Rate defined in the credit agreement. Borrowings under our revolving facility bear interest at a rate per annum equal to 1.75% over the Base Rate or 2.75% over the Eurocurrency Rate. The Base Rate is the highest of (1) the prime rate of Goldman Sachs Bank USA, (2) the federal funds effective rate plus 0.5% and (3) the Eurocurrency Rate with a one month interest period plus 1.0%. The Eurocurrency Rate option is the one, two, three or six month LIBOR rate, as selected by the Borrower, or, with the approval of the applicable lenders, the nine, twelve or less than one month LIBOR rate. The Base Rate is subject to an interest rate floor of 2.0% and the Eurocurrency Rate is subject to an interest rate floor of 1.0%, both only with respect to the term loan facility. In addition, the unused portion of the revolving credit facility is subject to a commitment fee per annum ranging from 0.375% to 0.500%.
The effective interest rate for the term loans was 3.8% and 4.0% at December 31, 2014 and 2013, respectively. The weighted average interest rate for the years ended December 31, 2014 and 2013 was 3.9% and 4.1%, respectively. There were no borrowings outstanding on the revolving credit facility at December 31, 2014 and 2013 with the full facility available for borrowings. The weighted average interest rate for the revolving credit facility was 5.0% for the years ended December 31, 2014 and 2013.
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

On January 30, 2013, the Company redeemed all outstanding debt of $972.5 million, including the redemption premium of $41.1 million. As a result of the redemption, the Company recorded a loss on the extinguishment of debt of $63.7 million, inclusive of redemption premiums and deferred financing costs written off. The Company used the net proceeds of its initial public offering and certain proceeds from the issuance of senior secured term loans to fund the redemption.
The Company incurred financing fees of $12.7 million and original issue discount costs of $7.9 million in connection with the 2013 debt refinancing and $1.5 million and $1.7 million in connection with the 2014 financing. These fees are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs and original issuance discount costs in the year ended December 31, 2014 was $1.9 million and $1.1 million, respectively. Amortization expense of deferred financing costs and original issuance discount costs in the year ended December 31, 2013 was $1.7 million and $1.0 million, respectively. Amortization expense of deferred financing costs and original issuance discount costs in the year ended December 31, 2012 was $3.7 million and $3.1 million, respectively, which related to debt that was extinguished in January of 2013.
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
The following is a reconciliation of the changes in the redeemable non-controlling interest for the year ended December 31, 2013 (in thousands):

Year ended December 31,
2013
Balance at beginning of the period	$8,126
Sale of 18.5% of interest to BHFS	(8,204)
Net loss attributable to non-controlling interest	(279)
Effect of foreign currency translation	357
Balance at end of period	$—
11. INCOME TAXES
Income (loss) before income taxes consists of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
United States	$110,585	$5,109	$6,882
Foreign	1,729	(298)	4,870
Total	$112,314	$4,811	$11,752

Income tax expense (benefit) consists of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Current tax expense (benefit)
Federal	$45,628	$10,546	$8,102
State	8,753	591	2,361
Foreign	(726)	(5,260)	4,434
	53,655	5,877	14,897
Deferred tax (benefit) expense
Federal	(10,497)	(9,080)	(9,048)
State	(948)	(1,179)	(1,453)
Foreign	(1,931)	(3,151)	(1,153)
	(13,376)	(13,410)	(11,654)
Income tax expense (benefit)	$40,279	$(7,533)	$3,243
The following is a reconciliation of the U.S. Federal statutory rate to the effective rate on pretax income (in thousands):

	Years ended December 31,
	2014	2013	2012
Federal tax expense computed at statutory rate	$39,310	$1,684	$4,113
State tax expense (benefit), net of federal tax	5,121	(193)	416
Valuation allowance, net	245	3	23
Permanent differences and other, net	277	(234)	551
Change in tax rate	(134)	(94)	12
Change to uncertain tax positions, net	(1,523)	(4,850)	(869)
Foreign rate differential	(3,017)	(3,849)	(1,003)
Income tax expense (benefit)	$40,279	$(7,533)	$3,243

Significant components of the Company’s net deferred tax liability are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Current deferred tax assets:
Reserve on assets	$466	$869
Liabilities not yet deductible	11,582	10,874
Deferred revenue	771	708
Other	191	496
	13,010	12,947
Valuation allowance	(32)	(6)
Net current deferred tax assets	12,978	12,941
Non-current deferred tax assets:
Net operating loss and credit carryforwards	1,659	1,983
Liabilities not yet deductible	16,463	14,264
Deferred revenue	1,953	1,090
Stock-based compensation	10,964	11,663
Depreciation	73	—
Other	1,195	2,519
	32,307	31,519
Valuation allowance	(1,264)	(1,046)
Net non-current deferred tax assets	31,043	30,473
Total net deferred tax assets	44,021	43,414
Deferred tax liabilities:
Intangible assets	(143,732)	(152,462)
Depreciation	(13,686)	(17,805)
Total deferred tax liabilities	(157,418)	(170,267)
Net deferred tax liability	$(113,397)	$(126,853)
During 2014, the overall deferred tax liability has decreased, primarily due to the book to tax difference in the treatment of amortization of intangible assets, depreciation and stock-based compensation.
The Company has foreign net operating losses of $10.2 million and has recorded an associated deferred tax asset totaling $1.6 million. Deferred tax assets associated with state net operating losses total $0.1 million. The net operating losses in foreign jurisdictions will begin to expire in 2031 or can be carried forward indefinitely. The net operating losses in the various states have expiration dates through 2031. In jurisdictions in which the Company has not had a history of profitability, the Company has recorded a valuation allowance of $1.3 million associated with foreign net deferred tax assets. During 2014, the valuation allowance increased $0.2 million.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability of approximately $7.8 million related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $60.1 million of cumulative undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Beginning balance	$2,034	$7,412	$7,933
Additions for tax positions of prior years	—	540	474
Additions for tax positions of current year	—	—	879
Settlements	—	(1,110)	(474)
Reductions for tax positions of prior years	(490)	(4,108)	(845)
Lapses of statutes of limitations	(831)	(712)	(778)
Effect of foreign currency adjustments	—	12	223
Ending balance	$713	$2,034	$7,412
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s current provision for income tax expense for the years ended December 31, 2014, 2013, and 2012 included $0.03 million, $0.1 million, and $0.3 million, respectively, of interest and penalties related to tax positions of the Company. The liability for total interest and penalties at December 31, 2014 and 2013 was $0.9 million and $1.6 million, respectively, and is included in other long-term liabilities. During the fourth quarter of 2014, the Company partially reduced its reserve for uncertain tax positions due to the lapse in the statute of limitations for prior tax filings and agreements on audits.
The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is $0.7 million. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, or if applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.7 million.
The Company and its domestic subsidiaries are subject to U.S. Federal income tax as well as multiple state jurisdictions. U.S. Federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for Federal income tax returns is three years. The Company’s filings for 2011 through 2014 are subject to audit based upon the Federal statute of limitations. The tax years 2011 and 2012 are currently under audit by the IRS and expected to be settled in early 2015.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There were no significant settlements of state audits during 2014. As of December 31, 2014, there were four income tax audits in process and the tax years from 2010 to 2014 are subject to audit.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Canada, Ireland, and Puerto Rico. In the last quarter of 2014, an audit commenced in the Netherlands for the 2011 and 2012 years and final conclusion is expected in early 2015. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to seven years.
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

The following table reflects the changes in Class L common stock for the two years ended December 31, 2013 (in thousands, except share data):

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
Preferred Stock
The Company authorized 25 million shares of undesignated preferred stock in 2013 for issuance, of which none were issued in the years ended December 31, 2014 and 2013. The Company’s board of directors has the authority, without further action by stockholders, to issue up to 25 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of December 31, 2014 and 2013 no shares of preferred stock were outstanding.
Treasury Stock
On March 28, 2014, the board of directors of the Company authorized the repurchase of up to $225.0 million of its common stock. Under this authorization, the Company repurchased a total of 5.0 million shares for $221.6 million in the year ended December 31, 2014, including 4.5 million shares that were purchased in a single block trade on December 10, 2014, from investment funds affiliated with the Sponsor in conjunction with the sale of 8.0 million shares through an underwritten offering to the public. There were zero stock repurchases during the year ended December 31, 2013. During the year ended December 31, 2012, the Company repurchased a total of 41,454 shares of common stock. The Company accounts for treasury stock under the cost method. All repurchased shares have been retired.
On February 4, 2015, the Board of Directors of the Company approved a $250.0 million repurchase program of its common stock. The repurchase program has no expiration date and replaces the prior authorization, of which $3.4 million remained outstanding.
Equity Incentive Plan
The Company has the 2012 Omnibus Long-Term Incentive Plan (“the Plan”), which became effective on January 24, 2013, and allows for the issuance of equity awards of up to 5 million shares of common stock. As of December 31, 2014, there were approximately 3.4 million shares of common stock available for grant. Stock options granted under the Plan are subject to a service condition and expire in seven years from date of grant or termination of the holder’s employment with the Company, unless such termination was due to death, disability or retirement, unless otherwise determined by the Administrator of the Plan. The majority of the options have a requisite service period of five years, with 40% of the options vesting on the second anniversary of the date of grant and 20% vesting on each of the third, fourth and fifth anniversaries, or have ratable or cliff vesting at the end of three years.
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
On March 9, 2012, the Board of Directors approved the exchange of existing stock options to acquire common stock for options to acquire a combination of common stock and shares of Class L common stock (the “stock option exchange”). All option holders were subject to the exchange. This transaction was accounted for as a modification and resulted in approximately $19.0 million of additional compensation expense, of which approximately $13.4 million was recognized in 2012 related to the requisite service period already fulfilled, and approximately $5.0 million was recognized upon the closing of the Offering in January 2013, related to this performance requirement and the requisite service period fulfilled. The remaining incremental expense for stock options granted with a service condition is recognized on a straight-line basis over the remaining requisite service period of each separately vesting tranche. At December 31, 2014, there was approximately $0.1 million of expense remaining to be recognized in relation to the stock option exchange, which will be recognized over approximately 1 year.
Stock-Based Compensation
The Company recognized the impact of stock-based compensation in its consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012 and did not capitalize any amounts on the consolidated balance sheets. In the year ended December 31, 2014, the Company recorded stock-based compensation expense of $7.9 million, of which $7.3 million was recorded in selling, general and administrative expenses and $0.6 million in cost of services in the consolidated statement of operations. In the years ended December 31, 2013 and 2012, the Company recorded stock-based compensation expense of $10.7 million and $17.6 million, respectively, in selling, general and administrative expenses in the consolidated statements of operations. Stock compensation expense generated an income tax benefit of $3.2 million, $4.3 million, and $7.1 million in the years ended December 31, 2014, 2013, and 2012, respectively.
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
There were no share-based liabilities paid during the period. As of December 31, 2014, there was $14.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over the remaining requisite service period. The weighted average remaining requisite service period was approximately three years at December 31, 2014.
Stock Options
The fair value of each stock option of common stock and Class L shares granted was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years ended December 31,
	2014	2013	2012
	Common Stock	Common Stock	Class L Shares	Common Stock
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	30.0%	44.3%	79.2%	79.2%
Risk free interest rate	1.8%	1.0%	0.68%	0.68%
Expected life of options (years)	5.3	5.3	4.2	4.2
Weighted average fair value per share of options granted during the period	$11.36	$10.24	$291.83	$6.84
The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in January 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the years ended December 31, 2014, 2013, and 2012, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.
The table below reflects stock option activity under the Company’s equity plan for the year ended December 31, 2014.

	Weighted Average Remaining Contractual Life in Years	Common Stock
		Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2014	6.1	4,555,110	$15.39	$97.3
Granted		944,377	37.15	9.3
Exercised		(1,212,458)	14.37	32.3
Forfeited		(134,412)	27.77	2.6
Outstanding at December 31, 2014	5.6	4,152,617	$20.24	$111.2
Exercisable at December 31, 2014	4.9	2,177,394	$14.20	$71.5
Vested and expected to vest at December 31, 2014	5.6	4,054,468	$20.08	$109.2

The fair value (pre-tax) of options that vested during the years ended December 31, 2014, 2013, and 2012 were $3.9 million, $9.1 million, and $4.9 million, respectively.
Restricted stock awards are also granted at the discretion of the Board of Directors as allowed under the Plan. During the year ended December 31, 2014, 259,525 shares of restricted stock were granted to certain senior managers and key employees, which vest at the end of three years and are accounted for as nonvested stock. The restricted stock was sold for a price equal to 50% of the fair value of the stock at the date of grant, or $18.15. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. Stock-based compensation expense for restricted stock awards is calculated based on the fair value of the award on the date of grant, which will be recognized on a straight line basis over the requisite service period. The unvested shares of restricted stock participate equally in dividends with common stock. Restricted stock was legally issued at the date of grant but is not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. There were 259,525 shares of restricted stock outstanding as of December 31, 2014, with an intrinsic value of $7.5 million. All outstanding shares of restricted stock are expected to vest.
During the year ended December 31, 2014, restricted stock units were awarded to members of the board of directors as allowed under the Plan. The awards allow for the issuance of a share of the Company's common stock for each vested unit upon the earliest of termination of service as a member of the board of directors or five years after the date of the award. The Company issued 6,066 units at a weighted average fair value of $39.58 for a total value of $0.2 million. The units vested upon issuance.
Cash received by the Company from the exercise of stock options for the years ended December 31, 2014, 2013, and 2012 was $17.4 million, $11.0 million, and $2.1 million, respectively. The actual tax benefits realized from the tax deductions for option exercises were $9.1 million, $5.9 million, and $3.4 million in the years ended December 31, 2014, 2013, and 2012, respectively. The Company realizes a tax deduction upon the exercise of non-qualified stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount of the compensation recognized for tax purposes is based on the difference between the market value of the common stock and the option price at the date the options are exercised.
13. EARNINGS PER SHARE
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

In 2014, the Company had unvested share-based payment awards outstanding that include unvested shares awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The restricted stock awards vest at the end of three years. The unvested shares participate equally in dividends. See Note 12 for a discussion of the current year unvested stock awards and issuances. In 2012, the Company had both Class L and common stock outstanding and the Class L common stock had a preference with respect to all liquidation distributions. Therefore, net earnings per share was calculated using the two-class method in 2014 and 2012, which requires the allocation of earnings to each class of common stock.
Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method (in thousands, except share and per share amounts):

	Years ended December 31,
	2014	2013	2012
Basic earnings per share:
Net income	$72,035	$12,623	$8,162
Accretion of Class L preference	—	—	79,211
Accretion of Class L preference for vested options	—	—	5,436
Net income (loss) available to common shareholders	$72,035	$12,623	$(76,485)

Allocation of net income (loss) to common shareholders:
Common stock	$71,755	$12,623	$(76,485)
Unvested participating shares	280	—	—
	$72,035	$12,623	$(76,485)

Weighted average number of common shares:
Class L	—	—	1,326,206
Common stock	65,612,572	62,659,264	6,058,512
Unvested participating shares	255,920	—	—

Earnings (loss) per common share:
Class L	$—	$—	$59.73
Common stock	$1.09	$0.20	$(12.62)

Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

	Years ended December 31,
	2014	2013	2012
Diluted earnings per share:
Net income	$72,035	$12,623	$8,162
Accretion of Class L preference	—	—	79,211
Accretion of Class L preference for vested options	—	—	5,436
Net income (loss) available to common shareholders	$72,035	$12,623	$(76,485)

Earnings allocated to common stock	$71,755	$12,623	$(76,485)
Plus earnings allocated to unvested participating shares	280	—	—
Less adjusted earnings allocated to unvested participating shares	(274)	—	—
Earnings allocated to common stock	$71,761	$12,623	$(76,485)

Weighted average number of common shares:
Class L	—	—	1,326,206
Common stock	65,612,572	62,659,264	6,058,512
Effect of dilutive securities	1,631,600	1,849,772	—
	67,244,172	64,509,036	6,058,512

Earnings (loss) per common share:
Class L	$—	$—	$59.73
Common stock	$1.07	$0.20	$(12.62)
Options outstanding to purchase 0.7 million shares, 0.1 million shares and 0.6 million shares of common stock were excluded from diluted earnings per share for the years ended December 31, 2014, 2013, and 2012, respectively, since their effect was anti-dilutive, which may be dilutive in the future. Options outstanding to purchase 0.1 million shares of Class L common stock were excluded from diluted earnings per share for the year ended December 31, 2012 since their effect was anti-dilutive.
14. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases various office equipment, child care and early education center facilities and office space under non-cancelable operating leases. Most of the leases expire within 10 years and many contain renewal options for various periods. Rent expense for the years ended December 31, 2014, 2013, and 2012 totaled $88.7 million, $76.8 million and $62.8 million, respectively.
Future minimum payments under non-cancelable operating leases as of December 31, 2014 are as follows for the years ending December 31 (in thousands):

2015	$84,684
2016	82,274
2017	75,469
2018	70,526
2019	64,819
Thereafter	362,722
Total future minimum lease payments	$740,494

Long-Term Debt
Future minimum payments of long-term debt are as follows for the years ending December 31 (in thousands):

2015	$9,550
2016	9,550
2017	9,550
2018	9,550
2019	9,550
Thereafter	891,450
Total future principal payments	$939,200
Overdraft Facilities
The Company’s subsidiaries in the United Kingdom maintain an overdraft facility with a U.K. bank to support local short-term working capital requirements. The overdraft facility is repayable upon demand from the U.K. bank. The facility provides maximum borrowings of £0.3 million (approximately $0.4 million at December 31, 2014) and is secured by a cross guarantee by and among the Company’s subsidiaries in the United Kingdom and a right of offset against all accounts maintained by the subsidiaries at the lending bank. The overdraft facility bears interest at the U.K. bank’s base rate plus 2.15%. At December 31, 2014 and 2013, there were no amounts outstanding under the overdraft facility.
The Company’s subsidiary in the Netherlands maintained a multi-purpose revolving credit facility with a Dutch bank to support working capital, letter of credit requirements, and the construction and fitting out of new child care centers. The facility was secured by a right of offset against all accounts maintained at the lending bank and by an additional pledge of certain equipment. The €2.2 million facility was terminated in December 2014 and at December 31, 2013 there was €0.5 million (approximately $0.7 million) outstanding under the facility. The weighted average interest rate for the years ended December 31, 2014 and 2013 was 5.53% and 5.61%, respectively.
Letters of Credit
The Company has 23 letters of credit outstanding used to guarantee certain rent payments for up to $1.1 million. These letters of credit are guaranteed by cash deposits. No amounts have been drawn against these letters of credit.
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
15. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees. To be eligible for the 401(k) Plan, an employee must be at least 20.5 years of age and have completed their eligibility period of 60 days and 160 hours of service from date of hire. If they do not meet the 160 hours of service requirement, they may be eligible at 12 months provided they have reached 1,000 hours of service from date of hire. The 401(k) Plan is funded by elective employee contributions of up to 50% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. Expense under the plan, consisting of Company contributions and plan administrative expenses paid by the Company, totaled approximately $2.3 million, $2.1 million and $2.0 million for each of the years ended December 31, 2014, 2013 and 2012.
The Company maintains a Nonqualified Deferred Compensation Plan (“NQDC Plan”) for all eligible employees that became effective September 1, 2014. Eligible employees are employees who have capped contribution levels in our existing 401(k) Plan due to the thresholds dictated by the IRS definition of “highly compensated” employees, as well as other employees at the discretion of the Bright Horizons Family Solutions Nonqualified Deferred Compensation Plan Committee (“the Administration Committee”).  The NQDC Plan is funded by elective employee contributions of up to 50% of their compensation. Under the NQDC Plan, the Company matches 25% of employee contributions for each participant up to $2,500. The Company recorded an asset and a corresponding liability for the deferred compensation plan that were $0.3 million at December 31, 2014.
16. SEGMENT AND GEOGRAPHIC INFORMATION
Bright Horizons work/life services are primarily comprised of full service center-based child care, back-up dependent care, and other educational advisory services. Full service center-based care includes the traditional center-based child care, preschool, and elementary education, which have similar operating characteristics and meet the criteria for aggregation. Full service center-based care derives its revenues primarily from contractual arrangements with corporate clients and from tuition. The Company’s back-up dependent care services consist of center-based back-up child care, in-home care, mildly ill care, and adult/elder care. The Company’s other educational advisory services consists of the remaining services, including college preparation and admissions counseling, tuition reimbursement program administration, and related consulting services, which do not meet the quantitative thresholds for separate disclosure and are not material for segment reporting individually or in the aggregate. The Company and its chief operating decision makers evaluate performance based on revenues and income from operations.
The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Year ended December 31, 2014
Revenue	$1,156,661	$162,886	$33,452	$1,352,999
Amortization of intangible assets	27,696	725	578	28,999
Income from operations (1)	92,229	49,317	5,374	146,920
Year ended December 31, 2013
Revenue	$1,049,854	$144,432	$24,490	$1,218,776
Amortization of intangible assets	29,048	725	302	30,075
Income from operations (2)	67,287	39,710	2,037	109,034
Year ended December 31, 2012
Revenue	$922,214	$130,082	$18,642	$1,070,938
Amortization of intangible assets	25,906	725	302	26,933
Income from operations (3)	60,154	33,863	1,447	95,464

(1)
For the year ended December 31, 2014, income from operations includes $2.7 million of costs associated with secondary offerings of common shares and the Credit Agreement amendment completed in November 2014 ($2.4 million to full service center-based care and $0.3 million to back-up dependent care).

(2)
For the year ended December 31, 2013, income from operations includes expenses incurred in connection with the Offering completed in January 2013, including a $7.5 million fee for the termination of the management agreement with the Sponsor, and $5.0 million for certain stock options that vested upon completion of the Offering, allocated on a proportionate basis to each segment, $4.0 million of acquisition-related expenses related to full-service center-based care and $1.3 million of costs associated with secondary offerings of common shares ($15.1 million to full service center-based care, $1.9 million to back-up dependent care, and $0.8 million to other educational advisory services).

(3)
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

Revenue and long-lived assets by geographic region are as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Revenue
North America	$1,074,951	$980,537	$901,210
Europe and other	278,048	238,239	169,728
Total Revenue	$1,352,999	$1,218,776	$1,070,938

	December 31,
	2014	2013
Long-lived assets
North America	$277,971	$260,483
Europe and other	120,976	130,411
Total long-lived assets	$398,947	$390,894
The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “Europe and other” includes the Company’s United Kingdom, Netherlands, Ireland, and India operations. Revenues in the United States were $1.1 billion in 2014, $975.5 million in 2013, and $896.1 million in 2012. Revenues in the United Kingdom were $239.6 million in 2014, $204.7 million in 2013, and $136.1 million in 2012. Long-lived assets were $275.7 million and $257.8 million, at December 31, 2014 and 2013, respectively, in the United States, and $104.0 million and $108.9 million at December 31, 2014 and 2013, respectively, in the United Kingdom. Revenue and long-lived assets associated with other countries were not material.
17. TRANSACTIONS WITH RELATED PARTIES
The Company had a management agreement with the Sponsor which provided for annual payments of $2.5 million through May 2018. In connection with the Offering, the Company and the Sponsor terminated the management agreement in exchange for a $7.5 million payment from the Company to the Sponsor, which is included in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2013.
On June 19, 2013, March 25, 2014, and December 10, 2014 certain of the Company’s shareholders affiliated with the Sponsor completed the sale of 9.8 million, 7.9 million and 8.0 million shares, respectively, of the Company’s common stock in secondary offerings (“secondary offerings”). On December 10, 2014, the Company acquired 4.5 million of the offered shares at the equivalent price offered to public shareholders. As of December 31, 2014, investment funds affiliated with the Sponsor hold approximately 42.3% of the Company’s common stock.
18. QUARTERLY RESULTS (UNAUDITED)
In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of the results of any future quarter.

	March 31, 2014	June 30, 2014	September 30, 2014	12/31/2014
	(In thousands, except per share amounts)
Revenue	$332,155	$348,100	$334,976	$337,768
Gross profit	77,149	83,114	72,861	80,478
Income from operations	34,011	42,535	33,046	37,328
Net income	16,048	21,714	15,379	18,894
Net income attributable to Bright Horizons Family Solutions Inc.	16,048	21,714	15,379	18,894
Allocation of net income to common stockholders:
Common stock—basic	15,988	21,629	15,319	18,819
Common stock—diluted	15,990	21,631	15,320	18,820
Earnings per share:
Common stock—basic	$0.24	$0.33	$0.23	$0.29
Common stock—diluted	$0.24	$0.32	$0.23	$0.28

	March 31, 2013	June 30, 2013	September 30, 2013	12/31/2013
	(In thousands, except per share amounts)
Revenue	$280,123	$310,813	$308,663	$319,177
Gross profit	65,790	75,425	68,505	71,216
Income from operations	15,437	35,397	27,789	30,411
Net (loss) income	(50,781)	24,507	14,942	23,676
Net (loss) income attributable to Bright Horizons Family Solutions Inc. (1)	(50,743)	24,579	15,044	23,743
Allocation of net (loss) income to common stockholders – basic and diluted:
Common stock	(50,743)	24,579	15,044	23,743
Earnings (loss) per share:
Common stock—basic	$(0.91)	$0.38	$0.23	$0.36
Common stock—diluted	$(0.91)	$0.37	$0.23	$0.35
(1) Net loss for the quarter ended March 31, 2013 includes a loss of $63.7 million from the extinguishment of debt. Refer to Note 9, “Credit Arrangements and Debt Obligations,” for additional details.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to the material weakness in internal control over financial reporting described below.
Management has identified a material weakness in its internal control over financial reporting related to information technology general controls in the areas of user access and program change management. For additional information regarding the nature of this material weakness, see “Management’s Report on Internal Control Over Financial Reporting” below. We have developed a remediation plan for this material weakness, which is described below under “Remediation Activities.”
Notwithstanding the identified material weakness and management’s assessment that internal control over financial reporting was ineffective as of December 31, 2014, management believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with accounting principles generally accepted in the United States of America. Additionally, this material weakness did not result in any restatements of the Company's audited consolidated financial statements and disclosures for any prior period previously reported by the Company.
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
Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014 for the reasons described below.
In the course of completing its assessment of internal control over financial reporting as of December 31, 2014, management identified a number of deficiencies related to the design and operating effectiveness of information technology (“IT”) general controls for certain information systems that comprise part of the Company’s system of internal control over financial reporting and are relevant to the preparation of its consolidated financial statements (such information technology systems are referred to as the “affected IT systems”). These deficiencies involve user access controls and program change management controls that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel, and that changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. As a result of the deficiencies identified, there is a possibility that the effectiveness of business process controls, which are dependent on the affected IT systems, or electronic data and financial reports, generated from the affected IT systems, could be adversely affected. Therefore, management has concluded that, as of December 31, 2014, there was a material weakness in internal control over financial reporting related to information technology general controls in the areas of user access and program change management for the affected IT systems. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Activities
We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. The remediation actions we are taking and expect to take include the following:

•
Improving the design, operation and monitoring of control activities and procedures associated with user and administrator access to the affected IT systems, including both preventive and detective control activities.

•	Implementing appropriate program change management control activities, including tracking of access, authorizations and history of changes across the affected IT systems.

•
While remediation is in progress to address the general IT control deficiencies, implementing mitigating business process controls that directly mitigate the risks related to the electronic data and financial reports generated from the affected IT systems and used in the performance of underlying business process controls.

•	Expanding our resources in the functional areas that support and monitor our IT systems and the information generated therefrom.
Management believes that these efforts will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time and tested and concluded by management to be designed and operating effectively, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. Management will test and evaluate the implementation of these new processes and internal controls during 2015 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the Company’s financial statements. Subject to the foregoing, management believes these remediation efforts will be completed by December 31, 2015.
Attestation Report of the Independent Registered Public Accounting Firm.
Our internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Bright Horizons Family Solutions Inc.
Watertown, Massachusetts
We have audited Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in internal control over financial reporting relating to the design and operating effectiveness of user access and program change management controls related to certain information systems that are relevant to the preparation of the Company’s consolidated financial statements and system of internal control over financial reporting. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effects of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 2, 2015

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant
Set forth below is certain information about our executive officers. Ages are as of December 31, 2014.
David H. Lissy, age 49, has served as a director of the Company since 2001 and as Chief Executive Officer of the Company since January 2002. Mr. Lissy served as Chief Development Officer of the Company from 1998 until January 2002. He also served as Executive Vice President from June 2000 to January 2002. He joined Bright Horizons in August 1997 and served as Vice President of Development until the merger with CorporateFamily Solutions, Inc. in July 1998. Prior to joining Bright Horizons, Mr. Lissy served as Senior Vice President/General Manager at Aetna U.S. Healthcare, the employee benefits division of Aetna, Inc., in the New England region. His experience prior to joining the Company, his leadership at the Company and at many charitable, business services, and educational organizations, including his current service on the boards of the March of Dimes, Altegra Health, Jumpstart and Ithaca College, provides him with the experience and management skills necessary to serve as a director of the Company.
Mary Ann Tocio, age 66, has served as a director of the Company since November 2001 and as Chief Operating Officer of the Company since its inception in 1998. She was appointed President in June 2000. Ms. Tocio joined Bright Horizons in 1992 as Vice President and General Manager of Child Care Operations, and served as Chief Operating Officer from November 1993 until the merger with CorporateFamily Solutions, Inc. in July 1998. Ms. Tocio has more than thirty years of experience managing multi-site service organizations, twenty years of which were with the Company. She was previously the Senior Vice President of Operations for Health Stop Medical Management, Inc., a national provider of ambulatory care and occupational health services. Ms. Tocio currently serves as a member of the board of directors of Harvard Pilgrim Health Care, a health benefits and insurance organization. Additionally, Ms. Tocio serves on the boards of Horizons for Homeless Children, a non-profit organization that provides support for homeless children, and of the privately held, Ella Health, a 3-D mammography and women's health service provider, and CareWell, a provider of urgent care centers. Ms. Tocio served as a member of the board of directors of Mac-Gray Corporation, a provider of laundry facilities management services, from 2006 to 2013. Her public company board experience and expertise with managing growing organizations render her an invaluable resource as a director.
Elizabeth J. Boland, age 55, has served as Chief Financial Officer of the Company since June 1999. Ms. Boland joined Bright Horizons in September 1997 and served as Chief Financial Officer and, subsequent to the merger between Bright Horizons and CorporateFamily Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. From 1994 to 1997, Ms. Boland was Chief Financial Officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as Vice President-Finance for Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. From 1981 to 1990, she worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager.
Stephen I. Dreier, age 72, has served as Chief Administrative Officer and Secretary of the Company since 1997. He joined Bright Horizons as Vice President and Chief Financial Officer in August 1988 and became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as Bright Horizons’ Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer. From 1976 to 1988, Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company.
Danroy T. Henry, Sr., age 48, has served as the Chief Human Resource Officer since December 2007. Mr. Henry joined Bright Horizons in May 2004 as the Senior Vice President of Global Human Resources. From 2001 to 2004, Mr. Henry was the Executive Vice President for FleetBoston Financial where he had responsibility for the metropolitan Boston consumer banking market. Prior to 2001 Mr. Henry served roles in human resources management at Blinds To Go Superstores, Staples, Inc. and Pepsi Cola Company. Mr. Henry is the past board chair of the North East Human Resources Association and has served on the board of the Society of Human Resource management foundation. He is also currently the chair and co-founder of the DJ Dream Fund.
Stephen H. Kramer, age 44, has served as the Chief Development Officer since January 2014. Mr. Kramer served as Senior Vice President, Strategic Growth & Global Operations from January 2010 until December 2013. He served as Managing Director, Europe based in the UK from January 2008 until December 2009. He joined Bright Horizons in September 2006 through the acquisition of College Coach, which he cofounded and led for eight years. Previously he was an Associate at

Fidelity Ventures, the venture capital arm of Fidelity Investments and a Consultant with Arthur D. Little. Mr. Kramer received a B.S. from Babson College and an MBA from Harvard Business School. He serves on the board of Building Excellent Schools.
The remaining information required by this item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 31, 2014 (the “Definitive Proxy Statement”) and is incorporated herein by reference.
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
2.1*
Share Sale and Purchase Agreement among Lydian Capital Partners LP and Others and BHFS Two Limited, dated May 10, 2012 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on November 9, 2012)

2.2*
Share Purchase Agreement among Lloyds Development Capital (Holdings) Limited and Others, BHFS Two Limited and Kidsunlimited Group Limited, dated April 10, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 11, 2013)

3.1*
Form of Second Restated Certificate of Incorporation of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

3.2*
Form of Restated By-laws of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

4.1*
Form of Amended and Restated Registration Rights Agreement among Bright Horizons Family Solutions Inc., Bright Horizons Capital Corp., Bright Horizons Family Solutions LLC, and certain stockholders of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on January 14, 2013)

10.1*
Bright Horizons Family Solutions Inc. (f/k/a Bright Horizons Solutions Corp.) 2008 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.2*
Amendment to Bright Horizons Family Solutions Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(1) to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on January 14, 2013)

10.3*
Credit Agreement, dated as of January 30, 2013, among Borrower, Holdings, Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, and certain other lenders (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K dated February 4, 2013)

10.4*
Form of Non-Statutory Time-Based Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed October 24, 2012)

10.5*
Form of Non-Statutory Performance-Based Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.6*
Form of Non-Statutory Continuation Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.7*
Management Agreement among Bright Horizons Solutions Corp., Bright Horizons Capital Corp., Bright Horizons Family Solutions LLC and Bain Capital Partners LLC dated May 28, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.8*
Form of Director Stock Option Award under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(1) to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on November 9, 2012)

10.9*
Form of Employee Stock Option Award under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 (2) to the Company’s Registration Statement on Form S-1, File No. 333-184579, as amended on November 9, 2012)

10.10*	Bright Horizons Family Solutions Inc. 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed March 26, 2013)

Exhibit Number	Exhibit Title
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

10.15*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)
10.16*
Form of Amended and Restated Stockholders Agreement among Bright Horizons Family Solutions Inc., Bright Horizons Capital Corp., Bright Horizons Family Solutions LLC, and the investors named therein (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.17*
Joinder Agreement by and among Goldman Sachs Credit Partners L.P., Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., the Guarantors defined therein, and General Electric Capital Corporation, dated May 23, 2012 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.18*
Amended and Restated Lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers, LLC, dated December 1, 2009 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.19*
Assignment and Assumption of Lease and Novation Agreement among the President and Fellows of Harvard College, Enterprise Mobile, Inc. and Bright Horizons Children’s Centers LLC, dated June 15, 2011 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.20*
First Amendment to Amended and Restated Lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers LLC, dated July 25, 2011 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.21*
Second Amendment to Amended and Restated lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers LLC, dated September 30, 2012 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.22*
Amendment No. 1 to Credit Agreement, dated as of November 19, 2014, among Borrower and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2014)

10.23*
Incremental Joinder to Credit Agreement, dated as of December 9, 2014, among Borrower, the Lenders and Additional Lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K dated December 9, 2014)

10.24	Form of Restricted Stock Agreement
10.25	Form of Restricted Stock Agreement (Directors)
10.26	Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Stephen Kramer, Chief Development Officer
10.27	Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Danroy T. Henry, Sr. Chief Human Resource Officer
10.28	Form of Director and Officer Indemnification Agreement
10.29	Non-Qualified Employee Supplemental Retirement Plan
18.1	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill
21.1	Subsidiaries of Bright Horizons Family Solutions Inc.
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer
31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer
32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

Exhibit Number	Exhibit Title
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	previously filed

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 2, 2015

Bright Horizons Family Solutions Inc.

By:	/s/ David Lissy
Name:	David Lissy
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda Mason	Chair of the Board	March 2, 2015
Linda Mason

/s/ David Lissy	Director, Chief Executive Officer (Principal Executive Officer)	March 2, 2015
David Lissy

/s/ Elizabeth Boland	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015
Elizabeth Boland

/s/ Mary Ann Tocio	Director, President and Chief Operating Officer	March 2, 2015
Mary Ann Tocio

/s/ Lawrence Alleva	Director	March 2, 2015
Lawrence Alleva

/s/ Joshua Bekenstein	Director	March 2, 2015
Joshua Bekenstein

/s/ Roger Brown	Director	March 2, 2015
Roger Brown

/s/ E. Townes Duncan	Director	March 2, 2015
E. Townes Duncan

/s/ Jordan Hitch	Director	March 2, 2015
Jordan Hitch

/s/ David Humphrey	Director	March 2, 2015
David Humphrey

/s/ Marguerite Kondracke	Director	March 2, 2015
Marguerite Kondracke

/s/ Sara Lawrence-Lightfoot	Director	March 2, 2015
Sara Lawrence-Lightfoot