Form 10-Q
period 2015-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2015-05-08
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015.
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 17, 2015, the Company had 61,808,804 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended March 31, 2015

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$123,661	$87,886
Accounts receivable—net	74,709	83,066
Prepaid expenses and other current assets	42,921	39,147
Current deferred income taxes	12,858	13,059
Total current assets	254,149	223,158
Fixed assets—net	396,626	398,947
Goodwill	1,087,479	1,095,738
Other intangibles—net	398,262	406,249
Deferred income taxes	—	580
Other assets	16,998	16,404
Total assets	$2,153,514	$2,141,076
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,550	$9,550
Accounts payable and accrued expenses	112,237	116,425
Deferred revenue	132,355	133,048
Other current liabilities	18,334	20,400
Total current liabilities	272,476	279,423
Long-term debt	910,089	911,627
Deferred rent and related obligations	43,396	43,105
Other long-term liabilities	26,425	23,401
Deferred revenue	5,204	5,525
Deferred income taxes	130,473	127,036
Total liabilities	1,388,063	1,390,117

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 61,810,340 and 61,534,802 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	62	62
Additional paid-in capital	1,091,934	1,083,091
Accumulated other comprehensive loss	(38,570)	(21,687)
Accumulated deficit	(287,975)	(310,507)
Total stockholders’ equity	765,451	750,959
Total liabilities and stockholders’ equity	$2,153,514	$2,141,076
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data) (Unaudited)

	Three months ended March 31,
	2015	2014
Revenue	$350,440	$332,155
Cost of services	263,832	255,006
Gross profit	86,608	77,149
Selling, general and administrative expenses	36,845	35,404
Amortization of intangible assets	6,922	7,734
Income from operations	42,841	34,011
Interest income	38	15
Interest expense	(10,069)	(8,742)
Income before income taxes	32,810	25,284
Income tax expense	(10,278)	(9,236)
Net income	$22,532	$16,048

Earnings per common share:
Common stock—basic	$0.36	$0.24
Common stock—diluted	$0.35	$0.24
Weighted average number of common shares outstanding:
Common stock—basic	61,682,964	65,407,851
Common stock—diluted	63,189,367	67,209,378
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three months ended March 31,
	2015	2014
Net income	$22,532	$16,048
Other comprehensive (loss) income:
Foreign currency translation adjustments	(16,883)	1,525
Total other comprehensive (loss) income	(16,883)	1,525
Comprehensive income	$5,649	$17,573
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,532	$16,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,386	19,615
Amortization of original issue discount and deferred financing costs	848	753
Loss on foreign currency transactions	185	69
Non-cash revenue and other	(80)	(80)
Loss on disposal of fixed assets	114	292
Stock-based compensation	2,300	2,385
Deferred rent	967	780
Deferred income taxes	4,395	(88)
Changes in assets and liabilities:
Accounts receivable	8,180	19,353
Prepaid expenses and other current assets	(4,267)	3,995
Accounts payable and accrued expenses	(6,912)	(3,301)
Deferred revenue	(241)	826
Accrued rent and related obligations	(200)	554
Other assets	(808)	154
Other current and long-term liabilities	863	(9,714)
Net cash provided by operating activities	47,262	51,641
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(16,911)	(14,291)
Payments for acquisitions, net of cash acquired	(1,086)	—
Settlement of purchase price for prior year acquisitions	14	175
Net cash used in investing activities	(17,983)	(14,116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(2,388)	(1,975)
Purchase of treasury stock	(738)	—
Proceeds from issuance of common stock upon exercise of options	4,210	3,985
Proceeds from issuance of restricted stock	3,864	4,709
Tax benefit from stock-based compensation	3,072	1,858
Net cash provided by financing activities	8,020	8,577
Effect of exchange rates on cash and cash equivalents	(1,524)	47
Net increase in cash and cash equivalents	35,775	46,149
Cash and cash equivalents—beginning of period	87,886	29,585
Cash and cash equivalents—end of period	$123,661	$75,734

NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,000	$2,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$9,334	$8,283
Cash payments of taxes	$11,503	$8,218
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
Basis of Presentation—The accompanying unaudited condensed consolidated balance sheet as of March 31, 2015 and the condensed consolidated statements of operations, comprehensive income and cash flows for the interim periods ended March 31, 2015 and 2014 have been prepared by the Company in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 31, 2015 and the condensed consolidated statements of operations, comprehensive income and cash flows for the interim periods ended March 31, 2015 and 2014, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stock Offerings—On January 30, 2013, the Company completed an initial public offering (the "Offering”) and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. Subsequent to the Offering, on June 19, 2013, March 25, 2014, and December 10, 2014, certain of the Company’s shareholders completed the sale of 9.8 million, 7.9 million, and 8.0 million shares, respectively, of the Company’s common stock in secondary offerings ("secondary offerings”). The Company did not receive proceeds from the sale of shares in the secondary offerings. The Company incurred $0.6 million during the three months ended March 31, 2014 in relation to the secondary offerings in 2014, which are included in selling, general and administrative expenses. The Company purchased 4.5 million of the shares sold in the December 10, 2014 secondary offering.
As of March 31, 2015, investment funds affiliated with Bain Capital Partners, LLC held approximately 42.1% of our common stock.
New Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a delay in the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the proposed new effective date for the Company will be January 1, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not expect this standard to have a significant effect on the Company's consolidated financial statements.

2. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Beginning balance at December 31, 2014	$913,043	$158,894	$23,801	$1,095,738
Additions from acquisitions	949	—	—	949
Effect of foreign currency translation	(9,208)		—	(9,208)
Balance at March 31, 2015	$904,784	$158,894	$23,801	$1,087,479
The Company also has intangible assets, which consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
March 31, 2015
Definite-lived intangibles:
Customer relationships	14.5 years	$398,762	$(186,818)	$211,944
Trade names	8.1 years	5,478	(2,248)	3,230
Non-compete agreements	5 years	53	(45)	8
		404,293	(189,111)	215,182
Indefinite-lived intangibles:
Trade names	N/A	183,080	—	183,080
		$587,373	$(189,111)	$398,262

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2014
Definite-lived intangibles:
Customer relationships	14.5 years	$400,097	$(180,900)	$219,197
Trade names	8.1 years	5,772	(2,177)	3,595
Non-compete agreements	5 years	54	(44)	10
		405,923	(183,121)	222,802
Indefinite-lived intangibles:
Trade names	N/A	183,447	—	183,447
		$589,370	$(183,121)	$406,249
The Company estimates that it will record amortization expense related to intangible assets existing as of March 31, 2015 as follows over the next five years (in thousands):

Estimated amortization expense
Remainder of 2015	$19,965
2016	$25,527
2017	$24,636
2018	$23,716
2019	$22,909

3. ACQUISITIONS
As part of the Company’s growth strategy to expand through strategic and synergistic acquisitions, the Company has made the following acquisitions in the three months ended March 31, 2015 and year ended December 31, 2014. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from the assembled workforce acquired.
2015 Acquisitions
During the three months ended March 31, 2015, the Company acquired one business that operates one center in the United Kingdom for cash consideration of $1.1 million, which was accounted for as a business combination. The Company recorded goodwill of $0.9 million related to the full service center-based care segment, which will be deductible for tax purposes. Intangible assets of $0.2 million, consisting of customer relationships that will be amortized over 5 years were also recorded in relation to this acquisition. The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired business are included in the consolidated results of operations from the date of acquisition, which were not material to the Company's financial results.
2014 Acquisitions
During the year ended December 31, 2014, the Company acquired two businesses that operate five centers in the United States for cash consideration of $13.2 million, which were accounted for as business combinations. The Company recorded goodwill of $11.1 million related to the full service center-based care segment, which will be deductible for tax purposes. Intangible assets of $2.1 million, consisting primarily of customer relationships, fixed assets of $0.9 million, and a working capital deficit of $0.9 million, were also recorded in relation to these acquisitions. The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) as the Company gathers additional information regarding the assets acquired and the liabilities assumed.
4. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Outstanding borrowings were as follows at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Term loans	$936,812	$939,200
Deferred financing costs and original issue discount	(17,173)	(18,023)
Total debt	919,639	921,177
Less current maturities	9,550	9,550
Long-term debt	$910,089	$911,627
The Company's $1.1 billion senior credit facilities consist of $955.0 million in secured term loan facilities and a $100.0 million revolving credit facility. In conjunction with a debt refinance in January 2013, $790.0 million in senior secured term loans were issued, with the subsequent issuance of $165.0 million in additional term loans in December 2014. The term loans and revolving credit facility mature on January 30, 2020 and 2018, respectively.
The effective interest rate for the term loans was 4.09% at March 31, 2015 and the weighted average interest rate was 3.91% for the three months ended March 31, 2015. There were no borrowings outstanding on the $100.0 million revolving credit facility at March 31, 2015 or during the three months then ended, and the full facility was available for borrowings. The weighted average interest rate for the revolving credit facility was 5.0% for the three months ended March 31, 2015.
The Company incurred financing fees of $12.7 million and original issue discount costs of $7.9 million in connection with the 2013 debt refinancing and $1.6 million and $1.7 million in connection with the 2014 financing. These fees are being amortized over the terms of the related debt instruments. Amortization expense of deferred financing costs and original issue discount costs in the three months ended March 31, 2015 were $0.5 million and $0.4 million, respectively, which are included in interest expense.

The future principal payments under the term loans at March 31, 2015 are as follows (in thousands):

Remainder of 2015	$7,163
2016	9,550
2017	9,550
2018	9,550
2019	9,550
Thereafter	891,449
$936,812

5. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period.
Earnings per share is calculated using the two-class method, which requires the allocation of earnings to each class of common stock outstanding and to unvested share-based payment awards that participate equally in dividends with common stock, also referred to herein as unvested participating shares.
The Company’s unvested share-based payment awards include unvested shares awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The restricted stock awards generally vest at the end of three years. See Note 6 for a discussion of the unvested stock awards and issuances.
Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended March 31,
	2015	2014
Basic earnings per share:
Net income	$22,532	$16,048

Allocation of net income to common stockholders:
Common stock	$22,386	$15,988
Unvested participating shares	146	60
	$22,532	$16,048

Weighted average number of common shares:
Common stock	61,682,964	65,407,851
Unvested participating shares	400,965	245,107

Earnings per share:
Common stock	$0.36	$0.24

Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended March 31,
	2015	2014
Diluted earnings per share:
Earnings allocated to common stock	$22,386	$15,988
Plus earnings allocated to unvested participating shares	146	60
Less adjusted earnings allocated to unvested participating shares	(142)	(58)
Earnings allocated to common stock	$22,390	$15,990

Weighted average number of common shares:
Common stock	61,682,964	65,407,851
Effect of dilutive securities	1,506,403	1,801,527
	63,189,367	67,209,378

Earnings per share:
Common stock	$0.35	$0.24
Options outstanding to purchase 0.4 million shares and 0.9 million shares of common stock were excluded from diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively, since their effect was anti-dilutive, which may be dilutive in the future.
6. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Treasury Stock
On March 28, 2014, the Board of Directors of the Company authorized the repurchase of up to $225.0 million of its common stock. Under this authorization, the Company repurchased a total of 5.0 million shares for $221.6 million in the year ended December 31, 2014, including 4.5 million shares that were purchased in a single block trade on December 10, 2014, from investment funds affiliated with Bain Capital Partners, LLC in conjunction with the sale of 8.0 million shares through an underwritten secondary offering to the public.
On February 4, 2015, the Board of Directors of the Company authorized the repurchase of up to $250.0 million of its common stock. The repurchase program has no expiration date and replaced the prior authorization. During the three months ended March 31, 2015, 14,298 shares were repurchased for $0.7 million and, at March 31, 2015, $249.3 million is available for repurchase under this program. All repurchased shares have been retired.
Equity Incentive Plan
The Company has the 2012 Omnibus Long-Term Incentive Plan (the "Plan"), which became effective on January 24, 2013, and allows for the issuance of equity awards of up to 5.0 million shares of common stock. As of March 31, 2015, there were approximately 3.0 million shares of common stock available for grant.
During the three months ended March 31, 2015, the Company granted options to purchase 322,950 shares of common stock at a weighted average price of $47.09 per share and a requisite service period of five years, with 60% of the options vesting on the third anniversary of the date of grant and 20% vesting on each of the fourth and fifth anniversaries. The weighted average fair value of options granted during the three months ended March 31, 2015 was $14.07 per share. The fair value of each option to purchase common stock was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 30.0%; risk free interest rate of 1.46%; and expected life of options of 5.3 years.
Restricted stock awards are also granted at the discretion of the Board of Directors as allowed under the Plan. During the three months ended March 31, 2015, 163,200 shares of restricted stock were granted to certain senior managers and key employees, which vest at the end of three years and are accounted for as nonvested stock. The restricted stock was sold for a price equal to 50% of the fair value of the stock at the date of grant, or $23.68. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. Stock-based compensation expense for restricted stock awards is calculated based on the fair value of the award on the date of grant, which will be recognized on a straight line basis over the requisite service period. The unvested shares of restricted stock participate equally in dividends with common stock. At March 31, 2015, there were 422,725 unvested shares of restricted stock outstanding, which were legally issued at the date of grant but are not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. All outstanding shares of restricted stock are expected to vest.
Restricted stock units are awarded to members of the Board of Directors as allowed under the Plan. The awards allow for the issuance of a share of the Company's common stock for each vested unit upon the earliest of termination of service as a member of the Board of Directors or five years after the date of the award. At March 31, 2015, there were 6,066 units outstanding, which vested upon award.
The Company recorded stock-based compensation expense of $2.1 million in selling, general and administrative expenses and $0.2 million in cost of services during the three months ended March 31, 2015.
At March 31, 2015, there was $19.9 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plan, which is expected to be recognized over the remaining requisite service periods of approximately three years.
7. INCOME TAXES
The Company's effective income tax rates were 31.3% and 36.5% for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rate is based upon estimated income before income taxes for the year, the geographical composition of the income and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including discrete items such as settlement of foreign, Federal and State tax issues. The majority of the difference between the effective income tax rates was due to the treatment of certain permanent and temporary items adjusted in the first quarter of 2015 by a $1.3 million benefit.
The Company’s unrecognized tax benefits were $0.7 million at March 31, 2015 and December 31, 2014. Interest and penalties related to unrecognized tax benefits were $0.9 million at March 31, 2015 and December 31, 2014.
The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.7 million, exclusive of interest and penalties.
The Company and its domestic subsidiaries are subject to U.S. Federal income tax as well as multiple state jurisdictions. U.S. Federal income tax returns are typically subject to examination by the Internal Revenue Service ("IRS") and the statute of limitations for Federal income tax returns is three years. The Company's filings for 2011 through 2014 are subject to audit based upon the Federal statute of limitations and the audit of the 2011 and 2012 tax years is expected to be settled in 2015. An audit of a subsidiary's filing for 2013 will begin in the second quarter of 2015.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There were two state audits completed with no adjustments during the first quarter of 2015. As of March 31, 2015, there were two state income tax audits still in process and the tax years from 2010 to 2014 are subject to audit.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Canada, Ireland, and Puerto Rico. The Netherlands audit for the 2011 and 2012 tax years is expected to conclude in 2015. The tax returns for the Company's subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to seven years.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The fair value of the Company’s financial instruments, other than long-term debt, approximates their carrying value. As of March 31, 2015, the Company’s long-term debt had a book value of $936.8 million and a fair value of $929.8 million based on quoted market prices for similar instruments and a model that considers observable inputs (level 2 inputs). As of December 31, 2014, the Company's long-term debt had a book value of $939.2 million and a fair value of $921.6 million based on quoted market prices for similar instruments and a model that considers observable inputs (level 2 inputs).
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at March 31, 2015.
9. SEGMENT INFORMATION
Bright Horizons' workplace services are primarily comprised of full service center-based child care, back-up dependent care, and other educational advisory services. Full service center-based care includes the traditional center-based child care, preschool, and elementary education, which have similar operating characteristics and meet the criteria for aggregation. Full service center-based care derives its revenues primarily from contractual arrangements with corporate clients and from tuition. The Company’s back-up dependent care services consist of center-based back-up child care, in-home care, mildly ill care, and adult/elder care. The Company’s other educational advisory services consists of the remaining services, including college preparation and admissions counseling, tuition reimbursement program administration, and related consulting services, which do not meet the quantitative thresholds for separate disclosure and are not material for segment reporting individually or in the aggregate. The Company and its chief operating decision makers evaluate performance based on revenues and income from operations.
The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; and, as a result, no additional information is produced or included herein.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Three months ended March 31, 2015
Revenue	$300,334	$41,601	$8,505	$350,440
Amortization of intangible assets	6,597	181	144	6,922
Income from operations	28,275	13,761	805	42,841
Three months ended March 31, 2014
Revenue	$287,024	$37,456	$7,675	$332,155
Amortization of intangible assets	7,406	181	147	7,734
Income from operations (1)	22,011	11,692	308	34,011

(1)	For the three months ended March 31, 2014, income from operations includes secondary offering expenses of $0.6 million which has been allocated to full service center-based care.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This quarterly report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this quarterly report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industries in which we and our partners operate, the impact of accounting principles and policies, the outcome of acquisitions and the subsequent integration, our fair value estimates, unrecognized tax benefits and impact of uncertain tax positions, tax rates, outcome of tax audit and tax liabilities, credit risks, impact of seasonality on results of operations, outcome of litigation, the cost and impact of the remediation of our internal controls, borrowings under our credit facilities, our sources of cash flow, our ability to fund operations with cash and cash equivalents, and ability to meet financial obligations and comply with covenants of our credit facility.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods.
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

Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Our business is subject to seasonal and quarterly fluctuations. Demand for child care and early education and elementary school services has historically decreased during the summer months when school is not in session, at which time families are often on vacation or have alternative child care arrangements. In addition, our enrollment declines as older children transition to elementary schools. Demand for our services generally increases in September and October coinciding with the beginning of the new school year and remains relatively stable throughout the rest of the school year. In addition, use of our back-up dependent care services tends to be higher when schools are not in session and during holiday periods, which can increase the operating costs of the program and impact the results of operations. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers, including enrollment and staffing fluctuations, the number and timing of new center openings, acquisitions and management transitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the contract model mix (profit and loss versus cost-plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

Results of Operations
The following table sets forth statement of operations data as a percentage of revenue for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended March 31,
	2015	%	2014	%
Revenue	$350,440	100.0%	$332,155	100.0%
Cost of services (1)	263,832	75.3%	255,006	76.8%
Gross profit	86,608	24.7%	77,149	23.2%
Selling, general and administrative expenses (2)	36,845	10.5%	35,404	10.7%
Amortization of intangible assets	6,922	2.0%	7,734	2.3%
Income from operations	42,841	12.2%	34,011	10.2%
Net interest expense and other	(10,031)	(2.9%)	(8,727)	(2.6%)
Income before income tax	32,810	9.3%	25,284	7.6%
Income tax expense	(10,278)	(2.9%)	(9,236)	(2.8%)
Net income	$22,532	6.4%	$16,048	4.8%
Adjusted EBITDA (3)	$65,494	18.7%	$57,341	17.3%
Adjusted income from operations (3)	$42,841	12.2%	$34,561	10.4%
Adjusted net income (3)	$27,111	7.7%	$22,651	6.8%

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

(2)
Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits (including stock-based compensation costs) for corporate, regional and business development personnel. Other overhead costs include information technology, occupancy costs for corporate and regional personnel, professional services fees, including accounting and legal services, and other general corporate expenses.

(3)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income below.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenue. Revenue increased $18.3 million, or 6%, to $350.4 million for the three months ended March 31, 2015 from $332.2 million for the same period in the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3-4%, partially offset by the effects of foreign currency translation on our European operations. Revenue generated by full service center-based care services in the three months ended March 31, 2015 increased by $13.3 million, or 5%, when compared to the same period in 2014, and overall enrollment increased approximately 6%. Revenue generated by back-up dependent care services in the three months ended March 31, 2015 increased by $4.1 million, or 11%, when compared to the same period in 2014. Additionally, revenue generated by other educational advisory services in the three months ended March 31, 2015 increased by $0.8 million, or 11%, when compared to the same period in 2014.
At March 31, 2015, we operated 885 child care and early education centers compared to 881 centers at March 31, 2014.
Cost of Services. Cost of services increased $8.8 million, or 3%, to $263.8 million for the three months ended March 31, 2015 when compared to the same period in the prior year. Cost of services in the full service center-based care services segment increased $7.3 million, or 3%, to $237.0 million in the three months ended March 31, 2015. Personnel costs, which typically represent approximately 70% of total cost of services for this segment, increased 2% and program supplies, materials, food and facilities costs increased 6% in connection with the enrollment growth at new and existing centers, and the incremental occupancy costs associated with centers that have been added since March 31, 2014. Increases in cost of services in 2015 compared to 2014 were partially offset by the effects of foreign currency translation on our European operations. Cost of services in the back-up dependent care segment increased $1.5 million, or 7%, to $22.1 million in the three months ended March 31, 2015, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment remained consistent with the prior year at $4.8 million for the three months ended March 31, 2015.
Gross Profit. Gross profit increased $9.5 million, or 12%, to $86.6 million for the three months ended March 31, 2015 when compared to the same period in the prior year. Gross profit margin as a percentage of revenue was 25% for the three months ended March 31, 2015 compared to 23% for the same period in 2014. The increase in gross profit is primarily due to contributions from new centers and from ramping profit and loss centers, which achieve proportionately lower levels of operating costs in relation to revenue as they ramp up enrollment to steady state levels, increased enrollment in our mature profit and loss centers and expanded back-up services revenue with proportionately lower direct costs of services.
Selling, General and Administrative Expenses ("SGA"). SGA increased $1.4 million, or 4%, to $36.8 million for the three months ended March 31, 2015 compared to $35.4 million for the same period in the prior year, and as a percentage of revenue decreased to 10.5% for the three months ended March 31, 2015 from 10.7% for the same period in the prior year. Results for the three months ended March 31, 2014 included approximately $0.6 million of costs related to secondary offerings. After taking these charges into account, SGA increased over the comparable period due to increases in personnel costs including annual wage increases, continued investments in technology and routine increases in other SGA costs.
Amortization. Amortization expense on intangible assets of $6.9 million for the three months ended March 31, 2015 decreased from $7.7 million for the same period in the prior year due primarily to certain intangible assets becoming fully amortized during the 2015 period.
Income from Operations. Income from operations increased by $8.8 million, or 26%, to $42.8 million for the three months ended March 31, 2015 when compared to the same period in 2014. Income from operations was 12% of revenue for the three months ended March 31, 2015, compared to 10% of revenue for the three months ended March 31, 2014. The increase in income from operations was due to the following:

•
In the full service center-based care segment, income from operations increased $6.3 million for the three months ended March 31, 2015. Results for the three months ended March 31, 2014 included $0.6 million of secondary offering related costs. In addition to these items, income from operations increased over the comparable period due to tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since March 31, 2014.

•	Income from operations for the back-up dependent care segment increased $2.1 million in the three months ended March 31, 2015 due to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $0.5 million for the three months ended March 31, 2015 compared to the same period in 2014 due to the increase in revenue.

Net Interest Expense and Other. Net interest expense and other increased to $10.0 million for the three months ended March 31, 2015 from $8.7 million for the same period in 2014 due to the increase in debt from the prior year from the issuance of $165.0 million in additional term loans in December 2014.
Income Tax Expense. We recorded income tax expense of $10.3 million during the three months ended March 31, 2015 compared to an income tax expense of $9.2 million during the comparable period in the prior year. The effective rate decreased to 31% for the three months ended March 31, 2015 compared to 37% in the three months ended March 31, 2014. The majority of the difference between the effective income tax rates was due to the treatment of certain permanent and temporary items adjusted in the quarter by a $1.3 million benefit. We expect that the annual effective rate for the full year 2015 will approximate 35%, which is comparable to the effective rate for 2014.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $8.2 million, or 14%, and $8.3 million, or 24%, respectively, for the three months ended March 31, 2015 over the comparable period in 2014 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, as well as growth in the back-up dependent care business, offset by increases in SGA spending.
Adjusted Net Income. Adjusted net income increased $4.5 million, or 20%, for the three months ended March 31, 2015 when compared to the same period in 2014 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth.

Non-GAAP Reconciliations
In our quarterly and annual reports, earnings press releases and conference calls, we discuss key financial measures that are not calculated in accordance with GAAP. A reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per share are as follows (in thousands, except share data):

	Three Months Ended March 31,
	2015	2014
Net income	$22,532	$16,048
Interest expense, net	10,031	8,727
Income tax expense	10,278	9,236
Depreciation	12,464	11,881
Amortization of intangible assets (a)	6,922	7,734
EBITDA	62,227	53,626
Additional Adjustments:
Deferred rent (b)	967	780
Stock compensation expense (c)	2,300	2,385
Expenses related to secondary offering (d)	—	550
Total adjustments	3,267	3,715
Adjusted EBITDA	$65,494	$57,341

Income from operations	$42,841	$34,011
Expenses related to secondary offering (d)	—	550
Adjusted income from operations	$42,841	$34,561

Net income	$22,532	$16,048
Income tax expense	10,278	9,236
Income before tax	32,810	25,284
Stock compensation expense (c)	2,300	2,385
Amortization of intangible assets (a)	6,922	7,734
Expenses related to secondary offering (d)	—	550
Adjusted income before tax	42,032	35,953
Income tax expense (e)	(14,921)	(13,302)
Adjusted net income	$27,111	$22,651
Weighted average number of common shares—basic	61,682,964	65,407,851
Incremental dilutive shares	1,506,403	1,801,527
Weighted average number of common shares—diluted	63,189,367	67,209,378
Diluted adjusted earnings per common share	$0.43	$0.34

(a)
Represents amortization of intangible assets, including approximately $5.0 million for the three months ended March 31, 2015 and 2014 associated with intangible assets recorded in connection with our going private transaction in May 2008, pursuant to which a wholly owned merger subsidiary of investment funds affiliated with Bain Capital Partners, LLC was merged with and into Bright Horizons Family Solutions Inc.

(b)	Represents rent expense in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(c)	Represents non-cash stock-based compensation expense.

(d)	Represents costs incurred in connection with the secondary offering of common stock in March 2014.

(e)	Represents income tax expense calculated on adjusted income before tax at the effective rate of approximately 35.5% and 37.0% in 2015 and 2014.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe that adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share provide investors with useful information with respect to our historical operations. We present adjusted EBITDA, adjusted income from operations, adjusted net income and diluted earnings per common share as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock-based compensation expense, as well as the expenses related to secondary offerings. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These measures also function as benchmarks to evaluate our operating performance. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. The Company understands that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our $100.0 million revolving credit facility. No amounts were outstanding at March 31, 2015 or December 31, 2014 under the revolving credit facility.
We had a working capital deficit of $18.3 million and $56.3 million at March 31, 2015 and December 31, 2014, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments and for share repurchases.
The Company's $1.1 billion senior credit facilities consist of $955.0 million in secured term loan facilities and a $100.0 million revolving credit facility. In conjunction with a debt refinance in January 2013, $790.0 million in senior secured term loans were issued, with the subsequent issuance of $165.0 million in additional term loans in December 2014.
On March 28, 2014, the Board of Directors of the Company approved a $225.0 million repurchase program of its common stock. During the year ended December 31, 2014 the Company repurchased and retired 5.0 million shares of common stock for $221.6 million. On February 4, 2015, the Board of Directors of the Company approved a $250.0 million repurchase program of its common stock. The repurchase program has no expiration date and replaced the prior authorization, of which $3.4 million remained outstanding. The Company repurchased 14,298 shares of common stock for $0.7 million in the three months ended March 31, 2015. All repurchased shares have been retired.
We believe that funds provided by operations, our existing cash and cash equivalent balances and borrowings available under our revolving credit facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions. However, if we were to undertake any significant acquisitions or investments in the purchase of facilities for new or existing child care and early education centers, which requires financing beyond our existing borrowing capacity, it may be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, or at all.
Cash Flows

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$47,262	$51,641
Net cash used in investing activities	$(17,983)	$(14,116)
Net cash provided by financing activities	$8,020	$8,577
Cash and cash equivalents (beginning of period)	$87,886	$29,585
Cash and cash equivalents (end of period)	$123,661	$75,734
Cash Provided by Operating Activities
Cash provided by operating activities was $47.3 million for the three months ended March 31, 2015, compared to $51.6 million for the same period in 2014. The increase in net income of $6.5 million was offset by changes in working capital arising from the timing of payments and collections.
Cash Used in Investing Activities
Cash used in investing activities was $18.0 million for the three months ended March 31, 2015 and was primarily related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. Cash used in investing activities was $14.1 million for the same period in 2014 and primarily related to fixed asset additions.
Cash Provided by Financing Activities
Cash provided by financing activities amounted to $8.0 million for the three months ended March 31, 2015 compared to $8.6 million for the same period in 2014. Cash provided by financing activities for the three months ended March 31, 2015 consisted principally of proceeds from the exercise of options to purchase common stock of $4.2 million, proceeds from the issuance of restricted stock of $3.9 million, and the tax benefit of stock-based compensation in the amount of $3.1 million, offset by principal payments of $2.4 million on our debt and stock repurchases of $0.7 million. Cash provided by financing activities for the three months ended March 31, 2014 consisted principally of proceeds from the exercise of options to purchase common stock of $4.0 million, proceeds from the issuance of restricted stock of $4.7 million, and the tax benefit of stock-based compensation in the amount of $1.9 million, offset by principal payments of $2.0 million on our debt.

Debt
Outstanding borrowings were as follows at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Term loans	$936,812	$939,200
Deferred financing costs and original issue discount	(17,173)	(18,023)
Total debt	919,639	921,177
Less current maturities	9,550	9,550
Long-term debt	$910,089	$911,627

The $1.1 billion senior secured credit facilities include the following terms:

•	$955.0 million secured term loan facilities with a maturity date in 2020;

•	$100.0 million revolving credit facility with a maturity date in 2018, of which there were no borrowings outstanding at March 31, 2015, and the entire amount was available for borrowings at that date.

•
Applicable margin percentages for the loan facilities range from 1.75% to 2.50% per annum for base rate loans and 2.75% to 3.50% per annum for LIBOR rate loans as defined in the credit agreement, provided that the base rate for the term loan may not be lower than 2.0% and LIBOR may not be lower than 1%.

Principal payments of $2.4 million on the term loans are due quarterly with the remaining principal due on January 30, 2020.
The credit agreement governing the $1.1 billion senior secured credit facilities contains a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, our wholly-owned subsidiary, and its restricted subsidiaries, to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; alter the business conducted; enter into agreements restricting our subsidiaries’ ability to pay dividends; and consolidate or merge.
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp., our direct subsidiary, to be a passive holding company, subject to certain exceptions. The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries to comply with a maximum senior secured first lien net leverage ratio financial maintenance covenant, to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans and/or swingline loans in excess of a specified percentage of the revolving commitments on such date are outstanding under the revolving credit facility. The breach of this covenant is subject to certain equity cure rights.
The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at March 31, 2015.

Off-Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Since December 31, 2014, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. Controls and Procedures
As of March 31, 2015, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2015 due to the material weakness in internal control over financial reporting described below.
As disclosed in our Annual Report on Form 10-K, Item 9A, for the year ended December 31, 2014, our management concluded that our internal control over financial reporting was not effective at December 31, 2014. As of December 31, 2014, management identified a material weakness in internal control over financial reporting relating to the design and operating effectiveness of user access and program change management controls related to certain information systems that are relevant to the preparation of the Company’s consolidated financial statements and system of internal control over financial reporting.
We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. We expect that our remediation efforts will continue throughout fiscal year 2015, although the material weakness will not be considered remediated until our controls are operational for a period of time, tested and management concludes that these controls are operating effectively.
Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of March 31, 2015, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for our remediation efforts described above.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding the Company's repurchases of its common stock during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
January 1, 2015 to January 31, 2015	—	$—	—	$3,423
February 1, 2015 to February 28, 2015	—	$—	—	$250,000
March 1, 2015 to March 31, 2015	14,298	$51.62	14,298	$249,262
	14,298		14,298
(1) On March 28, 2014, the Board of Directors of the Company authorized the repurchase of up to $225.0 million of its common stock. Under this authorization, the Company repurchased a total of 5.0 million shares for $221.6 million in the year ended December 31, 2014. On February 4, 2015, the Board of Directors of the Company authorized the repurchase of up to $250.0 million of its common stock. The repurchase program has no expiration date and replaced the prior authorization. All repurchased shares have been retired.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits:

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Ex. 101.INS*	XBRL Instance Document
Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Exhibits filed herewith.
**	Exhibits furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	May 8, 2015	By:	/s/ David Lissy
David Lissy
Chief Executive Officer