Form 10-Q
period 2015-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2015-08-07
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 20, 2015, the Company had 60,670,137 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended June 30, 2015

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$76,920	$87,886
Accounts receivable—net	67,740	83,066
Prepaid expenses and other current assets	47,307	39,147
Current deferred income taxes	13,046	13,059
Total current assets	205,013	223,158
Fixed assets—net	416,152	398,947
Goodwill	1,111,454	1,095,738
Other intangibles—net	398,418	406,249
Deferred income taxes	—	580
Other assets	17,633	16,404
Total assets	$2,148,670	$2,141,076
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,550	$9,550
Accounts payable and accrued expenses	136,390	116,425
Deferred revenue	123,962	133,048
Other current liabilities	18,561	20,400
Total current liabilities	288,463	279,423
Long-term debt	908,613	911,627
Deferred rent and related obligations	46,439	43,105
Other long-term liabilities	27,196	23,401
Deferred revenue	5,065	5,525
Deferred income taxes	130,656	127,036
Total liabilities	1,406,432	1,390,117

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 60,652,220 and 61,534,802 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	61	62
Additional paid-in capital	1,026,192	1,083,091
Accumulated other comprehensive loss	(22,959)	(21,687)
Accumulated deficit	(261,056)	(310,507)
Total stockholders’ equity	742,238	750,959
Total liabilities and stockholders’ equity	$2,148,670	$2,141,076
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$370,465	$348,100	$720,905	$680,255
Cost of services	274,605	264,986	538,437	519,992
Gross profit	95,860	83,114	182,468	160,263
Selling, general and administrative expenses	36,890	33,204	73,735	68,608
Amortization of intangible assets	6,832	7,375	13,754	15,109
Income from operations	52,138	42,535	94,979	76,546
Interest income	47	11	85	26
Interest expense	(10,400)	(8,625)	(20,469)	(17,367)
Income before income taxes	41,785	33,921	74,595	59,205
Income tax expense	(14,866)	(12,207)	(25,144)	(21,443)
Net income	$26,919	$21,714	$49,451	$37,762

Earnings per common share:
Common stock—basic	$0.44	$0.33	$0.80	$0.57
Common stock—diluted	$0.43	$0.32	$0.78	$0.56
Weighted average number of common shares outstanding:
Common stock—basic	61,362,983	65,772,698	61,522,973	65,590,275
Common stock—diluted	62,858,237	67,456,880	63,023,803	67,333,130
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$26,919	$21,714	$49,451	$37,762
Other comprehensive income (loss):
Foreign currency translation adjustments	15,611	5,489	(1,272)	7,014
Total other comprehensive income (loss)	15,611	5,489	(1,272)	7,014
Comprehensive income	$42,530	$27,203	$48,179	$44,776
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,451	$37,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,666	38,950
Amortization of original issue discount and deferred financing costs	1,761	1,506
Loss (gain) on foreign currency transactions	124	(24)
Non-cash revenue and other	(108)	(159)
Loss on disposal of fixed assets	127	365
Stock-based compensation	4,600	4,423
Deferred rent	1,654	1,315
Deferred income taxes	4,173	(159)
Changes in assets and liabilities:
Accounts receivable	15,955	20,715
Prepaid expenses and other current assets	(7,264)	3,041
Accounts payable and accrued expenses	15,632	4,170
Deferred revenue	(9,253)	(3,657)
Accrued rent and related obligations	1,596	1,191
Other assets	(1,101)	551
Other current and long-term liabilities	(994)	(5,621)
Net cash provided by operating activities	115,019	104,369
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(41,800)	(30,701)
Payments for acquisitions, net of cash acquired	(22,424)	(6,522)
Settlement of purchase price for prior year acquisitions	14	1,030
Net cash used in investing activities	(64,210)	(36,193)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(4,775)	(3,950)
Purchase of treasury stock	(72,644)	(3,079)
Proceeds from issuance of common stock upon exercise of options	6,199	11,027
Proceeds from issuance of restricted stock	3,864	4,709
Tax benefit from stock-based compensation	4,945	5,444
Net cash (used in) provided by financing activities	(62,411)	14,151
Effect of exchange rates on cash and cash equivalents	636	371
Net (decrease) increase in cash and cash equivalents	(10,966)	82,698
Cash and cash equivalents—beginning of period	87,886	29,585
Cash and cash equivalents—end of period	$76,920	$112,283

NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$4,500	$2,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$18,939	$16,439
Cash payments of taxes	$26,901	$20,932
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
Basis of Presentation—The accompanying unaudited condensed consolidated balance sheet as of June 30, 2015 and the condensed consolidated statements of operations, comprehensive income and cash flows for the interim periods ended June 30, 2015 and 2014 have been prepared by the Company in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 30, 2015 and the condensed consolidated statements of operations, comprehensive income and cash flows for the interim periods ended June 30, 2015 and 2014, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stock Offerings—On January 30, 2013, the Company completed an initial public offering (the "Offering”) and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. Subsequent to the Offering, on June 19, 2013, March 25, 2014, December 10, 2014, and May 27, 2015, certain of the Company’s shareholders commenced the sale of 9.8 million, 7.9 million, 8.0 million, and 3.0 million shares, respectively, of the Company’s common stock in secondary offerings ("secondary offerings”). The Company did not receive proceeds from the sale of shares in the secondary offerings. The Company incurred $0.3 million and $0.6 million in expenses during the six months ended June 30, 2015 and June 30, 2014, respectively, in relation to the secondary offerings in 2015 and 2014, which are included in selling, general and administrative expenses. The Company purchased 1.25 million and 4.5 million of the shares sold in the May 2015 and December 2014 secondary offerings, respectively, from investment funds affiliated with Bain Capital Partners, LLC at the equivalent price per share paid by the underwriter to the selling shareholders.
As of June 30, 2015, investment funds affiliated with Bain Capital Partners, LLC held approximately 38.0% of our common stock.
New Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted. On July 9, 2015, the FASB voted to defer the effective date by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not for periods beginning on or before the original effective date of December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.
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

2. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Beginning balance at December 31, 2014	$913,043	$158,894	$23,801	$1,095,738
Additions from acquisitions	17,422	—	—	17,422
Adjustments to prior year acquisitions	(5)	—	—	(5)
Effect of foreign currency translation	(1,701)	—	—	(1,701)
Balance at June 30, 2015	$928,759	$158,894	$23,801	$1,111,454

The Company also has intangible assets, which consist of the following at June 30, 2015 and December 31, 2014 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
June 30, 2015
Definite-lived intangibles:
Customer relationships	14.5 years	$405,987	$(194,341)	$211,646
Trade names	8.1 years	5,739	(2,527)	3,212
Non-compete agreements	5 years	54	(47)	7
		411,780	(196,915)	214,865
Indefinite-lived intangibles:
Trade names	N/A	183,553	—	183,553
		$595,333	$(196,915)	$398,418

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2014
Definite-lived intangibles:
Customer relationships	14.5 years	$400,097	$(180,900)	$219,197
Trade names	8.1 years	5,772	(2,177)	3,595
Non-compete agreements	5 years	54	(44)	10
		405,923	(183,121)	222,802
Indefinite-lived intangibles:
Trade names	N/A	183,447	—	183,447
		$589,370	$(183,121)	$406,249
The Company estimates that it will record amortization expense related to intangible assets existing as of June 30, 2015 as follows over the next five years (in thousands):

Estimated amortization expense
Remainder of 2015	$13,389
2016	$25,971
2017	$25,080
2018	$24,160
2019	$23,369

3. ACQUISITIONS
As part of the Company’s growth strategy to expand through strategic and synergistic acquisitions, the Company has made the following acquisitions in the six months ended June 30, 2015 and year ended December 31, 2014. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from the assembled workforce acquired.
2015 Acquisitions
On May 19, 2015, the Company acquired Hildebrandt Learning Centers, LLC, an operator of 40 centers in the United States, for cash consideration of $19.3 million and contingent consideration of $0.5 million, which was accounted for as a business combination. The Company recorded goodwill of $13.2 million related to the full service center-based care segment, which will be deductible for tax purposes, and intangible assets of $5.3 million, consisting of customer relationships that will be amortized over 12 years. The Company also acquired working capital of $0.7 million, including cash of $1.5 million, and fixed assets of $0.6 million.
During the six months ended June 30, 2015, the Company also acquired two centers in the United States and one in the United Kingdom for cash consideration of $4.6 million, which were each accounted for as business combinations. The Company recorded goodwill of $4.2 million related to the full service center-based care segment, a portion of which will be deductible for tax purposes. Intangible assets of $0.4 million, consisting of customer relationships that will be amortized over 5 years were also recorded in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the dates of acquisition, which were not material to the Company's financial results.
2014 Acquisitions
During the year ended December 31, 2014, the Company acquired two businesses that operate five centers in the United States for cash consideration of $13.2 million, which were each accounted for as business combinations. The Company recorded goodwill of $11.1 million related to the full service center-based care segment, which will be deductible for tax purposes. Intangible assets of $2.1 million, consisting primarily of customer relationships, fixed assets of $0.9 million, and a working capital deficit of $0.9 million, were also recorded in relation to these acquisitions. The allocation of purchase price consideration is based on estimates of fair value, such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2015, the purchase price allocation for one of these two acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed.
4. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Outstanding borrowings were as follows at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Term loans	$934,425	$939,200
Deferred financing costs and original issue discount	(16,262)	(18,023)
Total debt	918,163	921,177
Less current maturities	9,550	9,550
Long-term debt	$908,613	$911,627
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
The effective interest rate for the term loans was 3.84% at June 30, 2015 and the weighted average interest rate was 3.98% for the six months ended June 30, 2015. There were no borrowings outstanding on the $100.0 million revolving credit facility at June 30, 2015 or during the six months then ended, and the full revolving credit facility was available for borrowings. The weighted average interest rate for the revolving credit facility was 5.0% for the six months ended June 30, 2015.

The Company incurred financing fees of $12.7 million and original issue discount costs of $7.9 million in connection with the 2013 debt refinancing and $1.6 million and $1.7 million in connection with the 2014 financing. These fees are being amortized over the terms of the related debt instruments. Amortization expense of deferred financing costs and original issue discount costs in the six months ended June 30, 2015 were $1.1 million and $0.7 million, respectively, which are included in interest expense.
The future principal payments under the term loans at June 30, 2015 are as follows (in thousands):

Remainder of 2015	$4,775
2016	9,550
2017	9,550
2018	9,550
2019	9,550
Thereafter	891,450
$934,425
5. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period.
Earnings per share is calculated using the two-class method, which requires the allocation of earnings to each class of common stock outstanding and to unvested stock-based payment awards that participate equally in dividends with common stock, also referred to herein as unvested participating shares.
The Company’s unvested stock-based payment awards include unvested shares awarded as restricted stock awards at the discretion of the Company’s Board of Directors. The restricted stock awards generally vest at the end of three years. See Note 6 for a discussion of the unvested stock awards and issuances.
Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income	$26,919	$21,714	$49,451	$37,762

Allocation of net income to common stockholders:
Common stock	$26,735	$21,629	$49,121	$37,617
Unvested participating shares	184	85	330	145
	$26,919	$21,714	$49,451	$37,762

Weighted average number of common shares:
Common stock	61,362,983	65,772,698	61,522,973	65,590,275
Unvested participating shares	422,725	259,525	411,845	252,316

Earnings per share:
Common stock	$0.44	$0.33	$0.80	$0.57

Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Diluted earnings per share:
Earnings allocated to common stock	$26,735	$21,629	$49,121	$37,617
Plus earnings allocated to unvested participating shares	184	85	330	145
Less adjusted earnings allocated to unvested participating shares	(180)	(83)	(321)	(141)
Earnings allocated to common stock	$26,739	$21,631	$49,130	$37,621

Weighted average number of common shares:
Common stock	61,362,983	65,772,698	61,522,973	65,590,275
Effect of dilutive securities	1,495,254	1,684,182	1,500,830	1,742,855
	62,858,237	67,456,880	63,023,803	67,333,130

Earnings per share:
Common stock	$0.43	$0.32	$0.78	$0.56
Options outstanding to purchase 0.4 million shares of common stock were excluded from diluted earnings per share for the three and six months ended June 30, 2015, and 0.9 million shares of common stock were excluded from diluted earnings per share for the three and six months ended June 30, 2014, respectively, since their effect was anti-dilutive, which may be dilutive in the future.
6. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Treasury Stock
On March 28, 2014, the Board of Directors of the Company authorized the repurchase of up to $225.0 million of its common stock. Under this authorization, the Company repurchased a total of 5.0 million shares for $221.6 million in the year ended December 31, 2014, including 4.5 million shares that were purchased in a single block trade on December 16, 2014, from investment funds affiliated with Bain Capital Partners, LLC in conjunction with the sale of 8.0 million shares through an underwritten secondary offering to the public that commenced on December 10, 2014.
On February 4, 2015, the Board of Directors of the Company authorized the repurchase of up to $250.0 million of its common stock. The repurchase program has no expiration date and replaced the prior 2014 authorization. During the six months ended June 30, 2015, 1.3 million shares were repurchased for $72.6 million, including 1.25 million shares that were purchased in a single block trade on June 1, 2015, from investment funds affiliated with Bain Capital Partners, LLC in conjunction with the sale of 3.0 million shares through an underwritten secondary offering to the public that commenced on May 27, 2015. At June 30, 2015, $177.4 million is available for repurchase under this program. All repurchased shares have been retired.
Equity Incentive Plan
The Company has the 2012 Omnibus Long-Term Incentive Plan (the "Plan"), which became effective on January 24, 2013, and allows for the issuance of equity awards of up to 5.0 million shares of common stock. As of June 30, 2015, there were approximately 3.0 million shares of common stock available for grant.
During the six months ended June 30, 2015, the Company granted options to purchase 362,950 shares of common stock at a weighted average price of $47.85 per share and a requisite service period of five years, with 60% of the options vesting on the third anniversary of the date of grant and 20% vesting on each of the fourth and fifth anniversaries. The weighted average fair value of options granted during the six months ended June 30, 2015 was $14.31 per share. The fair value of each option to purchase common stock was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 30.0%; risk free interest rate of 1.47%; and expected life of options of 5.3 years.
Restricted stock awards are also granted at the discretion of the Board of Directors as allowed under the Plan. During the six months ended June 30, 2015, 163,200 shares of restricted stock were granted to certain senior managers and key employees, which vest at the end of three years and are accounted for as nonvested stock. The restricted stock was sold for a price equal to 50% of the fair value of the stock at the date of grant, or $23.68. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. Stock-based compensation expense for restricted stock awards is calculated based on the fair value of the award on the date of grant, which will be recognized on a straight line basis over the requisite service period. The unvested shares of restricted stock participate equally in dividends with common stock. At June 30, 2015, there were 422,725 unvested shares of restricted stock outstanding, which were legally issued at the date of grant but are not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. All outstanding shares of restricted stock are expected to vest.
Restricted stock units are awarded to members of the Board of Directors as allowed under the Plan. The awards allow for the issuance of a share of the Company's common stock for each vested unit upon the earliest of termination of service as a member of the Board of Directors or five years after the date of the award. During the six months ended June 30, 2015, 9,000 restricted stock units were awarded at a weighted average fair value of $53.18 for a total value of $0.5 million. At June 30, 2015, there were 15,066 units outstanding, which vested upon award.
The Company recorded stock-based compensation expense of $4.2 million in selling, general and administrative expenses and $0.4 million in cost of services during the six months ended June 30, 2015.
At June 30, 2015, there was $16.6 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plan, which is expected to be recognized over the remaining requisite service periods of approximately two years.
7. INCOME TAXES
The Company's effective income tax rates were 35.6% and 36.0% for the three months ended June 30, 2015 and 2014, respectively. The Company's effective income tax rates were 33.7% and 36.2% for the six months ended June 30, 2015 and 2014, respectively. The effective income tax rate is based upon estimated income before income taxes for the year, by jurisdiction, and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including discrete items such as settlement of foreign, Federal and State tax issues. The difference between the effective income tax rates is primarily attributable to a $1.3 million benefit recorded in the first quarter of 2015 related to the adjustment of certain permanent and temporary items.
The Company’s unrecognized tax benefits were $0.7 million at June 30, 2015 and December 31, 2014. Interest and penalties related to unrecognized tax benefits were $0.9 million at June 30, 2015 and December 31, 2014.
The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.7 million, exclusive of interest and penalties.
The Company and its domestic subsidiaries are subject to U.S. Federal income tax as well as multiple state jurisdictions. U.S. Federal income tax returns are typically subject to examination by the Internal Revenue Service ("IRS") and the statute of limitations for Federal income tax returns is three years. The Company's filings for 2011 through 2014 are subject to audit based upon the Federal statute of limitations. An audit of a subsidiary's filing for 2013 began in the second quarter of 2015.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There was one state audit completed with no material adjustment during the first quarter of 2015. As of June 30, 2015, there was one state income tax audit still in process and the tax years from 2010 to 2014 are subject to audit.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The fair value of the Company’s financial instruments, other than long-term debt, approximates their carrying value. As of June 30, 2015, the Company’s long-term debt had a book value of $934.4 million and a fair value of $934.5 million based on quoted market prices for similar instruments and a model that considers observable inputs (level 2 inputs). As of December 31, 2014, the Company's long-term debt had a book value of $939.2 million and a fair value of $921.6 million based on quoted market prices for similar instruments and a model that considers observable inputs (level 2 inputs).
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at June 30, 2015.
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
The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements and, as a result, no additional information is produced or included herein.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Three months ended June 30, 2015
Revenue	$317,181	$44,404	$8,880	$370,465
Amortization of intangible assets	6,507	181	144	6,832
Income from operations (1)	36,323	14,240	1,575	52,138
Three months ended June 30, 2014
Revenue	$300,724	$39,740	$7,636	$348,100
Amortization of intangible assets	7,050	181	144	7,375
Income from operations	29,497	12,181	857	42,535

(1)	For the three months ended June 30, 2015, income from operations includes secondary offering expenses of $0.3 million which has been allocated to full service center-based care.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Six months ended June 30, 2015
Revenue	$617,515	$86,005	$17,385	$720,905
Amortization of intangibles	13,104	362	288	13,754
Income from operations (1)	64,598	28,001	2,380	94,979
Six months ended June 30, 2014
Revenue	$587,748	$77,196	$15,311	$680,255
Amortization of intangibles	14,456	362	291	15,109
Income from operations (2)	51,508	23,873	1,165	76,546

(1)	For the six months ended June 30, 2015, income from operations includes secondary offering expenses of $0.3 million which has been allocated to full service center-based care.

(2)	For the six months ended June 30, 2014, income from operations includes secondary offering expenses of $0.6 million which has been allocated to full service center-based care.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industries in which we and our partners operate, the impact of accounting principles and policies, the outcome of acquisitions and the subsequent integration and expected synergies, our fair value estimates, the vesting of Company equity, unrecognized tax benefits and impact of uncertain tax positions, tax rates, outcome of tax audit and tax liabilities, credit risks, impact of seasonality on results of operations, outcome of litigation, the cost, timing and impact of the remediation of our internal controls, borrowings under our credit facilities, the need for additional debt or equity financings, our sources of cash flow, our ability to fund operations with cash and cash equivalents, and ability to meet financial obligations and comply with covenants of our credit facility.
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
Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments, except as may be required by law.

Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

Results of Operations
The following table sets forth statement of operations data as a percentage of revenue for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,
	2015	%	2014	%
Revenue	$370,465	100.0%	$348,100	100.0%
Cost of services (1)	274,605	74.1%	264,986	76.1%
Gross profit	95,860	25.9%	83,114	23.9%
Selling, general and administrative expenses (2)	36,890	10.0%	33,204	9.5%
Amortization of intangible assets	6,832	1.8%	7,375	2.1%
Income from operations	52,138	14.1%	42,535	12.3%
Net interest expense and other	(10,353)	(2.8)%	(8,614)	(2.5)%
Income before income tax	41,785	11.3%	33,921	9.8%
Income tax expense	(14,866)	(4.0)%	(12,207)	(3.5)%
Net income	$26,919	7.3%	$21,714	6.3%
Adjusted EBITDA (3)	$74,751	20.2%	$64,443	18.5%
Adjusted income from operations (3)	$52,484	14.2%	$42,535	12.2%
Adjusted net income (3)	$33,065	8.9%	$27,517	7.9%

The following table sets forth statement of operations data as a percentage of revenue for the six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Six Months Ended June 30,
	2015	%	2014	%
Revenue	$720,905	100.0%	$680,255	100.0%
Cost of services (1)	538,437	74.7%	519,992	76.4%
Gross profit	182,468	25.3%	160,263	23.6%
Selling, general and administrative expenses (2)	73,735	10.2%	68,608	10.1%
Amortization of intangible assets	13,754	1.9%	15,109	2.2%
Income from operations	94,979	13.2%	76,546	11.3%
Net interest expense and other	(20,384)	(2.8)%	(17,341)	(2.5)%
Income before income tax	74,595	10.4%	59,205	8.8%
Income tax expense	(25,144)	(3.5)%	(21,443)	(3.2)%
Net income	$49,451	6.9%	$37,762	5.6%
Adjusted EBITDA (3)	$140,245	19.5%	$121,784	17.9%
Adjusted income from operations (3)	$95,325	13.2%	$77,096	11.3%
Adjusted net income (3)	$60,176	8.3%	$50,168	7.4%

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenue. Revenue increased $22.4 million, or 6%, to $370.5 million for the three months ended June 30, 2015 from $348.1 million for the same period in 2014. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services, and typical annual tuition increases of 3-4%, partially offset by the effects of foreign currency translation on our European operations. Revenue generated by full service center-based care services in the three months ended June 30, 2015 increased by $16.5 million, or 5%, when compared to the same period in 2014, and overall enrollment increased approximately 6%. Revenue generated by back-up dependent care services in the three months ended June 30, 2015 increased by $4.7 million, or 12%, when compared to the same period in 2014. Additionally, revenue generated by other educational advisory services in the three months ended June 30, 2015 increased by $1.2 million, or 16%, when compared to the same period in 2014.
Our May 19, 2015 acquisition of Hildebrandt Learning Centers, LLC, an operator of 40 centers in the United States, contributed approximately $4.0 million of incremental revenue in the full service center-based care services segment during the quarter. At June 30, 2015, we operated 922 child care and early education centers compared to 882 centers at June 30, 2014.
Cost of Services. Cost of services increased $9.6 million, or 4%, to $274.6 million for the three months ended June 30, 2015 from $265.0 million for the same period in 2014. Cost of services in the full service center-based care services segment increased $7.4 million, or 3%, to $246.2 million in the three months ended June 30, 2015 when compared to the same period in 2014. Personnel costs, which typically represent approximately 70% of total cost of services for this segment, increased 2% and program supplies, materials, food and facilities costs increased 5% in connection with the enrollment growth at new and existing centers, and the incremental occupancy costs associated with centers that have been added since June 30, 2014. Cost of services in the back-up dependent care segment increased $2.0 million, or 9%, to $24.1 million in the three months ended June 30, 2015, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased 7% from the prior year to $4.3 million for the three months ended June 30, 2015 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $12.7 million, or 15%, to $95.9 million for the three months ended June 30, 2015 from $83.1 million for the same period in 2014. Gross profit margin as a percentage of revenue was 26% for the three months ended June 30, 2015 compared to 24% for the same period in 2014. The increase in gross profit is primarily due to contributions from new centers and from ramping profit and loss centers, which achieve proportionately lower levels of operating costs in relation to revenue as they ramp up enrollment to steady state levels, increased enrollment in our mature profit and loss centers, effective operating cost management, and expanded back-up services revenue with proportionately lower direct costs of services.
Selling, General and Administrative Expenses ("SGA"). SGA increased $3.7 million, or 11%, to $36.9 million for the three months ended June 30, 2015 compared to $33.2 million for the same period in 2014, and was 10% of revenue for the three months ended June 30, 2015 consistent with the same period in 2014. Results for the three months ended June 30, 2015 included approximately $0.3 million of costs related primarily to secondary offerings. After taking these charges into account, SGA increased over the comparable 2014 period due to increases in personnel costs including annual wage increases, continued investments in technology and routine increases in other SGA costs.
Amortization. Amortization expense on intangible assets of $6.8 million for the three months ended June 30, 2015 decreased from $7.4 million for the same period in 2014 due primarily to certain intangible assets becoming fully amortized during the 2015 period.
Income from Operations. Income from operations increased by $9.6 million, or 23%, to $52.1 million for the three months ended June 30, 2015 when compared to the same period in 2014. Income from operations was 14% of revenue for the three months ended June 30, 2015, compared to 12% of revenue for the three months ended June 30, 2014. The increase in income from operations was due to the following:

•
In the full service center-based care segment, income from operations increased $6.8 million for the three months ended June 30, 2015. Results for the three months ended June 30, 2015 included $0.3 million of costs related to secondary offerings. In addition to these items, income from operations increased over the comparable period due to tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since June 30, 2014, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2014 and 2015 and the effects of foreign currency translation on our European business.

•	Income from operations for the back-up dependent care segment increased $2.1 million in the three months ended June 30, 2015 due to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $0.7 million for the three months ended June 30, 2015 compared to the same period in 2014 due to the increase in revenue.

Net Interest Expense and Other. Net interest expense and other increased to $10.4 million for the three months ended June 30, 2015 from $8.6 million for the same period in 2014 due to the increase in debt from the issuance of $165.0 million in additional term loans in December 2014.
Income Tax Expense. We recorded income tax expense of $14.9 million during the three months ended June 30, 2015 compared to $12.2 million during the comparable period in 2014 at an effective rate of 36% for the three months ended June 30, 2015 and 2014. The difference between the effective income tax rate of 36% and the statutory rate was due to the impact of permanent differences, primarily deductions allowed in foreign jurisdictions.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $10.3 million, or 16%, and $9.9 million, or 23%, respectively, for the three months ended June 30, 2015 over the comparable period in 2014 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers, as well as growth in the back-up dependent care business, offset by increases in SGA spending.
Adjusted Net Income. Adjusted net income increased $5.5 million, or 20%, for the three months ended June 30, 2015 when compared to the same period in 2014 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenue. Revenue increased $40.7 million, or 6%, to $720.9 million for the six months ended June 30, 2015 from $680.3 million for the same period in 2014. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3-4%, partially offset by the effects of foreign currency translation on our European operations. Revenue generated by full service center-based care services in the six months ended June 30, 2015 increased by $29.8 million, or 5%, when compared to the same period in 2014. Our acquisition of Hildebrandt Learning Centers, LLC, an operator of 40 centers in the United States on May 19, 2015, contributed approximately $4.0 million of incremental revenue in the six months ended June 30, 2015.
Revenue generated by back-up dependent care services in the six months ended June 30, 2015 increased by $8.8 million, or 11%, when compared to the same period in 2014. Additionally, revenue generated by other educational advisory services in the six months ended June 30, 2015 increased by $2.1 million, or 14%, when compared to the same period in 2014.
Cost of Services. Cost of services increased $18.4 million, or 4%, to $538.4 million for the six months ended June 30, 2015 from $520.0 million for the same period in 2014. Cost of services in the full service center-based care services segment increased $14.7 million, or 3%, to $483.1 million in the six months ended June 30, 2015 when compared to the same period in 2014. Personnel costs increased 2% as a result of a 6% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 6% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since June 30, 2014. Cost of services in the back-up dependent care segment increased $3.5 million, or 8%, to $46.2 million in the six months ended June 30, 2015, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $0.2 million, or 3%, to $9.1 million in the six months ended June 30, 2015 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $22.2 million, or 14%, to $182.5 million for the six months ended June 30, 2015 from$160.3 million for the same period in 2014. Gross profit margin as a percentage of revenue was 25% for the six months ended June 30, 2015 compared to 24% for the six months ended June 30, 2014. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up services revenue with proportionately lower direct cost of services.
Selling, General and Administrative Expenses. SGA increased $5.1 million, or 7%, to $73.7 million for the six months ended June 30, 2015 compared to $68.6 million for the same period in 2014, and was 10% of revenue for the six months ended June 30, 2015 consistent with the same period in 2014. Results for the six months ended June 30, 2015 included approximately $0.3 million of costs related to secondary offerings compared to $0.6 million of costs related to secondary offerings included in the six months ended June 30, 2014. After taking these charges into account, SGA increased over the comparable 2014 period due to increases in personnel costs including annual wage increases, continued investments in technology and routine increases in other SGA costs.

Amortization. Amortization expense on intangible assets of $13.8 million for the six months ended June 30, 2015, decreased from $15.1 million for the six months ended June 30, 2014 due primarily to certain intangibles becoming fully amortized during the 2015 period.
Income from Operations. Income from operations increased by $18.4 million, or 24%, to $95.0 million for the six months ended June 30, 2015 when compared to the same period in 2014. Income from operations was 13% of revenue for the six months ended June 30, 2015, compared to 11% of revenue for the six months ended June 30, 2014. The increase was due to the following:

•
In the full service center-based care segment, income from operations increased $13.1 million for the six months ended June 30, 2015. Results for the six months ended June 30, 2015 included $0.3 million of costs related to secondary offerings compared to $0.6 million of costs related to secondary offerings included in the six months ended June 30, 2014. In addition to these items, income from operations increased over the comparable period due to tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since June 30, 2014, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2014 and 2015 and the effects of foreign currency translation on our European business.

•	Income from operations for the back-up dependent care segment increased $4.1 million in the six months ended June 30, 2015 due to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $1.2 million for the six months ended June 30, 2015 compared to the same period in 2014 due to the increase in revenue.

Net Interest Expense and Other. Net interest expense and other increased to $20.4 million for the six months ended June 30, 2015 from $17.3 million for the same period in 2014 due to the increase in debt from the issuance of $165.0 million in additional term loans in December 2014.
Income Tax Expense. We recorded an income tax expense of $25.1 million during the six months ended June 30, 2015 compared to an income tax expense of $21.4 million during the comparable period in 2014. The effective rate decreased to 34% for the six months ended June 30, 2015 compared to 36% in the six months ended June 30, 2014. The majority of the difference between the effective income tax rates in 2015 was due to the treatment of certain permanent and temporary items adjusted in the first quarter by a $1.3 million benefit. We expect that the annual effective rate in 2015 to approximate 36%, which is comparable to the effective rate for 2014.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $18.5 million, or 15%, and $18.2 million, or 24% respectively, for the six months ended June 30, 2015 over the comparable period in 2014 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers, as well as the growth in the back-up dependent care business, offset by increases in SGA spending.
Adjusted Net Income. Adjusted net income increased $10.0 million, or 20%, for the six months ended June 30, 2015 when compared to the same period in 2014 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth.

Non-GAAP Reconciliations
In our quarterly and annual reports, earnings press releases and conference calls, we discuss key financial measures that are not calculated in accordance with GAAP. A reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per share are as follows (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$26,919	$21,714	$49,451	$37,762
Interest expense, net	10,353	8,614	20,384	17,341
Income tax expense	14,866	12,207	25,144	21,443
Depreciation	12,448	11,960	24,912	23,841
Amortization of intangible assets (a)	6,832	7,375	13,754	15,109
EBITDA	71,418	61,870	133,645	115,496
Additional Adjustments:
Deferred rent (b)	687	535	1,654	1,315
Stock-based compensation expense (c)	2,300	2,038	4,600	4,423
Expenses related to secondary offerings (d)	346	—	346	550
Total adjustments	3,333	2,573	6,600	6,288
Adjusted EBITDA	$74,751	$64,443	$140,245	$121,784

Income from operations	$52,138	$42,535	$94,979	$76,546
Expenses related to secondary offerings (d)	346	—	346	550
Adjusted income from operations	$52,484	$42,535	$95,325	$77,096

Net income	$26,919	$21,714	$49,451	$37,762
Income tax expense	14,866	12,207	25,144	21,443
Income before tax	41,785	33,921	74,595	59,205
Stock-based compensation expense (c)	2,300	2,038	4,600	4,423
Amortization of intangible assets (a)	6,832	7,375	13,754	15,109
Expenses related to secondary offerings (d)	346	—	346	550
Adjusted income before tax	51,263	43,334	93,295	79,287
Adjusted income tax expense (e)	(18,198)	(15,817)	(33,119)	(29,119)
Adjusted net income	$33,065	$27,517	$60,176	$50,168
Weighted average number of common shares—diluted	62,858,237	67,456,880	63,023,803	67,333,130
Diluted adjusted earnings per common share	$0.53	$0.41	$0.95	$0.74

(a)
Represents amortization of intangible assets, including approximately $5.0 million for the three months ended June 30, 2015 and 2014, and approximately $10.0 million for the six months ended June 30, 2015 and 2014, associated with intangible assets recorded in connection with our going private transaction in May 2008, pursuant to which a wholly owned merger subsidiary of investment funds affiliated with Bain Capital Partners, LLC was merged with and into Bright Horizons Family Solutions Inc.

(b)	Represents rent expense in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(c)	Represents non-cash stock-based compensation expense.

(d)	Represents costs incurred in connection with the secondary offerings of common stock in March 2014 and May 2015.

(e)	Represents income tax expense calculated on adjusted income before tax at the effective rate of approximately 35.5% and 36.5% in 2015 and 2014.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe that adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share provide investors with useful information with respect to our historical operations. We present adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock-based compensation expense, as well as the expenses related to secondary offerings. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These measures also function as benchmarks to evaluate our operating performance. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. The Company understands that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; and adjusted EBITDA, adjusted income from operations and adjusted net income do not reflect any cash requirements for such replacements.

Because of these limitations, adjusted EBITDA, adjusted income from operations and adjusted net income should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our $100.0 million revolving credit facility. No amounts were outstanding at June 30, 2015 or December 31, 2014 under the revolving credit facility.
We had a working capital deficit of $83.5 million and $56.3 million at June 30, 2015 and December 31, 2014, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments and for share repurchases.
The Company's $1.1 billion senior credit facilities consist of $955.0 million in secured term loan facilities and a $100.0 million revolving credit facility. In conjunction with a debt refinance in January 2013, $790.0 million in senior secured term loans were issued, with the subsequent issuance of $165.0 million in additional term loans in December 2014.
On March 28, 2014, the Board of Directors of the Company approved a $225.0 million repurchase program of its common stock. During the year ended December 31, 2014 the Company repurchased and retired 5.0 million shares of common stock for $221.6 million. On February 4, 2015, the Board of Directors of the Company approved a $250.0 million repurchase program of its common stock. The repurchase program has no expiration date and replaced the prior 2014 authorization, of which $3.4 million remained outstanding. The Company repurchased 1.3 million shares of common stock for $72.6 million in the six months ended June 30, 2015. All repurchased shares have been retired.
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
Cash Flows

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$115,019	$104,369
Net cash used in investing activities	$(64,210)	$(36,193)
Net cash (used in) provided by financing activities	$(62,411)	$14,151
Cash and cash equivalents (beginning of period)	$87,886	$29,585
Cash and cash equivalents (end of period)	$76,920	$112,283
Cash Provided by Operating Activities
Cash provided by operating activities was $115.0 million for the six months ended June 30, 2015, compared to $104.4 million for the same period in 2014. The increase in net income of $11.7 million was largely offset by changes in working capital arising from the timing of payments and collections.
Cash Used in Investing Activities
Cash used in investing activities was $64.2 million for the six months ended June 30, 2015 and was primarily related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. The Company also acquired 43 centers in the six months ended June 30, 2015 for $22.4 million. Cash used in investing activities was $36.2 million for the same period in 2014 and primarily related to fixed asset additions. The Company also acquired three centers for $6.5 million in the six months ended June 30, 2014.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities amounted to $62.4 million for the six months ended June 30, 2015 compared to cash provided by financing activities of $14.2 million for the same period in 2014. Cash used in financing activities for the six months ended June 30, 2015 consisted principally of stock repurchases of $72.6 million and principal payments of $4.8 million on our debt, offset by proceeds from the exercise of options to purchase common stock of $6.2 million, proceeds from the issuance of restricted stock of $3.9 million, and the tax benefit of stock-based compensation in the amount of $4.9 million. Cash provided by financing activities for the six months ended June 30, 2014 consisted principally of proceeds from the exercise of options to purchase common stock of $11.0 million, proceeds from the issuance of restricted stock of $4.7 million, and the tax benefit of stock-based compensation in the amount of $5.4 million, offset by principal payments of $4.0 million on our debt and stock repurchases of $3.1 million.
Debt
Outstanding borrowings were as follows at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Term loans	$934,425	$939,200
Deferred financing costs and original issue discount	(16,262)	(18,023)
Total debt	918,163	921,177
Less current maturities	9,550	9,550
Long-term debt	$908,613	$911,627

The $1.1 billion senior secured credit facilities include the following terms:

•	$955.0 million secured term loan facilities with a maturity date in 2020;

•	$100.0 million revolving credit facility with a maturity date in 2018, of which there were no borrowings outstanding at June 30, 2015, and the entire amount was available for borrowings at that date.

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
The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at June 30, 2015.

Off-Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Since December 31, 2014, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2015 due to the material weakness in internal control over financial reporting described below.
Remediation of the Material Weakness
As disclosed in our Annual Report on Form 10-K, Item 9A, for the year ended December 31, 2014, our management concluded that our internal control over financial reporting was not effective at December 31, 2014. As of

December 31, 2014, management identified a material weakness in internal control over financial reporting relating to the design and operating effectiveness of user access and program change management controls related to certain information systems that are relevant to the preparation of the Company’s consolidated financial statements and system of internal control over financial reporting.
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
Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of June 30, 2015, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for our remediation efforts described above.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, subject to claims and suits arising in the ordinary course of business, some of which have not been fully adjudicated. Such claims have in the past generally been covered by insurance. We believe the resolution of such legal matters will not have a material adverse effect on our financial condition, results of operations or cash flows, although we cannot predict the ultimate outcome of any such actions. Furthermore, there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims brought against us.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding the Company's repurchases of its common stock during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
April 1, 2015 to April 30, 2015	52,700	$51.48	52,700	$246,549
May 1, 2015 to May 31, 2015	100	$51.59	100	$246,544
June 1, 2015 to June 30, 2015	1,250,000	$55.35	1,250,000	$177,356
	1,302,800		1,302,800
(1) On March 28, 2014, the Board of Directors of the Company authorized the repurchase of up to $225.0 million of its common stock. Under this authorization, the Company repurchased a total of 5.0 million shares for $221.6 million in the year ended December 31, 2014. On February 4, 2015, the Board of Directors of the Company authorized the repurchase of up to $250.0 million of its common stock. The repurchase program has no expiration date and replaced the prior authorization. All repurchased shares have been retired. The Company repurchased 1.25 million shares on June 1, 2015 in a single block trade in connection with an underwritten secondary offering.
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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	August 7, 2015	By:	/s/ David Lissy
David Lissy
Chief Executive Officer