Form 10-Q
period 2015-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2015-11-09
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2015, the Company had 60,042,113 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended September 30, 2015

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements (Unaudited)
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$21,393	$87,886
Accounts receivable—net	73,331	83,066
Prepaid expenses and other current assets	59,370	39,147
Current deferred income taxes	13,047	13,059
Total current assets	167,141	223,158
Fixed assets—net	430,380	398,947
Goodwill	1,141,285	1,095,738
Other intangibles—net	394,545	406,249
Deferred income taxes	—	580
Other assets	20,590	16,404
Total assets	$2,153,941	$2,141,076
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,550	$9,550
Borrowings on revolving line of credit	26,500	—
Accounts payable and accrued expenses	139,456	116,425
Deferred revenue	121,111	133,048
Other current liabilities	18,995	20,400
Total current liabilities	315,612	279,423
Long-term debt—net	907,137	911,627
Deferred rent and related obligations	47,113	43,105
Other long-term liabilities	32,784	23,401
Deferred revenue	4,909	5,525
Deferred income taxes	131,563	127,036
Total liabilities	1,439,118	1,390,117

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 60,005,293 and 61,534,802 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	60	62
Additional paid-in capital	986,285	1,083,091
Accumulated other comprehensive loss	(31,024)	(21,687)
Accumulated deficit	(240,498)	(310,507)
Total stockholders’ equity	714,823	750,959
Total liabilities and stockholders’ equity	$2,153,941	$2,141,076
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$365,944	$334,976	$1,086,849	$1,015,231
Cost of services	280,560	262,115	818,997	782,107
Gross profit	85,384	72,861	267,852	233,124
Selling, general and administrative expenses	36,419	32,856	110,154	101,464
Amortization of intangible assets	7,224	6,959	20,978	22,068
Income from operations	41,741	33,046	136,720	109,592
Interest income	32	48	117	74
Interest expense	(10,362)	(8,443)	(30,831)	(25,810)
Income before income taxes	31,411	24,651	106,006	83,856
Income tax expense	(10,853)	(9,272)	(35,997)	(30,715)
Net income	$20,558	$15,379	$70,009	$53,141

Earnings per common share:
Common stock—basic	$0.34	$0.23	$1.14	$0.81
Common stock—diluted	$0.33	$0.23	$1.11	$0.79
Weighted average number of common shares outstanding:
Common stock—basic	60,290,842	66,087,184	61,112,263	65,755,911
Common stock—diluted	61,846,725	67,635,657	62,631,444	67,433,972
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$20,558	$15,379	$70,009	$53,141
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,065)	(16,562)	(9,337)	(9,548)
Total other comprehensive loss	(8,065)	(16,562)	(9,337)	(9,548)
Comprehensive income (loss)	$12,493	$(1,183)	$60,672	$43,593
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,009	$53,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,539	58,332
Amortization of original issue discount and deferred financing costs	2,672	2,259
Loss on foreign currency transactions	273	70
Non-cash revenue and other	(137)	(239)
Loss on disposal of fixed assets	280	376
Stock-based compensation	6,900	6,462
Deferred rent	2,304	2,132
Deferred income taxes	5,263	(59)
Changes in assets and liabilities:
Accounts receivable	11,388	13,938
Prepaid expenses and other current assets	(19,267)	(1,121)
Accounts payable and accrued expenses	16,380	(3,617)
Deferred revenue	(12,732)	(4,502)
Accrued rent and related obligations	1,917	1,687
Other assets	(3,919)	675
Other current and long-term liabilities	2,393	(8,223)
Net cash provided by operating activities	142,263	121,311
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(61,415)	(47,953)
Payments for acquisitions, net of cash acquired	(66,659)	(6,522)
Settlement of purchase price for prior year acquisitions	23	1,030
Net cash used in investing activities	(128,051)	(53,445)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	118,100	—
Repayments under revolving line of credit	(91,600)	—
Principal payments of long-term debt	(7,163)	(5,925)
Purchase of treasury stock	(117,538)	(7,233)
Proceeds from issuance of common stock upon exercise of options	7,452	13,656
Proceeds from issuance of restricted stock	3,864	4,709
Tax benefit from stock-based compensation	6,379	6,856
Net cash (used in) provided by financing activities	(80,506)	12,063
Effect of exchange rates on cash and cash equivalents	(199)	(506)
Net (decrease) increase in cash and cash equivalents	(66,493)	79,423
Cash and cash equivalents—beginning of period	87,886	29,585
Cash and cash equivalents—end of period	$21,393	$109,008

NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$3,500	$2,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$28,429	$24,259
Cash payments of taxes	$43,153	$30,597
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
Basis of Presentation—The accompanying unaudited condensed consolidated balance sheet as of September 30, 2015 and the condensed consolidated statements of operations, comprehensive income and cash flows for the interim periods ended September 30, 2015 and 2014 have been prepared by the Company in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 30, 2015 and the condensed consolidated statements of operations, comprehensive income and cash flows for the interim periods ended September 30, 2015 and 2014, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stock Offerings—On January 30, 2013, the Company completed an initial public offering (the "Offering”) and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. Subsequent to the Offering, on June 19, 2013, March 25, 2014, December 10, 2014, May 27, 2015, and August 10, 2015, certain of the Company’s shareholders commenced the sale of 9.8 million, 7.9 million, 8.0 million, 3.0 million, and 3.0 million shares, respectively, of the Company’s common stock in secondary offerings ("secondary offerings”). The Company did not receive proceeds from the sale of shares in the secondary offerings. The Company incurred $0.5 million and $0.6 million in expenses during the nine months ended September 30, 2015 and September 30, 2014, respectively, in relation to the secondary offerings in 2015 and 2014, which are included in selling, general and administrative expenses. The Company purchased 0.7 million, 1.25 million and 4.5 million of the shares sold in the August 2015, May 2015 and December 2014 secondary offerings, respectively, from investment funds affiliated with Bain Capital Partners, LLC at the same price per share paid by the underwriter to the selling shareholders.
As of September 30, 2015, investment funds affiliated with Bain Capital Partners, LLC held approximately 33.5% of our common stock.
New Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB voted to defer the effective date by one year. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2017. Early adoption is permitted, but not for periods beginning on or before December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This standard amends existing guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination, and the amendments in this update eliminate the requirement to retrospectively account for those adjustments. This ASU is effective for fiscal years beginning after

December 15, 2015. The Company does not expect this standard to have a significant effect on the Company's consolidated financial statements.
2. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Beginning balance at December 31, 2014	$913,043	$158,894	$23,801	$1,095,738
Additions from acquisitions	51,393	—	—	51,393
Adjustments to prior year acquisitions	(15)	—	—	(15)
Effect of foreign currency translation	(5,831)	—	—	(5,831)
Balance at September 30, 2015	$958,590	$158,894	$23,801	$1,141,285

The Company also has intangible assets, which consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
September 30, 2015
Definite-lived intangibles:
Customer relationships	14 years	$408,413	$(200,886)	$207,527
Trade names	8 years	6,371	(2,649)	3,722
Non-compete agreements	5 years	53	(47)	6
		414,837	(203,582)	211,255
Indefinite-lived intangibles:
Trade names	N/A	183,290	—	183,290
		$598,127	$(203,582)	$394,545

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2014
Definite-lived intangibles:
Customer relationships	15 years	$400,097	$(180,900)	$219,197
Trade names	8 years	5,772	(2,177)	3,595
Non-compete agreements	5 years	54	(44)	10
		405,923	(183,121)	222,802
Indefinite-lived intangibles:
Trade names	N/A	183,447	—	183,447
		$589,370	$(183,121)	$406,249

The Company estimates that it will record amortization expense related to intangible assets existing as of September 30, 2015 as follows over the next five years (in thousands):

Estimated amortization expense
Remainder of 2015	$6,797
2016	$27,017
2017	$25,787
2018	$24,698
2019	$23,770
3. ACQUISITIONS
As part of the Company’s growth strategy to expand through strategic and synergistic acquisitions, the Company has made the following acquisitions in the nine months ended September 30, 2015 and year ended December 31, 2014. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from the assembled workforce acquired.
2015 Acquisitions
On May 19, 2015, the Company acquired Hildebrandt Learning Centers, LLC, an operator of 40 centers in the United States, for cash consideration of $19.3 million and contingent consideration of $0.5 million, which was accounted for as a business combination. The Company recorded goodwill of $13.2 million related to the full service center-based care segment, which will be deductible for tax purposes, and intangible assets of $5.7 million, consisting of customer relationships that will be amortized over 12 years. The Company also acquired working capital of $0.4 million, including cash of $1.5 million, and fixed assets of $0.5 million.
On July 15, 2015, the Company acquired Active Learning Childcare Limited, an operator of nine centers in the United Kingdom, for cash consideration of $42.3 million, which was accounted for as a business combination. The Company recorded goodwill of $30.0 million related to the full service center-based care segment, which will not be deductible for tax purposes, and intangible assets of $3.4 million, consisting primarily of customer relationships that will be amortized over six years. The Company also acquired a working capital deficit of $1.1 million, including cash of $1.7 million, fixed assets of $10.7 million, and deferred tax liabilities of $0.7 million.
Our acquisitions of Hildebrandt Learning Centers, LLC and Active Learning Childcare Limited contributed approximately $16.7 million of incremental revenue in the nine months ended September 30, 2015.
During the nine months ended September 30, 2015, the Company also acquired four centers in the United States and one in the United Kingdom, in five separate business acquisitions which were each accounted for as business combinations. The centers were acquired for cash consideration of $8.3 million, net of cash acquired of $0.3 million, and contingent consideration of $0.9 million. The Company recorded goodwill of $8.2 million related to the full service center-based care segment, a portion of which will be deductible for tax purposes. Intangible assets of $0.8 million, consisting of customer relationships that will be amortized over five years were also recorded in relation to these acquisitions.
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
2014 Acquisitions
During the year ended December 31, 2014, the Company acquired two businesses that operate five centers in the United States for cash consideration of $13.2 million, which were each accounted for as business combinations. The Company recorded goodwill of $11.1 million related to the full service center-based care segment, which will be deductible for tax purposes. Intangible assets of $2.1 million, consisting primarily of customer relationships, fixed assets of $0.9 million, and a working capital deficit of $0.9 million, were also recorded in relation to these acquisitions. The allocation of purchase price consideration is based on estimates of fair value, such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2015, the purchase price allocation for one of these two acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed.

4. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Outstanding term loan borrowings were as follows at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Term loans	$932,038	$939,200
Deferred financing costs and original issue discount	(15,351)	(18,023)
Total debt	916,687	921,177
Less current maturities	9,550	9,550
Long-term debt	$907,137	$911,627
The Company's $1.1 billion senior credit facilities consist of $955.0 million in secured term loan facilities and a $100.0 million revolving credit facility. In conjunction with a debt refinancing in January 2013, $790.0 million in senior secured term loans were issued, with the subsequent issuance of $165.0 million in additional term loans in December 2014. The term loans and revolving credit facility mature on January 30, 2020 and 2018, respectively.
The effective interest rate for the term loans was 3.84% at September 30, 2015 and the weighted average interest rate was 3.92% for the nine months ended September 30, 2015. There were borrowings of $26.5 million outstanding on the $100.0 million revolving credit facility at September 30, 2015, and $73.5 million of the revolving credit facility was available for borrowings. The weighted average interest rate for the revolving credit facility was 3.8% for the nine months ended September 30, 2015.
The Company incurred financing fees of $12.7 million and original issue discount costs of $7.9 million in connection with the 2013 debt refinancing and $1.6 million and $1.7 million in connection with the 2014 financing. These fees are being amortized over the terms of the related debt instruments. Amortization expense of deferred financing costs and original issue discount costs in the nine months ended September 30, 2015 were $1.6 million and $1.1 million, respectively, which are included in interest expense.
The future principal payments under the term loans at September 30, 2015 are as follows (in thousands):

Remainder of 2015	$2,388
2016	9,550
2017	9,550
2018	9,550
2019	9,550
Thereafter	891,450
$932,038
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

Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income	$20,558	$15,379	$70,009	$53,141

Allocation of net income to common stockholders:
Common stock	$20,415	$15,319	$69,536	$52,936
Unvested participating shares	143	60	473	205
	$20,558	$15,379	$70,009	$53,141

Weighted average number of common shares:
Common stock	60,290,842	66,087,184	61,112,263	65,755,911
Unvested participating shares	422,725	259,525	415,472	254,719

Earnings per share:
Common stock	$0.34	$0.23	$1.14	$0.81
Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Diluted earnings per share:
Earnings allocated to common stock	$20,415	$15,319	$69,536	$52,936
Plus earnings allocated to unvested participating shares	143	60	473	205
Less adjusted earnings allocated to unvested participating shares	(139)	(59)	(460)	(200)
Earnings allocated to common stock	$20,419	$15,320	$69,549	$52,941

Weighted average number of common shares:
Common stock	60,290,842	66,087,184	61,112,263	65,755,911
Effect of dilutive securities	1,555,883	1,548,473	1,519,181	1,678,061
	61,846,725	67,635,657	62,631,444	67,433,972

Earnings per share:
Common stock	$0.33	$0.23	$1.11	$0.79
Options outstanding to purchase 0.1 million and 0.3 million shares of common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2015, respectively, and 0.9 million shares of common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2014, respectively, since their effect was anti-dilutive, which may be dilutive in the future.

6. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Treasury Stock
On March 28, 2014, the Board of Directors of the Company authorized the repurchase of up to $225.0 million of its common stock. Under this authorization, the Company repurchased a total of 5.0 million shares for $221.6 million in the year ended December 31, 2014, including 4.5 million shares that were repurchased on December 16, 2014, from investment funds affiliated with Bain Capital Partners, LLC in connection with the sale of 8.0 million shares through an underwritten secondary offering to the public that commenced on December 10, 2014.
On February 4, 2015, the Board of Directors of the Company authorized the repurchase of up to $250.0 million of its common stock. The repurchase program has no expiration date and replaced the prior 2014 authorization. During the nine months ended September 30, 2015, 2.1 million shares were repurchased for $117.5 million, including 1.25 million and 0.7 million shares that were repurchased on June 1, 2015 and August 14, 2015, respectively, from investment funds affiliated with Bain Capital Partners, LLC, each in connection with the sale of 3.0 million shares through underwritten secondary offerings to the public that commenced on May 27, 2015 and August 10, 2015, respectively. At September 30, 2015, $132.5 million is available for repurchase under this program. All repurchased shares have been retired.
Equity Incentive Plan
The Company has the 2012 Omnibus Long-Term Incentive Plan (the "Plan"), which became effective on January 24, 2013, and allows for the issuance of equity awards of up to 5.0 million shares of common stock. As of September 30, 2015, there were approximately 2.9 million shares of common stock available for grant.
During the nine months ended September 30, 2015, the Company granted options to purchase 436,200 shares of common stock at a weighted average price of $49.94 per share and a requisite service period of five years, with 60% of the options vesting on the third anniversary of the date of grant and 20% vesting on each of the fourth and fifth anniversaries. The weighted average fair value of options granted during the nine months ended September 30, 2015 was $14.96 per share. The fair value of each option to purchase common stock was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 30.0%; risk free interest rate of 1.49%; and expected life of options of 5.3 years.
Restricted stock awards are also granted at the discretion of the Board of Directors as allowed under the Plan. During the nine months ended September 30, 2015, 163,200 shares of restricted stock were granted to certain senior managers and key employees, which vest on the earliest of the third anniversary of the grant date, a change of control of the Company, and the termination of employment by reason of death or disability, and are accounted for as nonvested stock. The restricted stock was sold for a price equal to 50% of the fair value of the stock at the date of grant, or $23.68. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. Stock-based compensation expense for restricted stock awards is calculated based on the fair value of the award on the date of grant, which will be recognized on a straight line basis over the requisite service period. The unvested shares of restricted stock participate equally in dividends with common stock. At September 30, 2015, there were 422,725 unvested shares of restricted stock outstanding, which were legally issued at the date of grant but are not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. All outstanding shares of restricted stock are expected to vest.
Restricted stock units are awarded to members of the Board of Directors as allowed under the Plan. The awards allow for the issuance of a share of the Company's common stock for each vested unit upon the earliest of termination of service as a member of the Board of Directors or five years after the date of the award. During the nine months ended September 30, 2015, 9,000 restricted stock units were awarded at a weighted average fair value of $53.18 for a total value of $0.5 million. At September 30, 2015, there were 15,066 restricted stock units outstanding, which vested upon award.
The Company recorded stock-based compensation expense of $6.4 million in selling, general and administrative expenses and $0.5 million in cost of services during the nine months ended September 30, 2015.
At September 30, 2015, there was $15.3 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plan, which is expected to be recognized over the remaining requisite service periods of approximately two years.
7. INCOME TAXES
The Company's effective income tax rates were 34.6% and 37.6% for the three months ended September 30, 2015 and 2014, respectively. The Company's effective income tax rates were 34.0% and 36.6% for the nine months ended September 30, 2015 and 2014, respectively. The effective income tax rate is based upon estimated income before income taxes for the year, by jurisdiction, and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including discrete items such as settlement of foreign, Federal and State tax issues. The difference between the effective income tax rates is primarily attributable to a $1.3 million benefit recorded in the first quarter of 2015 related to the adjustment of certain permanent and temporary items.
The Company’s unrecognized tax benefits were $0.7 million at September 30, 2015 and December 31, 2014. Interest and penalties related to unrecognized tax benefits were $0.9 million at September 30, 2015 and December 31, 2014.
The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.7 million, exclusive of interest and penalties.
The Company and its domestic subsidiaries are subject to U.S. Federal income tax as well as multiple state jurisdictions. U.S. Federal income tax returns are typically subject to examination by the Internal Revenue Service ("IRS") and the statute of limitations for Federal income tax returns is three years. The Company's filings for 2012 through 2014 are subject to audit based upon the Federal statute of limitations. An audit of a subsidiary's filing for 2013 began in the second quarter of 2015.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There was one state audit completed with no material adjustment during the first quarter of 2015. As of September 30, 2015, there was one state income tax audit still in process and the tax years from 2010 to 2014 are subject to audit.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit, and long-term debt. The fair value of the Company’s financial instruments, other than long-term debt, approximates their carrying value. As of September 30, 2015, the Company’s long-term debt had a book value of $932.0 million and a fair value of $933.6 million based on quoted market prices for similar instruments and a model that considers observable inputs (Level 2 inputs). As of December 31, 2014, the Company's long-term debt had a book value of $939.2 million and a fair value of $921.6 million based on quoted market prices for similar instruments and a model that considers observable inputs (Level 2 inputs).
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at September 30, 2015.

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

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Three months ended September 30, 2015
Revenue	$307,512	$47,935	$10,497	$365,944
Amortization of intangible assets	6,899	181	144	7,224
Income from operations (1)	24,414	14,082	3,245	41,741
Three months ended September 30, 2014
Revenue	$282,798	$43,493	$8,685	$334,976
Amortization of intangible assets	6,634	181	144	6,959
Income from operations	19,079	12,356	1,611	33,046
(1) For the three months ended September 30, 2015, income from operations includes secondary offering and completed acquisition expenses of $0.2 million which has been allocated to full service center-based care.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Nine months ended September 30, 2015
Revenue	$925,027	$133,940	$27,882	$1,086,849
Amortization of intangibles	20,003	543	432	20,978
Income from operations (1)	89,012	42,083	5,625	136,720
Nine months ended September 30, 2014
Revenue	$870,546	$120,689	$23,996	$1,015,231
Amortization of intangibles	21,090	543	435	22,068
Income from operations (2)	70,587	36,229	2,776	109,592
(1) For the nine months ended September 30, 2015, income from operations includes secondary offering and completed acquisition expenses of $0.5 million which has been allocated to full service center-based care.
(2) For the nine months ended September 30, 2014, income from operations includes secondary offering and completed acquisition expenses of $0.6 million which has been allocated to full service center-based care.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industries in which we and our partners operate, the impact of accounting principles and policies, the outcome of acquisitions and the subsequent integration and expected synergies, our fair value estimates, the vesting of Company equity, the recognition of compensation expense, unrecognized tax benefits and the impact of uncertain tax positions, our tax rates, the outcome of tax audit and tax liabilities, our credit risk, the impact of seasonality on results of operations, the outcome of litigation and our insurance coverage, the cost, timing and impact of the remediation of our material weakness in internal controls, borrowings under our credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources of cash flow, our ability to fund operations, make capital expenditures and payments, and complete share repurchases with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our credit facility.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and other factors disclosed from time to time in our other filings with the Securities and Exchange Commission.
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

Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
Results of Operations
The following table sets forth statement of operations data as a percentage of revenue for the three months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,
	2015	%	2014	%
Revenue	$365,944	100.0%	$334,976	100.0%
Cost of services (1)	280,560	76.7%	262,115	78.2%
Gross profit	85,384	23.3%	72,861	21.8%
Selling, general and administrative expenses (2)	36,419	10.0%	32,856	9.8%
Amortization of intangible assets	7,224	2.0%	6,959	2.1%
Income from operations	41,741	11.3%	33,046	9.9%
Net interest expense and other	(10,330)	(2.8)%	(8,395)	(2.5)%
Income before income tax	31,411	8.5%	24,651	7.4%
Income tax expense	(10,853)	(3.0)%	(9,272)	(2.8)%
Net income	$20,558	5.5%	$15,379	4.6%
Adjusted EBITDA (3)	$64,729	17.7%	$55,284	16.5%
Adjusted income from operations (3)	$41,906	11.5%	$33,046	9.9%
Adjusted net income (3)	$26,509	7.2%	$21,367	6.4%
The following table sets forth statement of operations data as a percentage of revenue for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Nine Months Ended September 30,
	2015	%	2014	%
Revenue	$1,086,849	100.0%	$1,015,231	100.0%
Cost of services (1)	818,997	75.4%	782,107	77.0%
Gross profit	267,852	24.6%	233,124	23.0%
Selling, general and administrative expenses (2)	110,154	10.1%	101,464	10.0%
Amortization of intangible assets	20,978	1.9%	22,068	2.2%
Income from operations	136,720	12.6%	109,592	10.8%
Net interest expense and other	(30,714)	(2.8)%	(25,736)	(2.5)%
Income before income tax	106,006	9.8%	83,856	8.3%
Income tax expense	(35,997)	(3.3)%	(30,715)	(3.0)%
Net income	$70,009	6.5%	$53,141	5.3%
Adjusted EBITDA (3)	$204,974	18.9%	$177,068	17.4%
Adjusted income from operations (3)	$137,231	12.6%	$110,142	10.8%
Adjusted net income (3)	$86,685	8.0%	$71,535	7.0%

(1)
Cost of services consists of direct expenses associated with the operation of child care centers, and direct expenses to provide back-up dependent care services, including fees to back-up care providers, and educational advisory services. Direct expenses consist primarily of salaries, taxes and benefits for personnel, food costs, program supplies and materials, and parent marketing and facilities costs, which include occupancy costs and depreciation.

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenue. Revenue increased $30.9 million, or 9%, to $365.9 million for the three months ended September 30, 2015 from $335.0 million for the same period in 2014. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services, and typical annual tuition increases of 3-4%, partially offset by the effects of foreign currency translation on our European operations. Revenue generated by full service center-based care services in the three months ended September 30, 2015 increased by $24.7 million, or 9%, when compared to the same period in 2014, and overall enrollment increased approximately 8%. Our acquisitions of Hildebrandt Learning Centers, LLC ("HLC"), an operator of 40 centers in the United States on May 19, 2015, and of Active Learning Childcare Limited ("ALC"), an operator of 9 centers in the United Kingdom on July 15, 2015, contributed approximately $12.7 million of incremental revenue in the full service center-based care services segment during the quarter. At September 30, 2015, we operated 928 child care and early education centers compared to 876 centers at September 30, 2014.
Revenue generated by back-up dependent care services in the three months ended September 30, 2015 increased by $4.4 million, or 10%, when compared to the same period in 2014. Additionally, revenue generated by other educational advisory services in the three months ended September 30, 2015 increased by $1.8 million, or 21%, when compared to the same period in 2014.
Cost of Services. Cost of services increased $18.5 million, or 7%, to $280.6 million for the three months ended September 30, 2015 from $262.1 million for the same period in 2014. Cost of services in the full service center-based care services segment increased $16.4 million, or 7%, to $249.0 million in the three months ended September 30, 2015 when compared to the same period in 2014. Personnel costs, which typically represent approximately 70% of total cost of services for this segment, increased 8% and program supplies, materials, food and facilities costs increased 6% in connection with the enrollment growth at new and existing centers, and the incremental occupancy costs associated with centers that have been added since September 30, 2014. Cost of services in the back-up dependent care segment increased $2.1 million, or 8%, to $27.3 million in the three months ended September 30, 2015, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment decreased $0.1 million, or 2%, to $4.3 million in the three months ended September 30, 2015 due to a decrease in depreciation from assets becoming fully depreciated, partially offset by increases in personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $12.5 million, or 17%, to $85.4 million for the three months ended September 30, 2015 from $72.9 million for the same period in 2014. Gross profit margin as a percentage of revenue was 23% for the three months ended September 30, 2015 compared to 22% for the same period in 2014. The increase in gross profit is primarily due to contributions from new centers and from ramping profit and loss centers, which achieve proportionately lower levels of operating costs in relation to revenue as they ramp up enrollment to steady state levels, increased enrollment in our mature profit and loss centers, effective operating cost management, and expanded back-up services revenue with proportionately lower direct costs of services.
Selling, General and Administrative Expenses ("SGA"). SGA increased $3.5 million, or 11%, to $36.4 million for the three months ended September 30, 2015 compared to $32.9 million for the same period in 2014, and was 10% of revenue for the three months ended September 30, 2015 consistent with the same period in 2014. Results for the three months ended September 30, 2015 included approximately $0.2 million of costs related to secondary offerings and completed acquisitions. After taking these charges into account, SGA increased over the comparable 2014 period due to increases in personnel costs including annual wage increases, continued investments in technology and routine increases in other SGA costs.
Amortization. Amortization expense on intangible assets of $7.2 million for the three months ended September 30, 2015 increased from $7.0 million for the same period in 2014 due to the acquisitions completed in 2015 offset by decreases from certain intangible assets becoming fully amortized during the 2015 period.
Income from Operations. Income from operations increased by $8.7 million, or 26%, to $41.7 million for the three months ended September 30, 2015 when compared to the same period in 2014. Income from operations was 11% of revenue for the three months ended September 30, 2015, compared to 10% of revenue for the three months ended September 30, 2014. The increase in income from operations was due to the following:

•
In the full service center-based care segment, income from operations increased $5.3 million for the three months ended September 30, 2015. Results for the three months ended September 30, 2015 included $0.2 million of costs related to secondary offerings and completed acquisitions. In addition to these items, income from operations increased over the comparable period due to tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since September 30, 2014, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2014 and 2015 and the effects of foreign currency translation on our European business.

•	Income from operations for the back-up dependent care segment increased $1.7 million in the three months ended September 30, 2015 due to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $1.6 million for the three months ended September 30, 2015 compared to the same period in 2014 due to the expanding revenue base.

Net Interest Expense and Other. Net interest expense and other increased to $10.3 million for the three months ended September 30, 2015 from $8.4 million for the same period in 2014 due to the increase in debt from the issuance of $165.0 million in additional term loans in December 2014 and borrowings on our line of credit in 2015.
Income Tax Expense. We recorded income tax expense of $10.9 million during the three months ended September 30, 2015 compared to $9.3 million during the comparable period in 2014 at an effective rate of 35% for the three months ended September 30, 2015 and 38% for the three months ended September 30, 2014. The difference between the effective income tax rate of 35% and the statutory rate was due to the impact of permanent differences, primarily deductions allowed in foreign jurisdictions.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $9.4 million, or 17%, and $8.9 million, or 27%, respectively, for the three months ended September 30, 2015 over the comparable period in 2014 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers, as well as growth in the back-up dependent care business, offset by increases in SGA spending.
Adjusted Net Income. Adjusted net income increased $5.1 million, or 24%, for the three months ended September 30, 2015 when compared to the same period in 2014 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth and interest expense.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenue. Revenue increased $71.6 million, or 7%, to $1.1 billion for the nine months ended September 30, 2015 from $1.0 billion for the same period in 2014. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and typical annual tuition increases of 3-4%, partially offset by the effects of foreign currency translation on our European operations. Revenue generated by full service center-based care services in the nine months ended September 30, 2015 increased by $54.5 million, or 6%, when compared to the same period in 2014. Our acquisitions of HLC and ALC contributed approximately $16.7 million of incremental revenue in the nine months ended September 30, 2015.
Revenue generated by back-up dependent care services in the nine months ended September 30, 2015 increased by $13.3 million, or 11%, when compared to the same period in 2014. Additionally, revenue generated by other educational advisory services in the nine months ended September 30, 2015 increased by $3.9 million, or 16%, when compared to the same period in 2014.
Cost of Services. Cost of services increased $36.9 million, or 5%, to $819.0 million for the nine months ended September 30, 2015 from $782.1 million for the same period in 2014. Cost of services in the full service center-based care services segment increased $31.1 million, or 4%, to $732.1 million in the nine months ended September 30, 2015 when compared to the same period in 2014. Personnel costs increased 4% as a result of an 8% increase in overall enrollment and routine wage increases. In addition, program supplies, materials, food and facilities costs increased 6% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since September 30, 2014. Cost of services in the back-up dependent care segment increased $5.6 million, or 8%, to $73.5 million in the nine months ended September 30, 2015, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $0.2 million, or 1%, to $13.4 million in the nine months ended September 30, 2015 due to personnel and technology costs related to the incremental sales of these services, partially offset by a decrease in certain fixed costs.
Gross Profit. Gross profit increased $34.8 million, or 15%, to $267.9 million for the nine months ended September 30, 2015 from $233.1 million for the same period in 2014. Gross profit margin as a percentage of revenue was 25% for the nine months ended September 30, 2015 compared to 23% for the nine months ended September 30, 2014. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up services revenue with proportionately lower direct cost of services.
Selling, General and Administrative Expenses. SGA increased $8.7 million, or 9%, to $110.2 million for the nine months ended September 30, 2015 compared to $101.5 million for the same period in 2014, and was 10% of revenue for the nine months ended September 30, 2015 consistent with the same period in 2014. Results for the nine months ended September 30, 2015 included approximately $0.5 million of costs related to secondary offerings and completed acquisitions compared to $0.6 million of costs related to secondary offerings included in the nine months ended September 30, 2014. After taking these charges into account, SGA increased over the comparable 2014 period due to increases in personnel costs including annual wage increases, continued investments in technology and routine increases in other SGA costs.
Amortization. Amortization expense on intangible assets of $21.0 million for the nine months ended September 30, 2015, decreased from $22.1 million for the nine months ended September 30, 2014 due primarily to certain intangibles becoming fully amortized during the 2015 period.
Income from Operations. Income from operations increased by $27.1 million, or 25%, to $136.7 million for the nine months ended September 30, 2015 when compared to the same period in 2014. Income from operations was 13% of revenue for the nine months ended September 30, 2015, compared to 11% of revenue for the nine months ended September 30, 2014. The increase was due to the following:

•
In the full service center-based care segment, income from operations increased $18.4 million for the nine months ended September 30, 2015. Results for the nine months ended September 30, 2015 included $0.5 million of costs related to secondary offerings and completed acquisitions compared to $0.6 million of costs related to secondary offerings included in the nine months ended September 30, 2014. In addition to these items, income from operations increased over the comparable period due to tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since September 30, 2014, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2014 and 2015 and the effects of foreign currency translation on our European business.

•	Income from operations for the back-up dependent care segment increased $5.9 million in the nine months ended September 30, 2015 due to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $2.8 million for the nine months ended September 30, 2015 compared to the same period in 2014 due to the expanding revenue base.

Net Interest Expense and Other. Net interest expense and other increased to $30.7 million for the nine months ended September 30, 2015 from $25.7 million for the same period in 2014 due to the increase in debt from the issuance of $165.0 million in additional term loans in December 2014 and borrowings on our line of credit in 2015.
Income Tax Expense. We recorded an income tax expense of $36.0 million during the nine months ended September 30, 2015 compared to an income tax expense of $30.7 million during the comparable period in 2014. The effective rate decreased to 34% for the nine months ended September 30, 2015 compared to 37% in the nine months ended September 30, 2014. The majority of the difference between the effective income tax rates in 2015 was due to the treatment of certain permanent and temporary items adjusted in the first quarter by a $1.3 million benefit. We expect that the annual effective rate in 2015 to approximate 35%.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $27.9 million, or 16%, and $27.1 million, or 25% respectively, for the nine months ended September 30, 2015 over the comparable period in 2014 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers, as well as the growth in the back-up dependent care business, offset by increases in SGA spending.
Adjusted Net Income. Adjusted net income increased $15.2 million, or 21%, for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth and interest expense.

Non-GAAP Reconciliations
In our quarterly and annual reports, earnings press releases and conference calls, we discuss key financial measures that are not calculated in accordance with GAAP. A reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per share are as follows (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$20,558	$15,379	$70,009	$53,141
Interest expense, net	10,330	8,395	30,714	25,736
Income tax expense	10,853	9,272	35,997	30,715
Depreciation	12,649	12,423	37,561	36,264
Amortization of intangible assets (a)	7,224	6,959	20,978	22,068
EBITDA	61,614	52,428	195,259	167,924
Additional Adjustments:
Deferred rent (b)	650	817	2,304	2,132
Stock-based compensation expense (c)	2,300	2,039	6,900	6,462
Expenses related to secondary offerings and completed acquisitions (d)	165	—	511	550
Total adjustments	3,115	2,856	9,715	9,144
Adjusted EBITDA	$64,729	$55,284	$204,974	$177,068

Income from operations	$41,741	$33,046	$136,720	$109,592
Expenses related to secondary offerings and completed acquisitions (d)	165	—	511	550
Adjusted income from operations	$41,906	$33,046	$137,231	$110,142

Net income	$20,558	$15,379	$70,009	$53,141
Income tax expense	10,853	9,272	35,997	30,715
Income before tax	31,411	24,651	106,006	83,856
Stock-based compensation expense (c)	2,300	2,039	6,900	6,462
Amortization of intangible assets (a)	7,224	6,959	20,978	22,068
Expenses related to secondary offerings and completed acquisitions (d)	165	—	511	550
Adjusted income before tax	41,100	33,649	134,395	112,936
Adjusted income tax expense (e)	(14,591)	(12,282)	(47,710)	(41,401)
Adjusted net income	$26,509	$21,367	$86,685	$71,535
Weighted average number of common shares—diluted	61,846,725	67,635,657	62,631,444	67,433,972
Diluted adjusted earnings per common share	$0.43	$0.32	$1.38	$1.06

(a)
Represents amortization of intangible assets, including approximately $5.0 million for the three months ended September 30, 2015 and 2014, respectively, and $14.0 million and $15.0 million for the nine months ended September 30, 2015 and 2014, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008, pursuant to which a wholly owned merger subsidiary of investment funds affiliated with Bain Capital Partners, LLC was merged with and into Bright Horizons Family Solutions Inc.

(b)	Represents rent expense in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(c)	Represents non-cash stock-based compensation expense.

(d)	Represents costs incurred in connection with completed acquisitions and the secondary offerings of common stock in March 2014, May 2015 and August 2015.

(e)	Represents income tax expense calculated on adjusted income before tax at the effective rate of approximately 36% and 37% in 2015 and 2014, respectively.

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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our $100.0 million revolving credit facility, of which we had borrowings of $26.5 million outstanding at September 30, 2015 (none at December 31, 2014).
We had a working capital deficit of $148.5 million and $56.3 million at September 30, 2015 and December 31, 2014, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments and for share repurchases.
The Company's $1.1 billion senior credit facilities consist of $955.0 million in secured term loan facilities and a $100.0 million revolving credit facility. In conjunction with a debt refinancing in January 2013, $790.0 million in senior secured term loans were issued, with the subsequent issuance of $165.0 million in additional term loans in December 2014.
On March 28, 2014, the Board of Directors of the Company approved a $225.0 million repurchase program of its common stock. During the year ended December 31, 2014, the Company repurchased and retired 5.0 million shares of common stock for $221.6 million. On February 4, 2015, the Board of Directors of the Company approved a $250.0 million repurchase program of its common stock. The repurchase program has no expiration date and replaced the prior 2014 authorization, of which $3.4 million remained unused. The Company repurchased 2.1 million shares of common stock for $117.5 million in the nine months ended September 30, 2015. All repurchased shares have been retired.
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
Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$142,263	$121,311
Net cash used in investing activities	$(128,051)	$(53,445)
Net cash (used in) provided by financing activities	$(80,506)	$12,063
Cash and cash equivalents (beginning of period)	$87,886	$29,585
Cash and cash equivalents (end of period)	$21,393	$109,008
Cash Provided by Operating Activities
Cash provided by operating activities was $142.3 million for the nine months ended September 30, 2015, compared to $121.3 million for the same period in 2014. The increase in net income of $16.9 million was largely offset by changes in working capital arising from the timing of payments and collections.
Cash Used in Investing Activities
Cash used in investing activities was $128.1 million for the nine months ended September 30, 2015 and was related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings, as well as investments in acquisitions. The Company acquired 54 centers in the nine months ended September 30, 2015 for $66.7 million. Cash used in investing activities was $53.4 million for the same period in 2014 and primarily related to fixed asset additions. The Company also acquired three centers for $6.5 million in the nine months ended September 30, 2014.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities amounted to $80.5 million for the nine months ended September 30, 2015 compared to cash provided by financing activities of $12.1 million for the same period in 2014. Cash used in financing activities for the nine months ended September 30, 2015 consisted principally of stock repurchases of $117.5 million and principal payments of $7.2 million on our debt, offset by net proceeds of $26.5 million from borrowings under the revolving credit facility, proceeds from the exercise of options to purchase common stock of $7.5 million, proceeds from the issuance and sale of restricted stock of $3.9 million, and the tax benefit of stock-based compensation in the amount of $6.4 million. Cash provided by financing activities for the nine months ended September 30, 2014 consisted principally of proceeds from the exercise of options to purchase common stock of $13.7 million, proceeds from the issuance and sale of restricted stock of $4.7 million, and the tax benefit of stock-based compensation in the amount of $6.9 million, offset by principal payments of $5.9 million on our debt and stock repurchases of $7.2 million.
Debt
Outstanding term loan borrowings were as follows at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Term loans	$932,038	$939,200
Deferred financing costs and original issue discount	(15,351)	(18,023)
Total debt	916,687	921,177
Less current maturities	9,550	9,550
Long-term debt	$907,137	$911,627

The $1.1 billion senior secured credit facilities include the following terms:

•	$955.0 million secured term loan facilities with a maturity date in 2020;

•
$100.0 million revolving credit facility with a maturity date in 2018, of which there were borrowings of $26.5 million outstanding at September 30, 2015, and $73.5 million of the revolving credit facility was available for borrowings.

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
The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at September 30, 2015.

Off-Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Since December 31, 2014, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2015 due to the material weakness in internal control over financial reporting described below.
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
We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. We expect that our remediation efforts will continue through the end of fiscal year 2015 and may continue into fiscal year 2016, although the material weakness will not be considered remediated until our controls are operational for a period of time, tested and management concludes that these controls are operating effectively.
Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of September 30, 2015, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for our remediation efforts described above.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding the Company's repurchases of its common stock during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
July 1, 2015 to July 31, 2015	—	$—	—	$177,356
August 1, 2015 to August 31, 2015	736,542	$60.95	736,542	$132,464
September 1, 2015 to September 30, 2015	—	$—	—	$132,464
	736,542		736,542
(1) On February 4, 2015, the Board of Directors of the Company authorized the repurchase of up to $250.0 million of its common stock. The repurchase program has no expiration date and replaced the prior share repurchase authorization from March 2014. All repurchased shares have been retired. The Company repurchased 0.7 million shares during the three months ended September 30, 2015 primarily in connection with an underwritten secondary offering. The remaining share repurchases during the three months ended September 30, 2015 were open market transactions pursuant to the February 2015 authorization.
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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	November 9, 2015	By:	/s/ David Lissy
David Lissy
Chief Executive Officer