Form 10-K
period 2015-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2016-02-29
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates of Bright Horizons Family Solutions Inc. computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2015 was approximately $2.1 billion.
As of February 19, 2016, there were 59,759,611 outstanding shares of the registrant’s common stock, $0.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, the industries in which we and our partners operate, industry trends, market and leadership position, performance and growth factors, competitive strengths and differentiators, growth strategy and opportunities for expansion, acquisitions and integration, utilization rates, marketing strategies, intellectual property, regulatory compliance, employee relationships, ability to attract new clients, debt and indebtedness, ability to attract key employees, dividend policy, impact of the macroeconomic environment, properties, outcome of litigation and legal proceedings, new center openings, future interest payments, amortization expense, cash flow and use of cash, operating and capital expenditures, cash from operations, fixed asset expenditures, exchange rates, impact of tax benefits, tax rates, tax audits and settlements, credit risk, impact of new accounting pronouncements, repatriation of earnings, insurance and worker's compensation claims, impact of improvements to internal controls, and the material weakness and timing for remediation.
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
Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this Annual Report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments, except as required by law.

PART I
Item 1. Business
Our Company
We are a leading provider of high-quality child care, early education and other services designed to help employers and families better address the challenges of work and family life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of December 31, 2015, we had more than 1,000 client relationships with employers across a diverse array of industries, including more than 140 Fortune 500 companies and more than 80 of Working Mother magazine’s 2015 “100 Best Companies for Working Mothers.” Our service offerings include:

•	Center-based full service child care and early education (representing approximately 85% of our revenue in the year ended December 31, 2015);

•	Back-up dependent care; and

•	Educational advisory services.
We believe we are a provider of choice for each of the solutions we offer. As of December 31, 2015, we operated a total of 932 child care and early education centers across a wide range of customer industries with the capacity to serve approximately 107,000 children in the United States, as well as in the United Kingdom, the Netherlands, Ireland, Canada and India. We have achieved satisfaction ratings of approximately 95% among respondents in our employer and parent satisfaction surveys over each of the past six years and an annual client retention rate of 97% for employer-sponsored centers over each of the past 10 years.
Our History
Since 1986, we have operated child care and early education centers for employers and working families. In 1998, we transformed our business through the merger of Bright Horizons, Inc. and Corporate Family Solutions, Inc., both then Nasdaq-listed companies that were founded in 1986 and 1987, respectively. We were listed on Nasdaq from 1998 to May 2008, when we were acquired by investment funds affiliated with Bain Capital Partners LLC (collectively, the “Sponsor”), which we refer to as our going private transaction. Since then, we have continued to grow through challenging economic times while investing in our future. We have grown our international footprint to become a leader in the center-based child care market in the United Kingdom and have expanded into the Netherlands and India as a platform for further international expansion. In the United States, we have grown our partnerships with employer clients by expanding and enhancing our back-up dependent care services and by developing and growing our educational advisory services. We have invested in new technologies to better support our full suite of services and expanded our marketing efforts with additional focus on maximizing occupancy levels in centers where we can improve our economics with increased enrollment. On January 30, 2013, we completed our initial public offering (the “Offering”) and our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BFAM.”
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
Industry Trends
We believe that the following key factors contribute to growth in the markets for employer-sponsored child care and for back-up dependent care and educational advisory services.
Increasing Participation by Women and Two Working Parent Families in the Workforce. A significant percentage of mothers currently participate in the workforce. In 2014, 64% of mothers with children under the age of 6 participated in the workforce in the United States, according to the Bureau of Labor Statistics. We expect that the number of working mothers and two working parent families will continue to increase over time, resulting in an increase in the need for child care and other work/life services. In 2016, women are expected to earn 54% of all doctorate and professional degrees in the United States, according to a 2011 report by the Families and Work Institute.
Greater Demand for High-Quality Center-Based Child Care and Early Education. We believe that recognition of the importance of early education and consistent quality child care has led to increased demand for higher-quality center-based care. In 1965, 8% of children under the age of 5 with working mothers were enrolled in center-based child care, compared to approximately 24% of such children by 2011, according to data gathered by the U.S. Census Bureau. With the shift towards center-based care, there is an increased focus on the establishment of objective, standards-based methods of defining and measuring the quality of child care, such as accreditation. In a highly fragmented market comprised largely of center operators lacking scale, we believe this trend will favor larger industry participants with the size and capital resources to achieve quality standards on a consistent basis.
Recognized Return on Investment to Employers. Based on studies we have conducted through our Horizons Workforce Consulting practice, we believe that employer sponsors of center-based child care and back-up dependent care services realize strong returns on their investments from reduced turnover and increased productivity. We estimate that users of our back-up dependent care services have been able to work, on average, six days annually that they otherwise would have missed due to breakdowns in child care arrangements. Additionally, according to a 2015 survey of our clients, 92% of respondents reported that access to dependable back-up dependent care helps them to focus on work and be more productive. We believe that this return on investment for employers will result in additional growth in employer-sponsored back-up dependent care services.
Growing Global Demand for Child Care and Early Education Services. We expect that a long-term shift to service-based economies and an increasing emphasis on education by government and families will contribute to further growth in the global child care and early education market as well as the developing markets for back-up dependent care and educational advisory services. In addition, in certain countries in which we operate, public policy decisions have facilitated increased demand for child care and early education services. In 2006, the United Kingdom instituted a 10 year plan to make child care more accessible and more affordable for all parents. In the Netherlands, a 2005 child care law increased the demand for child care and early education services by making child care more affordable for working families and thereby encouraging women to return to the workforce.
Our Competitive Strengths
Market Leading Service Provider
We believe we are the leader in the markets for employer-sponsored center-based child care and back-up dependent care, and that the breadth, depth and quality of our service offerings—developed over a successful 30-year history—represent significant competitive advantages. We have approximately six times more employer-sponsored centers in the United States than our closest competitor, according to Child Care Information Exchange’s 2010 Employer Child Care Trend Report. We believe the broad geographic reach of our child care centers, with targeted clusters in areas where we believe demand is generally higher and where income demographics are attractive, provides us with an effective platform to market our services to current and new clients.
Collaborative, Long-term Relationships with Diverse Customer Base
We have more than 1,000 client relationships with employers across a diverse array of industries, including more than 140 of the Fortune 500 companies, with our largest client contributing less than 2% of our revenue in fiscal 2015 and our largest 10 clients representing less than 10% of our revenue in the same year. Our business model emphasizes multi-year employer sponsorship contracts where our clients typically fund the development of new child care centers at or near to their worksites and frequently support the ongoing operations of these centers.
Our multiple touch points with both employers and employees give us unique insight into the corporate culture of our clients. This enables us to identify and provide innovative and tailored solutions to address our clients’ specific work/life needs. In addition to full service center-based care, we provide access to a multi-national back-up dependent care network and educational advisory support, allowing us to offer various combinations of services to best meet the needs of specific clients or specific locations for a single client. We believe our tailored, collaborative approach to employer-sponsored child care has resulted in an annual client retention rate for employer-sponsored centers of approximately 97% over each of the past ten years.
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
Market Leading People Practices
Our ability to deliver consistently high-quality care, education and other services is directly related to our ability to attract, retain and motivate our highly skilled workforce. We have consistently been named as a top employer by third-party sources in the United States, the United Kingdom and the Netherlands, including being named as one of the “100 Best Places to Work in America” by Fortune Magazine 16 times.
We believe the education and experience of our center leaders and teachers exceed the industry average. In addition to recurring in-center training and partial tuition reimbursement for continuing education, we have developed a training program that establishes standards for our teachers as well as an in-house online training academy, which allows our employees to earn nationally-recognized child development credentials.
Capital Efficient Operating Model Provides Platform for Growth, with Attractive Economics
We have achieved uninterrupted year-over-year revenue and adjusted EBITDA growth for each of the last 14 years despite broader macro-economic fluctuations. With employer sponsors funding the majority of the capital required for new centers developed on their behalf, we have been able to grow our business with limited capital investment, which has contributed to strong cash flows from operations.
Proven Acquisition Track Record
We have an established acquisition team to pursue potential targets using a proven framework to effectively evaluate potential transactions with the goal of maximizing our return on investment while minimizing risk. Since 2006, and as of December 31, 2015, we have completed acquisitions of 299 child care centers in the United States, the United Kingdom and the Netherlands, as well as providers of back-up dependent care services and educational advisory services in the United States.
Our Growth Strategy
We believe that there are significant opportunities to continue to grow our business globally and expand our leadership position by continuing to execute on the following strategies.
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

•
Cross-Sell and Expand Services to Existing Employer Clients. We believe there is a significant opportunity to increase the number of our clients that use more than one of our services, and to expand the services we provide to existing clients.

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

Increase Utilization at Existing Centers
We believe that our mature profit and loss centers (centers that have been open for more than three years, as more fully described below) are currently operating at utilization levels below our target run rate, in part due to a general deterioration in economic condition from 2008 to 2010. Utilization rates at our mature profit and loss centers stabilized in 2010 and have grown since. We expect to further close the gap between current utilization rates and our target run rate over the next few years.
Selectively Add New Lease/Consortium Centers and Expand Through Selective Acquisitions
We have typically added approximately fifteen new lease/consortium centers (as more fully described below) annually for the past three years, focusing on urban or city surrounding markets where demand is generally higher and where income demographics are generally more supportive of a new center. In addition, we have a long track record of successfully completing and integrating selective acquisitions. The domestic and international markets for child care and other family support services remain highly fragmented. We will therefore continue to seek attractive opportunities both for center acquisitions and the acquisition of complementary service offerings.
Our Operations
Our primary reporting and operating segments are full-service center-based child care services and back-up dependent care services. Full-service center-based child care includes traditional center-based child care, preschool and elementary education. Back-up dependent care includes center-based back-up child care, in-home care, mildly-ill child care and adult/elder care. Our remaining operations, including our educational advisory services, are included in other educational advisory services.
The following table sets forth our segment information as of the dates and for the periods indicated. Additional segment information is included in Note 16, "Segment and Geographic Information," included in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	Full Service Center-Based Child Care Services	Back-up Dependent Care Services	Other Educational Advisory Services	Total
	(In thousands, except percentages)
Year ended December 31, 2015
Revenue	$1,236,762	$181,574	$40,109	$1,458,445
As a percentage of total revenue	85%	12%	3%	100%
Income from operations	$115,149	$56,891	$9,562	$181,602
As a percentage of total income from operations	64%	31%	5%	100%
Year ended December 31, 2014
Revenue	$1,156,661	$162,886	$33,452	$1,352,999
As a percentage of total revenue	86%	12%	2%	100%
Income from operations	$92,229	$49,317	$5,374	$146,920
As a percentage of total income from operations	63%	33%	4%	100%
Year ended December 31, 2013
Revenue	$1,049,854	$144,432	$24,490	$1,218,776
As a percentage of total revenue	86%	12%	2%	100%
Income from operations	$67,287	$39,710	$2,037	$109,034
As a percentage of total income from operations	62%	36%	2%	100%
Full-Service Center-Based Child Care Services
We provide our center-based child care services under two general business models: a profit and loss (“P&L”) model, where we assume the financial risk of operating a child care center; and a cost-plus model, where we are paid a fee by an employer client for managing a child care center on a cost-plus basis. The P&L model is further classified into two subcategories:

•	a sponsor model, where we provide child care and early education services on either an exclusive or priority enrollment basis for the employees of a specific employer sponsor; and

•
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
Tuition paid by families varies depending on the age of the child, the child's attendance schedule, the geographic location and the extent to which an employer sponsor subsidizes tuition. Based on a sample of 320 of our child care and early education centers, the average tuition rate at our centers in the United States is $1,775 per month for infants (typically ages three to sixteen months), $1,625 per month for toddlers (typically ages sixteen months to three years) and $1,300 per month for preschoolers (typically ages 3 to 5 years). Tuition at most of our child care and early education centers is payable in advance and is due either monthly or weekly. In many cases, families can pay tuition through payroll deductions or through Automated Clearing House withdrawals.
Revenue per center typically averages between $1.5 million and $1.7 million at our centers in North America, and averages between $0.9 million and $1.4 million at our centers in Europe, primarily due to the larger average size of our centers in North America. Gross margin at our centers typically averages between 20% and 25%, with our cost-plus model centers typically at the lower end of that range and our lease/consortium centers at the higher end.
Cost of services consists of direct expenses associated with the operation of child care and early education primarily comprised of payroll and benefits for personnel, food costs, program supplies and materials, parent marketing and facilities costs, which include depreciation. Personnel costs are the largest component of a center’s operating costs and comprise approximately 70% of a center’s operating expenses. In a P&L model center, we are often responsible for additional costs that are typically paid or provided directly by a client in centers operating under the cost-plus model, such as facilities costs. As a result, personnel costs in centers operating under P&L models will often represent a smaller percentage of overall costs when compared to centers operating under cost-plus models.
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
Back-Up Dependent Care Services
We provide back-up dependent care services through our full-service centers or our dedicated back-up centers, as well as through our Back-Up Care Advantage (“BUCA”) program. BUCA offers access to a contracted network of in-home care agencies and approximately 3,000 center-based providers in locations where we do not otherwise have centers with available capacity.
Our back-up dependent care division is led by an Executive Vice President of Operations, with a Senior Vice President leading the BUCA program and a Divisional Vice President leading back-up center operations. The dedicated back-up centers that we operate are organized in a similar structure to full-service centers, with Regional Managers overseeing approximately six to eight centers each and with center-based administrative teams that mirror the administrative teams in full-service centers. The dedicated back-up centers are either exclusive to a single employer or are consortium centers that have multiple employer sponsors, as well as uses from the BUCA program. Care is arranged through a 24 hours-a-day contact center, online or via our mobile application, allowing employees to reserve care in advance or at the last minute. We operate our own contact center in Broomfield, Colorado, which is overseen by the Senior Vice President responsible for BUCA, and contract with additional contact centers located in Durham, North Carolina, and Chicago, Illinois, to complement our ability to handle demand fluctuations and to provide seamless service 24 hours a day.
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
Educational Advisory Services
Our educational advisory services consist of our EdAssist and College Coach services. Educational advisory services revenue is comprised of fees or subsidies paid by employer clients, as well as co-payments or retail fees collected from users at the point of service. Cost of services consist of personnel and direct service costs of the contact centers, and other expenses related to the coordination and delivery of advisory and counseling services.
EdAssist. EdAssist provides tuition reimbursement administration for corporate clients. Administration services are provided through a proprietary software system for processing and data analytics, as well as a team of compliance professionals who audit employee reimbursements. We also provide educational advising to client employees on a one-on-one basis through our team of advisors, who help employees make better decisions regarding their education. Customer service is also provided through contact centers in Broomfield, Colorado and Durham, North Carolina. The EdAssist services derive revenue directly from fees paid by employer sponsors under contracts that are typically three years in length. The EdAssist division is managed by a Vice President and a General Manager who have responsibility for the growth and profitability of this division.
College Coach. College Coach provides college advisory services through our team of educators, all of whom have experience working at senior levels in admissions or financial aid at colleges and universities. We work with employer clients who offer these services as a benefit to their employees, and we also provide these services directly to families on a retail basis. We have 10 College Coach offices in the United States, located primarily in metropolitan areas, where we believe the demand for these services is greatest. College Coach derives revenue mainly from employer clients who contract with us for an agreed upon number of workshops, access to our proprietary online learning center and individual counseling. The College Coach division is managed by a Senior Vice President who has responsibility for the growth and profitability of this division.
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

	North America	Europe	Total
	(In thousands, except percentages)
Year ended December 31, 2015
Revenue	$1,182,629	$275,816	$1,458,445
As a percentage of total revenue	81%	19%	100%
Long-lived assets, net	$308,469	$121,267	$429,736
As a percentage of total fixed assets, net	72%	28%	100%
Year ended December 31, 2014
Revenue	$1,074,951	$278,048	$1,352,999
As a percentage of total revenue	79%	21%	100%
Long-lived assets, net	$277,971	$120,976	$398,947
As a percentage of total fixed assets, net	70%	30%	100%
Year ended December 31, 2013
Revenue	$980,537	$238,239	$1,218,776
As a percentage of total revenue	80%	20%	100%
Long-lived assets, net	$260,483	$130,411	$390,894
As a percentage of total fixed assets, net	67%	33%	100%
Our international business primarily consists of child care centers throughout the United Kingdom and the Netherlands and is overseen by a Senior Vice President. As of December 31, 2015, we had a total of 240 centers in Europe and 692 centers in North America.
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
We also have a direct-to-consumer, or parent, marketing department that supports parent enrollment efforts through the development of marketing programs, including the preparation of promotional materials. The parent marketing team is organized on both a centralized and regional basis and works with center directors and our contact centers to build enrollment. New enrollment is generated by word of mouth, print advertising, direct mail campaigns, digital marketing, parent referral programs and business outreach. Individual centers may receive assistance from employer sponsors, who often provide access to channels of internal communication, such as e-mail, websites, intranets, mailing lists and internal publications. In addition, many employer sponsors promote the child care and early education center as an important employee benefit.
Competition
We believe that we are a leader in the markets for employer-sponsored center-based child care and back-up dependent care. We maintain approximately six times more market share in the United States than our closest competitors who provide employer-sponsored center-based child care. The market for child care and early education services is highly fragmented, and we compete for enrollment and for sponsorship of child care and early education centers with a variety of other businesses including large community-based child care companies, regional child care providers, family day care (operated out of the caregiver’s home), nannies, for-profit and not-for-profit full- and part-time nursery schools, private schools and public elementary schools, and not-for-profit and government-funded providers of center-based child care. Our principal competitors for employer-sponsored centers include KinderCare Education, New Horizons Academy, Childbase and Busy Bees in the United States and the United Kingdom. Competition for back-up dependent care and educational advising comes from some of these same competitors in addition to employee assistance programs, payment processors and smaller work/life companies. In addition, we compete for enrollment on a center-by-center basis with some of the providers named above, along with many local and national providers, such as Learning Care Group, Goddard Schools, Primrose Preschools, Asquith Day Nurseries, The Co-operative Childcare, Smallsteps, and Partou in the United States, the United Kingdom and the Netherlands.
We believe that the key factors in the competition for enrollment are quality of care, site convenience and cost. We believe that many center-based child care providers are able to offer care at lower prices than we do by utilizing less intensive adult-to-child ratios and offering their staff lower compensation and limited or less affordable benefits. While our tuition levels are generally higher than our competitors, we compete primarily based on the convenience of a work-site location and a higher level of program quality. In addition, many of our competitors may have access to greater financial resources (such as access to government funding or other subsidies), or may benefit from broader name recognition (such as established regional providers) or comply, or are required to comply, with fewer or less costly health, safety, and operational regulations than those with which we comply (such as the more limited health, safety and operational regulatory requirements typically applicable to family day care operations in caregivers’ homes).We believe that our primary focus on employer clients and track record for achieving and maintaining high-quality standards distinguishes us from our competitors. We believe we are well-positioned to continue attracting new employer sponsors due to our extensive service offerings, established reputation, position as a quality leader and track record of serving major employer sponsors for 30 years.
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
Employees
As of December 31, 2015, we had approximately 26,000 employees (including part-time and substitute teachers), of whom approximately 1,500 were employed at our corporate, divisional and regional offices, and the remainders of whom were employed at our child care and early education centers. Child care and early education center employees include teachers and support personnel. The total number of employees includes approximately 6,000 employees working outside of the United States. We conduct annual surveys to assess employee satisfaction and can adjust programs, benefits offerings, trainings, communications and other support to meet employee needs and enhance retention. We have a long track record of being named a “Best Place to Work” by Fortune Magazine in the United States and more recently in the United Kingdom, Ireland and the Netherlands based largely upon employee responses to surveys. None of our employees are represented by a labor union and we believe our relationships with our employees are good.
Facilities
Our child care and early education centers are primarily operated at work-site locations and vary in design and capacity in accordance with employer sponsor needs and state and local regulatory requirements. Our North American child care and early education centers typically have an average capacity of 127 children. Our locations in Europe and India have an average capacity of 79 children. As of December 31, 2015, our child care and early education centers had a total licensed capacity of approximately 107,000 children, with the smallest center having a capacity of 12 children and the largest having a capacity of approximately 523 children.
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
Available Information
The Company files or furnishes all required reports with the Securities and Exchange Commission (“SEC”). We make available, free of charge, on our corporate website www.brighthorizons.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information filed with the SEC is also available at www.sec.gov. References to these websites do not constitute incorporation by reference of the information contained therein and should not be considered part of this document.
Item 1A. Risk Factors
Risks Related to Our Business and Industry
Changes in the demand for child care and other dependent care services, which may be negatively affected by economic conditions, may affect our operating results.
Our business strategy depends on employers recognizing the value in providing employees with child care and other dependent care services as an employee benefit. The number of employers that view such services as cost-effective or beneficial to their workforces may not continue to grow or may diminish. In addition, demographic trends, including the number of two working parent or working single parent families in the workforce, may not continue to lead to increased demand for our services. Such changes could materially and adversely affect our business and operating results.
Even among employers that recognize the value of our services, demand may be adversely affected by general economic conditions. For example, during the 2008-2010 recession, we believe sustained uncertainty in U.S. and global economic conditions and persistently high unemployment domestically resulted in reduced enrollment levels at our mature P&L centers, and enrollment remains below pre-recession levels. Should the economy experience additional or prolonged weakness, employer clients may reduce or eliminate their sponsorship of work and family services, and prospective clients may not commit resources to such services. In addition, a reduction in the size of an employer’s workforce could negatively impact the demand for our services and result in reduced enrollment or failure of our employer clients to renew their contracts. A deterioration of general economic conditions may adversely impact the need for our services because out-of-work parents may diminish or discontinue the use of child care services, or be unwilling to pay tuition for high-quality services. Additionally, we may not be able to increase tuition at a rate consistent with increases in our operating costs. If demand for our services were to decrease, it could disrupt our operations and have a material adverse effect on our business and operating results.
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
We have a significant amount of indebtedness from the issuance of our term loans and borrowings on our revolving credit facility. Information on our debt is included in "Management's Discussion and Analysis" in Item 7 of Part II of this Annual Report and Note 9 in our consolidated financial statements in Item 8 of Part II of this Annual Report. Our high level of debt could have important consequences, including:

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
In addition, the borrowings under our senior secured credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. Assuming all amounts under our senior secured credit facilities are fully drawn, a 100 basis point change in interest rates would result in a $11.4 million change in annual interest expense on our indebtedness under our senior secured credit facilities (subject to our base rate and LIBOR floors, as applicable). While we may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
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
A breach of the covenants under the credit agreement governing our senior secured credit facilities, or any replacement facility, could result in an event of default unless we obtain a waiver to avoid such default. If we are unable to obtain a waiver, we may suffer adverse effects on our operations, business and financial condition, and such a default may allow the creditors to accelerate the related debt and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
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
The growth of our business may be adversely affected if we do not implement our growth strategies successfully.
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
If the international markets in which we compete are affected by changes in political, social, legal, economic or other factors, our business and operating results may be materially and adversely affected. As of December 31, 2015, we had 242 centers located in five foreign countries; therefore, we are subject to inherent risks attributed to operating in a global economy. Our international operations may subject us to additional risks that differ in each country in which we operate, and such risks may negatively affect our results. The factors impacting the international markets in which we operate may include changes in laws and regulations affecting the operation of child care centers, the imposition of restrictions on currency conversion or the transfer of funds or increases in the taxes paid and other changes in applicable tax laws.
In addition, instability in European financial markets or other events could cause fluctuations in exchange rates that may affect our revenues. Most of our revenues, costs and debts are denominated in U.S. dollars. However, revenues and costs from our operations outside of the United States are denominated in the currency of the country in which the center is located, and these currencies could become less valuable as a result of exchange rate fluctuations. The current economic challenges in Europe and related European financial stabilization efforts may cause the value of the European currencies, including the British pound and the Euro, to further deteriorate. Market perceptions concerning this and related issues could adversely affect the value of our Euro- and British pound-denominated assets. Unfavorable currency fluctuations as a result of this and other market forces could result in a reduction in our revenues and net earnings, which in turn could materially and adversely affect our business and operating results.
Because our success depends substantially on the value of our brands and reputation as a provider of choice, adverse publicity could impact the demand for our services.
Adverse publicity concerning reported incidents or allegations of physical or sexual abuse or other harm to a child at any child care center, whether or not directly relating to or involving Bright Horizons, could result in decreased enrollment at our child care centers, termination of existing corporate relationships or inability to attract new corporate relationships, or increased insurance costs, all of which could adversely affect our operations. Brand value and our reputation can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in substantial litigation. These incidents may arise from events that are beyond our ability to control and may damage our brands and reputation, such as instances of physical or sexual abuse or actions taken (or not taken) by one or more center managers or teachers relating to the health, safety or welfare of children in our care. In addition, from time to time, customers and others make claims and take legal action against us. Whether or not customer claims or legal action have merit, they may adversely affect our reputation and the demand for our services. Demand for our services could diminish significantly if any such incidents or other matters erode consumer confidence in us or our services, which would likely result in lower sales, and could materially and adversely affect our business and operating results. Any reputational damage could have a material adverse effect on our brand value and our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
As further described in Item 9A of this Annual Report on Form 10-K, in the course of completing its assessment of internal control over financial reporting as of December 31, 2014, management identified a material weakness in its internal control over financial reporting related to information technology general controls, which material weakness has not been remediated as of December 31, 2015. As a result, management has concluded that, because of this material weakness in internal control over financial reporting, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2015.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.
While the Company has implemented a number of remediation efforts over the course of 2015 with respect to the identified deficiencies, as of the date of filing of this Annual Report on Form 10-K, we have not remediated the identified material weakness. If we fail to complete the remediation of this material weakness in our internal control, or after having remediated such material weakness, thereafter fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or stockholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on this material weakness and we may be subject to negative reactions from stockholders and others with whom we do business. Further, we may not be able to remediate the material weakness in a timely manner and our management may be required to devote significant time and expense to remediate the material weakness. In addition, continued or future failure to maintain adequate internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will not conclude in the future that this material weakness continues to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.
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
Our success depends on the efforts, abilities and continued services of our executive officers and other key employees. We believe future success will depend upon our ability to continue to attract, motivate and retain highly-skilled managerial, sales and marketing, divisional, regional and child care and early education center director personnel. Failure to retain our leadership team and attract and retain other important personnel could lead to disruptions in management and operations, which could affect our business and operating results.
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
For various operational needs, we collect and store certain personal information from our clients, the families and children we serve, and our employees, including credit card information, which may expose us to increased risk of privacy and/or security breaches.  We utilize third-party vendors and electronic payment methods to process and store some of this information.  While we have policies and practices that protect our data, failure of these systems to operate effectively or a compromise in the security of our systems that results in unauthorized persons or entities obtaining personal information could materially and adversely affect our reputation and our operations, operating results, and financial condition. In addition, breaches in our data security, that of our affiliates or other third-parties, could expose us to risks of data loss or inappropriate disclosure of confidential or proprietary information, litigation or the imposition of penalties against us, liability, and could result in a disruption of our operations. Any relating negative publicity could significantly harm our reputation and could materially and adversely affect our business and operating results.
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
Our tax rate is dependent on a number of factors, a change in any of which could impact our future tax rates and net income.
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
Since our initial public offering in January 2013, the price of our common stock, as reported on the New York Stock Exchange, has ranged from a low of $27.50 on January 25, 2013 to a high of $70.59 on February 1, 2016. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere herein and others such as:

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
Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.
Pursuant to our restated bylaws, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.
There may be sales of a substantial amount of our common stock by our current stockholders, and these sales could cause the price of our common stock to fall.
As of February 19, 2016, there were 59,759,611 shares of common stock outstanding. Approximately 28.2% of our outstanding common stock is beneficially owned by investment funds affiliated with the Sponsor and our officers and directors.
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
In addition to the Sponsor’s beneficial ownership of a substantial percentage of our common stock, our certificate of incorporation and restated by-laws and Delaware law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and limitations on actions by our stockholders. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Sponsor. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.
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
As of February 19, 2016, investment funds affiliated with the Sponsor beneficially owned approximately 27.6% of our outstanding common stock. For as long as the Sponsor continues to control a substantial percentage of the voting power of our common stock, it will be able to direct the election of all of the members of our board of directors and could also have some influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease approximately 86,000 square feet of office space for our corporate headquarters in Watertown, Massachusetts under an operating lease that expires in 2020, with two 10 year renewal options. We also lease approximately 32,800 square feet for our contact center in Broomfield, Colorado, as well as spaces for regional administrative offices including locations in Rushden and London in the United Kingdom, and Amsterdam, in the Netherlands.
As of December 31, 2015, we operated 932 child care and early education centers in 41 U.S. states and the District of Columbia, Puerto Rico, the United Kingdom, Canada, Ireland, the Netherlands and India, of which 82 were owned, with the remaining centers being operated under leases or operating agreements. The leases typically have initial terms ranging from 10 to 15 years with various expiration dates, often with renewal options. The following table summarizes the locations of our child care and early education centers as of December 31, 2015:

Location	Number of Centers
United States:
Alabama	3
Alaska	1
Arizona	10
California	72
Colorado	15
Connecticut	19
Delaware	5
District of Columbia	20
Florida	33
Georgia	24
Illinois	48
Indiana	7
Iowa	8
Kentucky	6
Louisiana	3
Maine	1
Maryland	13
Massachusetts	63
Michigan	13
Minnesota	8
Mississippi	1
Missouri	6
Montana	3
Nebraska	4
Nevada	5
New Hampshire	4
New Jersey	47
New York	49
North Carolina	19
Ohio	9
Oklahoma	3
Pennsylvania	60
Puerto Rico	1
Rhode Island	1
South Carolina	4
South Dakota	2
Tennessee	6

Location	Number of Centers
Texas	35
Utah	2
Virginia	21
Washington	26
West Virginia	1
Wisconsin	9
Total United States	690
Canada	2
Ireland	5
United Kingdom	205
Netherlands	29
India	1
Total number of centers	932
We believe that our properties are generally in good condition, are adequate for our operations, and meet or exceed the regulatory requirements for health, safety and child care licensing established by the governments where they are located.
Item 3. Legal Proceedings
We are, from time to time, subject to claims and suits arising in the ordinary course of business. Such claims have in the past generally been covered by insurance. We believe the outcome of such pending legal matters will not have a material adverse effect on our financial position, results of operations or cash flows, although we cannot predict the ultimate outcome of any such actions. Furthermore, there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims brought against us.
Item 4. Mine Safety Disclosures
None.

Executive Officers of the Registrant
Set forth below is certain information about our executive officers. Ages are as of December 31, 2015.
David H. Lissy, age 50, has served as a director of the Company since 2001 and as Chief Executive Officer of the Company since January 2002. Mr. Lissy served as Chief Development Officer of the Company from 1998 until January 2002. He also served as Executive Vice President from June 2000 to January 2002. He joined Bright Horizons in August 1997 and served as Vice President of Development until the merger with CorporateFamily Solutions, Inc. in July 1998. Prior to joining Bright Horizons, Mr. Lissy served as senior vice president/general manager at Aetna U.S. Healthcare in the New England region. Prior to that Mr. Lissy held a similar role at US Healthcare, Inc. prior to that company’s acquisition by Aetna. Mr. Lissy currently serves on the boards of the March of Dimes, Altegra Health, Jumpstart and Ithaca College.
Mandy Berman, age 45, has served as the Executive Vice President and Chief Administrative Officer of the Company since January 2016.  From January 2014 until December 2015, Ms. Berman served as Executive Vice President, Back-up and Global Operations and, from September 2005 to December 2013, she served as Vice President, Back-up Care Operations and then Senior Vice President, Back-up Care Operations.  Ms. Berman joined Bright Horizons through the acquisition of ChildrenFirst, Inc. in 2005 and was made Vice President of Special Projects.  Prior to joining Bright Horizons, Ms. Berman was part of the founding team for Project Achieve, a provider of management information systems for charter and public schools, and was a management consultant for the Parthenon Group.
Elizabeth J. Boland, age 56, has served as Chief Financial Officer of the Company since June 1999. Ms. Boland joined Bright Horizons in September 1997 and served as Chief Financial Officer and, subsequent to the merger between Bright Horizons and CorporateFamily Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. From 1994 to 1997, Ms. Boland was chief financial officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as vice president-finance for Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. From 1981 to 1990, she worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager.
Mary Lou Burke Afonso, age 51, has served as Chief Operating Officer, North America Center Operations of the Company since January 2016 and is a 20-year veteran of the Company.  Ms. Burke Afonso served as the Company’s Executive Vice President of North America Center Operations from January 2014 until December 2015 and, from January 2005 to December 2013, she served as Senior Vice President, Client Relations. Prior to that she has served as in a variety of leadership positions in Finance, Center Operations, Business Operations, Client Relations, and College Coach.   Prior to joining Bright Horizons in 1995, Ms. Burke Afonso served as the French controller for BOSE Corporation in France and controller of their retail division in the U.S.  She also worked on the audit staff at Price Waterhouse, LLP in Boston.
Stephen I. Dreier, age 73, has served as Executive Vice President and Secretary of the Company since January 2016. He joined Bright Horizons as Vice President and Chief Financial Officer in August 1988 and became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as Bright Horizons’ Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer. Mr. Dreier served as Chief Administrative Officer of the Company from 1997 until December 2015. From 1976 to 1988, Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company.
Danroy T. Henry, Sr., age 49, has served as the Chief Human Resource Officer since December 2007. Mr. Henry joined Bright Horizons in May 2004 as the Senior Vice President of Global Human Resources. From 2001 to 2004, Mr. Henry was the executive vice president for FleetBoston Financial where he had responsibility for the metropolitan Boston consumer banking market. Prior to 2001, Mr. Henry served roles in human resources management at Blinds To Go Superstores, Staples, Inc. and Pepsi Cola Company. Mr. Henry is the past board chair of the North East Human Resources Association and has served on the board of the Society of Human Resource management foundation. He currently sits on the board of directors of Limeade, a private company, and is also the chair and co-founder of the DJ Dream Fund.
Stephen H. Kramer, age 45, has served as President of the Company since January 2016. Mr. Kramer served as the Chief Development Officer from January 2014 until December 2015 and as Senior Vice President, Strategic Growth & Global Operations from January 2010 until December 2013. He served as Managing Director, Europe based in the United Kingdom from January 2008 until December 2009. He joined Bright Horizons in September 2006 through the acquisition of College Coach, which he cofounded and led for eight years. Previously he was an Associate at Fidelity Ventures, the venture capital arm of Fidelity Investments and a consultant with Arthur D. Little.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
Our common stock has been listed on the NYSE under the symbol “BFAM” since January 25, 2013. Prior to that time, there was no public market for our common stock. The following tables set forth the high and low sales prices of our common stock for each of the fiscal quarters ended March 31, June 30, September 30 and December 31 for the past two fiscal years as reported on the NYSE.

	High	Low
2015:
First quarter	$53.19	$43.77
Second quarter	$60.00	$48.89
Third quarter	$66.52	$56.76
Fourth quarter	$69.09	$59.85

	High	Low
2014:
First quarter	$40.05	$35.65
Second quarter	$44.16	$36.98
Third quarter	$43.78	$39.66
Fourth quarter	$47.30	$40.60
As of February 19, 2016, there were 25 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
October 1, 2015 to October 31, 2015	—	$—	—	$132,464
November 1, 2015 to November 30, 2015	165,700	$63.11	165,700	$122,007
December 1, 2015 to December 31, 2015	1,707	$63.02	1,707	$121,899
	167,407		167,407

(1)
On February 4, 2015, the board of directors of the Company approved a $250.0 million repurchase program of its common stock. The repurchase program has no expiration date and replaced the prior share repurchase authorization from March 28, 2014. The Company repurchased approximately 0.2 million shares during the three months ended December 31, 2015 primarily in connection with an underwritten secondary offering. The remaining share repurchases during the three months ended December 31, 2015 were open market transactions pursuant to the February 4, 2015 authorization. All repurchased shares have been retired.

Equity Compensation Plans
The following table provides information as of December 31, 2015 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,256,369	$24.26	2,860,860
Equity compensation plans not approved by security holders	—	—	—
Total	4,256,369	$24.26	2,860,860

(1)	The amount also includes 15,066 shares that may be issued upon the settlement of restricted stock units. The restricted stock units are excluded from the weighted average exercise price calculation.
Performance Graph
The following performance graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933. as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the total return to stockholders on our common stock from January 25, 2013, the date our stock became listed on the NYSE, through December 31, 2015, relative to the total return of the following:

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
The stock price performance shown in the graph is not necessarily indicative of future performance.

	January 25, 2013	December 31, 2013	December 31, 2014	December 31, 2015
Bright Horizons Family Solutions Inc.	$100.00	$129.73	$166.00	$235.88
NYSE Composite Index	$100.00	$119.71	$127.92	$122.82
Peer Group	$100.00	$136.30	$140.42	$135.25
Item 6. Selected Financial Data
The following table sets forth our selected historical consolidated financial data for the periods indicated, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing in Part II, Item 8 of this Annual Report on Form 10-K. The selected historical financial data has been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share data)
Consolidated Statement of Income Data:
Revenue	$1,458,445	$1,352,999	$1,218,776	$1,070,938	$973,701
Cost of services	1,100,690	1,039,397	937,840	825,168	766,500
Gross profit	357,755	313,602	280,936	245,770	207,201
Selling, general and administrative expenses	148,164	137,683	141,827	123,373	92,938
Amortization of intangible assets	27,989	28,999	30,075	26,933	27,427
Income from operations	181,602	146,920	109,034	95,464	86,836
Gains from foreign currency transactions	—	—	—	—	835
Loss on extinguishment of debt (1)	—	—	(63,682)	—	—
Interest income	163	103	85	152	824
Interest expense	(41,609)	(34,709)	(40,626)	(83,864)	(82,908)
Net interest expense and other	(41,446)	(34,606)	(104,223)	(83,712)	(81,249)
Income before income taxes	140,156	112,314	4,811	11,752	5,587
Income tax (expense) benefit	(46,229)	(40,279)	7,533	(3,243)	(825)
Net income	93,927	72,035	12,344	8,509	4,762
Net (loss) income attributable to non-controlling interest	—	—	(279)	347	3
Net income attributable to Bright Horizons Family Solutions Inc.	$93,927	$72,035	$12,623	$8,162	$4,759
Accretion of Class L preference	—	—	—	79,211	71,568
Accretion of Class L preference for vested options	—	—	—	5,436	1,274
Net income (loss) available to common shareholders	$93,927	$72,035	$12,623	$(76,485)	$(68,083)
Allocation of net income (loss) to common shareholders:
Class L—basic and diluted	$—	$—	$—	$79,211	$71,568
Common stock—basic	$93,287	$71,755	$12,623	$(76,485)	$(68,083)
Common stock—diluted	$93,303	$71,761	$12,623	$(76,485)	$(68,083)
Earnings (loss) per share:
Class L—basic and diluted	$—	$—	$—	$59.73	$54.33
Common stock—basic	$1.53	$1.09	$0.20	$(12.62)	$(11.32)
Common stock—diluted	$1.50	$1.07	$0.20	$(12.62)	$(11.32)
Weighted average shares outstanding: (2)
Class L—basic and diluted	—	—	—	1,326,206	1,317,273
Common stock—basic	60,835,574	65,612,572	62,659,264	6,058,512	6,016,733
Common stock—diluted	62,360,778	67,244,172	64,509,036	6,058,512	6,016,733
Consolidated Balance Sheet Data (at period end):
Total cash and cash equivalents	$11,539	$87,886	$29,585	$34,109	$30,448
Total assets (3)	2,150,541	2,141,076	2,102,670	1,916,108	1,771,164
Total liabilities, excluding debt (3)	507,722	468,940	449,310	401,125	389,986
Total debt, including current maturities	915,211	921,177	764,223	906,643	799,257
Total redeemable non-controlling interest	—	—	—	8,126	15,527
Class L common stock	—	—	—	854,101	772,422
Total stockholders’ equity (deficit)	727,608	750,959	889,137	(253,887)	(206,028)

(1)	The Company recognized a loss on the extinguishment of debt in the year ended December 31, 2013 in relation to its debt refinancing on January 30, 2013.

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

(3)
The Balance Sheet Data table above reflects the early adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The adoption of ASU 2015-17 resulted in all current deferred tax assets and current deferred tax liabilities being reported as non-current in 2015, while prior period deferred tax assets and deferred tax liabilities were not adjusted.

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
Overview
We are a leading provider of high-quality child care and early education as well as other services that are designed to help employers and families better address the challenges of work and life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of December 31, 2015, we had more than 1,000 client relationships with employers across a diverse array of industries, including more than 140 Fortune 500 companies and more than 80 of Working Mother magazine’s 2015 “100 Best Companies for Working Mothers.”
At December 31, 2015, we operated 932 child care and early education centers, consisting of 692 centers in North America and 240 centers in Europe and India. We have the capacity to serve approximately 107,000 children in 41 states, the District of Columbia, the United Kingdom, Puerto Rico, Canada, Ireland, the Netherlands and India. We seek to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence. Our North American child care and early education centers have an average capacity of 127 children per location, while the centers in Europe and India have an average capacity of 79 children per location.

We operate centers for a diverse group of clients. At December 31, 2015, we managed child care centers on behalf of single employers in the following industries and also managed lease/consortium locations in approximately the following proportions:

	Percentage of Centers
Classification	North America	Europe
Single employer locations:
Consumer	7.5%	2.5%
Financial Services	7.5	2.5
Government	9.0	5.0
Higher Education	8.5	5.0
Healthcare and Pharmaceuticals	20.0	5.0
Industrial/Manufacturing	2.5	2.5
Professional Services and Other	10.0	—
Technology	5.0	2.5
	70.0	25.0
Lease/consortium locations	30.0	75.0
	100.0%	100.0%
Segments
Our primary reporting segments are full service center-based care services and back-up dependent care services. Full service center-based care includes center-based child care, preschool and elementary education. Back-up dependent care includes center-based back-up child care, in-home well child care, in home mildly ill child care and adult/elder care. Our remaining business services are included in the other educational advisory services segment, which includes our college preparation and admissions advisory services as well as tuition reimbursement administration and educational advising services.
Center Models
We operate our centers under two principal business models, which we refer to as profit & loss (“P&L”) and cost-plus. Approximately 75% of our centers operate under the P&L model. Under this model, we retain the financial risk for the child care and early education centers and are therefore subject to variability in financial performance due to fluctuation in enrollment levels. The P&L model is further classified into two subcategories: (i) a sponsor model and (ii) a lease/consortium model. Under the sponsor model, we provide child care and early education services on a priority enrollment basis for employees of an employer sponsor, and the employer sponsor generally funds the development of the facility, pre-opening and start-up capital equipment, and maintenance costs. Our operating contracts typically have initial terms ranging from three to ten years. Under the lease/consortium model, the child care center is typically located in an office building or office park in a property that we lease, and we provide these services to the employees of multiple employers, as well as to families in the surrounding community. We typically negotiate initial lease terms of 10 to 15 years for these centers, often with renewal options.
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
Approximately 25% of our centers operate under the cost-plus business model. Under this model, we receive a management fee from the employer sponsor and an additional operating subsidy from the employer to supplement tuition paid by parents of children in the center. Under this model, the employer sponsor typically funds the development of the facility, pre-opening and start-up capital equipment, and maintenance costs, and the center is profitable from the outset. Our cost-plus contracts typically have initial terms ranging from three to five years. For additional information about the way we operate our centers, see “Business—Our Operations” in Part I, Item 1 of this Annual Report.

Performance and Growth Factors
We believe that 2015 was a successful year for the Company. We grew our income from operations by 23.6%, from $146.9 million in 2014 to $181.6 million in 2015, and increased net income from $72.0 million in 2014 to $93.9 million in 2015. In addition, we ended 2015 with the capacity to serve approximately 107,000 children and families in our full service and back-up child care centers, and we added 86 child care and early education centers and closed 38 centers, resulting in a net increase of 48 centers for the year. We expect to add approximately 25 net new centers in 2016.
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
As of December 31, 2015, our consolidated total debt was $939.2 million and, a portion of our cash flows from operations has been used to make interest payments on our indebtedness. Interest payments increased from $32.5 million in 2014 to $38.1 million in 2015 due to the issuance of $165.0 million in additional term loans in December 2014 and borrowings on our revolving credit facility in 2015. We expect our interest payments to approximate $38 million in 2016.
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

The following table sets forth statement of income data as a percentage of revenue for the three years ended December 31, 2015, (in thousands, except percentages):

	Years Ended December 31,
	2015		2014		2013
Revenue	$1,458,445	100.0%	$1,352,999	100.0%	$1,218,776	100.0%
Cost of services (1)	1,100,690	75.5%	1,039,397	76.8%	937,840	76.9%
Gross profit	357,755	24.5%	313,602	23.2%	280,936	23.1%
Selling, general and administrative expenses (2)	148,164	10.2%	137,683	10.2%	141,827	11.6%
Amortization of intangible assets	27,989	1.9%	28,999	2.1%	30,075	2.5%
Income from operations	181,602	12.4%	146,920	10.9%	109,034	9.0%
Loss on extinguishment of debt	—	—%	—	—%	(63,682)	(5.2)%
Net interest expense and other	(41,446)	(2.8)%	(34,606)	(2.6)%	(40,541)	(3.4)%
Income before tax	140,156	9.6%	112,314	8.3%	4,811	0.4%
Income tax (expense) benefit	(46,229)	(3.2)%	(40,279)	(3.0)%	7,533	0.6%
Net income	$93,927	6.4%	$72,035	5.3%	$12,344	1.0%
Adjusted EBITDA (3)	$273,069	18.7%	$238,081	17.6%	$208,541	17.1%
Adjusted income from operations (3)	$182,467	12.5%	$149,620	11.1%	$126,850	10.4%
Adjusted net income (3)	$115,391	7.9%	$97,238	7.2%	$78,260	6.4%

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

(2)
Selling, general and administrative (“SGA”) expenses consist primarily of salaries, payroll taxes and benefits (including stock-based compensation costs) for corporate, regional and business development personnel. Other overhead costs include information technology, occupancy costs for corporate and regional personnel, professional services fees, including accounting and legal services, and other general corporate expenses.

(3)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income below under "Non-GAAP Financial Measures and Reconciliations."
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Revenue. Revenue increased $105.4 million, or 8%, to $1.5 billion for the year ended December 31, 2015 from $1.4 billion for the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and educational advisory services, and typical annual tuition increases of 3% to 4%, partially offset by the effects of foreign currency translation on our European operations. Revenue generated by full service center-based care services for the year ended December 31, 2015 increased by $80.1 million, or 7%, when compared to the prior year. Our acquisition on May 19, 2015 of Hildebrandt Learning Centers, LLC, an operator of 40 centers in the United States, and on July 15, 2015 of Active Learning Childcare Limited, an operator of nine centers in the United Kingdom, contributed approximately $29.6 million of incremental revenue in the year ended December 31, 2015. At December 31, 2015, we operated 932 child care and early education centers compared to 884 centers at December 31, 2014.
Revenue generated by back-up dependent care services in the year ended December 31, 2015 increased by $18.7 million, or 12%, when compared to the prior year. Additionally, revenue generated by other educational advisory services in the year ended December 31, 2015 increased by $6.6 million, or 20%, when compared to the prior year.
Cost of Services. Cost of services increased $61.3 million, or 6%, to $1.1 billion for the year ended December 31, 2015 when compared to the prior year. Cost of services in the full service center-based care services segment increased $51.4 million, or 6%, to $982.5 million in 2015 when compared to the prior year. Personnel costs increased 5% as a result of an 8% increase in overall enrollment, routine wage and benefit cost increases, and labor costs associated with centers we have added since December 31, 2014 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which comprise approximately 30% of total cost of services for this segment, increased 7% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since December 31, 2014. Cost of services in the back-up dependent care segment increased $8.9 million, or 10%, to $99.8 million for the year ended December 31, 2015, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $1.0 million, or 6%, to $18.4 million for the year ended December 31, 2015 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $44.2 million, or 14%, to $357.8 million for the year ended December 31, 2015 when compared to the prior year. Gross profit margin was 25% of revenue for the year ended December 31, 2015 compared to 23% for the year ended December 31, 2014. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping P&L centers, effective operating cost management, and expanded back-up dependent care and other educational advisory services revenue with proportionately lower direct costs.
Selling, General and Administrative Expenses. SGA increased $10.5 million, or 8%, to $148.2 million for the year ended December 31, 2015 compared to $137.7 million for the prior year, and was 10% of revenue for the year ended December 31, 2015 consistent with the prior year. Results for the year ended December 31, 2015, included $0.9 million of costs associated with secondary offerings and completed acquisitions. Results for the year ended December 31, 2014, included $2.7 million of costs associated with secondary offerings and costs associated with amending our credit agreement. After taking these respective charges into account, SGA increased over the comparable 2014 period due primarily to increases in personnel costs, including annual wage increases, continued investments in technology and routine increases in SGA costs.
Amortization of Intangible Assets. Amortization expense on intangible assets totaled $28.0 million for the year ended December 31, 2015, compared to $29.0 million for the prior year due primarily to certain intangible assets becoming fully amortized during the 2015 period. We do not expect any significant change in amortization expense in 2016.
Income from Operations. Income from operations increased by $34.7 million, or 24%, to $181.6 million for the year ended December 31, 2015 when compared to 2014. Income from operations was 12% of revenue for the year ended December 31, 2015, compared to 11% in the prior year.

•
In the full service center-based care segment, income from operations increased $22.9 million for the year ended December 31, 2015, compared to the same period in 2014. Results for the year ended December 31, 2015 included $0.9 million for the costs associated with the completion of secondary offerings of our common shares and completed acquisitions. Results for the year ended December 31, 2014 included a proportionate charge of $2.4 million for the costs associated with the completion of secondary offerings of our common shares and costs associated with amending our credit agreement. After taking these charges into account, income from operations increased $21.4 million in 2015 primarily due to the tuition increases, enrollment gains over the prior year, contributions from new and acquired centers, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2014 and 2015 and the effects of foreign currency translation on our European business.

•	Income from operations for the back-up dependent care segment increased $7.6 million for the year ended December 31, 2015, compared to the same period in 2014 due to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $4.2 million for the year ended December 31, 2015, compared to the same period in 2014 due to the expanding revenue base.

Net Interest Expense and Other. Net interest expense and other increased to $41.4 million for the year ended December 31, 2015 from $34.6 million in 2014 due to the increase in debt from the issuance of $165.0 million in additional term loans in December 2014 and borrowings on our line of credit in 2015.
Income Tax Expense. We recorded an income tax expense of $46.2 million during the year ended December 31, 2015, compared to an income tax expense of $40.3 million during the prior year. The effective rate decreased to 33% for 2015 from 36% for 2014. The difference between the effective income tax rate and the statutory rate for 2015 was due primarily to the treatment of certain permanent and temporary items adjusted in the first quarter of 2015 by a $1.3 million benefit, and differences resulting from filing tax returns. The difference between the effective income tax and the statutory rate for 2014 was due primarily to the recognition of unrecognized tax benefits of approximately $1.5 million due to the completion of tax examinations, a lapse of the statute of limitations in certain jurisdictions in the fourth quarter of 2014 and differences resulting from filing tax returns.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $35.0 million, or 15%, and $32.8 million, or 22%, respectively, for the year ended December 31, 2015 over the comparable period in 2014 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers, as well as the growth in the back-up dependent care and other educational advisory segments, offset by increases in SGA spending.

Adjusted Net Income. Adjusted net income increased $18.2 million, or 19%, for the year ended December 31, 2015 when compared to the same period in 2014 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth and increases in interest expense.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenue. Revenue increased $134.2 million, or 11%, to $1.4 billion for the year ended December 31, 2014 from $1.2 billion for the prior year. Revenue growth was primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and educational advisory services, and typical annual tuition increases of 3% to 4%. Revenue generated by full service center-based care services in the year ended December 31, 2014 increased by $106.8 million, or 10%, when compared to the prior year. Our acquisitions of Kidsunlimited, an operator of 64 centers in the United Kingdom on April 10, 2013, and Children's Choice Learning Centers, Inc., an operator of 49 centers in the United States on July 22, 2013, contributed approximately $44.7 million of incremental revenue in the year ended December 31, 2014.
Revenue generated by back-up dependent care services in the year ended December 31, 2014 increased by $18.4 million, or 13%, when compared to the prior year. Additionally, revenue generated by other educational advisory services in the year ended December 31, 2014 increased by $9.0 million, or 37%, when compared to the prior year.
Cost of Services. Cost of services increased $101.6 million, or 11%, to $1.0 billion for the year ended December 31, 2014 when compared to the prior year. Cost of services in the full service center-based care services segment increased $89.7 million, or 11%, to $931.1 million in 2014. Personnel costs increased 9% as a result of a 14% increase in overall enrollment, routine wage and benefit increases, and labor costs associated with centers we have added since December 31, 2013 that were in the ramping stage. In addition, program supplies, materials, food and facilities costs increased 16% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since December 31, 2013. Cost of services in the back-up dependent care segment increased $8.0 million, or 10%, to $90.9 million for the year ended December 31, 2014, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $3.9 million, or 29%, to $17.4 million for the year ended December 31, 2014, due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $32.7 million, or 12%, to $313.6 million for the year ended December 31, 2014 when compared to the prior year, and was 23% as a percentage of revenue for the year ended December 31, 2014, which was consistent with the prior year. The increase in gross profit was primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping P&L centers and expanded back-up services revenue with proportionately lower direct costs partially offset by training and integration costs of the 2013 acquisitions as well as costs associated with additional lease model centers opened in 2013 and 2014.
Selling, General and Administrative Expenses. SGA decreased $4.1 million, or 3%, to $137.7 million for the year ended December 31, 2014 compared to $141.8 million for the prior year, and as a percentage of revenue decreased to 10% from 12% in the prior year. Results for the year ended December 31, 2014 included a $2.7 million of costs associated with secondary offerings of common shares and costs associated with amending our credit agreement. Results for the year ended December 31, 2013, included a $7.5 million fee for the termination of the management agreement with Bain Capital Partners LLC ("Sponsor termination fee"), a $5.0 million stock-based compensation charge for certain stock options that vested upon completion of the Offering ("performance-based stock compensation charge"), $1.3 million of costs associated with secondary offerings of common shares and $4.0 million of acquisition related costs. After taking these respective charges into account, SGA increased over the comparable period due primarily to continued investments in technology and marketing, incremental overhead associated with the operations of the acquired businesses, an increase in compensation costs, including annual wage increases and stock-based compensation costs, as well as routine increases in SGA costs compared to the prior year.
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

•
In the full service center-based care segment, income from operations increased $25.0 million for the year ended December 31, 2014 compared to the same period in 2013. Results for the year ended December 31, 2014 included a proportionate charge of $2.4 million for the costs associated with the secondary offerings of common shares and costs associated with amending our credit agreement. Results for the year ended December 31, 2013 included a proportionate charge of $15.1 million for the Sponsor termination fee, the performance-based stock compensation charge, costs associated with the completion of a secondary offering of our common shares and acquisition related costs. After taking these charges into account, income from operations increased $12.3 million in 2014 primarily due to the tuition increases and enrollment gains over the prior year as well as contributions from new and acquired centers that have been added since December 31, 2013 partially offset by incremental overhead from acquired centers during the integration period.

•
Income from operations for the back-up dependent care segment increased $9.6 million in the year ended December 31, 2014, compared to the same period in 2013. Results for the year ended December 31, 2014 included a proportionate charge of $0.3 million for the costs associated with the completion of secondary offerings of our common shares and costs associated with amending our credit agreement. Results for the year ended December 31, 2013 included an aggregate proportionate charge of $1.9 million for the Sponsor termination fee and the performance-based stock compensation charge. After taking these charges into account, income from operations increased $8.0 million in 2014 due to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $3.3 million for the year ended December 31, 2014 compared to the same period in 2013. Results for the year ended December 31, 2013 included an aggregate proportionate charge of $0.8 million for the Sponsor termination fee and the performance-based stock compensation charge. After taking these charges into account, income from operations increased $2.5 million in 2014.

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
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $29.5 million, or 14% and $22.8 million, or 18%, respectively, for the year ended December 31, 2014 over the comparable period in 2013 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers as well as the growth in the back-up business, offset by increases in SGA spending.
Adjusted Net Income. Adjusted net income increased $19.0 million, or 24% for the year ended December 31, 2014 when compared to the same period in 2013 primarily due to the incremental gross profit described above, which was offset by increases in SGA spending to support the growth. Adjusted net income also increased due to the reduction in interest expense associated with the refinancing of our debt in January 2013.

Non-GAAP Financial Measures and Reconciliation
In our quarterly reports, earnings press releases and conference calls, we discuss key financial measures that are not calculated in accordance with generally accepted accounting principles in the United States ("GAAP" or "U.S. GAAP") to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States and a reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations and adjusted net income are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income	$93,927	$72,035	$12,344
Interest expense, net	41,446	34,606	40,541
Income tax expense (benefit)	46,229	40,279	(7,533)
Depreciation	50,677	48,448	42,733
Amortization of intangible assets (a)	27,989	28,999	30,075
EBITDA	260,268	224,367	118,160
Additional adjustments:
Loss on extinguishment of debt (b)	—	—	63,682
Deferred rent (c)	2,736	3,092	2,985
Stock-based compensation expense (d)	9,200	7,922	10,692
Sponsor management fee (e)	—	—	7,674
Expenses related to stock offerings, completed acquisitions and the Credit Agreement amendment (f)	865	2,700	5,348
Total adjustments	12,801	13,714	90,381
Adjusted EBITDA	$273,069	$238,081	$208,541
Income from operations	$181,602	$146,920	$109,034
Performance-based stock compensation expense (2013) (d)	—	—	4,968
Sponsor termination fee (e)	—	—	7,500
Expenses related to stock offerings, completed acquisitions and the Credit Agreement amendment (f)	865	2,700	5,348
Adjusted income from operations	$182,467	$149,620	$126,850
Net income	$93,927	$72,035	$12,344
Income tax expense (benefit)	46,229	40,279	(7,533)
Income before tax	140,156	112,314	4,811
Stock-based compensation expense (d)	9,200	7,922	10,692
Sponsor management fee (e)	—	—	7,674
Amortization of intangible assets (a)	27,989	28,999	30,075
Expenses related to stock offerings, completed acquisitions and the Credit Agreement amendment (f)	865	2,700	5,348
Loss on extinguishment of debt (b)	—	—	63,682
Adjusted income before tax	178,210	151,935	122,282
Adjusted income tax expense (g)	(62,819)	(54,697)	(44,022)
Adjusted net income	$115,391	$97,238	$78,260

(a)
Represents amortization associated with intangible assets recorded in connection with our going private transaction in May 2008, including approximately $18.0 million, $19.0 million and $20.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)	Represents redemption premiums and write off of unamortized debt issue costs and original issue discount associated with indebtedness that was repaid in connection with a refinancing.

(c)	Represents rent in excess of cash paid for rent, recognized on a straight line basis over the lease life in accordance with Accounting Standards Codification Topic 840, Leases.

(d)	Represents non-cash stock-based compensation expense, including performance-based stock compensation expense in 2013.

(e)	Represents fees paid to our Sponsor under a management agreement, including the Sponsor termination fee.

(f)
Represents costs associated with completed acquisitions in 2015 and 2013, costs incurred in connection with secondary offerings of common stock in May, August and November 2015, March and December 2014, and June 2013, costs incurred in connection with the initial public offering of common stock completed in January 2013, and costs in connection with the November 2014 amendment to the Credit Agreement.

(g)	Represents income tax expense calculated on adjusted income before tax at the effective rate of approximately 35%, 36% and 36% in 2015, 2014, and 2013 respectively.
Adjusted EBITDA, adjusted income from operations and adjusted net income are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, and adjusted net income may differ from similar measures reported by other companies. We believe that adjusted EBITDA, adjusted income from operations and adjusted net income provide investors with useful information with respect to our historical operations. We present adjusted EBITDA, adjusted income from operations and adjusted net income as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock compensation expense, and the effect of fees associated with our Sponsor management agreement, which was terminated in connection with the completion of our Offering on January 30, 2013, as well as the expenses related to the acquisition of businesses and secondary offerings. In addition, adjusted income from operations and adjusted net income allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These measures also function as benchmarks to evaluate our operating performance. Adjusted EBITDA, adjusted income from operations and adjusted net income are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part II, Item 8, of this Annual Report on Form 10-K. The Company understands that although adjusted EBITDA, adjusted income from operations and adjusted net income are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Non-GAAP Earnings per Share
On January 30, 2013, the Company completed an initial public offering and, after the exercise of the underwriters’ overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. On January 11, 2013, the Company effected a 1–for–1.9704 reverse split of its Class A common stock. In addition, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock, and, immediately following the conversion of its Class L common stock, reclassified those shares as well as all outstanding shares of Class A common stock, into common stock. As a result of the reclassification of Class A common stock to common stock, all references to “Class A common stock” have been changed to “common stock” for all periods presented. The number of common shares used in the calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share for the year ended December 31, 2013 gives effect to the conversion of all weighted average outstanding shares of Class L common stock at the conversion factor of 35.1955 common shares for each Class L share, as if the conversion was completed at the beginning of the year.

The calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share also include the dilutive effect of common stock options, using the two class method. Shares sold in the Offering are included in the diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share calculations beginning on the date that such shares were actually issued. Diluted earnings per pro forma common share is calculated using net income in accordance with GAAP. Diluted adjusted earnings per pro forma common share is calculated using adjusted net income, as defined above.
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

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except share data)
Diluted earnings per pro forma common share:
Net income	$93,927	$72,035	$12,344
Pro forma weighted average number of common shares—diluted:
Weighted average number of Class L shares over period in which Class L shares were outstanding (1)	—	—	1,327,115
Adjustment to weight Class L shares over respective period	—	—	(1,290,251)
Weighted average number of Class L shares over period	—	—	36,864
Class L conversion factor	—	—	35.1955
Weighted average number of converted Class L common shares	—	—	1,297,479
Weighted average number of common shares	60,835,574	65,612,572	62,659,264
Pro forma weighted average number of common shares—basic	60,835,574	65,612,572	63,956,743
Incremental dilutive shares—stock options using treasury stock method	1,525,204	1,631,600	1,849,772
Pro forma weighted average number of common shares—diluted	62,360,778	67,244,172	65,806,515
Diluted earnings per pro forma common share	$1.50	$1.07	$0.19
Diluted adjusted earnings per pro forma common share:
Adjusted net income	$115,391	$97,238	$78,260
Pro forma weighted average number of common shares—diluted	62,360,778	67,244,172	65,806,515
Diluted adjusted earnings per pro forma common share	$1.85	$1.45	$1.19

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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. There were borrowings outstanding on the revolving credit facility of $24.0 million at December 31, 2015, and borrowings outstanding during the year ended December 31, 2015 averaged $11.9 million. There were no borrowings outstanding at December 31, 2014.
We had a working capital deficit of $152.6 million and $56.3 million at December 31, 2015 and 2014, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments and to repurchase shares.
The Company's $1.1 billion senior secured credit facilities consist of $955.0 million in secured term loan facilities and a $100.0 million revolving credit facility. In conjunction with a debt refinancing in January 2013, $790.0 million in senior secured term loans were issued, with the subsequent issuance of $165.0 million in additional term loans in December 2014. On January 26, 2016, the Company amended its existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million as further discussed below under "Debt".
On January 30, 2013, we completed our initial public offering, raising $233.3 million, net of expenses, underwriting discounts and commissions, including the exercise of the underwriters’ overallotment option which was completed on February 21, 2013. We used the net proceeds of our Offering and certain proceeds from the issuance of the $790.0 million senior secured term loan to redeem our senior notes in full for $213.3 million. We used the remainder of the $790.0 million senior secured term loan to refinance all of the remaining existing indebtedness under the senior credit facilities and the senior subordinated notes.
On March 28, 2014, the board of directors of the Company authorized the repurchase of up to $225.0 million of its common stock. Under this authorization, the Company repurchased a total of 5.0 million shares for $221.6 million in the year ended December 31, 2014. On February 4, 2015, the board of directors of the Company approved a $250.0 million repurchase program of its common stock. The repurchase program has no expiration date and replaced the prior 2014 authorization. During the year ended December 31, 2015, the Company repurchased 2.2 million shares for $128.1 million. All repurchased shares have been retired. At December 31, 2015, $121.9 million remained outstanding under the repurchase program. There were no stock repurchases during the year ended December 31, 2013.
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
Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$170,056	$174,297	$159,679
Net cash used in investing activities	$(155,354)	$(78,001)	$(201,132)
Net cash (used in) provided by financing activities	$(90,581)	$(36,420)	$36,761
Cash and cash equivalents (beginning of period)	$87,886	$29,585	$34,109
Cash and cash equivalents (end of period)	$11,539	$87,886	$29,585
Cash Provided by Operating Activities
Cash provided by operating activities was $170.1 million for the year ended December 31, 2015, compared to $174.3 million in 2014. The increase in net income from 2014 to 2015 of $21.9 million was largely offset by changes in non-cash items and working capital arising primarily from the timing of payments for income taxes and other routine operating expenses, as well as the timing of billings and collections when compared to the prior year.

Cash provided by operating activities was $174.3 million for the year ended December 31, 2014, compared to $159.7 million in 2013. Net income, adjusted for non-cash expenses, decreased by $3.8 million from 2013 to 2014, due primarily to incremental income taxes paid on higher taxable income when compared to the prior year. The impact of changes in working capital during 2014 was to increase operating cash flows by $23.4 million, principally due to the timing of payments for income taxes, payroll and other routine operating expenses when compared to the prior year.
We expect to generate approximately $200 million in cash from operations in 2016.
Cash Used in Investing Activities
Cash used in investing activities was $155.4 million for the year ended December 31, 2015 compared to $78.0 million for the same period in 2014 and was related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings, as well as investments in acquisitions. The Company acquired 57 centers in 2015 for $77.6 million compared to five centers in 2014 for $13.2 million, which is the primary driver to the increase in cash used in investing activities. Cash used in investing activities in 2014 related primarily to fixed asset additions. The increase in fixed asset additions of $11.6 million to $77.8 million in 2015 related to investments in new child care centers.
Cash used in investing activities was $78.0 million for the year ended December 31, 2014 compared to $201.1 million for the same period in 2013 and was related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings, as well as investments in acquisitions. The Company acquired five centers in 2014 for $13.2 million compared to 114 centers for $129.8 million in the prior year, which is the primary driver to the reduction in cash used in investing activities. Cash used in investing activities in 2014 related primarily to fixed asset additions. The investment in fixed asset additions in 2014 was relatively consistent with 2013.
We estimate that we will spend approximately $80 to $90 million in 2016 on fixed asset additions related to new child care centers, maintenance and refurbishments in our existing centers and continued investments in technology and equipment. As part of our growth strategy, we also expect to continue to make selective acquisitions, which may vary in size and which are less predictable in terms of the timing and amount of the capital requirements.
Cash Used in Financing Activities
Cash used in financing activities amounted to $90.6 million for the year ended December 31, 2015 compared to $36.4 million in 2014. The increase in cash used in financing activities was due primarily to a decrease in proceeds from net borrowings and a decrease in proceeds from the exercise of stock options. Cash used by financing activities in 2015 related principally to stock repurchases of $128.1 million and principal payments of $9.6 million on our debt, offset by net proceeds of $24.0 million from borrowings under the revolving credit facility, proceeds from the exercise of stock options of $9.8 million, and proceeds from the issuance and sale of restricted stock of $3.9 million. Cash used by financing activities in 2014 related principally to stock repurchases of $221.6 million and principal payments of $7.9 million on our debt, offset by net proceeds of $161.8 million from the issuance of term loans, proceeds from the exercise of stock options of $17.4 million, and proceeds from the issuance and sale of restricted stock of $4.7 million.
Cash used in financing activities amounted to $36.4 million for the year ended December 31, 2014 compared to cash provided by financing activities of $36.8 million in 2013. The 2014 decrease in cash provided by financing activities related to stock repurchases of $221.6 million, offset by net proceeds of $161.8 million from the issuance of term loans, compared to proceeds generated from our Offering of $234.9 million and from the issuance of term loans of $769.4 million, offset by the extinguishment of debt in 2013.

Debt
As of December 31, 2015, the Company's $1.1 billion senior credit facilities consisted of $955.0 million in secured term loan facilities and a $100.0 million revolving credit facility. The term loans mature on January 30, 2020 and require quarterly principal payments of $2.4 million, with the remaining principal balance due on January 30, 2020. Outstanding term loan borrowings were as follows at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Term loans	$929,650	$939,200
Deferred financing costs and original issue discount	(14,439)	(18,023)
Total debt	915,211	921,177
Less current maturities	9,550	9,550
Long-term debt	$905,661	$911,627
At December 31, 2015, the revolving credit facility had a maturity of January 30, 2018 and there were borrowings outstanding of $24.0 million, with $76.0 million of the revolving credit facility available for borrowings. There were no borrowings outstanding on the revolving credit facility at December 31, 2014 with the full facility available for borrowings.
All borrowings under the credit agreement are subject to variable interest rates. Applicable margin percentages for the loan facilities range from 1.75% to 2.50% per annum for base rate loans and 2.75% to 3.50% per annum for LIBOR rate loans as defined in the credit agreement, provided that the base rate for the term loan may not be lower than 2.0% and LIBOR may not be lower than 1.0%.
On January 26, 2016, the Company amended its existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million, to extend the maturity date on the revolving credit facility from January 30, 2018 to July 31, 2019, and to modify the interest rate applicable to borrowings under the revolving credit facility from 1.75% over the Base Rate to a range of 1.25% to 1.75% over the Base Rate, or 2.25% to 2.75% over the Eurocurrency Rate.
All obligations under the senior secured credit facilities are secured by substantially all the assets of the Company's U.S.-based subsidiaries. The agreement governing our senior secured credit facilities contains a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, our wholly-owned subsidiary, and its restricted subsidiaries to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; alter the business we conduct; enter into agreements restricting our subsidiaries’ ability to pay dividends; and, consolidate or merge.
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
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at December 31, 2015.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt (1)	$9,550	$9,550	$9,550	$9,550	$891,450	$—	$929,650
Interest on long-term debt (2)	35,592	34,960	33,953	33,196	2,733	—	140,434
Operating leases	89,547	84,984	80,739	75,045	71,080	441,583	842,978
Total	$134,689	$129,494	$124,242	$117,791	$965,263	$441,583	$1,913,062

(1)	Scheduled principal payments on our long-term debt.

(2)
Interest on the outstanding principal balance of long-term debt calculated using the weighted average interest rate for the year ended December 31, 2015 of 4.1%, including commitment fees on the unused line of credit.

*	There were borrowings outstanding of $24.0 million on the $100.0 million revolving line of credit facility.
*
We are unable to estimate the timing of potential future payments related to our accrual for uncertain tax positions in the amount of $0.7 million, exclusive of penalties and interest, at December 31, 2015.

Overdraft Facility
Our subsidiaries in the United Kingdom maintain an overdraft facility with a United Kingdom ("U.K.") bank to support local short-term working capital requirements. The overdraft facility is repayable upon demand from the U.K. bank. The facility provides maximum borrowings of £0.3 million (approximately $0.4 million at December 31, 2015) and is secured by a cross guarantee by and among our subsidiaries in the United Kingdom and a right of offset against all accounts maintained by the subsidiaries at the lending bank. The overdraft facility bears interest at the U.K. bank’s base rate plus 2.15%. At December 31, 2015 and 2014, there were no amounts outstanding under the overdraft facility.
Our subsidiary in the Netherlands maintained a multi-purpose revolving credit facility with a Dutch bank to support working capital, letter of credit requirements, and the construction and fitting out of new child care centers. The facility was secured by a right of offset against all accounts maintained at the lending bank and by an additional pledge of certain equipment. The €2.2 million facility was terminated in December 2014. The weighted average interest rate for the year ended December 31, 2014 was 5.53%.
The Company has 25 letters of credit outstanding used to guarantee certain rent payments for up to $1.0 million. These letters of credit are guaranteed by cash deposits. No amounts have been drawn against these letters of credit.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The accounting policies we believe are critical in the preparation of our consolidated financial statements relate to revenue recognition and goodwill and other intangibles. We have other significant accounting policies that are more fully described under the heading “Organization and Significant Accounting Policies” in Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Both our critical and significant policies are important to an understanding of the consolidated financial statements.
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

In valuing the customer relationships and trade names, we utilize variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. We consider the income approach the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations, then the intangible assets could be impaired. In determining the value of contractual rights and customer relationships, we reviewed historical customer attrition rates and determined a rate of approximately 30% per year for relationships with parents, and approximately 3.5% to 5.0% for employer client relationships. Our multi-year contracts with client customers typically result in low annual turnover, and our long-term relationships with clients make it difficult for competitors to displace us. The value of our customer relationships intangible assets could become impaired if future results differ significantly from any of the underlying assumptions, including a higher customer attrition rate. Customer relationships are considered to be finite-lived assets, with estimated lives ranging from four to seventeen years. Certain trade names acquired as part of our strategy to expand by completing strategic acquisitions are considered to be finite-lived assets, with estimated lives ranging from five to ten years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset.
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
As part of the annual goodwill impairment assessment, we estimated the fair value of each of our reporting units using the income approach based on discounted estimated future cash flows. The fair value is also benchmarked against a market approach using the guideline public companies method. We forecasted future cash flows by reporting unit for each of the next ten years and applied a long-term growth rate to the final year of forecasted cash flows. The cash flows were then discounted using our estimated discount rate. We compared the estimated fair value to the net book value of the reporting unit to determine whether we need to perform step 2 of the analysis. The estimated fair value of the reporting units significantly exceeds the net book value and therefore, there has been no indication of goodwill impairment.
For certain trademarks that are included in our indefinite-lived intangible assets, we estimate the fair value first by estimating the total revenue attributable to each trademark and then by applying the royalty rate determined by an analysis of empirical, market-derived royalty rates for guideline intangible assets, consistent with the initial valuation, or 1% to 2%, and then comparing the estimated fair value of the trademarks with their carrying value. The forecasts of revenue and profitability growth for use in our long-range plan and the discount rate were the key assumptions in our intangible fair value analysis. We identified no impairments in the years ended December 31, 2015, 2014, and 2013.
Definite-lived intangible assets are reviewed for impairment when events or circumstances indicate that the carrying amount of the asset may not be recovered. Definite-lived intangible assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value and is charged to results of operations at that time. We identified no impairments in the years ended December 31, 2015, 2014 and 2013.
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
The assets and liabilities of our British, Irish, Dutch, Indian and Canadian subsidiaries, whose functional currencies are the British pound, Euro, Indian rupee and Canadian dollar, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, our consolidated earnings before taxes would have decreased by approximately $1.1 million for 2015.

Interest Rate Risk
Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our revolving line of credit and term loans. We had borrowings of $24.0 million outstanding at December 31, 2015 under our revolving credit facility, which were subject to a weighted average interest rate of 3.8%, and we had borrowings of $929.7 million outstanding at December 31, 2015 under our term loan facility, which were subject to a weighted average interest rate of 4.1%. Based on the borrowings outstanding under the senior credit facilities during 2015, we estimate that had the average interest rate on our borrowings increased by 100 basis points in 2015, our interest expense for the year would have increased by approximately $9.6 million. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Bright Horizons Family Solutions Inc.
Watertown, Massachusetts
We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bright Horizons Family Solutions Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 29, 2016

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$11,539	$87,886
Accounts receivable—net	97,295	83,066
Prepaid expenses and other current assets	43,879	39,147
Current deferred income taxes	—	13,059
Total current assets	152,713	223,158
Fixed assets—net	429,736	398,947
Goodwill	1,147,809	1,095,738
Other intangibles—net	389,331	406,249
Deferred income taxes	—	580
Other assets	30,952	16,404
Total assets	$2,150,541	$2,141,076
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,550	$9,550
Borrowings on revolving line of credit	24,000	—
Accounts payable and accrued expenses	114,776	116,425
Deferred revenue	137,283	133,048
Other current liabilities	19,734	20,400
Total current liabilities	305,343	279,423
Long-term debt—net	905,661	911,627
Deferred rent and related obligations	50,039	43,105
Other long-term liabilities	44,182	23,401
Deferred revenue	4,608	5,525
Deferred income taxes	113,100	127,036
Total liabilities	1,422,933	1,390,117
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 60,008,136 and 61,534,802 shares issued and outstanding at December 31, 2015 and 2014, respectively	60	62
Additional paid-in capital	983,398	1,083,091
Accumulated other comprehensive loss	(39,270)	(21,687)
Accumulated deficit	(216,580)	(310,507)
Total stockholders’ equity	727,608	750,959
Total liabilities and stockholders’ equity	$2,150,541	$2,141,076
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Years ended December 31,
	2015	2014	2013
Revenue	$1,458,445	$1,352,999	$1,218,776
Cost of services	1,100,690	1,039,397	937,840
Gross profit	357,755	313,602	280,936
Selling, general and administrative expenses	148,164	137,683	141,827
Amortization of intangible assets	27,989	28,999	30,075
Income from operations	181,602	146,920	109,034
Loss on extinguishment of debt	—	—	(63,682)
Interest income	163	103	85
Interest expense	(41,609)	(34,709)	(40,626)
Income before income taxes	140,156	112,314	4,811
Income tax (expense) benefit	(46,229)	(40,279)	7,533
Net income	93,927	72,035	12,344
Net loss attributable to non-controlling interest	—	—	(279)
Net income attributable to Bright Horizons Family Solutions Inc.	$93,927	$72,035	$12,623
Allocation of net income to common shareholders:
Common stock—basic	$93,287	$71,755	$12,623
Common stock—diluted	$93,303	$71,761	$12,623
Earnings per share:
Common stock—basic	$1.53	$1.09	$0.20
Common stock—diluted	$1.50	$1.07	$0.20
Weighted average number of common shares outstanding:
Common stock—basic	60,835,574	65,612,572	62,659,264
Common stock—diluted	62,360,778	67,244,172	64,509,036
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years ended December 31,
	2015	2014	2013
Net income	$93,927	$72,035	$12,344
Other comprehensive (loss) income:
Foreign currency translation adjustments	(17,583)	(23,103)	10,589
Total other comprehensive (loss) income	(17,583)	(23,103)	10,589
Comprehensive income	76,344	48,932	22,933
Less: Comprehensive income attributable to non-controlling interest	—	—	78
Comprehensive income attributable to Bright Horizons Family Solutions Inc.	$76,344	$48,932	$22,855
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock		Additional Paid In Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount
Balance at January 1, 2013	6,062,653	$6	$150,088	$—	$(8,816)	$(395,165)	$(253,887)
Conversion of Class L common stock	46,708,466	47	854,054				854,101
Initial public offering, net of offering costs of $20.6 million	11,615,000	12	234,932				234,944
Stock-based compensation			10,692				10,692
Exercise of stock options	916,695	—	11,040				11,040
Excess tax benefits from stock option exercises			5,101				5,101
Acquisition of remaining non-controlling interest			4,291		(225)		4,066
Translation adjustments, net of $357 attributable to non-controlling interest					10,457		10,457
Net income attributable to Bright Horizons Family Solutions Inc.						12,623	12,623
Balance at December 31, 2013	65,302,814	65	1,270,198	—	1,416	(382,542)	889,137
Stock-based compensation			7,922				7,922
Exercise of stock options	1,212,458	2	17,420				17,422
Excess tax benefits from stock option exercises			9,123				9,123
Purchase of treasury stock				(221,577)			(221,577)
Retirement of treasury stock	(4,980,470)	(5)	(221,572)	221,577			—
Translation adjustments					(23,103)		(23,103)
Net income						72,035	72,035
Balance at December 31, 2014	61,534,802	62	1,083,091	—	(21,687)	(310,507)	750,959
Stock-based compensation			9,200				9,200
Exercise of stock options	694,381	—	9,811				9,811
Excess tax benefits from stock option exercises			9,397				9,397
Purchase of treasury stock				(128,103)			(128,103)
Retirement of treasury stock	(2,221,047)	(2)	(128,101)	128,103			—
Translation adjustments					(17,583)		(17,583)
Net income						93,927	93,927
Balance at December 31, 2015	60,008,136	$60	$983,398	$—	$(39,270)	$(216,580)	$727,608
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,927	$72,035	$12,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,666	77,447	72,808
Loss on extinguishment of debt	—	—	63,682
Amortization of original issue discount and deferred financing costs	3,583	3,052	2,763
Interest paid in kind	—	—	2,143
Non-cash revenue and other	191	(149)	(618)
Impairment losses on long-lived assets	41	206	765
Loss on disposal of fixed assets	351	667	566
Stock-based compensation	9,200	7,922	10,692
Deferred income taxes	(758)	(13,376)	(13,410)
Deferred rent	2,736	3,092	2,985
Changes in assets and liabilities:
Accounts receivable	(13,340)	(4,604)	(11,458)
Prepaid expenses and other current assets	3,825	2,174	(5,393)
Income taxes	(12,073)	3,505	(13,386)
Accounts payable and accrued expenses	(6,448)	9,589	365
Deferred revenue	2,955	14,259	22,350
Accrued rent and related obligations	4,642	3,222	2,180
Other assets	(14,296)	(1,672)	149
Other current and long-term liabilities	16,854	(3,072)	10,152
Net cash provided by operating activities	170,056	174,297	159,679
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(77,785)	(66,194)	(69,509)
Proceeds from the disposal of fixed assets	50	385	189
Purchase of long-term investments	—	—	(2,000)
Settlement of purchase price for prior year acquisitions	23	1,030	—
Payments for acquisitions—net of cash acquired	(77,642)	(13,222)	(129,812)
Net cash used in investing activities	(155,354)	(78,001)	(201,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt, net of issuance costs of $3.2 million in 2014 and $20.6 million in 2013	—	161,803	769,360
Extinguishment of long-term debt	—	—	(972,468)
Proceeds from initial public offering, net of issuance costs of $20.6 million	—	—	234,944
Borrowings under revolving line of credit	267,300	—	140,800
Payments of revolving line of credit	(243,300)	—	(140,800)
Principal payments of long-term debt	(9,550)	(7,900)	(7,900)
Purchase of non-controlling interest	—	—	(4,138)
Purchase of treasury stock	(128,103)	(221,577)	—
Proceeds from issuance of common stock upon exercise of options	9,811	17,422	11,040
Proceeds from issuance of restricted stock	3,864	4,709	—
Excess tax benefits from stock-based compensation	9,397	9,123	5,923
Net cash (used in) provided by financing activities	(90,581)	(36,420)	36,761
Effect of exchange rates on cash and cash equivalents	(468)	(1,575)	168
Net (decrease) increase in cash and cash equivalents	(76,347)	58,301	(4,524)
Cash and cash equivalents—beginning of period	87,886	29,585	34,109
Cash and cash equivalents—end of period	$11,539	$87,886	$29,585

	Years ended December 31,
	2015	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$38,110	$32,473	$34,928
Cash payments of income taxes	$49,819	$41,713	$13,931
Non-cash conversion of Class L common stock	$—	$—	$854,101
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,000	$3,000	$—
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
The Company provides back-up dependent care services through our own centers and through our Back-Up Care Advantage (“BUCA”) program, which offers access to a contracted network of in-home care agencies and center-based providers in locations where we do not otherwise have centers with available capacity.
Basis of Presentation—Bright Horizons was acquired by investment funds affiliated with Bain Capital Partners LLC (the “Sponsor”) as a result of a transaction in 2008, pursuant to which a wholly owned merger subsidiary was merged with and into Bright Horizons Family Solutions, Inc. (the “Predecessor”). As part of the transaction, a new basis of accounting was established and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. In July 2012, Bright Horizons Family Solutions Inc. changed its name from Bright Horizons Solutions Corp.
Stock Offerings—On January 30, 2013, the Company completed an initial public offering (the “Offering”) and, after the exercise of the underwriters’ overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock in exchange for $233.3 million, net of offering costs including $1.6 million expensed in 2012. The Company used the proceeds of the Offering, as well as certain amounts from the 2013 refinancing discussed below, to repay the principal and accumulated interest under its senior notes outstanding on January 30, 2013.
Prior to the Offering, the Company had Class L and Class A common stock outstanding. The Company’s Class L common stock was classified outside of permanent equity as the timing of the conversion or redemption event was outside of the control of the Company. In December 2012, the Company’s controlling shareholder effectively fixed the conversion ratio and the Class L common stock was re-measured to its final redemption amount using the fixed conversion ratio and the estimated fair value at that time of $854.1 million for the 1.3 million shares issued and outstanding.
In connection with the 1–for–1.9704 reverse split of its Class A common stock and as determined by its holders, the Company converted each share of its Class L common stock into 35.1955 shares of Class A common stock on January 11, 2013, and immediately reclassified those shares as well as all outstanding shares of Class A common stock into common stock, for which 475 million shares were authorized. The Company also authorized 25 million shares of undesignated preferred stock for issuance. As a result of the reclassification of Class A common stock to common stock, all references to “Class A common stock” have been changed to “common stock” for all periods presented.
On June 19, 2013, March 25, 2014, December 10, 2014, May 27, 2015, August 10, 2015, and November 18, 2015, certain of the Company’s shareholders affiliated with the Sponsor commenced the sale of 9.8 million, 7.9 million, 8.0 million, 3.0 million, 3.0 million, and 3.65 million shares, respectively, of the Company’s common stock in secondary offerings (“secondary offerings”). The Company did not receive proceeds from the sale of shares in the secondary offerings. The Company incurred $0.6 million and $1.0 million in the years ended December 31, 2015 and 2014, respectively, in offering costs related to the secondary offerings, which are included in selling, general and administrative expenses. The Company purchased 4.5 million, 1.25 million, 0.7 million, and 0.15 million of the shares sold in the December 10, 2014, May 27, 2015,

August 10, 2015, and November 18, 2015 secondary offerings, respectively, from investment funds affiliated with the Sponsor at the same price per share paid by the underwriter to the selling shareholders.
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
The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from those foreign subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of income. The net gains and losses recorded in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 were not significant.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings on line of credit, and long-term debt. The fair value of the Company’s financial instruments, other than long-term debt, approximates their carrying value.
The carrying value and estimated fair value of long-term debt as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying value	Estimated Fair Value	Carrying value	Estimated Fair Value
Financial liabilities
Long-term debt	$929,650	$924,700	$939,200	$921,600
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, our long-term debt is classified within Level 2, as defined under U.S. GAAP.
Concentrations of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at December 31, 2015 and 2014.
Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities, when purchased, of three months or less to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts. There were no cash equivalent investments at December 31, 2015 and 2014.
The Company’s cash management system provides for the funding of the main bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks may be in excess of the cash balances at certain banks, creating book overdrafts. There were $10.6 million in book overdrafts at December 31, 2015 included in accounts payable on the consolidated balance sheet. There were no book overdrafts at December 31, 2014.
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
Activity in the allowance for doubtful accounts is as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Beginning balance	$1,235	$1,173	$1,627
Provision	1,322	551	437
Write offs and recoveries	(1,001)	(489)	(891)
Ending balance	$1,556	$1,235	$1,173
Fixed Assets—Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation or amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statements of income. Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements and replacements are capitalized. Depreciation is included in cost of services and selling, general and administrative expenses depending on the nature of the expenditure.
Business Combinations—Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; integration costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, the allocation of those cash flows to identifiable intangible assets, and in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.
Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company’s intangible assets principally consist of various customer relationships and trade names.
Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested annually for impairment or more frequently if there are indicators of impairment. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using the Company’s estimated discount rate. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The Company performed an impairment assessment as of October 1, 2015 and concluded that there was no impairment. No goodwill impairment losses were recorded in the years ended December 31, 2015, 2014, or 2013.

We test certain trademarks that are included in our indefinite-lived intangible assets, by comparing the fair value of the trademarks with their carrying value. We estimate the fair value first by estimating the total revenue attributable to the trademarks and then by applying a royalty rate determined by an analysis of empirical, market-derived royalty rates for guideline intangible assets, consistent with the initial valuation and then comparing the estimated fair value of our trademarks with the carrying value. This approach takes into effect level 3 and unobservable inputs. No impairment losses were recorded in the years ended December 31, 2015, 2014 or 2013 in relation to intangible assets.
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
Impairment of Long-Lived Assets—The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the carrying amount of the asset to the estimated undiscounted future cash flows over the asset’s remaining life. If the estimated cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying amount of the asset to its estimated fair value less any disposal costs. Fair value can be determined using discounted cash flows and quoted market prices based on level 3 inputs. The Company recorded fixed asset impairment losses of less than $0.1 million in the year ended December 31, 2015 and of $0.2 million and $0.8 million in the years ended December 31, 2014 and 2013, respectively, which have been included in cost of services.
Other Long Term Assets—Other long term assets includes a cost basis investment of $2.1 million in a private company, which we review for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable.
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
Discount on Long-Term Debt—Original issue discounts on the Company’s debt are recorded as a reduction of long-term debt and are amortized over the life of the related debt instrument in accordance with the effective interest method. Amortization expense is included in interest expense in the consolidated statements of income.
Deferred Financing Costs—Deferred financing costs are recorded as a reduction of long-term debt and are amortized over the life of the related debt instrument in accordance with the effective interest method. Amortization of this expense is included in interest expense in the consolidated statements of income.
Other Long-Term Liabilities—Other long-term liabilities consist primarily of amounts payable to clients, pursuant to terms of operating agreements or for deposits held by the Company, liabilities for workers compensation claims, and obligations for uncertain tax positions.
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
New Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). This standard amends the existing guidance and requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by those leases with lease terms longer than twelve months. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact this standard will have on the Company’s consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. As a result, each jurisdiction will now only have one net non-current deferred tax asset or liability. The guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, and entities may choose whether to adopt this update prospectively or retrospectively. The Company has chosen early adoption of the standard and applied the guidance prospectively as of December 31, 2015. Balance sheets for prior periods were not retrospectively adjusted. Adoption of this standard did not impact results of operations, retained earnings, or cash flows.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB voted to defer the effective date by one year. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2017. Early adoption is permitted, but not for periods beginning on or before December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.
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
2. ACQUISITIONS
As part of the Company’s growth strategy to expand through strategic and synergistic acquisitions, the Company has made the following acquisitions in the years ended December 31, 2015, 2014, and 2013. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from the assembled workforce acquired.
2015 Acquisitions
On May 19, 2015, the Company acquired Hildebrandt Learning Centers, LLC, an operator of 40 centers in the United States, for cash consideration of $19.2 million and contingent consideration of $0.5 million, which was accounted for as a business combination. The Company recorded goodwill of $13.2 million related to the full service center-based care segment, which will be deductible for tax purposes, and intangible assets of $5.7 million, consisting of customer relationships that will be amortized over 12 years. The Company also acquired working capital of $0.3 million, including cash of $1.5 million, and fixed assets of $0.5 million.
On July 15, 2015, the Company acquired Active Learning Childcare Limited, an operator of nine centers in the United Kingdom, for cash consideration of $42.2 million, which was accounted for as a business combination. The Company recorded goodwill of $31.1 million related to the full service center-based care segment, which will not be deductible for tax purposes, and intangible assets of $3.8 million, consisting primarily of customer relationships that will be amortized over five years. The Company also acquired a working capital deficit of $1.8 million, including cash of $2.8 million, fixed assets of $9.8 million, and deferred tax liabilities of $0.7 million.
Our acquisitions of Hildebrandt Learning Centers, LLC and Active Learning Childcare Limited contributed approximately $29.6 million of incremental revenue in the year ended December 31, 2015.
During the year ended December 31, 2015, the Company also acquired four additional centers in the United States and four additional centers in the United Kingdom, in six separate business acquisitions which were each accounted for as business combinations. The centers were acquired for cash consideration of $20.5 million and contingent consideration of $0.8 million, net of cash acquired of $0.3 million. The company recorded goodwill of $18.5 million related to the full service center-based care segment, a portion of which will be deductible for tax purposes. Intangible assets of $2.7 million, consisting primarily of customer relationships that will be amortized over five years, were also recorded in relation to these acquisitions.
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
2014 Acquisitions
During the year ended December 31, 2014, the Company acquired two businesses that operate five centers in the United States for cash consideration of $13.2 million, which were accounted for as business combinations. The Company recorded goodwill of $11.1 million related to the full service center-based care segment, which will be deductible for tax purposes. Intangible assets of $2.1 million, consisting primarily of customer relationships, fixed assets of $0.9 million, and a working capital deficit of $0.9 million were also recorded in relation to these acquisitions. The purchase price for these acquisitions have been allocated based on estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition.

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
The purchase price for this acquisition has been allocated based on estimates of the fair values of the acquired assets and assumed liabilities at the date of the acquisition as follows (in thousands):

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
The Company recorded adjustments to the purchase accounting during the measurement period including an adjustment for the final settlement of working capital which reduced goodwill by $3.5 million. This reduction to goodwill was offset by an increase of $1.2 million for taxes payable recorded during the third quarter of 2014. The Company received cash proceeds of $3.5 million related to working capital settlements for this acquisition, of which $0.9 million was received in 2014.
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
Pro Forma Information
The operating results for each of the acquisitions are included in the consolidated results of operations from the respective dates of acquisition. The following table presents consolidated pro forma information as if the acquisitions of Children's Choice Learning Centers, Inc. and Kidsunlimited had occurred on January 1, 2012 (in thousands);

Pro forma (Unaudited)
Year ended December 31,
2013
Revenue	$1,260,453
Net income attributable to Bright Horizons Family Solutions, Inc.	$16,226
The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as increased amortization expense related to the acquired intangible assets. Nonrecurring deal costs that were incurred by the Company and the acquired businesses in relation to the respective acquisitions, totaling $6.2 million, were excluded from the pro forma results for the year ended December 31, 2013.
These acquired businesses contributed total revenues of $71.6 million in the year ended December 31, 2013. The Company has also determined that the presentation of net income for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2015	2014
Prepaid rent and other occupancy costs	$12,165	$10,672
Prepaid income taxes	12,569	4,427
Prepaid workers compensation claims	5,385	11,092
Reimbursable costs	2,450	2,784
Prepaid insurance	2,097	1,917
Other prepaid expenses and current assets	9,213	8,255
	$43,879	$39,147
Under the terms of the Company’s workers compensation policy, the Company is required to make advances to its insurance carrier pertaining to estimated claims for all open plan years.
4. FIXED ASSETS
Fixed assets consist of the following (dollars in thousands):

	Estimated useful lives	December 31,
		2015	2014
	(Years)
Buildings	20 – 40	$140,177	$131,767
Furniture, equipment and software	3 – 10	159,433	144,040
Leasehold improvements	Shorter of the lease term or the estimated useful life	318,852	271,757
Land	—	53,050	50,604
Total fixed assets		671,512	598,168
Accumulated depreciation		(241,776)	(199,221)
Fixed assets, net		$429,736	$398,947
Fixed assets include construction in progress of $17.8 million and $11.8 million at December 31, 2015 and 2014, respectively, which was primarily comprised of leasehold improvements. The Company recorded depreciation expense of $50.7 million, $48.4 million and $42.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Balance at December 31, 2013	$912,134	$160,145	$24,004	$1,096,283
Additions from acquisitions	11,087	—	—	11,087
Adjustments to prior year acquisitions	902	—	(203)	699
Effect of foreign currency translation	(11,080)	(1,251)	—	(12,331)
Balance at December 31, 2014	913,043	158,894	23,801	1,095,738
Additions from acquisitions	62,838	—	—	62,838
Adjustments to prior year acquisitions	(15)	—	—	(15)
Effect of foreign currency translation	(10,752)	—	—	(10,752)
Balance at December 31, 2015	$965,114	$158,894	$23,801	$1,147,809

The Company also has intangible assets, which consist of the following at December 31, 2015 and 2014 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2015:
Definite-lived intangibles:
Customer relationships	14 years	$410,205	$(207,257)	$202,948
Trade names	8 years	6,046	(2,748)	3,298
Non-compete agreements	5 years	53	(48)	5
		416,304	(210,053)	206,251
Indefinite-lived intangibles:
Trade names	N/A	183,080	—	183,080
		$599,384	$(210,053)	$389,331

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2014:
Definite-lived intangibles:
Customer relationships	15 years	$400,097	$(180,900)	$219,197
Trade names	8 years	5,772	(2,177)	3,595
Non-compete agreements	5 years	54	(44)	10
		405,923	(183,121)	222,802
Indefinite-lived intangibles:
Trade names	N/A	183,447	—	183,447
		$589,370	$(183,121)	$406,249
On an annual basis or if an indicator of impairment exists, indefinite lived trade names are subject to an evaluation of the remaining useful life to determine whether events and circumstances continue to support an indefinite useful life, as well as testing for impairment.
The Company recorded amortization expense of $28.0 million, $29.0 million and $30.1 million in the years ended December 31, 2015, 2014, and 2013, respectively.
The Company estimates that it will record amortization expense related to intangible assets existing as of December 31, 2015 as follows over the next five years (in thousands):

Estimated amortization expense
2016	$27,922
2017	$26,231
2018	$24,903
2019	$24,099
2020	$23,708

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Accounts payable	$26,944	$12,784
Accrued payroll and employee benefits	46,705	59,364
Accrued insurance	6,819	16,154
Accrued occupancy costs	3,541	3,121
Accrued professional fees	2,575	2,169
Accrued interest	869	1,004
Other accrued expenses	27,323	21,829
	$114,776	$116,425
7. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Customer amounts on deposit	$12,395	$10,477
Deferred rent and other occupancy costs	3,438	2,847
Income taxes payable	1,916	4,802
Unfavorable leases	776	658
Other liabilities	1,209	1,616
	$19,734	$20,400
8. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Liabilities for workers compensation claims	$18,363	$3,400
Customer amounts on deposit	12,071	9,199
Liability for unvested restricted stock	8,573	4,709
Liability for uncertain tax positions	545	1,594
Other liabilities	4,630	4,499
	$44,182	$23,401

9. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
As of December 31, 2015, the Company's $1.1 billion senior credit facilities consisted of $955.0 million in secured term loan facilities and a $100.0 million revolving credit facility. In conjunction with a debt refinancing in January 2013, $790.0 million in senior secured term loans were issued, with the subsequent issuance of $165.0 million in additional term loans in December 2014. The term loans mature on January 30, 2020 and require quarterly principal payments of $2.4 million, with the remaining principal balance due on January 30, 2020. Outstanding term loan borrowings were as follows at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Term loans	$929,650	$939,200
Deferred financing costs and original issue discount	(14,439)	(18,023)
Total debt	915,211	921,177
Less current maturities	9,550	9,550
Long-term debt	$905,661	$911,627
At December 31, 2015, the revolving credit facility had a maturity of January 30, 2018 and there were borrowings outstanding of $24.0 million, with $76.0 million of the revolving credit facility available for borrowings. There were no borrowings outstanding on the revolving credit facility at December 31, 2014 with the full facility available for borrowings. On January 26, 2016, the Company amended its existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million, to extend the maturity date on the revolving credit facility from January 30, 2018 to July 31, 2019, and to modify the interest rate applicable to borrowings.
All borrowings under the credit agreement are subject to variable interest rates. Borrowings under the term loan facility bear interest at a rate per annum ranging from 1.75% to 2.5% over the Base Rate or 2.75% to 3.5% over the Eurocurrency Rate defined in the credit agreement. As of December 31, 2015 borrowings under our revolving facility bore interest at a rate per annum equal to 1.75% over the Base Rate or 2.75% over the Eurocurrency Rate. The Base Rate is the highest of (1) the prime rate of Goldman Sachs Bank USA, (2) the federal funds effective rate plus 0.5% and (3) the Eurocurrency Rate with a one month interest period plus 1.0%. The Eurocurrency Rate option is the one, two, three or six month LIBOR rate, as selected by the Borrower, or, with the approval of the applicable lenders, the nine, twelve or less than one month LIBOR rate. The Base Rate is subject to an interest rate floor of 2.0% and the Eurocurrency Rate is subject to an interest rate floor of 1.0%, both only with respect to the term loan facility. In addition, the unused portion of the revolving credit facility is subject to a commitment fee per annum ranging from 0.375% to 0.500%. On January 26, 2016, the Company amended its existing credit agreement to increase the revolving credit facility and to extend the maturity date on the revolving credit facility as noted above, and to modify the interest rate applicable to borrowings under the revolving credit facility from 1.75% over the Base Rate to a range of 1.25% to 1.75% over the Base Rate, or 2.25% to 2.75% over the Eurocurrency Rate.
The effective interest rate for the term loans was 4.1% and 3.8% at December 31, 2015 and 2014, respectively, and the weighted average interest rate for the years ended December 31, 2015 and 2014 was 4.1% and 3.9%, respectively. The weighted average interest rate for the revolving credit facility was 3.8% and 5.0% for the years ended December 31, 2015 and 2014, respectively.
All obligations under the senior secured credit facilities are secured by substantially all the assets of the Company’s U.S.-based subsidiaries. The senior secured credit facilities contain certain customary affirmative covenants and other covenants that, among other things, may restrict the ability of Bright Horizons Family Solutions LLC ("BHFS LLC"), our wholly-owned subsidiary, and its restricted subsidiaries, to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; alter the business conducted; enter into agreements restricting our subsidiaries’ ability to pay dividends; and, consolidate or merge.
The revolving credit facility requires BHFS LLC, the borrower, and its restricted subsidiaries to comply with a maximum senior secured first lien net leverage ratio financial maintenance covenant, to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans and swingline loans outstanding under the revolving credit facility exceed 25% of the revolving commitments on such date.
The Company incurred financing fees of $14.2 million and original issue discount costs of $9.6 million in connection with the 2013 and 2014 debt refinancing. These fees are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs was $2.2 million, $1.9 million, and $1.7 million in the years ended December 31, 2015, 2014, and 2013, respectively. Amortization expense of original issuance discount costs was $1.4 million, $1.1 million, and $1.0 million in the years ended December 31, 2015, 2014, and 2013, respectively.
10. REDEEMABLE NON-CONTROLLING INTEREST
In July 2011, the Company acquired a 63% ownership interest of a company in the Netherlands. The Company acquired the remaining 37% interest by acquiring 18.5% in November 2012 and the remaining 18.5% on December 31, 2013.
The operating results of the company in the Netherlands are included in the Company’s consolidated results of operations with the non-controlling interest and the net income attributable to the Company presented separately as applicable from the date of acquisition.
In connection with the initial acquisition, the Company entered into put and call option agreements with the minority shareholders for the purchase of the non-controlling interest based on a contractually determined formula. As a result of the option agreements, the non-controlling interest was considered redeemable and was classified as temporary equity on the Company’s consolidated balance sheet. The minority ownership interest by the previous owners was presented as redeemable non-controlling interest on the consolidated balance sheet in the periods prior to the acquisition of the remaining interest on December 31, 2013. The redeemable non-controlling interest was measured at fair value at the date of acquisition and was reviewed at each subsequent reporting period and adjusted, as needed, to reflect its then redemption value. No adjustments were recorded.
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
11. INCOME TAXES
Income (loss) before income taxes consists of the following (in thousands):

	Years ended December 31,
	2015	2014	2013
United States	$134,611	$110,585	$5,109
Foreign	5,545	1,729	(298)
Total	$140,156	$112,314	$4,811
Income tax expense (benefit) consists of the following (in thousands):

	Years ended December 31,
	2015	2014	2013
Current tax expense (benefit)
Federal	$29,236	$45,628	$10,546
State	8,723	8,753	591
Foreign	9,028	(726)	(5,260)
	46,987	53,655	5,877
Deferred tax (benefit) expense
Federal	(11,014)	(10,497)	(9,080)
State	6,776	(948)	(1,179)
Foreign	3,480	(1,931)	(3,151)
	(758)	(13,376)	(13,410)
Income tax expense (benefit)	$46,229	$40,279	$(7,533)

The following is a reconciliation of the U.S. Federal statutory rate to the effective rate on pretax income (in thousands):

	Years ended December 31,
	2015	2014	2013
Federal tax expense computed at statutory rate	$49,055	$39,310	$1,684
State tax expense (benefit), net of federal tax	5,849	5,121	(193)
Valuation allowance, net	(185)	245	3
Intercompany interest	(6,919)	—	—
Permanent differences and other, net	(901)	277	(234)
Change in tax rate	319	(134)	(94)
Change to uncertain tax positions, net	(333)	(1,523)	(4,850)
Foreign rate differential	(656)	(3,017)	(3,849)
Income tax expense (benefit)	$46,229	$40,279	$(7,533)
Significant components of the Company’s net deferred tax liability are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Reserve on assets	$566	$466
Net operating loss and credit carryforwards	1,281	1,659
Liabilities not yet deductible	33,438	28,045
Deferred revenue	2,418	2,724
Stock-based compensation	12,277	10,964
Depreciation	53	73
Other	934	1,386
	50,967	45,317
Valuation allowance	(1,111)	(1,296)
Total deferred tax assets	49,856	44,021
Deferred tax liabilities:
Intangible assets	(144,402)	(143,732)
Depreciation	(18,554)	(13,686)
Total deferred tax liabilities	(162,956)	(157,418)
Net deferred tax liability	$(113,100)	$(113,397)
The Company has chosen early adoption of the ASU 2015-17, Balance Sheet Classification of Deferred Taxes, and applied the guidance prospectively which requires that all deferred assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The prior period balance sheets were not retrospectively adjusted. Amounts for 2014 in the table above have been conformed to the 2015 presentation.
During 2015, the overall deferred tax liability has decreased slightly, primarily due to the book to tax difference in the treatment of amortization of intangible assets, depreciation and stock-based compensation.
The Company has foreign net operating losses of $8.6 million and has recorded an associated deferred tax asset totaling $1.4 million. Deferred tax assets associated with federal and state net operating losses total $0.1 million. The net operating losses in foreign jurisdictions will begin to expire in 2023 or can be carried forward indefinitely. The net operating losses in the United States have expiration dates through 2035. In jurisdictions in which the Company has not had a history of profitability, the Company has recorded a valuation allowance of $1.1 million associated with foreign net deferred tax assets. During 2015, the valuation allowance decreased $0.2 million.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability of approximately $6.4 million related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $46.4 million of cumulative undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Beginning balance	$713	$2,034	$7,412
Additions for tax positions of prior years	353	—	540
Additions for tax positions of current year	353	—	—
Settlements	(50)	—	(1,110)
Reductions for tax positions of prior years	—	(490)	(4,108)
Lapses of statutes of limitations	(663)	(831)	(712)
Effect of foreign currency adjustments	—	—	12
Ending balance	$706	$713	$2,034
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s current provision for income tax expense for the year ended December 31, 2015 included no interest and penalties. The years ended December 31, 2014 and 2013 included less than $0.1 million of interest and penalties related to tax positions of the Company. There was no liability for total interest and penalties at December 31, 2015, and at December 31, 2014, the interest and penalties were $0.9 million and were included in other long-term liabilities. During 2015, the Company recorded an unrecognized tax benefit for a foreign subsidiary's tax position. Reductions also were recorded due to the lapse in the statute of limitations for prior tax filings and agreements on audits.
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
The Company and its domestic subsidiaries are subject to U.S. Federal income tax as well as multiple state jurisdictions. U.S. Federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for Federal income tax returns is three years. The Company’s filings for 2012 through 2015 are subject to audit based upon the Federal statute of limitations. An audit of a subsidiary's filing for 2013 began in the second quarter of 2015 and is expected to be settled in 2016.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There were no significant settlements of state audits during 2015. As of December 31, 2015, there were two income tax audits in process and the tax years from 2010 to 2015 are subject to audit.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Canada, Ireland, and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to seven years.
12. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Preferred Stock
The Company authorized 25 million shares of undesignated preferred stock in 2013 for issuance, of which none were issued in the years ended December 31, 2015 and 2014. The Company’s board of directors has the authority, without further action by stockholders, to issue up to 25 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of December 31, 2015 and 2014, no shares of preferred stock were outstanding.
Treasury Stock
On February 4, 2015, the board of directors of the Company approved a $250.0 million repurchase program of its common stock. The repurchase program has no expiration date and replaces the prior 2014 authorization. During the year ended December 31, 2015, the Company repurchased 2.2 million shares for $128.1 million, including a total of 2.1 million shares that were purchased from investment funds affiliated with the Sponsor in secondary offerings that commenced May 27, 2015, August 10, 2015, and November 18, 2015. At December 31, 2015, $121.9 million remained outstanding under the repurchase program.
On March 28, 2014, the board of directors of the Company authorized the repurchase of up to $225.0 million of its common stock. Under this authorization, the Company repurchased a total of 5.0 million shares for $221.6 million in the year ended December 31, 2014, including 4.5 million shares that were purchased from investment funds affiliated with the Sponsor in conjunction with the sale of 8.0 million shares through an underwritten secondary offering that commenced on December 10, 2014.
There were no stock repurchases during the year ended December 31, 2013. The Company accounts for treasury stock under the cost method. All repurchased shares have been retired.
Equity Incentive Plan
The Company has the 2012 Omnibus Long-Term Incentive Plan (the "Plan”), which became effective on January 24, 2013, and allows for the issuance of equity awards of up to 5 million shares of common stock. As of December 31, 2015, there were approximately 2.9 million shares of common stock available for grant. Stock options granted under the Plan are subject to a service condition and expire in seven years from date of grant or termination of the holder’s employment with the Company, unless such termination was due to death, disability or retirement, unless otherwise determined by the administrator of the Plan. The majority of the options have a requisite service period of five years, with 60% of the options vesting on the third anniversary of the date of grant and 20% vesting on each of the fourth and fifth anniversaries.
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
Stock-Based Compensation
The Company recognized the impact of stock-based compensation in its consolidated statements of income for the years ended December 31, 2015, 2014, and 2013 and did not capitalize any amounts on the consolidated balance sheets. In the years ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense of $9.2 million and $7.9 million, respectively, of which $8.7 million and $7.3 million were recorded in selling, general and administrative expenses, respectively, and $0.5 million and $0.6 million in cost of services, respectively, in the consolidated statements of income in relation to all awards granted under the equity incentive plans. In the year ended December 31, 2013, the Company recorded stock-based compensation expense of $10.7 million in selling, general and administrative expenses in the consolidated statement of income. Stock-based compensation expense generated an income tax benefit of $3.7 million, $3.2 million, and $4.3 million in the years ended December 31, 2015, 2014, and 2013, respectively.
The stock-based compensation expense for the year ended December 31, 2013 includes $5.0 million associated with options to purchase 1.3 million shares of common stock that had been issued under the 2008 Equity Incentive Plan, which vested upon the effectiveness of the Offering on January 24, 2013.
There were no share-based liabilities paid during the period. As of December 31, 2015, there was $13.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over the remaining requisite service period. The weighted average remaining requisite service period was approximately two years at December 31, 2015.
Stock Options
The fair value of each stock option of common stock granted was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years ended December 31,
	2015	2014	2013
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	30.0%	30.0%	44.3%
Risk free interest rate	1.5%	1.8%	1.0%
Expected life of options (years)	5.3	5.3	5.3
Weighted average fair value per share of options granted during the period	$15.37	$11.36	$10.24
The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in January 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of the Company and that of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the years ended December 31, 2015, 2014, and 2013, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.
The table below reflects stock option activity under the Company’s equity plan for the year ended December 31, 2015.

	Weighted Average Remaining Contractual Life in Years
		Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2015	5.6	4,152,617	$20.24
Granted		481,700	51.26
Exercised		(694,381)	14.13
Forfeited		(121,358)	38.69
Outstanding at December 31, 2015	4.9	3,818,578	$24.68	$160.9
Exercisable at December 31, 2015	4.4	1,778,285	$14.41	$93.2
Vested and expected to vest at December 31, 2015	4.9	3,670,606	$24.03	$157.0
The fair value (pre-tax) of options that vested during the years ended December 31, 2015, 2014, and 2013 were $2.3 million, $3.9 million, and $9.1 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 were $28.9 million, $32.3 million, and $15.4 million, respectively.
Cash received by the Company from the exercise of stock options for the years ended December 31, 2015, 2014, and 2013 was $9.8 million, $17.4 million, and $11.0 million, respectively. Income tax benefits realized from the exercise of stock options in the years ended December 31, 2015, 2014, and 2013 were $11.6 million, $12.9 million, and $8.2 million, respectively, inclusive of the excess tax benefits realized of $9.4 million, $9.1 million, and $5.9 million in the years ended December 31, 2015, 2014, and 2013, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock awards are granted to certain senior managers at the discretion of the board of directors as allowed under the Plan. Restricted stock awards vest on the earliest of the third anniversary of the grant date, a change of control of the Company, and the termination of employment by reason of death or disability, and are accounted for as nonvested stock. Restricted stock is sold for a price equal to 50% of the fair value of the stock at the date of grant. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. The unvested shares of restricted stock participate equally in dividends with common stock. Restricted stock is considered legally issued at the date of grant but is not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. All outstanding shares of restricted stock are expected to vest. Cash proceeds from the issuance of restricted stock for the years ended December 31, 2015 and 2014 were $3.9 million and $4.7 million, respectively. No restricted stock awards were granted in 2013.
Stock-based compensation expense for restricted stock awards is calculated based on the fair value of the award on the date of grant, which is recognized on a straight line basis over the requisite service period. The Company's stock-based compensation expense recorded in selling, general and administrative expenses in the consolidated statements of income for the years ended December 31, 2015 and 2014 included $2.9 million and $1.6 million, respectively, for restricted stock awards. As of December 31, 2015, total unrecognized compensation expense included $4.1 million related to unvested restricted stock, which is expected to be recognized over the weighted average remaining requisite service period of approximately two years.
The table below reflects restricted stock activity under the Company’s equity plan for the year ended December 31, 2015.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Nonvested restricted stock shares at January 1, 2015	259,525	$18.15
Granted	163,200	23.68
Vested	—	—
Forfeited	—	—
Nonvested restricted stock shares at December 31, 2015	422,725	$20.28	$19.7
Restricted stock units are awarded to members of the board of directors as allowed under the Plan. The awards allow for the issuance of a share of the Company's common stock for each vested unit upon the earliest of termination of service as a member of the board of directors or five years after the date of the award. During the year ended December 31, 2015, 9,000 restricted stock units were awarded at a weighted average fair value of $53.18. During the year ended December 31, 2014, 6,066 restricted stock units were awarded at a weighted average fair value of $39.58. At December 31, 2015, there were 15,066 restricted stock units outstanding, with an intrinsic value of $0.8 million, which vested upon award.
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
The Company's unvested stock-based payment awards include unvested shares awarded as restricted stock awards at the discretion of the Company’s board of directors. The restricted stock awards generally vest at the end of three years. The unvested shares participate equally in dividends. See Note 12 for a discussion of the current year unvested stock awards and issuances.

Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method (in thousands, except share and per share amounts):

	Years ended December 31,
	2015	2014	2013
Basic earnings per share:
Net income	$93,927	$72,035	$12,623

Allocation of net income to common shareholders:
Common stock	$93,287	$71,755	$12,623
Unvested participating shares	640	280	—
	$93,927	$72,035	$12,623

Weighted average number of common shares:
Common stock	60,835,574	65,612,572	62,659,264
Unvested participating shares	417,285	255,920	—

Earnings per common share:
Common stock	$1.53	$1.09	$0.20
Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

	Years ended December 31,
	2015	2014	2013
Diluted earnings per share:
Earnings allocated to common stock	$93,287	$71,755	$12,623
Plus earnings allocated to unvested participating shares	640	280	—
Less adjusted earnings allocated to unvested participating shares	(624)	(274)	—
Earnings allocated to common stock	$93,303	$71,761	$12,623

Weighted average number of common shares:
Common stock	60,835,574	65,612,572	62,659,264
Effect of dilutive securities	1,525,204	1,631,600	1,849,772
	62,360,778	67,244,172	64,509,036

Earnings per common share:
Common stock	$1.50	$1.07	$0.20
Options outstanding to purchase 0.2 million, 0.7 million and 0.1 million shares of common stock were excluded from diluted earnings per share for the years ended December 31, 2015, 2014, and 2013, respectively, since their effect was anti-dilutive, which may be dilutive in the future.
14. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases various office equipment, child care and early education center facilities and office space under non-cancelable operating leases. Most of the leases expire within 10 and 15 years and many contain renewal options for various periods. Rent expense for the years ended December 31, 2015, 2014, and 2013 totaled $97.3 million, $88.7 million and $76.8 million, respectively.

Future minimum payments under non-cancelable operating leases as of December 31, 2015 are as follows for the years ending December 31 (in thousands):

2016	$89,547
2017	84,984
2018	80,739
2019	75,045
2020	71,080
Thereafter	441,583
Total future minimum lease payments	$842,978
Long-Term Debt
Future minimum payments of long-term debt are as follows for the years ending December 31 (in thousands):

2016	$9,550
2017	9,550
2018	9,550
2019	9,550
2020	891,450
Total future principal payments	$929,650
Overdraft Facilities
The Company’s subsidiaries in the United Kingdom maintain an overdraft facility with a U.K. bank to support local short-term working capital requirements. The overdraft facility is repayable upon demand from the U.K. bank. The facility provides maximum borrowings of £0.3 million (approximately $0.4 million at December 31, 2015) and is secured by a cross guarantee by and among the Company’s subsidiaries in the United Kingdom and a right of offset against all accounts maintained by the subsidiaries at the lending bank. The overdraft facility bears interest at the U.K. bank’s base rate plus 2.15%. At December 31, 2015 and 2014, there were no amounts outstanding under the overdraft facility.
The Company’s subsidiary in the Netherlands maintained a multi-purpose revolving credit facility with a Dutch bank to support working capital, letter of credit requirements, and the construction and fitting out of new child care centers. The facility was secured by a right of offset against all accounts maintained at the lending bank and by an additional pledge of certain equipment. The €2.2 million facility was terminated in December 2014. The weighted average interest rate for the year ended December 31, 2014 was 5.53%.
Letters of Credit
The Company has 25 letters of credit outstanding used to guarantee certain rent payments for up to $1.0 million. These letters of credit are guaranteed by cash deposits. No amounts have been drawn against these letters of credit.
Litigation
The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such pending legal matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.
Insurance and Regulatory
The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan. Management believes that the amounts accrued for these obligations are sufficient and that ultimate settlement of such claims or costs associated with claims made under these plans will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company’s child care and early education centers are subject to numerous federal, state and local regulations and licensing requirements. Failure of a center to comply with applicable regulations can subject it to governmental sanctions, which could require expenditures by the Company to bring its child care and early education centers into compliance.

15. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees. To be eligible for the 401(k) Plan, an employee must be at least 20.5 years of age and have completed their eligibility period of 60 days and 160 hours of service from date of hire. If they do not meet the 160 hours of service requirement, they may be eligible at 12 months provided they have reached 1,000 hours of service from date of hire. The 401(k) Plan is funded by elective employee contributions of up to 50% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. Expense under the plan, consisting of Company contributions and plan administrative expenses paid by the Company, totaled approximately $2.5 million, $2.3 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company maintains a Nonqualified Deferred Compensation Plan (the “NQDC Plan”) for all eligible employees. Eligible employees are employees who have capped contribution levels in our existing 401(k) Plan due to the thresholds dictated by the IRS definition of “highly compensated” employees, as well as other employees at the discretion of the Bright Horizons Family Solutions Nonqualified Deferred Compensation Plan Committee.  The NQDC Plan is funded by elective employee contributions of up to 50% of their compensation. Under the NQDC Plan, the Company matches 25% of employee contributions for each participant up to $2,500. The Company records an asset and a corresponding liability on the consolidated balance sheet for the deferred compensation plan that were $1.1 million and $1.2 million at December 31, 2015, respectively. The deferred compensation plan asset and liability were both $0.3 million at December 31, 2014.
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

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Year ended December 31, 2015
Revenue	$1,236,762	$181,574	$40,109	$1,458,445
Amortization of intangible assets	26,690	725	574	27,989
Income from operations (1)	115,149	56,891	9,562	181,602
Year ended December 31, 2014
Revenue	$1,156,661	$162,886	$33,452	$1,352,999
Amortization of intangible assets	27,696	725	578	28,999
Income from operations (2)	92,229	49,317	5,374	146,920
Year ended December 31, 2013
Revenue	$1,049,854	$144,432	$24,490	$1,218,776
Amortization of intangible assets	29,048	725	302	30,075
Income from operations (3)	67,287	39,710	2,037	109,034

(1)
For the year ended December 31, 2015, income from operations includes of $0.9 million of costs associated with secondary offerings of common shares and completed acquisitions, all of which is allocated to full service center-based care.

(2)
For the year ended December 31, 2014, income from operations includes $2.7 million of costs associated with secondary offerings of common shares and the amendment to the credit agreement completed in November 2014 ($2.4 million to full service center-based care and $0.3 million to back-up dependent care).

(3)
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

Revenue and long-lived assets by geographic region are as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Revenue
North America	$1,182,629	$1,074,951	$980,537
Europe and other	275,816	278,048	238,239
Total Revenue	$1,458,445	$1,352,999	$1,218,776

	December 31,
	2015	2014	2013
Long-lived assets
North America	$308,469	$277,971	$260,483
Europe and other	121,267	120,976	130,411
Total long-lived assets	$429,736	$398,947	$390,894
The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “Europe and other” includes the Company’s United Kingdom, Netherlands, Ireland, and India operations. Revenues in the United States were $1.2 billion in 2015, $1.1 billion in 2014, and $975.5 million in 2013. Revenues in the United Kingdom were $238.5 million in 2015, $239.6 million in 2014, and $204.7 million in 2013. Long-lived assets were $306.6 million, $275.7 million, and $257.8 million at December 31, 2015, 2014, and 2013 respectively, in the United States, and $107.8 million, $104.0 million, and $108.9 million at December 31, 2015, 2014, and 2013 respectively, in the United Kingdom. Revenue and long-lived assets associated with other countries were not material.
17. TRANSACTIONS WITH RELATED PARTIES
The Company had a management agreement with the Sponsor which provided for annual payments of $2.5 million through May 2018. In connection with the Offering, the Company and the Sponsor terminated the management agreement in exchange for a $7.5 million payment from the Company to the Sponsor, which is included in selling, general and administrative expenses in the accompanying statement of income for the year ended December 31, 2013.
Subsequent to the Offering, on June 19, 2013, March 25, 2014, December 10, 2014, May 27, 2015, August 10, 2015, and November 18, 2015, certain of the Company’s shareholders affiliated with the Sponsor commenced the sale of 9.8 million, 7.9 million, 8.0 million, 3.0 million, 3.0 million, and 3.65 million shares, respectively, of the Company’s common stock in secondary offerings.
The Company purchased 4.5 million, 1.25 million, 0.7 million, and 0.15 million of the shares sold in the December 10, 2014, May 27, 2015, August 10, 2015, and November 18, 2015 secondary offerings, respectively, from investment funds affiliated with the Sponsor at the same price per share paid by the underwriter to the selling shareholders.
As of December 31, 2015, investment funds affiliated with the Sponsor hold approximately 27.5% of the Company’s common stock. Three members of the Company's board of directors are affiliated with the Sponsor.
18. QUARTERLY RESULTS (UNAUDITED)
In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of the results of any future quarter.

Selected quarterly financial information follows for the years ended December 31, 2015 and 2014:

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, except per share amounts)
Revenue	$350,440	$370,465	$365,944	$371,596
Gross profit	86,608	95,860	85,384	89,903
Income from operations	42,841	52,138	41,741	44,882
Net income	22,532	26,919	20,558	23,918
Allocation of net income to common stockholders:
Common stock—basic	22,386	26,735	20,415	23,751
Common stock—diluted	22,390	26,739	20,419	23,755
Earnings per share:
Common stock—basic	$0.36	$0.44	$0.34	$0.40
Common stock—diluted	$0.35	$0.43	$0.33	$0.39

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per share amounts)
Revenue	$332,155	$348,100	$334,976	$337,768
Gross profit	77,149	83,114	72,861	80,478
Income from operations	34,011	42,535	33,046	37,328
Net income	16,048	21,714	15,379	18,894
Allocation of net income to common stockholders:
Common stock—basic	15,988	21,629	15,319	18,819
Common stock—diluted	15,990	21,631	15,320	18,820
Earnings per share:
Common stock—basic	$0.24	$0.33	$0.23	$0.29
Common stock—diluted	$0.24	$0.32	$0.23	$0.28

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due solely to the material weakness in internal control over financial reporting described below.
In the course of completing its assessment of internal control over financial reporting as of December 31, 2014, management identified a material weakness in its internal control over financial reporting related to information technology general controls in the areas of user access and program change management, which material weakness has not been remediated as of December 31, 2015 for the reasons described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For additional information regarding the nature of this material weakness, see “Management’s Report on Internal Control Over Financial Reporting” below. We have implemented a number of remediation efforts for this material weakness over the course of 2015 as part of a remediation plan, which are described below.
Notwithstanding the identified material weakness and management’s assessment that internal control over financial reporting was ineffective as of December 31, 2015, management believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with accounting principles generally accepted in the United States of America. Additionally, this material weakness did not result in any restatements of the Company's audited consolidated financial statements and disclosures for any prior period previously reported by the Company.
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
Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015 for the reasons described below.

In the course of completing our assessment of internal control over financial reporting as of December 31, 2014, management identified a number of deficiencies related to the design and operating effectiveness of information technology (“IT”) general controls for information systems that comprise part of the Company’s system of internal control over financial reporting and are relevant to the preparation of our consolidated financial statements (such information technology systems are referred to as the “affected IT systems”). These deficiencies involve user access controls and program change management controls that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel, and that changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. While the Company has implemented a number of remediation efforts over the course of 2015 with respect to the identified deficiencies, the Company has not remediated the material weakness initially identified in connection with the Company’s assessment of internal control over financial reporting as of December 31, 2014 because certain of the remediation efforts were implemented later in 2015 and sufficient testing of their operating effectiveness had not yet occurred as of December 31, 2015. As a result of the deficiencies identified, there is a possibility that the effectiveness of business process controls, which are dependent on the affected IT systems, or electronic data and financial reports generated from the affected IT systems, could be adversely affected.
Throughout 2015, management has been actively engaged in the implementation of a remediation plan to ensure that controls contributing to remediation of this material weakness are designed appropriately and will operate effectively, and has engaged external IT specialist consultants to advise management on these remediation activities. The remediation actions we have taken to date to address the material weakness and to improve and strengthen our internal controls include the following:

•
Improving the design, operation and monitoring of control activities and procedures associated with user and administrator access to the affected IT systems, including both preventive and detective control activities.

•
Implementing appropriate program change management control activities, including the installation of third party utility tools, to track access, authorizations and history of changes across the affected IT systems.

•	Hiring additional information technology personnel and expand the resources in the functional areas that support and monitor our IT systems and the information generated therefrom.

•
Implementing business process controls that directly mitigate the risks related to the electronic data and financial reports generated from the affected IT systems and used in the performance of underlying business process controls while remediation is in progress to address the general IT control deficiencies.

Management believes the steps taken to date, including the design and implementation of new control activities, have improved the effectiveness of our internal control over financial reporting. However, the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. While significant progress has been made throughout 2015 related to the planned remediation activities noted above, certain controls were implemented later in 2015, and sufficient testing of the operating effectiveness had not yet occurred as of December 31, 2015. Therefore, management concluded that the material weakness in internal controls over financial reporting related to information technology general controls in the areas of user access and program change management for the affected IT systems had not been remediated as of December 31, 2015.
Management believes that once the new controls have been in operation for a sufficient period of time to test such that management can conclude that they are operating effectively, the material weakness will be remediated. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts by any particular date. In addition, as the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. Management will continue to test and evaluate the implementation of these new processes and internal controls during 2016 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the Company’s financial statements. Subject to the foregoing, management believes these remediation efforts will be completed by December 31, 2016.
Attestation Report of the Independent Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.

Changes in Internal Control Over Financial Reporting
Except as described above under “Management’s Report on Internal Control Over Financial Reporting,” there have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Bright Horizons Family Solutions Inc.
Watertown, Massachusetts
We have audited Bright Horizons Family Solutions Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in internal control over financial reporting relating to the design and operating effectiveness of user access and program change management controls related to certain information systems that are relevant to the preparation of the Company’s consolidated financial statements and system of internal control over financial reporting. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effects of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Bright Horizons Family Solutions Inc. and subsidiaries as of and for the year ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 29, 2016

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." The remaining information required by this Item 10 will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 31, 2015 (the “Definitive Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation
Except for information regarding securities authorized under our equity compensation plans as set forth in Part II, Item 5 of this Annual Report on Form 10-K under the caption "Equity Compensation Plans," the information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.
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

Item 15. Exhibits, Financial Statement Schedules
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

3.	Exhibits: The following is an index of the exhibits included in this Annual Report on Form 10-K or incorporated by reference.

Exhibit Number	Exhibit Title
3.1
Form of Second Restated Certificate of Incorporation of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

3.2
Form of Amended and Restated Bylaws of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

4.1
Form of Amended and Restated Registration Rights Agreement among Bright Horizons Family Solutions Inc. and certain stockholders of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

10.1†
Bright Horizons Family Solutions Inc. (f/k/a Bright Horizons Solutions Corp.) 2008 Equity Incentive Plan amended (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.2†
Amendment to Bright Horizons Family Solutions Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(1) to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed on January 14, 2013)

10.3
Credit Agreement, dated as of January 30, 2013, among Borrower, Holdings, Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K dated February 4, 2013)

10.4†
Form of Non-Statutory Time-Based Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.5†
Form of Non-Statutory Performance-Based Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.6†
Form of Non-Statutory Continuation Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.7†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Stephen I. Dreier (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-188903, filed May 29, 2013)

10.8†
Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(1) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

10.9†
Form of Non-Statutory Stock Option Agreement (Employees) under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(2) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

10.10†	Bright Horizons Family Solutions Inc. 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed March 26, 2013)
10.11†
Bright Horizons Family Solutions Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

Exhibit Number	Exhibit Title
10.12†
Form of Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and David Lissy (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.13†
Form of Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Mary Ann Tocio (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.14†
Form of Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Elizabeth Boland (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.15†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)
10.16†
Form of Amended and Restated Stockholders Agreement among Bright Horizons Family Solutions Inc. and certain stockholders named therein (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.17
Joinder Agreement by and among Goldman Sachs Credit Partners L.P., Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., the Guarantors defined therein, GSCP, as syndication agent, and General Electric Capital Corporation, dated May 23, 2012 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.18
Amended and Restated Lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers, LLC, dated December 1, 2009 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.19
Assignment and Assumption of Lease and Novation Agreement among the President and Fellows of Harvard College, Enterprise Mobile, Inc. and Bright Horizons Children’s Centers LLC, dated June 15, 2011 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.20
First Amendment to Amended and Restated Lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers LLC, dated July 25, 2011 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.21
Second Amendment to Amended and Restated lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers LLC, dated September 30, 2012 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.22
Amendment No. 1 to Credit Agreement, dated as of November 19, 2014, among Borrower and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 20, 2014)

10.23
Incremental Joinder to Credit Agreement, dated as of December 9, 2014, among Borrower, the Lenders and Additional Lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K dated December 9, 2014)

10.24†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015)
10.25†	Form of Restricted Stock Agreement (Directors) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015)
10.26†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Stephen Kramer (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015)

10.27†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Danroy T. Henry (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015)

10.28
Extension and Incremental Amendment, dated as of January 26, 2016, by and among Bright Horizons Family Solutions LLC, the Extending Revolving Credit Lenders party thereto, the Incremental Revolving Credit Lenders party thereto, and Goldman Sachs Bank USA, as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K dated January 27, 2016)

10.29†
Bright Horizons Family Solutions Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015)

21.1*	Subsidiaries of Bright Horizons Family Solutions Inc.
23.1*	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP

Exhibit Number	Exhibit Title
31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer
31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer
32.1**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer
32.2**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits filed herewith
**	Exhibits furnished herewith
†	Management contract or compensatory plan

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 29, 2016

Bright Horizons Family Solutions Inc.

By:	/s/ David Lissy
Name:	David Lissy
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lissy	Director, Chief Executive Officer (Principal Executive Officer)	February 29, 2016
David Lissy

/s/ Elizabeth Boland	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016
Elizabeth Boland

/s/ Linda Mason	Director, Chair of the Board	February 29, 2016
Linda Mason

/s/ Lawrence Alleva	Director	February 29, 2016
Lawrence Alleva

/s/ Joshua Bekenstein	Director	February 29, 2016
Joshua Bekenstein

/s/ Roger Brown	Director	February 29, 2016
Roger Brown

/s/ E. Townes Duncan	Director	February 29, 2016
E. Townes Duncan

/s/ Jordan Hitch	Director	February 29, 2016
Jordan Hitch

/s/ David Humphrey	Director	February 29, 2016
David Humphrey

/s/ Marguerite Kondracke	Director	February 29, 2016
Marguerite Kondracke

/s/ Sara Lawrence-Lightfoot	Director	February 29, 2016
Sara Lawrence-Lightfoot

/s/ Mary Ann Tocio	Director	February 29, 2016
Mary Ann Tocio