Form 10-Q
period 2016-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2016-05-06
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2016, the Company had 59,684,774 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended March 31, 2016

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements (Unaudited)
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$40,152	$11,539
Accounts receivable—net	84,312	97,295
Prepaid expenses and other current assets	35,195	43,879
Total current assets	159,659	152,713
Fixed assets—net	424,986	429,736
Goodwill	1,147,236	1,147,809
Other intangibles—net	382,111	389,331
Other assets	29,999	30,952
Total assets	$2,143,991	$2,150,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,550	$9,550
Borrowings on revolving line of credit	—	24,000
Accounts payable and accrued expenses	118,677	114,776
Deferred revenue	146,739	137,283
Other current liabilities	26,715	19,734
Total current liabilities	301,681	305,343
Long-term debt—net	903,215	905,661
Deferred rent and related obligations	50,525	50,039
Other long-term liabilities	43,875	44,182
Deferred revenue	5,341	4,608
Deferred income taxes	111,286	113,100
Total liabilities	1,415,923	1,422,933

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 59,714,161 and 60,008,136 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	60	60
Additional paid-in capital	964,071	983,398
Accumulated other comprehensive loss	(44,210)	(39,270)
Accumulated deficit	(191,853)	(216,580)
Total stockholders’ equity	728,068	727,608
Total liabilities and stockholders’ equity	$2,143,991	$2,150,541
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)

	Three months ended March 31,
	2016	2015
Revenue	$385,322	$350,440
Cost of services	289,546	263,832
Gross profit	95,776	86,608
Selling, general and administrative expenses	40,031	36,845
Amortization of intangible assets	7,148	6,922
Income from operations	48,597	42,841
Interest income	19	38
Interest expense	(10,703)	(10,069)
Income before income taxes	37,913	32,810
Income tax expense	(13,186)	(10,278)
Net income	$24,727	$22,532

Earnings per common share:
Common stock—basic	$0.41	$0.36
Common stock—diluted	$0.40	$0.35
Weighted average number of common shares outstanding:
Common stock—basic	59,832,168	61,682,964
Common stock—diluted	61,300,409	63,189,367
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three months ended March 31,
	2016	2015
Net income	$24,727	$22,532
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,940)	(16,883)
Total other comprehensive loss	(4,940)	(16,883)
Comprehensive income	$19,787	$5,649
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,727	$22,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,525	19,386
Amortization of original issue discount and deferred financing costs	943	848
(Gain) loss on foreign currency transactions	(122)	185
Non-cash revenue and other	(29)	(80)
(Gain) loss on disposal of fixed assets	(166)	114
Stock-based compensation	2,597	2,300
Deferred rent	425	967
Deferred income taxes	(1,766)	4,395
Changes in assets and liabilities:
Accounts receivable	12,905	8,180
Prepaid expenses and other current assets	8,601	(4,267)
Accounts payable and accrued expenses	5,238	(6,912)
Deferred revenue	10,183	(241)
Accrued rent and related obligations	291	(200)
Other assets	901	(808)
Other current and long-term liabilities	544	863
Net cash provided by operating activities	85,797	47,262
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(10,637)	(16,911)
Payments for acquisitions, net of cash acquired	(2,933)	(1,072)
Net cash used in investing activities	(13,570)	(17,983)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	65,600	—
Repayments under revolving line of credit	(89,600)	—
Principal payments of long-term debt	(2,388)	(2,388)
Payments for debt issuance costs	(1,002)	—
Purchase of treasury stock	(23,385)	(738)
Proceeds from issuance of common stock upon exercise of options	1,682	4,210
Proceeds from issuance of restricted stock	3,351	3,864
Tax benefit from stock-based compensation	1,920	3,072
Net cash (used in) provided by financing activities	(43,822)	8,020
Effect of exchange rates on cash and cash equivalents	208	(1,524)
Net increase in cash and cash equivalents	28,613	35,775
Cash and cash equivalents—beginning of period	11,539	87,886
Cash and cash equivalents—end of period	$40,152	$123,661

NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$3,000	$2,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$9,794	$9,334
Cash payments of taxes	$3,806	$11,503
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
Basis of Presentation—The accompanying unaudited condensed consolidated balance sheet as of March 31, 2016 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended March 31, 2016 and 2015 have been prepared by the Company in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 31, 2016 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended March 31, 2016 and 2015, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stock Offerings—On January 30, 2013, the Company completed an initial public offering (the "Offering”) and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. Subsequent to the Offering, certain of the Company's shareholders sold shares of the Company's common stock in secondary offerings ("secondary offerings") totaling 9.65 million, 15.9 million, and 9.8 million in the years ended December 31, 2015, 2014 and 2013, respectively. The Company did not receive proceeds from the sale of shares in the secondary offerings. The Company purchased 2.1 million and 4.5 million of the shares sold in the secondary offerings in 2015 and 2014, respectively, from investment funds affiliated with Bain Capital Partners, LLC at the same price per share paid by the underwriter to the selling shareholders.
As of March 31, 2016, investment funds affiliated with Bain Capital Partners, LLC held approximately 27.6% of our common stock.
New Accounting Pronouncements— In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early adoption permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard amends the existing guidance and requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by those leases with lease terms longer than twelve months. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied using a modified retrospective approach. Early adoption is permitted. The Company is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. The FASB has subsequently issued various ASUs which amend or clarifies specific areas of the guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.

In 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments and ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. These standards were effective January 1, 2016, which did not have an impact on the Company's consolidated financial statements.
2. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the year ended December 31, 2015 and the three months ended March 31, 2016 are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Balance at January 1, 2015	$913,043	$158,894	$23,801	$1,095,738
Additions from acquisitions	62,838	—	—	62,838
Adjustments to prior year acquisitions	(15)	—	—	(15)
Effect of foreign currency translation	(10,752)	—	—	(10,752)
Balance at December 31, 2015	965,114	158,894	23,801	1,147,809
Additions from acquisitions	2,100	—	—	2,100
Adjustments to prior year acquisitions	(7)	—	—	(7)
Effect of foreign currency translation	(2,666)	—	—	(2,666)
Balance at March 31, 2016	$964,541	$158,894	$23,801	$1,147,236
The Company also has intangible assets, which consist of the following at March 31, 2016 and December 31, 2015 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
March 31, 2016
Definite-lived intangibles:
Customer relationships	14 years	$410,056	$(213,889)	$196,167
Trade names	8 years	5,964	(2,894)	3,070
Non-compete agreements	5 years	53	(49)	4
		416,073	(216,832)	199,241
Indefinite-lived intangibles:
Trade names	N/A	182,870	—	182,870
		$598,943	$(216,832)	$382,111

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2015
Definite-lived intangibles:
Customer relationships	14 years	$410,205	$(207,257)	$202,948
Trade names	8 years	6,046	(2,748)	3,298
Non-compete agreements	5 years	53	(48)	5
		416,304	(210,053)	206,251
Indefinite-lived intangibles:
Trade names	N/A	183,080	—	183,080
		$599,384	$(210,053)	$389,331

The Company estimates that it will record amortization expense related to intangible assets existing as of March 31, 2016 as follows over the next five years (in thousands):

Estimated amortization expense
Remainder of 2016	$22,009
2017	$26,466
2018	$25,142
2019	$24,278
2020	$23,859
3. ACQUISITIONS
As part of the Company’s growth strategy to expand through strategic and synergistic acquisitions, the Company has made the following acquisitions in the three months ended March 31, 2016 and year ended December 31, 2015. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from the assembled workforce acquired.
2016 Acquisitions
During the three months ended March 31, 2016, the Company acquired three centers in the United Kingdom, which were accounted for as a business combination. The centers were acquired for cash consideration of $2.3 million. The Company recorded goodwill of $2.1 million related to the full service center-based care segment, a portion of which will be deductible for tax purposes. Intangible assets of $0.6 million, consisting primarily of customer relationships that will be amortized over five years, and a working capital deficit of $0.3 million were also recorded in relation to this acquisition.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2016, the purchase price allocation for this acquisition remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired business are included in the consolidated results of operations from the date of acquisition, which were not material to the Company's financial results.
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
Our acquisitions of Hildebrandt Learning Centers, LLC and Active Learning Childcare Limited contributed approximately $14.0 million of incremental revenue in the three months ended March 31, 2016.
During the year ended December 31, 2015, the Company also acquired four additional centers in the United States and four additional centers in the United Kingdom, in six separate business acquisitions which were each accounted for as business combinations. The centers were acquired for cash consideration of $20.5 million and contingent consideration of $0.8 million net of cash acquired of $0.3 million. The Company recorded goodwill of $18.5 million related to the full service center-based care segment, a portion of which will be deductible for tax purposes. Intangible assets of $2.7 million, consisting primarily of customer relationships that will be amortized over five years, were also recorded in relation to these acquisitions. Contingent consideration of $0.5M related to one of these acquisitions was paid during the three months ended March 31, 2016.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31,

2016, the purchase price allocation for seven of these eight acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the dates of acquisition, which were not material to the Company's financial results.
4. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
The Company's $1.2 billion senior credit facilities consist of $955.0 million in secured term loan facilities and a $225.0 million revolving credit facility. In conjunction with a debt refinancing in January 2013, $790.0 million in senior secured term loans were issued, with the subsequent issuance of $165.0 million in additional term loans in December 2014. The term loans mature on January 30, 2020.
Outstanding term loan borrowings were as follows at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Term loans	$927,262	$929,650
Deferred financing costs and original issue discount	(14,497)	(14,439)
Total debt	912,765	915,211
Less current maturities	9,550	9,550
Long-term debt	$903,215	$905,661
On January 26, 2016, the Company amended its existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million, to extend the maturity date on the revolving credit facility from January 30, 2018 to July 31, 2019, and to modify the interest rate applicable to borrowings under the revolving credit facility to a range of 1.25% to 1.75% over the base rate and 2.25% to 2.75% over the Eurocurrency rate. There were no borrowings outstanding at March 31, 2016 on the revolving credit facility and there were $24.0 million in borrowings outstanding at December 31, 2015.
The effective interest rate for the term loans was 3.84% and 4.09% at March 31, 2016 and 2015, respectively, and the weighted average interest rate was 4.05% and 3.91% for the three months ended March 31, 2016 and 2015, respectively. The weighted average interest rate for the revolving credit facility was 4.6% and 5.0% for the three months ended March 31, 2016 and 2015, respectively.
The Company incurred financing fees of $15.4 million and original issue discount costs of $9.6 million in connection with debt refinancings. These fees are being amortized over the terms of the related debt instruments. Amortization expense of deferred financing costs and original issue discount costs in the three months ended March 31, 2016 were $0.6 million and $0.4 million, respectively, which are included in interest expense. Amortization expense of deferred financing costs and original issue discount costs in the three months ended March 31, 2015 were $0.5 million and $0.4 million, respectively.
The future principal payments under the term loans at March 31, 2016 are as follows (in thousands):

Remainder of 2016	$7,162
2017	9,550
2018	9,550
2019	9,550
2020	891,450
$927,262
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

Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended March 31,
	2016	2015
Basic earnings per share:
Net income	$24,727	$22,532

Allocation of net income to common stockholders:
Common stock	$24,517	$22,386
Unvested participating shares	210	146
	$24,727	$22,532

Weighted average number of common shares:
Common stock	59,832,168	61,682,964
Unvested participating shares	512,477	400,965

Earnings per share:
Common stock	$0.41	$0.36
Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended March 31,
	2016	2015
Diluted earnings per share:
Earnings allocated to common stock	$24,517	$22,386
Plus earnings allocated to unvested participating shares	210	146
Less adjusted earnings allocated to unvested participating shares	(205)	(142)
Earnings allocated to common stock	$24,522	$22,390

Weighted average number of common shares:
Common stock	59,832,168	61,682,964
Effect of dilutive securities	1,468,241	1,506,403
	61,300,409	63,189,367

Earnings per share:
Common stock	$0.40	$0.35
Options outstanding to purchase 0.5 million and 0.4 million shares of common stock were excluded from diluted earnings per share for the three months ended March 31, 2016 and 2015 respectively, since their effect was anti-dilutive, which may be dilutive in the future.
6. INCOME TAXES
The Company's effective income tax rates were 34.8% and 31.3% for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate is based upon estimated income before income taxes for the year, by jurisdiction, and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including discrete items such as settlement of foreign, Federal and State tax issues.
The Company’s unrecognized tax benefits were $0.8 million and $0.7 million at March 31, 2016 and December 31, 2015, respectively. There were no interest and penalties related to unrecognized tax benefits at March 31, 2016 and December 31, 2015.
The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.8 million, exclusive of interest and penalties.
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
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There was one state audit completed with no material adjustment during the first quarter of 2016. As of March 31, 2016, there were two state income tax audits still in process and the tax years from 2010 to 2014 are subject to audit.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Canada, Ireland, and Puerto Rico. The tax returns for the Company's subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to seven years.
7. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit, and long-term debt. The fair value of the Company’s financial instruments, other than long-term debt, approximates their book value. The carrying value and estimated fair value of the Company's long-term debt as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities
Long-term debt	$927,262	$926,100	$929,650	$924,700
The estimated fair value of the Company's long-term debt is based on quoted market prices for similar instruments and a model that considers observable inputs. Judgment is required to develop these estimates. As such, our long-term debt is classified as Level 2, as defined by U.S. GAAP.
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at March 31, 2016.
8. SEGMENT INFORMATION
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

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Three months ended March 31, 2016
Revenue	$328,827	$45,131	$11,364	$385,322
Amortization of intangible assets	6,823	181	144	7,148
Income from operations (1)	32,891	13,206	2,500	48,597
Three months ended March 31, 2015
Revenue	$300,334	$41,601	$8,505	$350,440
Amortization of intangible assets	6,597	181	144	6,922
Income from operations	28,275	13,761	805	42,841
(1) For the three months ended March 31, 2016, income from operations includes $0.2 million of expenses related to the January 2016 amendment to the Credit Agreement and to completed acquisition costs, which have been allocated to full service center-based care.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industries in which we and our partners operate, the impact of accounting principles, pronouncements and policies, the outcome of acquisitions and the subsequent integration and expected synergies, our fair value estimates, the vesting of Company equity, the recognition of compensation expense, unrecognized tax benefits and the impact of uncertain tax positions, our tax rates, the outcome of tax audits and tax liabilities, our credit risk, the impact of seasonality on results of operations, the outcome of litigation and our insurance coverage, the cost, timing and impact of the remediation of our material weakness in internal control over financial reporting, borrowings under our credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources of cash flow, our ability to fund operations, make capital expenditures and payments, and complete share repurchases with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our credit facility.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and other factors disclosed from time to time in our other filings with the Securities and Exchange Commission.
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
Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended March 31,
	2016	%	2015	%
Revenue	$385,322	100.0%	$350,440	100.0%
Cost of services (1)	289,546	75.1%	263,832	75.3%
Gross profit	95,776	24.9%	86,608	24.7%
Selling, general and administrative expenses (2)	40,031	10.4%	36,845	10.5%
Amortization of intangible assets	7,148	1.9%	6,922	2.0%
Income from operations	48,597	12.6%	42,841	12.2%
Net interest expense and other	(10,684)	(2.8)%	(10,031)	(2.9)%
Income before income tax	37,913	9.8%	32,810	9.3%
Income tax expense	(13,186)	(3.4)%	(10,278)	(2.9)%
Net income	$24,727	6.4%	$22,532	6.4%
Adjusted EBITDA (3)	$72,350	18.8%	$65,494	18.7%
Adjusted income from operations (3)	$48,803	12.7%	$42,841	12.2%
Adjusted net income (3)	$31,112	8.1%	$27,111	7.7%

(1)
Cost of services consists of direct expenses associated with the operation of child care centers, and direct expenses to provide back-up dependent care services, including fees to back-up care providers, and educational advisory services. Direct expenses consist primarily of salaries, payroll taxes and benefits for personnel, food costs, program supplies and materials, and parent marketing and facilities costs, which include occupancy costs and depreciation.

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
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenue. Revenue increased $34.9 million, or 10%, to $385.3 million for the three months ended March 31, 2016 from $350.4 million for the same period in 2015. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and educational advisory services, and typical annual tuition increases of 3-4%. Revenue generated by full service center-based care services in the three months ended March 31, 2016 increased by $28.5 million, or 9%, when compared to the same period in 2015, due in part to overall enrollment increases of approximately 6%. Our acquisitions of Hildebrandt Learning Centers, LLC, an operator of 40 centers in the United States on May 19, 2015, and of Active Learning Childcare Limited, an operator of 9 centers in the United Kingdom on July 15, 2015, contributed approximately $14.0 million of incremental revenue in the full service center-based care services segment during the quarter. At March 31, 2016, we operated 936 child care and early education centers compared to 885 centers at March 31, 2015.
Revenue generated by back-up dependent care services in the three months ended March 31, 2016 increased by $3.5 million, or 9%, when compared to the same period in 2015. Additionally, revenue generated by other educational advisory services in the three months ended March 31, 2016 increased by $2.9 million, or 34%, when compared to the same period in 2015.
Cost of Services. Cost of services increased $25.7 million, or 10%, to $289.5 million for the three months ended March 31, 2016 from $263.8 million for the same period in 2015. Cost of services in the full service center-based care services segment increased $21.2 million, or 9%, to $258.2 million in the three months ended March 31, 2016 when compared to the same period in 2015. Personnel costs, which typically represent approximately 70% of total cost of services for this segment, increased 10% as a result of enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since March 31, 2015 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which typically represent approximately 30% of total costs of services for this segment, increased 6% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since March 31, 2015. Cost of services in the back-up dependent care segment increased $3.6 million, or 16%, to $25.7 million in the three months ended March 31, 2016, primarily for investments in information technology and personnel, and increased care provider fees associated with the services provided to the expanding revenue base. Cost of services in the other educational advisory services segment increased $0.9 million, or 19%, to $5.7 million in the three months ended March 31, 2016 due to increases in personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $9.2 million, or 11%, to $95.8 million for the three months ended March 31, 2016 from $86.6 million for the same period in 2015. Gross profit margin as a percentage of revenue was 25% for the three months ended March 31, 2016, which is consistent with the same period in 2015. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded other educational advisory services.
Selling, General and Administrative Expenses ("SGA"). SGA increased $3.2 million, or 9%, to $40.0 million for the three months ended March 31, 2016 compared to $36.8 million for the same period in 2015, and was 10% of revenue for the three months ended March 31, 2016, which is consistent with the same period in 2015. SGA increased over the comparable 2015 period due to increases in personnel costs including annual wage increases, continued investments in technology and routine increases in other SGA costs.
Amortization. Amortization expense on intangible assets of $7.1 million for the three months ended March 31, 2016 increased from $6.9 million for the same period in 2015 due to the acquisitions completed in 2015 offset by decreases from certain intangible assets becoming fully amortized during the period.
Income from Operations. Income from operations increased by $5.8 million, or 13%, to $48.6 million for the three months ended March 31, 2016 when compared to the same period in 2015. Income from operations was 13% of revenue for the three months ended March 31, 2016, compared to 12% of revenue for the three months ended March 31, 2015. The increase in income from operations was due to the following:

•
In the full service center-based care segment, income from operations increased $4.6 million for the three months ended March 31, 2016 when compared to the same period in 2015. Income from operations increased over the comparable period due to tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since March 31, 2015, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2015 and 2016.

•
Income from operations for the back-up dependent care segment decreased $0.6 million in the three months ended March 31, 2016 when compared to the same period in 2015 due to investments in information technology and personnel and increased care provider fees associated with services provided to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $1.7 million for the three months ended March 31, 2016 compared to the same period in 2015 due to the expanding revenue base.

Net Interest Expense and Other. Net interest expense and other increased to $10.7 million for the three months ended March 31, 2016 from $10.0 million for the same period in 2015 due to borrowings on our line of credit for the three months ended March 31, 2016.
Income Tax Expense. We recorded income tax expense of $13.2 million during the three months ended March 31, 2016 compared to $10.3 million during the comparable period in 2015 at an effective rate of 35% for the three months ended March 31, 2016 and 31% for the three months ended March 31, 2015. The difference between the effective income tax rates is primarily attributable to a $1.3 million benefit recorded in the first quarter of 2015 related to the adjustment of certain permanent and temporary items. We expect that the annual effective rate for the full year 2016 will approximate 35%.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $6.9 million, or 10%, and $6.0 million, or 14%, respectively, for the three months ended March 31, 2016 over the same period in 2015 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as growth in other educational advisory services.
Adjusted Net Income. Adjusted net income increased $4.0 million, or 15%, for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to the incremental gross profit described above, which was offset by increases in interest expense.

Non-GAAP Reconciliations
In our quarterly and annual reports, earnings press releases and conference calls, we discuss key financial measures that are not calculated in accordance with GAAP. A reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per share are as follows (in thousands, except share data):

	Three Months Ended March 31,
	2016	2015
Net income	$24,727	$22,532
Interest expense, net	10,684	10,031
Income tax expense	13,186	10,278
Depreciation	13,377	12,464
Amortization of intangible assets (a)	7,148	6,922
EBITDA	69,122	62,227
Additional Adjustments:
Deferred rent (b)	425	967
Stock-based compensation expense (c)	2,597	2,300
Expenses related to the Credit Agreement amendment and completed acquisitions (d)	206	—
Total adjustments	3,228	3,267
Adjusted EBITDA	$72,350	$65,494

Income from operations	$48,597	$42,841
Expenses related to the Credit Agreement amendment and completed acquisitions (d)	206	—
Adjusted income from operations	$48,803	$42,841

Net income	$24,727	$22,532
Income tax expense	13,186	10,278
Income before tax	37,913	32,810
Stock-based compensation expense (c)	2,597	2,300
Amortization of intangible assets (a)	7,148	6,922
Expenses related to the Credit Agreement amendment and completed acquisitions (d)	206	—
Adjusted income before tax	47,864	42,032
Adjusted income tax expense (e)	(16,752)	(14,921)
Adjusted net income	$31,112	$27,111
Weighted average number of common shares—diluted	61,300,409	63,189,367
Diluted adjusted earnings per common share	$0.51	$0.43

(a)
Represents amortization of intangible assets, including approximately $4.5 million and $5.0 million for the three months ended March 31, 2016 and 2015, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents rent expense in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(c)	Represents non-cash stock-based compensation expense.

(d)	Represents costs incurred in connection with the January 2016 amendment to the Credit Agreement and completed acquisitions.

(e)	Represents income tax expense calculated on adjusted income before tax at the effective rate of approximately 35% and 36% in 2016 and 2015, respectively.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe that adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share provide investors with useful information with respect to our historical operations. We present adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock-based compensation expense, as well as the expenses related to secondary offerings and acquisitions. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These measures also function as benchmarks to evaluate our operating performance. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. The Company understands that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. There were no borrowings outstanding at March 31, 2016 and $24.0 million in borrowings outstanding at December 31, 2015.
We had a working capital deficit of $142.0 million and $152.6 million at March 31, 2016 and December 31, 2015, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and other educational advisory segments, as well as to make scheduled principal and interest payments and for share repurchases.
The Company's $1.2 billion senior credit facilities consist of $955.0 million in secured term loan facilities and a $225.0 million revolving credit facility. In conjunction with a debt refinancing in January 2013, $790.0 million in senior secured term loans were issued, with the subsequent issuance of $165.0 million in additional term loans in December 2014. On January 26, 2016, the Company amended its existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million as further discussed below under "Debt".
On February 4, 2015, the Board of Directors of the Company approved a $250.0 million repurchase program of its common stock. The repurchase program has no expiration date and replaced the prior 2014 authorization under which $221.6 million was repurchased. The Company repurchased 0.4 million shares of common stock for $25.5 million in the three months ended March 31, 2016. All repurchased shares have been retired.
We believe that funds provided by operations, our existing cash balances and borrowings available under our revolving credit facility will be adequate to meet planned operating and capital expenditures for at least the next 12 months under current operating conditions. However, if we were to undertake any significant acquisitions or investments in the purchase of facilities for new or existing child care and early education centers, which requires financing beyond our existing borrowing capacity, it may be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, or at all.
Cash Flows

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$85,797	$47,262
Net cash used in investing activities	$(13,570)	$(17,983)
Net cash (used in) provided by financing activities	$(43,822)	$8,020
Cash and cash equivalents (beginning of period)	$11,539	$87,886
Cash and cash equivalents (end of period)	$40,152	$123,661
Cash Provided by Operating Activities
Cash provided by operating activities was $85.8 million for the three months ended March 31, 2016, compared to $47.3 million for the same period in 2015. The increase in cash provided by operating activities resulted from changes in working capital arising from an increase in deferred revenue due to growth and the timing of collections, lower cash tax payments in the period and the timing of other routine operating expenses. In addition, the increase in net income contributed $2.2 million, which was partially offset by changes in non-cash items.
Cash Used in Investing Activities
Cash used in investing activities was $13.6 million for the three months ended March 31, 2016 and was related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings, as well as investments in acquisitions. The Company used $2.9 million primarily to acquire three centers in the three months ended March 31, 2016. Cash used in investing activities was $18.0 million for the same period in 2015 and primarily related to fixed asset additions. The Company also acquired one center for $1.1 million in the three months ended March 31, 2015.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities amounted to $43.8 million for the three months ended March 31, 2016 compared to cash provided by financing activities of $8.0 million for the same period in 2015. The increase in cash used in financing activities was primarily due to cash used for share repurchases and repayments of borrowings on the revolving credit facility. For the three months ended March 31, 2016 share repurchases totaled $23.4 million, net repayments of borrowings on the revolving credit facility totaled $24.0 million, and principal payments on our debt were $2.4 million. These uses of cash were offset by proceeds from the issuance and sale of restricted stock of $3.4 million, proceeds from the exercise of options to purchase common stock of $1.7 million, and the tax benefit of stock-based compensation in the amount of $1.9 million. Cash provided by financing activities for the three months ended March 31, 2015 consisted principally of proceeds from the exercise of options to purchase common stock of $4.2 million, proceeds from the issuance and sale of restricted stock of $3.9 million, and the tax benefit of stock-based compensation in the amount of $3.1 million, offset by principal payments on our debt of $2.4 million.
Debt
As of March 31, 2016, the Company's $1.2 billion senior credit facilities consisted of $955.0 million in secured term loan facilities and a $225.0 million revolving credit facility. The term loans mature on January 30, 2020 and require quarterly principal payments of $2.4 million, with the remaining principal balance due on January 30, 2020.

Outstanding term loan borrowings were as follows at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Term loans	$927,262	$929,650
Deferred financing costs and original issue discount	(14,497)	(14,439)
Total debt	912,765	915,211
Less current maturities	9,550	9,550
Long-term debt	$903,215	$905,661
On January 26, 2016, the Company amended its existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million, to extend the maturity date on the revolving credit facility from January 30, 2018 to July 31, 2019, and to modify the interest rate applicable to borrowings under the revolving credit facility to a range of 1.25% to 1.75% over the base rate and 2.25% to 2.75% over the Eurocurrency rate. There were no borrowings outstanding at March 31, 2016 on the revolving credit facility and there were $24.0 million in borrowings outstanding at December 31, 2015.
All borrowings under the credit agreement are subject to variable interest rates. Applicable margin percentages for the loan facilities range from 1.25% to 2.50% per annum for base rate loans and 2.25% to 3.50% per annum for LIBOR rate loans as defined in the credit agreement, provided that the Base Rate for the term loan may not be lower than 2.0% and LIBOR may not be lower than 1%.
All obligations under the senior secured credit facilities are secured by substantially all of the assets of the Company's U.S. based subsidiaries. The credit agreement governing the $1.2 billion senior secured credit facilities contains a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, our wholly-owned subsidiary, and its restricted subsidiaries, to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; alter the business conducted; enter into agreements restricting our subsidiaries’ ability to pay dividends; and consolidate or merge.
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
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at March 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Since December 31, 2015, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2016 due to the material weakness in internal control over financial reporting described below.
Remediation of the Material Weakness
As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, our management concluded that our internal control over financial reporting was not effective at December 31, 2015. As of December 31, 2014, management identified a material weakness in internal control over financial reporting related to information technology general controls in the areas of user access and program change management related to certain information systems that are relevant to the preparation of the Company's consolidated financial statements and system of internal control over financial reporting. While the Company has implemented a number of remediation efforts over the course of fiscal 2015 with respect to the identified deficiencies, as discussed in Item 9A of our Annual Report on Form 10-K, the material weakness had not been remediated as of December 31, 2015.
We are actively engaged in completing the remediation plan that was implemented in 2015 to ensure that controls contributing to this material weakness are designed appropriately and also operate effectively. We expect that our remediation efforts will continue through 2016, although the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.
Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of March 31, 2016, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for our remediation efforts described above.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding the Company's repurchases of its common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
January 1, 2016 to January 31, 2016	167,791	$62.28	167,791	$111,449
February 1, 2016 to February 29, 2016	133,710	$62.24	133,710	$103,127
March 1, 2016 to March 31, 2016	106,410	$63.35	106,410	$96,386
	407,911		407,911

(1)
On February 4, 2015, the Board of Directors of the Company authorized the repurchase of up to $250.0 million of its common stock. The repurchase program has no expiration date and replaced the prior share repurchase authorization from March 2014. The share repurchases during the three months ended March 31, 2016 were open market transactions pursuant to the February 2015 authorization. All repurchased shares have been retired.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits:

10.1
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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	May 6, 2016	By:	/s/ David Lissy
David Lissy
Chief Executive Officer