Form 10-Q
period 2016-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2016-08-05
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2016, the Company had 58,875,668 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended June 30, 2016

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements (Unaudited)
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$45,026	$11,539
Accounts receivable—net	71,898	97,295
Prepaid expenses and other current assets	33,639	43,879
Total current assets	150,563	152,713
Fixed assets—net	420,441	429,736
Goodwill	1,135,748	1,147,809
Other intangibles—net	373,376	389,331
Other assets	27,707	30,952
Total assets	$2,107,835	$2,150,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,550	$9,550
Borrowings on revolving line of credit	29,600	24,000
Accounts payable and accrued expenses	117,912	114,776
Deferred revenue	137,145	137,283
Other current liabilities	26,127	19,734
Total current liabilities	320,334	305,343
Long-term debt—net	901,787	905,661
Deferred rent and related obligations	51,052	50,039
Other long-term liabilities	41,616	44,182
Deferred revenue	5,310	4,608
Deferred income taxes	109,751	113,100
Total liabilities	1,429,850	1,422,933

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 58,841,579 and 60,008,136 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	59	60
Additional paid-in capital	903,486	983,398
Accumulated other comprehensive loss	(64,110)	(39,270)
Accumulated deficit	(161,450)	(216,580)
Total stockholders’ equity	677,985	727,608
Total liabilities and stockholders’ equity	$2,107,835	$2,150,541
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$402,053	$370,465	$787,375	$720,905
Cost of services	297,670	274,605	587,216	538,437
Gross profit	104,383	95,860	200,159	182,468
Selling, general and administrative expenses	40,756	36,890	80,787	73,735
Amortization of intangible assets	7,049	6,832	14,197	13,754
Income from operations	56,578	52,138	105,175	94,979
Interest income	25	47	44	85
Interest expense	(10,329)	(10,400)	(21,032)	(20,469)
Income before income taxes	46,274	41,785	84,187	74,595
Income tax expense	(15,871)	(14,866)	(29,057)	(25,144)
Net income	$30,403	$26,919	$55,130	$49,451

Earnings per common share:
Common stock—basic	$0.51	$0.44	$0.92	$0.80
Common stock—diluted	$0.50	$0.43	$0.90	$0.78
Weighted average number of common shares outstanding:
Common stock—basic	59,219,142	61,362,983	59,525,655	61,522,973
Common stock—diluted	60,635,241	62,858,237	60,967,825	63,023,803
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$30,403	$26,919	$55,130	$49,451
Other comprehensive (loss) income:
Foreign currency translation adjustments	(19,900)	15,611	(24,840)	(1,272)
Total other comprehensive (loss) income	(19,900)	15,611	(24,840)	(1,272)
Comprehensive income	$10,503	$42,530	$30,290	$48,179
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,130	$49,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,091	38,666
Amortization of original issue discount and deferred financing costs	1,903	1,761
(Gain) loss on foreign currency transactions	(122)	124
Non-cash revenue and other	(29)	(108)
(Gain) loss on disposal of fixed assets	(143)	127
Stock-based compensation	5,646	4,600
Deferred rent	630	1,654
Deferred income taxes	(3,078)	4,173
Changes in assets and liabilities:
Accounts receivable	25,131	15,955
Prepaid expenses and other current assets	9,695	(7,264)
Accounts payable and accrued expenses	5,347	15,632
Deferred revenue	1,182	(9,253)
Accrued rent and related obligations	1,271	1,596
Other assets	2,998	(1,101)
Other current and long-term liabilities	230	(994)
Net cash provided by operating activities	146,882	115,019
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(27,293)	(41,800)
Payments for acquisitions, net of cash acquired	(2,359)	(22,410)
Net cash used in investing activities	(29,652)	(64,210)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	156,700	—
Repayments under revolving line of credit	(151,100)	—
Principal payments of long-term debt	(4,775)	(4,775)
Payments for debt issuance costs	(1,002)	—
Purchase of treasury stock	(94,896)	(72,644)
Proceeds from issuance of common stock upon exercise of options	4,478	6,199
Proceeds from issuance of restricted stock	3,682	3,864
Payments of contingent consideration for acquisitions	(750)	—
Tax benefit from stock-based compensation	5,103	4,945
Net cash used in financing activities	(82,560)	(62,411)
Effect of exchange rates on cash and cash equivalents	(1,183)	636
Net increase (decrease) in cash and cash equivalents	33,487	(10,966)
Cash and cash equivalents—beginning of period	11,539	87,886
Cash and cash equivalents—end of period	$45,026	$76,920

NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$3,000	$4,500
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$19,214	$18,939
Cash payments of taxes	$18,849	$26,901
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
Basis of Presentation—The accompanying unaudited condensed consolidated balance sheet as of June 30, 2016 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended June 30, 2016 and 2015 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 30, 2016 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended June 30, 2016 and 2015, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stock Offerings—On January 30, 2013, the Company completed an initial public offering (the "Offering”) and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. Subsequent to the Offering, certain of the Company's shareholders sold shares of the Company's common stock in secondary offerings ("secondary offerings") totaling 2.12 million shares in the six months ended June 30, 2016, and 9.65 million, 15.9 million, and 9.8 million shares in the years ended December 31, 2015, 2014 and 2013, respectively. The Company did not receive proceeds from the sale of shares in the secondary offerings. The Company purchased 1.0 million, 2.1 million and 4.5 million of the shares sold in the secondary offerings in 2016, 2015 and 2014, respectively, from investment funds affiliated with Bain Capital Partners, LLC at the same price per share paid by the underwriter to the selling shareholders.
As of June 30, 2016, investment funds affiliated with Bain Capital Partners, LLC held approximately 24.7% of our common stock.
On August 2, 2016, the Board of Directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective August 5, 2016. The share repurchase program, which has no expiration date, replaces the prior $250 million authorization announced in February 2015, of which $26.8 million remained available thereunder as of June 30, 2016. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws.
New Accounting Pronouncements— In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early adoption permitted. This update can be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered. The Company is currently evaluating the impact of this update on the consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. The FASB has subsequently issued various ASUs which amend or clarify specific areas of the guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.
In 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments and ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. These standards were effective January 1, 2016, which did not have an impact on the Company's consolidated financial statements.
2. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the year ended December 31, 2015 and the six months ended June 30, 2016 are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Balance at January 1, 2015	$913,043	$158,894	$23,801	$1,095,738
Additions from acquisitions	62,838	—	—	62,838
Adjustments to prior year acquisitions	(15)	—	—	(15)
Effect of foreign currency translation	(10,752)	—	—	(10,752)
Balance at December 31, 2015	965,114	158,894	23,801	1,147,809
Additions from acquisitions	1,944	—	—	1,944
Adjustments to prior year acquisitions	69	—	—	69
Effect of foreign currency translation	(14,074)	—	—	(14,074)
Balance at June 30, 2016	$953,053	$158,894	$23,801	$1,135,748

The Company also has intangible assets, which consist of the following at June 30, 2016 and December 31, 2015 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
June 30, 2016
Definite-lived intangibles:
Customer relationships	14 years	$407,815	$(219,521)	$188,294
Trade names	8 years	5,633	(2,897)	2,736
Non-compete agreements	5 years	50	(48)	2
		413,498	(222,466)	191,032
Indefinite-lived intangibles:
Trade names	N/A	182,344	—	182,344
		$595,842	$(222,466)	$373,376

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2015
Definite-lived intangibles:
Customer relationships	14 years	$410,205	$(207,257)	$202,948
Trade names	8 years	6,046	(2,748)	3,298
Non-compete agreements	5 years	53	(48)	5
		416,304	(210,053)	206,251
Indefinite-lived intangibles:
Trade names	N/A	183,080	—	183,080
		$599,384	$(210,053)	$389,331
The Company estimates that it will record amortization expense related to intangible assets existing as of June 30, 2016 as follows over the next five years (in thousands):

Estimated amortization expense
Remainder of 2016	$13,673
2017	$26,065
2018	$24,806
2019	$23,879
2020	$23,481
3. ACQUISITIONS
As part of the Company’s growth strategy to expand through strategic and synergistic acquisitions, the Company has made the following acquisitions in the six months ended June 30, 2016 and year ended December 31, 2015. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.
2016 Acquisitions
During the six months ended June 30, 2016, the Company acquired three centers in the United Kingdom, which were accounted for as a business combination. The centers were acquired for cash consideration of $2.2 million. The Company recorded goodwill of $1.9 million related to the full service center-based care segment, a portion of which will be deductible for tax purposes. Intangible assets of $0.6 million, consisting primarily of customer relationships that will be amortized over five years, and a working capital deficit of $0.3 million were also recorded in relation to this acquisition.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2016, the purchase price allocation for this acquisition remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired business are included in the consolidated results of operations from the date of acquisition, which were not material to the Company's financial results.
2015 Acquisitions
On May 19, 2015, the Company acquired Hildebrandt Learning Centers, LLC ("HLC"), an operator of 40 centers in the United States, for cash consideration of $19.2 million and contingent consideration of $0.5 million, which was accounted for as a business combination. The Company recorded goodwill of $13.2 million related to the full service center-based care segment, which will be deductible for tax purposes, and intangible assets of $5.7 million, consisting of customer relationships that will be amortized over 12 years. The Company also acquired working capital of $0.3 million, including cash of $1.5 million, and fixed assets of $0.5 million. HLC contributed approximately $4.0 million of revenue in the six months ended June 30, 2015.
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
During the year ended December 31, 2015, the Company also acquired four additional centers in the United States and four additional centers in the United Kingdom, in six separate business acquisitions which were each accounted for as business combinations. The centers were acquired for cash consideration of $20.5 million and contingent consideration of $0.8 million net of cash acquired of $0.3 million. The Company recorded goodwill of $18.5 million related to the full service center-based care segment, a portion of which will be deductible for tax purposes. Intangible assets of $2.7 million, consisting primarily of customer relationships that will be amortized over five years, were also recorded in relation to these acquisitions. Contingent consideration of $0.8 million related to one of these acquisitions was paid during the six months ended June 30, 2016.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2016, the purchase price allocation for four of these eight acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the dates of acquisition, which were not material to the Company's financial results.
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
Outstanding term loan borrowings were as follows at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Term loans	$924,875	$929,650
Deferred financing costs and original issue discount	(13,538)	(14,439)
Total debt	911,337	915,211
Less current maturities	9,550	9,550
Long-term debt	$901,787	$905,661
On January 26, 2016, the Company amended its existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million, to extend the maturity date on the revolving credit facility from January 30, 2018 to July 31, 2019, and to modify the interest rate applicable to borrowings under the revolving credit facility to a range of 1.25% to 1.75% over the base rate and 2.25% to 2.75% over the Eurocurrency rate. Borrowings outstanding on the revolving credit facility were $29.6 million at June 30, 2016 and $24.0 million at December 31, 2015.
The effective interest rate for the term loans was 3.84% at June 30, 2016 and 2015, and the weighted average interest rate was 3.97% and 3.98% for the six months ended June 30, 2016 and 2015, respectively. The weighted average interest rate for the revolving credit facility was 4.8% and 5.0% for the six months ended June 30, 2016 and 2015, respectively.
The Company incurred financing fees of $15.4 million and original issue discount costs of $9.6 million in connection with debt refinancings. These fees are being amortized over the terms of the related debt instruments. Amortization expense of deferred financing costs and original issue discount costs in the three and six months ended June 30, 2016 were $0.6 million and $0.4 million, and $1.2 million and $0.7 million, respectively, which are included in interest expense. Amortization expense of deferred financing costs and original issue discount costs in the three and six months ended June 30, 2015 were $0.5 million and $0.4 million, and $1.1 million and $0.7 million, respectively.

The future principal payments under the term loans at June 30, 2016 are as follows (in thousands):

Remainder of 2016	$4,775
2017	9,550
2018	9,550
2019	9,550
2020	891,450
$924,875
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
Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income	$30,403	$26,919	$55,130	$49,451

Allocation of net income to common stockholders:
Common stock	$30,131	$26,735	$54,648	$49,121
Unvested participating shares	272	184	482	330
	$30,403	$26,919	$55,130	$49,451

Weighted average number of common shares:
Common stock	59,219,142	61,362,983	59,525,655	61,522,973
Unvested participating shares	535,388	422,725	523,933	411,845

Earnings per share:
Common stock	$0.51	$0.44	$0.92	$0.80

Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Diluted earnings per share:
Earnings allocated to common stock	$30,131	$26,735	$54,648	$49,121
Plus earnings allocated to unvested participating shares	272	184	482	330
Less adjusted earnings allocated to unvested participating shares	(266)	(180)	(471)	(321)
Earnings allocated to common stock	$30,137	$26,739	$54,659	$49,130

Weighted average number of common shares:
Common stock	59,219,142	61,362,983	59,525,655	61,522,973
Effect of dilutive securities	1,416,099	1,495,254	1,442,170	1,500,830
	60,635,241	62,858,237	60,967,825	63,023,803

Earnings per share:
Common stock	$0.50	$0.43	$0.90	$0.78
Options outstanding to purchase 0.5 million and 0.4 million shares of common stock were excluded from diluted earnings per share for the three and six months ended June 30, 2016 and 2015 respectively, since their effect was anti-dilutive, which may be dilutive in the future.
6. INCOME TAXES
The Company's effective income tax rates were 34.3% and 35.6% for the three months ended June 30, 2016 and 2015, respectively, and 34.5% and 33.7% for the six months ended June 30, 2016 and 2015, respectively. The effective income tax rate is based upon estimated income before income taxes for the year, by jurisdiction, and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including discrete items such as settlement of foreign, Federal and State tax issues.
The Company’s unrecognized tax benefits were $0.9 million and $0.7 million at June 30, 2016 and December 31, 2015, respectively. There were no interest and penalties related to unrecognized tax benefits at June 30, 2016 and December 31, 2015.
The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.9 million, exclusive of interest and penalties.
The Company and its domestic subsidiaries are subject to audit for U.S. Federal income tax as well as multiple state jurisdictions. U.S. Federal income tax returns are typically subject to examination by the Internal Revenue Service ("IRS") and have a statute of limitations of three years, therefore, tax filings for 2012 through 2014 are subject to audit. An audit of a subsidiary's filing for 2013 began in the second quarter of 2015 and was settled in June 2016 with no changes.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There were two state audits completed with no material adjustments during the first and second quarters of 2016. As of June 30, 2016, there was one state income tax audit in process and the tax years from 2010 to 2014 are subject to audit.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit, and long-term debt. The fair value of the Company’s financial instruments, other than long-term debt, approximates their book value. The carrying value and estimated fair value of the Company's long-term debt as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities
Long-term debt	$924,875	$924,700	$929,650	$924,700
The estimated fair value of the Company's long-term debt is based on quoted market prices for similar instruments and a model that considers observable inputs. Judgment is required to develop these estimates. As such, our long-term debt is classified as Level 2, as defined by U.S. GAAP.
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at June 30, 2016.
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

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Three months ended June 30, 2016
Revenue	$343,485	$47,649	$10,919	$402,053
Amortization of intangible assets	6,724	181	144	7,049
Income from operations (1)	40,586	14,352	1,640	56,578
Three months ended June 30, 2015
Revenue	$317,181	$44,404	$8,880	$370,465
Amortization of intangible assets	6,507	181	144	6,832
Income from operations (1)	36,323	14,240	1,575	52,138
(1) Income from operations includes secondary offering expenses of $0.4 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, which have been allocated to full service center-based care.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Six months ended June 30, 2016
Revenue	$672,312	$92,780	$22,283	$787,375
Amortization of intangibles	13,547	362	288	14,197
Income from operations (1)	73,477	27,558	4,140	105,175
Six months ended June 30, 2015
Revenue	$617,515	$86,005	$17,385	$720,905
Amortization of intangibles	13,104	362	288	13,754
Income from operations (2)	64,598	28,001	2,380	94,979
(1) For the six months ended June 30, 2016, income from operations includes $0.6 million of expenses related to the January 2016 amendment to the Credit Agreement, completed acquisitions and a secondary offering, which have been allocated to full service center-based care.
(2) For the six months ended June 30, 2015, income from operations includes $0.3 million of secondary offering expenses, which have been allocated to full service center-based care.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industries in which we and our partners operate, the impact of accounting principles, pronouncements and policies, the outcome of acquisitions and the subsequent integration and expected synergies, our fair value estimates, the vesting of Company equity, unrecognized tax benefits and the impact of uncertain tax positions, our tax rates, the outcome of tax audits and tax liabilities, foreign exchange rates, executive officer changes and related compensation, our credit risk, the impact of seasonality on results of operations, our share repurchase program, the outcome of litigation and our insurance coverage, the cost, timing and impact of the remediation of our material weakness in internal control over financial reporting, use of derivatives or other instruments, borrowings under our credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources of cash flow, our ability to fund operations, make capital expenditures and payments, and complete share repurchases with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our credit facility.
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
Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,
	2016	%	2015	%
Revenue	$402,053	100.0%	$370,465	100.0%
Cost of services (1)	297,670	74.0%	274,605	74.1%
Gross profit	104,383	26.0%	95,860	25.9%
Selling, general and administrative expenses (2)	40,756	10.1%	36,890	10.0%
Amortization of intangible assets	7,049	1.8%	6,832	1.8%
Income from operations	56,578	14.1%	52,138	14.1%
Net interest expense and other	(10,304)	(2.6)%	(10,353)	(2.8)%
Income before income tax	46,274	11.5%	41,785	11.3%
Income tax expense	(15,871)	(3.9)%	(14,866)	(4.0)%
Net income	$30,403	7.6%	$26,919	7.3%
Adjusted EBITDA (3)	$80,802	20.1%	$74,751	20.2%
Adjusted income from operations (3)	$56,982	14.2%	$52,484	14.2%
Adjusted net income (3)	$36,904	9.2%	$33,065	8.9%

The following table sets forth statement of operations data as a percentage of revenue for the six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Six Months Ended June 30,
	2016	%	2015	%
Revenue	$787,375	100.0%	$720,905	100.0%
Cost of services (1)	587,216	74.6%	538,437	74.7%
Gross profit	200,159	25.4%	182,468	25.3%
Selling, general and administrative expenses (2)	80,787	10.3%	73,735	10.2%
Amortization of intangible assets	14,197	1.8%	13,754	1.9%
Income from operations	105,175	13.3%	94,979	13.2%
Net interest expense and other	(20,988)	(2.7)%	(20,384)	(2.8)%
Income before income tax	84,187	10.6%	74,595	10.4%
Income tax expense	(29,057)	(3.7)%	(25,144)	(3.5)%
Net income	$55,130	6.9%	$49,451	6.9%
Adjusted EBITDA (3)	$153,152	19.5%	$140,245	19.5%
Adjusted income from operations (3)	$105,785	13.4%	$95,325	13.2%
Adjusted net income (3)	$68,016	8.6%	$60,176	8.3%

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

(3)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are further discussed and reconciled to net income below under "Non-GAAP Reconciliations."

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Revenue. Revenue increased $31.6 million, or 9%, to $402.1 million for the three months ended June 30, 2016 from $370.5 million for the same period in 2015. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and educational advisory services, and typical annual tuition increases of 3-4%. Revenue generated by the full service center-based care segment in the three months ended June 30, 2016 increased by $26.3 million, or 8%, when compared to the same period in 2015, due in part to overall enrollment increases of approximately 6%. Our acquisitions of Hildebrandt Learning Centers, LLC ("HLC"), an operator of 40 centers in the United States on May 19, 2015, and of Active Learning Childcare Limited ("ALC"), an operator of 9 centers in the United Kingdom on July 15, 2015, contributed approximately $9.9 million of incremental revenue in the full service center-based care segment during the quarter. At June 30, 2016, we operated 935 child care and early education centers compared to 922 centers at June 30, 2015.
Revenue generated by back-up dependent care services in the three months ended June 30, 2016 increased by $3.3 million, or 7%, when compared to the same period in 2015. Additionally, revenue generated by other educational advisory services in the three months ended June 30, 2016 increased by $2.0 million, or 23%, when compared to the same period in 2015.
Cost of Services. Cost of services increased $23.1 million, or 8%, to $297.7 million for the three months ended June 30, 2016 from $274.6 million for the same period in 2015. Cost of services in the full service center-based care segment increased $18.5 million, or 7%, to $264.6 million in the three months ended June 30, 2016 when compared to the same period in 2015. Personnel costs, which typically represent approximately 70% of total cost of services for this segment, increased 8% when compared to the same period in 2015 as a result of enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since June 30, 2015 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which typically represent approximately 30% of total costs of services for this segment, increased 6% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since June 30, 2015. Cost of services in the back-up dependent care segment increased $3.1 million, or 13%, to $27.2 million in the three months ended June 30, 2016, primarily for investments in information technology and personnel, and increased care provider fees associated with the services provided to the expanding revenue base. Cost of services in the other educational advisory services segment increased $1.5 million, or 35%, to $5.9 million in the three months ended June 30, 2016 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $8.5 million, or 9%, to $104.4 million for the three months ended June 30, 2016 from $95.9 million for the same period in 2015. Gross profit margin as a percentage of revenue was 26% for the three months ended June 30, 2016, which is consistent with the same period in 2015. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded other educational advisory services.
Selling, General and Administrative Expenses ("SGA"). SGA increased $3.9 million, or 10%, to $40.8 million for the three months ended June 30, 2016 compared to $36.9 million for the same period in 2015, and was 10% of revenue for the three months ended June 30, 2016, which is consistent with the same period in 2015. SGA increased over the comparable 2015 period due to increases in personnel costs including annual wage increases, continued investments in technology and routine increases in other SGA costs.
Amortization. Amortization expense on intangible assets of $7.0 million for the three months ended June 30, 2016 increased from $6.8 million for the same period in 2015 due to the acquisitions completed in 2015 and 2016 offset by decreases from certain intangible assets becoming fully amortized during the period.
Income from Operations. Income from operations increased by $4.5 million, or 9%, to $56.6 million for the three months ended June 30, 2016 when compared to the same period in 2015. Income from operations was 14% of revenue for the three months ended June 30, 2016, which is consistent with the three months ended June 30, 2015. The increase in income from operations was due to the following:

•
In the full service center-based care segment, income from operations increased $4.3 million for the three months ended June 30, 2016 when compared to the same period in 2015. Income from operations increased over the comparable period due to tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since June 30, 2015, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2015 and 2016.

•
Income from operations for the back-up dependent care segment increased $0.1 million in the three months ended June 30, 2016 when compared to the same period in 2015 due to the expanding revenue base partially offset by investments in information technology and personnel, and increased care provider fees associated with the incremental revenue.

•
Income from operations in the other educational advisory services segment increased $0.1 million for the three months ended June 30, 2016 compared to the same period in 2015 due to the expanding revenue base partially offset by the incremental personnel and technology costs associated with expanding these services to additional customers.

Net Interest Expense and Other. Net interest expense and other of $10.3 million for the three months ended June 30, 2016 was consistent with the same period in 2015.
Income Tax Expense. We recorded income tax expense of $15.9 million during the three months ended June 30, 2016 compared to $14.9 million during the comparable period in 2015 at an effective rate of 34% for the three months ended June 30, 2016 and 36% for the three months ended June 30, 2015. The difference between the effective income tax rates is primarily attributable to a higher proportion of profit before tax in jurisdictions with lower tax rates.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $6.1 million, or 8%, and $4.5 million, or 9%, respectively, for the three months ended June 30, 2016 over the same period in 2015 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as growth in other educational advisory services.
Adjusted Net Income. Adjusted net income increased $3.8 million, or 12%, for the three months ended June 30, 2016 when compared to the same period in 2015 primarily due to the incremental gross profit described above.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Revenue. Revenue increased $66.5 million, or 9%, to $787.4 million for the six months ended June 30, 2016 from $720.9 million for the same period in 2015. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and educational advisory services, and typical annual tuition increases of 3-4%. Revenue generated by full service center-based care services in the six months ended June 30, 2016 increased by $54.8 million, or 9%, when compared to the same period in 2015, due in part to overall enrollment increases of 6%. Our acquisitions of HLC and ALC contributed approximately $23.9 million of incremental revenue in the six months ended June 30, 2016.
Revenue generated by back-up dependent care services in the six months ended June 30, 2016 increased by $6.8 million, or 8%, when compared to the same period in 2015. Additionally, revenue generated by other educational advisory services in the six months ended June 30, 2016 increased by $4.9 million, or 28%, when compared to the same period in 2015.
Cost of Services. Cost of services increased $48.8 million, or 9%, to $587.2 million for the six months ended June 30, 2016 from $538.4 million for the same period in 2015. Cost of services in the full service center-based care services segment increased $39.7 million, or 8%, to $522.8 million in the six months ended June 30, 2016 when compared to the same period in 2015. Personnel costs increased 9% as a result of the increase in overall enrollment, routine wage and benefit cost increases, and labor costs associated with centers we have added since June 30, 2015 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs increased 6% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since June 30, 2015. Cost of services in the back-up dependent care segment increased $6.7 million, or 14%, to $52.9 million in the six months ended June 30, 2016, primarily for investments in information technology and personnel, and increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $2.4 million, or 27%, to $11.5 million in the six months ended June 30, 2016 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $17.7 million, or 10%, to $200.2 million for the six months ended June 30, 2016 from $182.5 million for the same period in 2015. Gross profit margin as a percentage of revenue was 25% for the six months ended June 30, 2016, which is consistent with the six months ended June 30, 2015. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded other educational advisory services.
Selling, General and Administrative Expenses. SGA increased $7.1 million, or 10%, to $80.8 million for the six months ended June 30, 2016 compared to $73.7 million for the same period in 2015, and was 10% of revenue for the six months ended June 30, 2016 consistent with the same period in 2015. Results for the six months ended June 30, 2016 included approximately $0.6 million of costs related to secondary offerings, the January 2016 amendment to the Credit Agreement, and completed acquisitions compared to $0.3 million of costs related to secondary offerings included in the six months ended June 30, 2015. After taking these charges into account, SGA increased over the comparable 2015 period due to increases in personnel costs including annual wage increases, continued investments in technology and routine increases in other SGA costs.

Amortization. Amortization expense on intangible assets of $14.2 million for the six months ended June 30, 2016, increased from $13.8 million for the six months ended June 30, 2015 due to the acquisitions completed in 2015 and 2016 offset by decreases from certain intangibles becoming fully amortized during the period.
Income from Operations. Income from operations increased by $10.2 million, or 11%, to $105.2 million for the six months ended June 30, 2016 when compared to the same period in 2015. Income from operations was 13% of revenue for the six months ended June 30, 2016, which is consistent with the six months ended June 30, 2015. The increase was due to the following:

•
In the full service center-based care segment, income from operations increased $8.8 million for the six months ended June 30, 2016 when compared to the same period in 2015. Income from operations increased over the comparable period due to tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since June 30, 2015, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2015 and 2016.

•
Income from operations for the back-up dependent care segment decreased $0.4 million in the six months ended June 30, 2016 when compared to the same period in 2015 due to investments in information technology and personnel, and increased care provider fees associated with services provided to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $1.8 million for the six months ended June 30, 2016 when compared to the same period in 2015 due to the expanding revenue base.

Net Interest Expense and Other. Net interest expense and other increased to $21.0 million for the six months ended June 30, 2016 from $20.4 million for the same period in 2015 due to borrowings on our line of credit in 2016 when compared to the same period in 2015.
Income Tax Expense. We recorded an income tax expense of $29.1 million during the six months ended June 30, 2016 compared to an income tax expense of $25.1 million during the comparable period in 2015. The effective rate increased to 35% for the six months ended June 30, 2016 compared to 34% in the six months ended June 30, 2015. The majority of the difference between the effective income tax rates was due to the treatment of certain permanent and temporary items, which were adjusted in the first quarter of 2015, reducing income tax expense by $1.3 million. We expect that the annual effective rate in 2016 to approximate 35%.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $12.9 million, or 9%, and $10.5 million, or 11% respectively, for the six months ended June 30, 2016 over the comparable period in 2015 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in other educational advisory services.
Adjusted Net Income. Adjusted net income increased $7.8 million, or 13%, for the six months ended June 30, 2016 when compared to the same period in 2015 primarily due to the incremental gross profit described above.

Non-GAAP Reconciliations
In our quarterly and annual reports, earnings press releases and conference calls, we discuss key financial measures that are not calculated in accordance with GAAP. A reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per share are as follows (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$30,403	$26,919	$55,130	$49,451
Interest expense, net	10,304	10,353	20,988	20,384
Income tax expense	15,871	14,866	29,057	25,144
Depreciation	13,517	12,448	26,894	24,912
Amortization of intangible assets (a)	7,049	6,832	14,197	13,754
EBITDA	77,144	71,418	146,266	133,645
Additional Adjustments:
Deferred rent (b)	205	687	630	1,654
Stock-based compensation expense (c)	3,049	2,300	5,646	4,600
Expenses related to the Credit Agreement amendment, stock offerings and completed acquisitions (d)	404	346	610	346
Total adjustments	3,658	3,333	6,886	6,600
Adjusted EBITDA	$80,802	$74,751	$153,152	$140,245

Income from operations	$56,578	$52,138	$105,175	$94,979
Expenses related to the Credit Agreement amendment, stock offerings and completed acquisitions (d)	404	346	610	346
Adjusted income from operations	$56,982	$52,484	$105,785	$95,325

Net income	$30,403	$26,919	$55,130	$49,451
Income tax expense	15,871	14,866	29,057	25,144
Income before tax	46,274	41,785	84,187	74,595
Stock-based compensation expense (c)	3,049	2,300	5,646	4,600
Amortization of intangible assets (a)	7,049	6,832	14,197	13,754
Expenses related to the Credit Agreement amendment, stock offerings and completed acquisitions (d)	404	346	610	346
Adjusted income before tax	56,776	51,263	104,640	93,295
Adjusted income tax expense (e)	(19,872)	(18,198)	(36,624)	(33,119)
Adjusted net income	$36,904	$33,065	$68,016	$60,176
Weighted average number of common shares—diluted	60,635,241	62,858,237	60,967,825	63,023,803
Diluted adjusted earnings per common share	$0.61	$0.53	$1.12	$0.95

(a)
Represents amortization of intangible assets, including approximately $4.5 million and $5.0 million for the three months ended June 30, 2016 and 2015, respectively, and $9.0 million and $10.0 million for the six months ended June 30, 2016 and 2015, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents rent expense in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(c)	Represents non-cash stock-based compensation expense.

(d)	Represents costs incurred in connection with the January 2016 amendment to the Credit Agreement, secondary offerings and completed acquisitions.

(e)	Represents income tax expense calculated on adjusted income before tax at the effective rate of approximately 35% and 36% in 2016 and 2015, respectively.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe that adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share provide investors with useful information with respect to our historical operations. We present adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock-based compensation expense, as well as the expenses related to secondary offerings, debt financing transaction expenses, and acquisitions. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These measures also function as benchmarks to evaluate our operating performance. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. The Company understands that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care services and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. Borrowings outstanding on our revolving credit facility at June 30, 2016 and December 31, 2015 were $29.6 million and $24.0 million, respectively.
The net impact from changes in foreign currency exchange rates was not material for the three and six months ended June 30, 2016 and 2015, and the Company does not currently expect that the effects of continued potentially unfavorable changes in foreign currency exchange rates will have a material net impact on the Company's liquidity, capital resources or results from operations for the remainder of 2016. We had $45.0 million in cash at June 30, 2016, of which $24.8 million was held in foreign jurisdictions. Additionally, operations outside of North America accounted for 19% of the Company's consolidated revenue for the six months ended June 30, 2016.
We had a working capital deficit of $169.8 million and $152.6 million at June 30, 2016 and December 31, 2015, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and other educational advisory segments, as well as to make scheduled principal and interest payments and for share repurchases.

The Company's $1.2 billion senior credit facilities consist of $955.0 million in secured term loan facilities and a $225.0 million revolving credit facility. In conjunction with a debt refinancing in January 2013, $790.0 million in senior secured term loans were issued, with the subsequent issuance of $165.0 million in additional term loans in December 2014. On January 26, 2016, the Company amended its existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million as further discussed below under "Debt."
On February 4, 2015, the Board of Directors of the Company approved a $250.0 million repurchase program of its common stock. The repurchase program has no expiration date and replaced the prior 2014 authorization under which $221.6 million was repurchased. The Company repurchased 1.5 million shares of common stock for $95.1 million in the six months ended June 30, 2016. All repurchased shares have been retired. On August 2, 2016, the Board of Directors of the Company authorized a share repurchase program of up to $300 million of the Company's outstanding common stock, effective August 5, 2016. The share repurchase program, which has no expiration date, replaces the February 2015 authorization of which $26.8 million remained available thereunder as of June 30, 2016.
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
Cash Flows

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$146,882	$115,019
Net cash used in investing activities	$(29,652)	$(64,210)
Net cash used in financing activities	$(82,560)	$(62,411)
Cash and cash equivalents (beginning of period)	$11,539	$87,886
Cash and cash equivalents (end of period)	$45,026	$76,920
Cash Provided by Operating Activities
Cash provided by operating activities was $146.9 million for the six months ended June 30, 2016, compared to $115.0 million for the same period in 2015. The increase in cash provided by operating activities resulted from changes in working capital arising from an increase in collections due to timing and growth, lower cash tax payments in the period and the timing of other routine operating expenses. In addition, the increase in net income contributed $5.7 million, which was partially offset by changes in non-cash items.
Cash Used in Investing Activities
Cash used in investing activities was $29.7 million for the six months ended June 30, 2016 and was primarily related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. In the six months ended June 30, 2016, the Company also used $2.4 million to acquire three centers in the United Kingdom as well as for the settlement of other acquisitions. Cash used in investing activities was $64.2 million for the same period in 2015 and primarily related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. The Company also acquired 43 centers for $22.4 million in the six months ended June 30, 2015.
Cash Used in Financing Activities
Cash used in financing activities amounted to $82.6 million for the six months ended June 30, 2016 compared to $62.4 million for the same period in 2015. The increase in cash used in financing activities was primarily due to cash used for share repurchases. For the six months ended June 30, 2016 share repurchases totaled $94.9 million, net repayments of borrowings on the revolving credit facility totaled $5.6 million, and principal payments on our debt were $4.8 million. These uses of cash were offset by proceeds from the issuance and sale of restricted stock of $3.7 million, proceeds from the exercise of options to purchase common stock of $4.5 million, and the tax benefit of stock-based compensation in the amount of $5.1 million. Cash used in financing activities for the six months ended June 30, 2015 consisted principally of share repurchases of $72.6 million, and principal payments on our debt of $4.8 million. These uses of cash were offset by proceeds from the exercise of options to purchase common stock of $6.2 million, proceeds from the issuance and sale of restricted stock of $3.9 million, and the tax benefit of stock-based compensation in the amount of $4.9 million.
Debt
As of June 30, 2016, the Company's $1.2 billion senior credit facilities consisted of $955.0 million in secured term loan facilities and a $225.0 million revolving credit facility. The term loans mature on January 30, 2020 and require quarterly principal payments of $2.4 million, with the remaining principal balance due on January 30, 2020.
Outstanding term loan borrowings were as follows at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Term loans	$924,875	$929,650
Deferred financing costs and original issue discount	(13,538)	(14,439)
Total debt	911,337	915,211
Less current maturities	9,550	9,550
Long-term debt	$901,787	$905,661
On January 26, 2016, the Company amended its existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million, to extend the maturity date on the revolving credit facility from January 30, 2018 to July 31, 2019, and to modify the interest rate applicable to borrowings under the revolving credit facility to a range of 1.25% to 1.75% over the base rate and 2.25% to 2.75% over the Eurocurrency rate. Borrowings outstanding on the revolving credit facility were $29.6 million at June 30, 2016 and $24.0 million at December 31, 2015.
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
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at June 30, 2016.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and foreign currency rate fluctuations. Since December 31, 2015, there have been no material changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information regarding market risk. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2016 due to the material weakness in internal control over financial reporting described below.
Remediation of the Material Weakness
As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, our management concluded that our internal control over financial reporting was not effective at December 31, 2015. As of December 31, 2014, management identified a material weakness in internal control over financial reporting related to information technology general controls in the areas of user access and program change management related to certain information systems that are relevant to the preparation of the Company's consolidated financial statements and system of internal control over financial reporting. While the Company implemented a number of remediation efforts over the course of fiscal 2015 with respect to the identified deficiencies, as discussed in Item 9A of our Annual Report on Form 10-K, the material weakness had not been remediated as of December 31, 2015.
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
Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of June 30, 2016, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for our remediation efforts described above.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those disclosed in Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding the Company's repurchases of its common stock during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
April 1, 2016 to April 30, 2016	50,866	$63.86	50,866	$93,138
May 1, 2016 to May 31, 2016	1,004,194	$65.41	1,004,194	$27,454
June 1, 2016 to June 30, 2016	10,562	$63.92	10,562	$26,779
	1,065,622		1,065,622

(1)
On February 4, 2015, the Board of Directors of the Company authorized the repurchase of up to $250 million of its common stock. The repurchase program has no expiration date and replaced the prior share repurchase authorization from March 2014. The share repurchases during the three months ended June 30, 2016 include 1.0 million shares purchased on May 18, 2016 in a single block trade in connection with an underwritten secondary offering. The remaining repurchases were open market transactions pursuant to the February 2015 authorization. All repurchased shares have been retired. On August 2, 2016, the Board of Directors of the Company authorized a share repurchase program of up to $300 million of the Company's outstanding common stock, effective August 5, 2016. The share repurchase program, which has no expiration date, replaces the February 2015 authorization.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On July 1, 2016, the Company reported on a Current Report on Form 8-K that Mr. Danroy Henry, Sr., would be resigning as Chief Human Resources Officer and assuming a new role with the Company as Chief Culture Officer. On August 4, 2016, the Compensation Committee determined that Mr. Henry would assume this new role effective October 1, 2016 and, in connection with his new role, approved certain compensation changes reflecting his new role, including a new base salary of $145,874. Mr. Henry’s annual target cash incentive bonus award will remain at 50% of base salary and he will no longer be eligible to participate in the Company’s Equity Choice Plan, although the Company does expect to grant Mr. Henry an option to purchase 15,000 shares of common stock in connection with his transition to the role of Chief Culture Officer, which will vest over two years.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	August 5, 2016	By:	/s/ David Lissy
David Lissy
Chief Executive Officer