Form 10-Q
period 2016-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2016-11-07
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2016, the Company had 59,502,944 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended September 30, 2016

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements (Unaudited)
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$19,484	$11,539
Accounts receivable—net	83,175	97,295
Prepaid expenses and other current assets	43,487	43,879
Total current assets	146,146	152,713
Fixed assets—net	430,260	429,736
Goodwill	1,150,717	1,147,809
Other intangibles—net	372,095	389,331
Other assets	29,479	30,952
Total assets	$2,128,697	$2,150,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,550	$9,550
Borrowings on revolving line of credit	30,000	24,000
Accounts payable and accrued expenses	113,136	114,776
Deferred revenue	132,237	137,283
Other current liabilities	24,202	19,734
Total current liabilities	309,125	305,343
Long-term debt—net	900,358	905,661
Deferred rent and related obligations	57,376	50,039
Other long-term liabilities	47,265	44,182
Deferred revenue	5,549	4,608
Deferred income taxes	111,063	113,100
Total liabilities	1,430,736	1,422,933

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 59,025,169 and 60,008,136 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	59	60
Additional paid-in capital	908,006	983,398
Accumulated other comprehensive loss	(71,164)	(39,270)
Accumulated deficit	(138,940)	(216,580)
Total stockholders’ equity	697,961	727,608
Total liabilities and stockholders’ equity	$2,128,697	$2,150,541
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$383,929	$365,944	$1,171,304	$1,086,849
Cost of services	292,457	280,560	879,673	818,997
Gross profit	91,472	85,384	291,631	267,852
Selling, general and administrative expenses	39,616	36,419	120,403	110,154
Amortization of intangible assets	7,141	7,224	21,338	20,978
Income from operations	44,715	41,741	149,890	136,720
Interest income	20	32	64	117
Interest expense	(10,522)	(10,362)	(31,554)	(30,831)
Income before income taxes	34,213	31,411	118,400	106,006
Income tax expense	(11,703)	(10,853)	(40,760)	(35,997)
Net income	$22,510	$20,558	$77,640	$70,009

Earnings per common share:
Common stock—basic	$0.38	$0.34	$1.30	$1.14
Common stock—diluted	$0.37	$0.33	$1.27	$1.11
Weighted average number of common shares outstanding:
Common stock—basic	58,928,264	60,290,842	59,326,525	61,112,263
Common stock—diluted	60,275,902	61,846,725	60,737,185	62,631,444
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$22,510	$20,558	$77,640	$70,009
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,054)	(8,065)	(31,894)	(9,337)
Total other comprehensive loss	(7,054)	(8,065)	(31,894)	(9,337)
Comprehensive income	$15,456	$12,493	$45,746	$60,672
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,640	$70,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,090	58,539
Amortization of original issue discount and deferred financing costs	2,861	2,672
(Gain) loss on foreign currency transactions	(56)	273
Non-cash revenue and other	(29)	(137)
(Gain) loss on disposal of fixed assets	(79)	280
Stock-based compensation	8,476	6,900
Deferred rent	1,614	2,304
Deferred income taxes	(4,729)	5,263
Changes in assets and liabilities:
Accounts receivable	13,963	11,388
Prepaid expenses and other current assets	49	(19,267)
Accounts payable and accrued expenses	(1,814)	16,380
Deferred revenue	(3,531)	(12,732)
Accrued rent and related obligations	6,880	1,917
Other assets	1,157	(3,919)
Other current and long-term liabilities	461	2,393
Net cash provided by operating activities	164,953	142,263
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(50,466)	(61,415)
Payments for acquisitions, net of cash acquired	(22,307)	(66,636)
Net cash used in investing activities	(72,773)	(128,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	270,500	118,100
Repayments under revolving line of credit	(264,500)	(91,600)
Principal payments of long-term debt	(7,163)	(7,163)
Payments for debt issuance costs	(1,002)	—
Purchase of treasury stock	(95,677)	(117,538)
Taxes paid related to net share settlement of stock options	(7,747)	—
Proceeds from issuance of common stock upon exercise of options	9,148	7,452
Proceeds from issuance of restricted stock	3,682	3,864
Payments of contingent consideration for acquisitions	(750)	—
Tax benefit from stock-based compensation	10,484	6,379
Net cash used in financing activities	(83,025)	(80,506)
Effect of exchange rates on cash and cash equivalents	(1,210)	(199)
Net increase (decrease) in cash and cash equivalents	7,945	(66,493)
Cash and cash equivalents—beginning of period	11,539	87,886
Cash and cash equivalents—end of period	$19,484	$21,393

NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$3,000	$3,500
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$28,752	$28,429
Cash payments of taxes	$29,405	$43,153
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
Basis of Presentation—The accompanying unaudited condensed consolidated balance sheet as of September 30, 2016 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended September 30, 2016 and 2015 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 30, 2016 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended September 30, 2016 and 2015, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stock Offerings—On January 30, 2013, the Company completed an initial public offering (the “Offering”) and, after the exercise of the overallotment option on February 21, 2013, issued a total of 11.6 million shares of common stock. Subsequent to the Offering, certain of the Company's shareholders sold shares of the Company's common stock in secondary offerings (“secondary offerings”) totaling 2.12 million shares in the nine months ended September 30, 2016, and 9.65 million, 15.9 million, and 9.8 million shares in the years ended December 31, 2015, 2014 and 2013, respectively. The Company did not receive proceeds from the sale of shares in the secondary offerings. The Company purchased 1.0 million, 2.1 million and 4.5 million of the shares sold in the secondary offerings in 2016, 2015 and 2014, respectively, from investment funds affiliated with Bain Capital Partners, LLC at the same price per share paid by the underwriter to the selling shareholders.
As of September 30, 2016, investment funds affiliated with Bain Capital Partners, LLC held approximately 24.6% of our common stock.
On August 2, 2016, the Board of Directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective August 5, 2016. The share repurchase program, which has no expiration date, replaces the prior $250 million authorization announced in February 2015, of which $26.3 million remained available at the date the program was replaced. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws.
New Accounting Pronouncements— In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early adoption permitted. This update can be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered. The Company is currently evaluating the impact of this update on the consolidated financial statements.
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
In 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments and ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. These standards were effective January 1, 2016, and did not have an impact on the Company's consolidated financial statements.
2. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the year ended December 31, 2015 and the nine months ended September 30, 2016 are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Balance at January 1, 2015	$913,043	$158,894	$23,801	$1,095,738
Additions from acquisitions	62,838	—	—	62,838
Adjustments to prior year acquisitions	(15)	—	—	(15)
Effect of foreign currency translation	(10,752)	—	—	(10,752)
Balance at December 31, 2015	965,114	158,894	23,801	1,147,809
Additions from acquisitions	11,045	9,766	—	20,811
Adjustments to prior year acquisitions	64	—	—	64
Effect of foreign currency translation	(17,967)	—	—	(17,967)
Balance at September 30, 2016	$958,256	$168,660	$23,801	$1,150,717

The Company also has intangible assets, which consist of the following at September 30, 2016 and December 31, 2015 (in thousands):

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
September 30, 2016
Definite-lived intangibles:
Customer relationships	14 years	$413,396	$(226,060)	$187,336
Trade names	8 years	5,609	(2,984)	2,625
Non-compete agreements	5 years	50	(50)	—
		419,055	(229,094)	189,961
Indefinite-lived intangibles:
Trade names	N/A	182,134	—	182,134
		$601,189	$(229,094)	$372,095

	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
December 31, 2015
Definite-lived intangibles:
Customer relationships	14 years	$410,205	$(207,257)	$202,948
Trade names	8 years	6,046	(2,748)	3,298
Non-compete agreements	5 years	53	(48)	5
		416,304	(210,053)	206,251
Indefinite-lived intangibles:
Trade names	N/A	183,080	—	183,080
		$599,384	$(210,053)	$389,331
The Company estimates that it will record amortization expense related to intangible assets existing as of September 30, 2016 as follows over the next five years (in thousands):

Estimated amortization expense
Remainder of 2016	$7,101
2017	$27,409
2018	$26,004
2019	$25,036
2020	$24,633
3. ACQUISITIONS
As part of the Company’s growth strategy to expand through strategic and synergistic acquisitions, the Company has made the following acquisitions in the nine months ended September 30, 2016 and year ended December 31, 2015. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.
2016 Acquisitions
During the nine months ended September 30, 2016, the Company acquired eight centers in the United Kingdom in three separate business acquisitions, which were each accounted for as business combinations. The centers were acquired for cash consideration of $12.3 million and contingent consideration of $1.2 million. The Company recorded goodwill of $11.1 million related to the full service center-based care segment, which will not be deductible for tax purposes. Intangible assets of $2.5 million, consisting primarily of customer relationships that will be amortized over five years, and a working capital deficit of $0.9 million were also recorded in relation to these acquisitions.
During the nine months ended September 30, 2016, the Company acquired a provider of back-up care in the United States, which was accounted for as a business combination. The business was acquired for cash consideration of $10.4 million and contingent consideration of $3.8 million. The Company recorded goodwill of $9.8 million related to the back-up care segment, which will not be deductible for tax purposes. Intangible assets of $4.6 million, consisting primarily of the provider network that will be amortized over five years, technology of $2.0 million, and working capital of $0.4 million were also recorded in relation to this acquisition.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2016, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company's financial results.
2015 Acquisitions
On May 19, 2015, the Company acquired Hildebrandt Learning Centers, LLC (“HLC”), an operator of 40 centers in the United States, for cash consideration of $19.2 million and contingent consideration of $0.5 million, which was accounted for as a business combination. The Company recorded goodwill of $13.2 million related to the full service center-based care segment, which will be deductible for tax purposes, and intangible assets of $5.7 million, consisting of customer relationships that will be amortized over 12 years. The Company also acquired working capital of $0.3 million, including cash of $1.5 million, and fixed assets of $0.5 million.
On July 15, 2015, the Company acquired Active Learning Childcare Limited (“ALC”), an operator of nine centers in the United Kingdom, for cash consideration of $42.2 million, which was accounted for as a business combination. The Company recorded goodwill of $31.1 million related to the full service center-based care segment, which will not be deductible for tax purposes, and intangible assets of $3.8 million, consisting primarily of customer relationships that will be amortized over five years. The Company also acquired a working capital deficit of $1.8 million, including cash of $2.8 million, fixed assets of $9.8 million, and deferred tax liabilities of $0.7 million.
Our acquisitions of HLC and ALC contributed approximately $16.7 million of revenue in the nine months ended September 30, 2015.
During the year ended December 31, 2015, the Company also acquired four additional centers in the United States and four additional centers in the United Kingdom, in six separate business acquisitions which were each accounted for as business combinations. The centers were acquired for cash consideration of $20.5 million and contingent consideration of $0.8 million, net of cash acquired of $0.3 million. The Company recorded goodwill of $18.5 million related to the full service center-based care segment, a portion of which will be deductible for tax purposes. Intangible assets of $2.7 million, consisting primarily of customer relationships that will be amortized over five years, were also recorded in relation to these acquisitions. Contingent consideration of $0.8 million related to one of these acquisitions was paid during the nine months ended September 30, 2016.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2016, the purchase price allocation for one of these eight acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the dates of acquisition, which were not material to the Company's financial results.
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
Outstanding term loan borrowings were as follows at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Term loans	$922,488	$929,650
Deferred financing costs and original issue discount	(12,580)	(14,439)
Total debt	909,908	915,211
Less current maturities	9,550	9,550
Long-term debt	$900,358	$905,661
On January 26, 2016, the Company amended its existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million, to extend the maturity date on the revolving credit facility from January 30, 2018 to July 31, 2019, and to modify the interest rate applicable to borrowings under the revolving credit facility to a range of 1.25% to 1.75% over the base rate and 2.25% to 2.75% over the Eurocurrency rate. Borrowings outstanding on the revolving credit facility were $30.0 million at September 30, 2016 and $24.0 million at December 31, 2015.
The effective interest rate for the term loans was 3.84% at September 30, 2016 and 2015, and the weighted average interest rate was 3.95% and 3.94% for the nine months ended September 30, 2016 and 2015, respectively. The weighted average interest rate for the revolving credit facility was 4.4% and 3.8% for the nine months ended September 30, 2016 and 2015, respectively.
The Company incurred financing fees of $15.4 million and original issue discount costs of $9.6 million in connection with debt refinancings. These fees are being amortized over the terms of the related debt instruments. Amortization expense of deferred financing costs and original issue discount costs in the three and nine months ended September 30, 2016 were $0.6 million and $0.4 million, and $1.8 million and $1.1 million, respectively, which are included in interest expense.

Amortization expense of deferred financing costs and original issue discount costs in the three and nine months ended September 30, 2015 were $0.5 million and $0.4 million, and $1.6 million and $1.1 million, respectively.
The future principal payments under the term loans at September 30, 2016 are as follows (in thousands):

Remainder of 2016	$2,388
2017	9,550
2018	9,550
2019	9,550
2020	891,450
$922,488
On November 7, 2016, the Company modified its existing senior credit facilities by entering into an incremental and amendment and restatement agreement, which amended and restated the credit agreement and refinanced all of its outstanding term loans into a new seven year term loan facility, of which $925.0 million was funded on November 7, 2016 and $200.0 million will be available, subject to customary conditions, on a delayed draw basis for a three month period for general corporate purposes, including acquisitions. Borrowings under the new term loan facility bear interest rates ranging from 1.5% to 1.75% over the base rate or 2.5% to 2.75% over the Eurocurrency rate, which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one month LIBOR rate. The base rate is subject to an interest rate floor of 1.75% and the Eurocurrency rate is subject to an interest rate floor of 0.75%. The Company maintained its $225.0 million revolving credit facility and the interest rate, payment terms and availability of the revolving credit facility under the amended and restated credit agreement have not been modified.
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
Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income	$22,510	$20,558	$77,640	$70,009

Allocation of net income to common stockholders:
Common stock	$22,306	$20,415	$76,954	$69,536
Unvested participating shares	204	143	686	473
	$22,510	$20,558	$77,640	$70,009

Weighted average number of common shares:
Common stock	58,928,264	60,290,842	59,326,525	61,112,263
Unvested participating shares	538,795	422,725	528,887	415,472

Earnings per share:
Common stock	$0.38	$0.34	$1.30	$1.14

Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method for unvested participating shares (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Diluted earnings per share:
Earnings allocated to common stock	$22,306	$20,415	$76,954	$69,536
Plus earnings allocated to unvested participating shares	204	143	686	473
Less adjusted earnings allocated to unvested participating shares	(199)	(139)	(670)	(460)
Earnings allocated to common stock	$22,311	$20,419	$76,970	$69,549

Weighted average number of common shares:
Common stock	58,928,264	60,290,842	59,326,525	61,112,263
Effect of dilutive securities	1,347,638	1,555,883	1,410,660	1,519,181
	60,275,902	61,846,725	60,737,185	62,631,444

Earnings per share:
Common stock	$0.37	$0.33	$1.27	$1.11
Options outstanding to purchase 0.5 million shares of common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2016, and 0.1 million and 0.3 million shares of common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2015, respectively, since their effect was anti-dilutive, which may be dilutive in the future.
6. INCOME TAXES
The Company's effective income tax rates were 34.2% and 34.6% for the three months ended September 30, 2016 and 2015, respectively, and 34.4% and 34.0% for the nine months ended September 30, 2016 and 2015, respectively. The effective income tax rate is based upon estimated income before income taxes for the year, by jurisdiction, and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including discrete items such as settlement of foreign, Federal and State tax issues.
The Company’s unrecognized tax benefits were $1.0 million and $0.7 million at September 30, 2016 and December 31, 2015, respectively. There were no interest and penalties related to unrecognized tax benefits at September 30, 2016 and December 31, 2015.
The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.0 million, exclusive of interest and penalties.
The Company and its domestic subsidiaries are subject to audit for U.S. Federal income tax as well as multiple state jurisdictions. U.S. Federal income tax returns are typically subject to examination by the Internal Revenue Service (“IRS”) and have a statute of limitations of three years; therefore, tax filings for 2013 through 2015 are subject to audit. An audit of a subsidiary's filing for 2013 began in the second quarter of 2015 and was settled in the second quarter of 2016 with no assessment.
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There were three state audits completed with no material adjustments during the nine months ended September 30, 2016. As of September 30, 2016, there were no audits in process and the tax years from 2012 to 2015 are subject to audit.

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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit, and long-term debt. The fair value of the Company’s financial instruments, other than long-term debt, approximates their book value. The carrying value and estimated fair value of the Company's term loans as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities
Term loans	$922,488	$926,897	$929,650	$924,700
The estimated fair value of the Company's long-term debt is based on quoted market prices for similar instruments and a model that considers observable inputs. Judgment is required to develop these estimates. As such, our long-term debt is classified as Level 2, as defined by U.S. GAAP.
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at September 30, 2016.
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

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Three months ended September 30, 2016
Revenue	$318,821	$53,229	$11,879	$383,929
Amortization of intangible assets	6,586	411	144	7,141
Income from operations (1)	28,107	14,183	2,425	44,715
Three months ended September 30, 2015
Revenue	$307,512	$47,935	$10,497	$365,944
Amortization of intangible assets	6,899	181	144	7,224
Income from operations (2)	24,414	14,082	3,245	41,741
(1) Income from operations includes completed acquisition expenses of $0.2 million for the three months ended September 30, 2016, which have been allocated to full service center-based care.
(2) Income from operations includes secondary offering and completed acquisition expenses of $0.2 million for the three months ended September 30, 2015, which have been allocated to full service center-based care.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Nine months ended September 30, 2016
Revenue	$991,133	$146,009	$34,162	$1,171,304
Amortization of intangibles	20,133	773	432	21,338
Income from operations (1)	101,584	41,741	6,565	149,890
Nine months ended September 30, 2015
Revenue	$925,027	$133,940	$27,882	$1,086,849
Amortization of intangibles	20,003	543	432	20,978
Income from operations (2)	89,012	42,083	5,625	136,720
(1) For the nine months ended September 30, 2016, income from operations includes $0.8 million of expenses related to the January 2016 amendment to the Credit Agreement, completed acquisitions and a secondary offering, which have been allocated to full service center-based care.
(2) For the nine months ended September 30, 2015, income from operations includes $0.5 million of secondary offering and completed acquisition expenses, which have been allocated to full service center-based care.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industries in which we and our partners operate, the impact of accounting principles, pronouncements and policies, the outcome of acquisitions and the subsequent integration and expected synergies, our fair value estimates, the vesting of Company equity, unrecognized tax benefits and the impact of uncertain tax positions, our tax rates, the outcome of tax audits and tax liabilities, foreign currency exchange rates, our credit risk, the impact of seasonality on results of operations, our share repurchase program, the outcome of litigation and our insurance coverage, the cost, timing and impact of the remediation of our material weakness in internal control over financial reporting, use of derivatives or other instruments, borrowings under our credit facility, our newly amended credit agreement and additional borrowings thereunder, the need for additional debt or equity financings and our ability to obtain such financing, our sources of cash flow, our ability to fund operations, make capital expenditures and payments, and complete share repurchases with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our credit facility.
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
Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,
	2016	%	2015	%
Revenue	$383,929	100.0%	$365,944	100.0%
Cost of services (1)	292,457	76.2%	280,560	76.7%
Gross profit	91,472	23.8%	85,384	23.3%
Selling, general and administrative expenses (2)	39,616	10.3%	36,419	10.0%
Amortization of intangible assets	7,141	1.9%	7,224	2.0%
Income from operations	44,715	11.6%	41,741	11.3%
Net interest expense and other	(10,502)	(2.7)%	(10,330)	(2.8)%
Income before income tax	34,213	8.9%	31,411	8.5%
Income tax expense	(11,703)	(3.0)%	(10,853)	(3.0)%
Net income	$22,510	5.9%	$20,558	5.5%
Adjusted EBITDA (3)	$69,686	18.2%	$64,729	17.7%
Adjusted income from operations (3)	$44,873	11.7%	$41,906	11.5%
Adjusted net income (3)	$29,266	7.6%	$26,509	7.2%

The following table sets forth statement of operations data as a percentage of revenue for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Nine Months Ended September 30,
	2016	%	2015	%
Revenue	$1,171,304	100.0%	$1,086,849	100.0%
Cost of services (1)	879,673	75.1%	818,997	75.4%
Gross profit	291,631	24.9%	267,852	24.6%
Selling, general and administrative expenses (2)	120,403	10.3%	110,154	10.1%
Amortization of intangible assets	21,338	1.8%	20,978	1.9%
Income from operations	149,890	12.8%	136,720	12.6%
Net interest expense and other	(31,490)	(2.7)%	(30,714)	(2.8)%
Income before income tax	118,400	10.1%	106,006	9.8%
Income tax expense	(40,760)	(3.5)%	(35,997)	(3.3)%
Net income	$77,640	6.6%	$70,009	6.5%
Adjusted EBITDA (3)	$222,838	19.0%	$204,974	18.9%
Adjusted income from operations (3)	$150,658	12.9%	$137,231	12.6%
Adjusted net income (3)	$97,282	8.3%	$86,685	8.0%

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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenue. Revenue increased $18.0 million, or 5%, to $383.9 million for the three months ended September 30, 2016 from $365.9 million for the same period in 2015. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and educational advisory services, and typical annual tuition increases of 3-4%. Revenue generated by the full service center-based care segment in the three months ended September 30, 2016 increased by $11.3 million, or 4%, when compared to the same period in 2015, due in part to overall enrollment increases of approximately 5%, partially offset by the effect of lower foreign exchange rates for our United Kingdom operations which reduced revenue growth in the full service segment by approximately 3%. At September 30, 2016, we operated 940 child care and early education centers compared to 928 centers at September 30, 2015.
Revenue generated by back-up dependent care services in the three months ended September 30, 2016 increased by $5.3 million, or 11%, when compared to the same period in 2015. Additionally, revenue generated by other educational advisory services in the three months ended September 30, 2016 increased by $1.4 million, or 13%, when compared to the same period in 2015.
Cost of Services. Cost of services increased $11.9 million, or 4%, to $292.5 million for the three months ended September 30, 2016 from $280.6 million for the same period in 2015. Cost of services in the full service center-based care segment increased $5.6 million, or 2%, to $254.6 million in the three months ended September 30, 2016 when compared to the same period in 2015. Personnel costs, which typically represent approximately 70% of total cost of services for this segment, increased 2% when compared to the same period in 2015 as a result of enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since September 30, 2015 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which typically represent approximately 30% of total costs of services for this segment, increased 3% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since September 30, 2015. Cost of services in the back-up dependent care segment increased $4.7 million, or 17%, to $32.0 million in the three months ended September 30, 2016, primarily for investments in information technology and personnel, and increased care provider fees associated with the services provided to the expanding revenue base. Cost of services in the other educational advisory services segment increased $1.6 million, or 37%, to $5.8 million in the three months ended September 30, 2016 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $6.1 million, or 7%, to $91.5 million for the three months ended September 30, 2016 from $85.4 million for the same period in 2015. Gross profit margin as a percentage of revenue was 24% for the three months ended September 30, 2016, compared to 23% for the same period in 2015. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded other educational advisory services.
Selling, General and Administrative Expenses ("SGA"). SGA increased $3.2 million, or 9%, to $39.6 million for the three months ended September 30, 2016 compared to $36.4 million for the same period in 2015, and was 10% of revenue for the three months ended September 30, 2016, which is consistent with the same period in 2015. SGA increased over the comparable 2015 period due to increases in personnel costs including annual wage increases, continued investments in technology and routine increases in other SGA costs.
Amortization. Amortization expense on intangible assets of $7.1 million for the three months ended September 30, 2016 decreased from $7.2 million for the same period in 2015 due to decreases from certain intangible assets becoming fully amortized during the period offset by increases from the acquisitions completed in 2015 and 2016.
Income from Operations. Income from operations increased by $3.0 million, or 7%, to $44.7 million for the three months ended September 30, 2016 when compared to the same period in 2015. Income from operations was 12% of revenue for the three months ended September 30, 2016, which is consistent with the three months ended September 30, 2015. The increase in income from operations was due to the following:

•
In the full service center-based care segment, income from operations increased $3.7 million for the three months ended September 30, 2016 when compared to the same period in 2015. Income from operations increased over the comparable period due to tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since September 30, 2015, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2015 and 2016.

•
Income from operations for the back-up dependent care segment increased $0.1 million in the three months ended September 30, 2016 when compared to the same period in 2015 due to the expanding revenue base partially offset by investments in information technology and personnel, and increased care provider fees associated with the incremental revenue.

•
Income from operations in the other educational advisory services segment decreased $0.8 million for the three months ended September 30, 2016 compared to the same period in 2015 due to incremental personnel and technology costs associated with expanding these services to additional customers.

Net Interest Expense and Other. Net interest expense and other increased to $10.5 million for the three months ended September 30, 2016 from $10.3 million for the same period in 2015 due to borrowings on our line of credit in the three months ended September 30, 2016 when compared to the same period in 2015.
Income Tax Expense. We recorded income tax expense of $11.7 million during the three months ended September 30, 2016 compared to $10.9 million during the comparable period in 2015 at an effective rate of 34% for the three months ended September 30, 2016 and 35% for the three months ended September 30, 2015. The difference between the effective income tax rates is primarily attributable to a higher proportion of profit before tax in jurisdictions with lower tax rates.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $5.0 million, or 8%, and $3.0 million, or 7%, respectively, for the three months ended September 30, 2016 over the same period in 2015 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as growth in other educational advisory services.
Adjusted Net Income. Adjusted net income increased $2.8 million, or 10%, for the three months ended September 30, 2016 when compared to the same period in 2015 primarily due to the incremental gross profit described above.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenue. Revenue increased $84.5 million, or 8%, to $1.2 billion for the nine months ended September 30, 2016 from $1.1 billion for the same period in 2015. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and educational advisory services, and typical annual tuition increases of 3-4%. Revenue generated by full service center-based care services in the nine months ended September 30, 2016 increased by $66.1 million, or 7%, when compared to the same period in 2015, due in part to overall enrollment increases of 6%, partially offset by the effect of lower foreign exchange rates for our United Kingdom operations which reduced revenue growth in the full service segment by approximately 2% for the nine month period. Our acquisitions of Hildebrandt Learning Centers ("HLC"), an operator of 40 centers in the United States on May 19, 2015, and Active Learning Childcare Limited ("ALC"), an operator of 9 centers in the United Kingdom on July 15, 2015, contributed approximately $24.5 million of incremental revenue in the nine months ended September 30, 2016.
Revenue generated by back-up dependent care services in the nine months ended September 30, 2016 increased by $12.1 million, or 9%, when compared to the same period in 2015. Additionally, revenue generated by other educational advisory services in the nine months ended September 30, 2016 increased by $6.3 million, or 23%, when compared to the same period in 2015.
Cost of Services. Cost of services increased $60.7 million, or 7%, to $879.7 million for the nine months ended September 30, 2016 from $819.0 million for the same period in 2015. Cost of services in the full service center-based care services segment increased $45.3 million, or 6%, to $777.4 million in the nine months ended September 30, 2016 when compared to the same period in 2015. Personnel costs increased 7% as a result of the increase in overall enrollment, routine wage and benefit cost increases, and labor costs associated with centers we have added since September 30, 2015 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs increased 5% in connection with the enrollment growth and the incremental occupancy costs associated with centers that have been added since September 30, 2015. Cost of services in the back-up dependent care segment increased $11.4 million, or 15%, to $84.9 million in the nine months ended September 30, 2016, primarily for investments in information technology and personnel, and increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $4.0 million, or 30%, to $17.4 million in the nine months ended September 30, 2016 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $23.7 million, or 9%, to $291.6 million for the nine months ended September 30, 2016 from $267.9 million for the same period in 2015. Gross profit margin as a percentage of revenue was 25% for the nine months ended September 30, 2016, which is consistent with the nine months ended September 30, 2015. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded other educational advisory services.
Selling, General and Administrative Expenses. SGA increased $10.2 million, or 9%, to $120.4 million for the nine months ended September 30, 2016 compared to $110.2 million for the same period in 2015, and was 10% of revenue for the nine months ended September 30, 2016 consistent with the same period in 2015. Results for the nine months ended September 30, 2016 included approximately $0.8 million of costs related to secondary offerings, the January 2016 amendment to the Credit

Agreement, and completed acquisitions compared to $0.5 million of costs related to secondary offerings included in the nine months ended September 30, 2015. After taking these charges into account, SGA increased over the comparable 2015 period due to increases in personnel costs including annual wage increases, continued investments in technology and routine increases in other SGA costs.
Amortization. Amortization expense on intangible assets of $21.3 million for the nine months ended September 30, 2016, increased from $21.0 million for the nine months ended September 30, 2015 due to the acquisitions completed in 2015 and 2016 offset by decreases from certain intangibles becoming fully amortized during the period.
Income from Operations. Income from operations increased by $13.2 million, or 10%, to $149.9 million for the nine months ended September 30, 2016 when compared to the same period in 2015. Income from operations was 13% of revenue for the nine months ended September 30, 2016, which is consistent with the nine months ended September 30, 2015. The increase was due to the following:

•
In the full service center-based care segment, income from operations increased $12.6 million for the nine months ended September 30, 2016 when compared to the same period in 2015. Income from operations increased over the comparable period due to tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since September 30, 2015, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2015 and 2016.

•
Income from operations for the back-up dependent care segment decreased $0.3 million in the nine months ended September 30, 2016 when compared to the same period in 2015 due to investments in information technology and personnel, and increased care provider fees associated with services provided to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $0.9 million for the nine months ended September 30, 2016 when compared to the same period in 2015 due to the expanding revenue base.

Net Interest Expense and Other. Net interest expense and other increased to $31.5 million for the nine months ended September 30, 2016 from $30.7 million for the same period in 2015 due to borrowings on our line of credit in the nine months ended September 30, 2016 when compared to the same period in 2015.
Income Tax Expense. We recorded an income tax expense of $40.8 million during the nine months ended September 30, 2016 compared to an income tax expense of $36.0 million during the comparable period in 2015. The effective rate for the nine months ended September 30, 2016 and 2015 was 34%. We expect that the annual effective rate in 2016 to approximate 34%.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $17.9 million, or 9%, and $13.4 million, or 10% respectively, for the nine months ended September 30, 2016 over the comparable period in 2015 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in other educational advisory services.
Adjusted Net Income. Adjusted net income increased $10.6 million, or 12%, for the nine months ended September 30, 2016 when compared to the same period in 2015 primarily due to the incremental gross profit described above.

Non-GAAP Reconciliations
In our quarterly and annual reports, earnings press releases and conference calls, we discuss key financial measures that are not calculated in accordance with GAAP. A reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per share are as follows (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$22,510	$20,558	$77,640	$70,009
Interest expense, net	10,502	10,330	31,490	30,714
Income tax expense	11,703	10,853	40,760	35,997
Depreciation	13,858	12,649	40,752	37,561
Amortization of intangible assets (a)	7,141	7,224	21,338	20,978
EBITDA	65,714	61,614	211,980	195,259
Additional Adjustments:
Deferred rent (b)	984	650	1,614	2,304
Stock-based compensation expense (c)	2,830	2,300	8,476	6,900
Expenses related to the Credit Agreement amendment, stock offerings and completed acquisitions (d)	158	165	768	511
Total adjustments	3,972	3,115	10,858	9,715
Adjusted EBITDA	$69,686	$64,729	$222,838	$204,974

Income from operations	$44,715	$41,741	$149,890	$136,720
Expenses related to the Credit Agreement amendment, stock offerings and completed acquisitions (d)	158	165	768	511
Adjusted income from operations	$44,873	$41,906	$150,658	$137,231

Net income	$22,510	$20,558	$77,640	$70,009
Income tax expense	11,703	10,853	40,760	35,997
Income before tax	34,213	31,411	118,400	106,006
Stock-based compensation expense (c)	2,830	2,300	8,476	6,900
Amortization of intangible assets (a)	7,141	7,224	21,338	20,978
Expenses related to the Credit Agreement amendment, stock offerings and completed acquisitions (d)	158	165	768	511
Adjusted income before tax	44,342	41,100	148,982	134,395
Adjusted income tax expense (e)	(15,076)	(14,591)	(51,700)	(47,710)
Adjusted net income	$29,266	$26,509	$97,282	$86,685
Weighted average number of common shares—diluted	60,275,902	61,846,725	60,737,185	62,631,444
Diluted adjusted earnings per common share	$0.49	$0.43	$1.60	$1.38

(a)
Represents amortization of intangible assets, including approximately $4.5 million and $5.0 million for the three months ended September 30, 2016 and 2015, respectively, and $13.5 million and $14.0 million for the nine months ended September 30, 2016 and 2015, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents rent expense in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(c)	Represents non-cash stock-based compensation expense.

(d)	Represents costs incurred in connection with the January 2016 amendment to the Credit Agreement, secondary offerings and completed acquisitions.

(e)	Represents income tax expense calculated on adjusted income before tax at the year to date effective rate of approximately 35% and 36% in 2016 and 2015, respectively.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe that adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share provide investors with useful information with respect to our historical operations. We present adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock-based compensation expense, as well as the expenses related to secondary offerings, debt financing transaction expenses, and acquisitions. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. The Company understands that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care services and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. Borrowings outstanding on our revolving credit facility at September 30, 2016 and December 31, 2015 were $30.0 million and $24.0 million, respectively.
The net impact from changes in foreign currency exchange rates was not material for the three and nine months ended September 30, 2016 and 2015, and the Company does not currently expect that the effects of continued potentially unfavorable changes in foreign currency exchange rates will have a material net impact on the Company's liquidity, capital resources or results from operations for the remainder of 2016. We had $19.5 million in cash at September 30, 2016, of which $14.3 million was held in foreign jurisdictions. Additionally, operations outside of North America accounted for 19% of the Company's consolidated revenue for the nine months ended September 30, 2016.
We had a working capital deficit of $163.0 million and $152.6 million at September 30, 2016 and December 31, 2015, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and other educational advisory segments, as well as to make scheduled principal and interest payments and for share repurchases.

The Company's $1.2 billion senior credit facilities consist of $955.0 million in secured term loan facilities and a $225.0 million revolving credit facility. In conjunction with a debt refinancing in January 2013, $790.0 million in senior secured term loans were issued, with the subsequent issuance of $165.0 million in additional term loans in December 2014. On January 26, 2016, the Company amended its existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million.
On November 7, 2016, the Company modified its existing senior credit facilities by entering into an incremental and amendment and restatement agreement, which amended and restated the credit agreement and refinanced all of its outstanding term loans into a new seven year term loan facility, of which $925.0 million was funded on November 7, 2016 and $200.0 million will be available, subject to customary conditions, on a delayed draw basis for a three month period for general corporate purposes, including acquisitions. The Company also maintained its $225.0 million revolving credit facility. The amended and restated credit agreement is further discussed below under “Debt” and in Item 5 of this Quarterly Report on Form 10-Q.
On February 4, 2015, the Board of Directors of the Company approved a $250.0 million repurchase program of its common stock. The repurchase program had no expiration date and replaced the prior 2014 authorization under which $221.6 million was repurchased. On August 2, 2016, the Board of Directors of the Company authorized a share repurchase program of up to $300.0 million of the Company's outstanding common stock, effective August 5, 2016. The share repurchase program, which has no expiration date, replaces the February 2015 authorization under which $223.7 million was repurchased. The Company repurchased 1.5 million shares of common stock for $95.8 million in the nine months ended September 30, 2016 under these authorizations. All repurchased shares have been retired.
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
Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$164,953	$142,263
Net cash used in investing activities	$(72,773)	$(128,051)
Net cash used in financing activities	$(83,025)	$(80,506)
Cash and cash equivalents (beginning of period)	$11,539	$87,886
Cash and cash equivalents (end of period)	$19,484	$21,393
Cash Provided by Operating Activities
Cash provided by operating activities was $165.0 million for the nine months ended September 30, 2016, compared to $142.3 million for the same period in 2015. The increase in cash provided by operating activities resulted from changes in working capital arising from an increase in collections due to timing and growth, lower cash tax payments in the period, the timing of other routine operating expenses, and the timing of routine tenant improvement allowances. In addition, the increase in net income contributed $7.6 million, which was partially offset by changes in non-cash items.
Cash Used in Investing Activities
Cash used in investing activities was $72.8 million for the nine months ended September 30, 2016 and was primarily related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. In the nine months ended September 30, 2016, the Company used $22.3 million to acquire eight centers in the United Kingdom and a franchisor of back-up care in the United States. Cash used in investing activities was $128.1 million for the same period in 2015 and primarily related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. The Company acquired 54 centers for $66.6 million in the nine months ended September 30, 2015.

Cash Used in Financing Activities
Cash used in financing activities amounted to $83.0 million for the nine months ended September 30, 2016 compared to $80.5 million for the same period in 2015. The increase in cash used in financing activities was primarily due to a decrease in proceeds received. For the nine months ended September 30, 2016, share repurchases totaled $95.7 million, taxes paid related to net share settlement of stock awards were $7.7 million, and principal payments on our debt were $7.2 million. These uses of cash were offset by proceeds from the tax benefit on stock-based compensation of $10.5 million, the exercise of options to purchase common stock of $9.1 million, net borrowings on the revolving credit facility of $6.0 million, and proceeds from the issuance and sale of restricted stock of $3.7 million. Cash used in financing activities for the nine months ended September 30, 2015 consisted principally of share repurchases of $117.5 million, and principal payments on our debt of $7.2 million. These uses of cash were offset by proceeds from net borrowings on the revolving credit facility of $26.5 million, the exercise of options to purchase common stock of $7.5 million, the tax benefit of stock-based compensation in the amount of $6.4 million, and proceeds from the issuance and sale of restricted stock of $3.9 million.
Debt
As of September 30, 2016, the Company's $1.2 billion senior credit facilities consisted of $955.0 million in secured term loan facilities and a $225.0 million revolving credit facility. The term loans mature on January 30, 2020 and require quarterly principal payments of $2.4 million, with the remaining principal balance due on January 30, 2020.
Outstanding term loan borrowings were as follows at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Term loans	$922,488	$929,650
Deferred financing costs and original issue discount	(12,580)	(14,439)
Total debt	909,908	915,211
Less current maturities	9,550	9,550
Long-term debt	$900,358	$905,661
On January 26, 2016, the Company amended its existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million, to extend the maturity date on the revolving credit facility from January 30, 2018 to July 31, 2019, and to modify the interest rate applicable to borrowings under the revolving credit facility to a range of 1.25% to 1.75% over the base rate and 2.25% to 2.75% over the Eurocurrency rate. Borrowings outstanding on the revolving credit facility were $30.0 million at September 30, 2016 and $24.0 million at December 31, 2015.
On November 7, 2016, the Company modified its existing senior credit facilities by entering into an incremental and amendment and restatement agreement, which amended and restated the credit agreement and refinanced all of its outstanding term loans into a new seven year term loan facility, of which $925.0 million was funded on November 7, 2016 and $200.0 million will be available, subject to customary conditions, on a delayed draw basis for a three month period for general corporate purposes, including acquisitions.
Borrowings under the new term loan facility bear interest rates ranging from 1.5% to 1.75% over the base rate or 2.5% to 2.75% over the Eurocurrency rate, which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one month LIBOR rate. The base rate is subject to an interest rate floor of 1.75% and the Eurocurrency rate is subject to an interest rate floor of 0.75%. The Company maintained its $225.0 million revolving credit facility and the interest rate, payment terms and availability of the revolving credit facility under the amended and restated credit agreement have not been modified.
All obligations under the senior secured credit facilities are secured by substantially all of the assets of the Company's U.S. based subsidiaries. The newly amended and restated credit agreement governing the $1.35 billion senior secured credit facilities contains a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, our wholly-owned subsidiary, and its restricted subsidiaries, to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; alter the business conducted; enter into agreements restricting our subsidiaries’ ability to pay dividends; and consolidate or merge.
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp., our direct subsidiary, to be a passive holding company, subject to certain exceptions. The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries to comply with a maximum senior secured first lien net leverage ratio financial maintenance covenant, to be tested only if, on the last day of each fiscal quarter, revolving loans and/or swing-line loans in excess of a specified percentage of the revolving commitments on such date are outstanding under the revolving credit facility. The breach of this covenant is subject to certain equity cure rights.
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. The financial covenants were not required to be tested as of September 30, 2016.
Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet arrangements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2016 due to the material weakness in internal control over financial reporting described below.
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
Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of September 30, 2016, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for our remediation efforts described above.

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
The table below sets forth information regarding the Company's repurchases of its common stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
July 1, 2016 to July 31, 2016	—	$—	—	$26,779
August 1, 2016 to August 31, 2016	8,398	$64.08	8,398	$299,900
September 1, 2016 to September 30, 2016	1,160	$65.99	1,160	$299,823
	9,558		9,558

(1)
On February 4, 2015, the Board of Directors of the Company authorized the repurchase of up to $250 million of its common stock. The repurchase program had no expiration date and replaced the prior share repurchase authorization from March 2014. On August 2, 2016, the Board of Directors of the Company authorized a share repurchase program of up to $300 million of the Company's outstanding common stock, effective August 5, 2016. The share repurchase program, which has no expiration date, replaced the February 2015 authorization. All repurchased shares have been retired.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 7, 2016 (the “Effective Date”), Bright Horizons Family Solutions LLC (the “Borrower”), Bright Horizons Capital Corp. (“Holdings”), Goldman Sachs Bank USA, as administrative agent, swing line lender and L/C issuer, JPMorgan Chase Bank, N.A., as successor administrative agent and L/C issuer and each Incremental Term Lender (as defined therein) modified the Company’s existing senior credit facilities by entering into an Incremental and Amendment and Restatement Agreement (the “Amendment”), which amended and restated the Credit Agreement, dated as of January 30, 2013, among the Borrower, Holdings, Goldman Sachs Bank USA, as administrative agent, swing line lender and L/C issuer, and the Lenders (as defined therein) and the other parties party thereto from time to time (as amended by Amendment No. 1 to Credit Agreement, dated as of November 19, 2014, the Incremental Joinder to Credit Agreement, dated as of December 9, 2014 and the Extension and Incremental Amendment, dated as of January 26, 2016, the “Existing Credit Agreement”) (the senior credit facilities as so amended and restated, the “Amended and Restated Credit Agreement”).

Pursuant to the Amendment, among other changes, the Borrower refinanced all of its outstanding term loans into a new seven year term loan facility, of which $925.0 million was funded on the Effective Date and $200.0 million will be available, subject to customary conditions, on a delayed draw basis for a three month period beginning on the Effective Date for general corporate purposes, including acquisitions. Any term loans borrowed on a delayed draw basis after the Effective Date will be part of the same class as, and fungible with, the term loans borrowed on the Effective Date. The Company maintains its $225.0 million revolving credit facility and the interest rate, payment terms and availability of the revolving credit facility under the Amended and Restated Credit Agreement have not been modified.
Borrowings under the new term loan facility bear interest at a rate per annum ranging from 150 to 175 basis points over the Base Rate or 250 to 275 basis points over the Eurocurrency Rate as defined in the Amended and Restated Credit Agreement.  The Eurocurrency Rate option is the one, two, three or six month LIBOR rate, as selected by the Borrower, or, with the approval of the applicable lenders, twelve or less than one month LIBOR rate.  The Base Rate is subject to an interest rate floor of 1.75% and the Eurocurrency Rate is subject to an interest rate floor of 0.75%.  The new term loan facility requires scheduled quarterly amortization payments (commencing with the fiscal quarter ending March 31, 2017), each equal to 0.25% of the original principal amount of the loans under the new term loan facility (including any loans made on a delayed draw basis after the Effective Date).  Beginning thirty days after the Effective Date, unused commitments on the delayed draw portion of the new term loan facility will accrue a commitment fee equal to the applicable margin for Eurocurrency Rate term loans plus the 75 basis point Eurocurrency Rate floor.
The Amended and Restated Credit Agreement requires the same mandatory prepayments as provided under the Existing Credit Agreement, except that the excess cash flow prepayment will commence with the fiscal year ending December 31, 2017 and there is no cap on reinvestment of the net cash proceeds from asset sales under the general disposition basket.  Voluntary prepayments of the new term loan facility in connection with a Repricing Transaction, as defined in the Amended and Restated Credit Agreement, on or prior to six months after the Effective Date will be subject to a call premium of 1.0%.  Otherwise, outstanding loans under the new term loan facility may be voluntarily prepaid at any time without premium or penalty.
Certain of the Lenders and certain of their affiliates have performed investment banking, commercial lending and underwriting services for the Company, the Borrower, their subsidiaries and their respective affiliates, from time to time, for which they have received customary fees and expenses. These parties may, from time to time, engage in transactions with, and perform services for the Company, the Borrower, their subsidiaries or their respective affiliates in the ordinary course of their business.

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	November 7, 2016	By:	/s/ David Lissy
David Lissy
Chief Executive Officer