Form 10-K
period 2016-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2017-03-01
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates of Bright Horizons Family Solutions Inc. computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2016 was approximately $2.9 billion.
As of February 10, 2017, there were 59,511,773 outstanding shares of the registrant’s common stock, $0.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, the industries in which we and our partners operate, industry and demographic trends, market and leadership position, performance and growth factors, demand for services, competitive strengths and differentiators, growth strategy and opportunities for expansion, acquisitions and integration, utilization rates, marketing strategies, intellectual property, regulatory compliance, employee relationships, ability to attract new clients, debt and indebtedness, ability to obtain financing, ability to attract key employees, dividend policy, impact of the macroeconomic environment, properties, outcome of litigation and legal proceedings, new center openings, center closings, future interest payments, amortization expense, cash flow and use of cash, operating and capital expenditures, cash from operations, fixed asset expenditures, exchange rates, impact of tax benefits, tax rates, tax audits and settlements, credit risk, impact of new accounting pronouncements, share repurchases, repatriation of earnings, and insurance and worker's compensation claims.
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

PART I
Item 1. Business
Our Company
We are a leading provider of high-quality child care, early education, back-up dependent care and educational advisory services that help employers and families better address the challenges of work and family life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions, as well as other educational advisory services, as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of December 31, 2016, we had more than 1,100 client relationships with employers across a diverse array of industries, including 150 Fortune 500 companies and more than 80 of Working Mother magazine’s 2016 “100 Best Companies for Working Mothers.” Our service offerings include:

•	Center-based full service child care and early education (approximately 84% of our revenue in 2016);

•	Back-up dependent care (approximately 13% of our revenue in 2016); and

•	Educational advisory services (approximately 3% of our revenue in 2016).
As of December 31, 2016, we operated a total of 1,035 child care and early education centers across a wide range of customer industries with the capacity to serve approximately 115,000 children in the United States, as well as in the United Kingdom, the Netherlands, Ireland, Canada and India. We have achieved satisfaction ratings of approximately 95% among respondents in our employer and parent satisfaction surveys over each of the past seven years and an annual client retention rate of 96% for employer-sponsored centers over each of the past 10 years.
Our History
Since 1986, we have operated child care and early education centers for employers and working families. In 1998, we transformed our business through the merger of Bright Horizons, Inc. and Corporate Family Solutions, Inc., both then Nasdaq-listed companies that were founded in 1986 and 1987, respectively. We were listed on Nasdaq from 1998 to May 2008, when we were acquired by investment funds affiliated with Bain Capital Partners LLC (collectively, the “Sponsor”). We refer to this as our “going private transaction.” On January 30, 2013, we completed our initial public offering (the “Offering”) and our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BFAM.”
Throughout our history, we have continued to grow through challenging economic times while investing in our future. We have grown our international footprint to become a leading provider in the center-based child care market in the United Kingdom and have expanded into the Netherlands, Ireland, Canada and India as a platform for further international expansion. In the United States, we have grown our partnerships with employer clients by expanding and enhancing our back-up dependent care services and by developing and growing our educational advisory services. We have invested in new technologies to better support our full suite of services and expanded our marketing efforts with additional focus on maximizing occupancy levels in centers where we can improve our economics with increased enrollment.
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
Increasing Participation by Women and Two Working Parent Families in the Workforce.  A significant percentage of mothers currently participate in the workforce. In 2015, 64% of mothers with children under the age of 6 participated in the workforce in the United States, according to the Bureau of Labor Statistics. In 2014, women earned 52% of all doctorate degrees and 58% of masters degrees in the United States, according to a 2015 report by the National Center for Education Statistics. We expect that the number of working mothers and two working parent families will continue to increase over time, resulting in an increase in the need for child care and other work/life services.
Greater Demand for High-Quality Center-Based Child Care and Early Education. We believe that recognition of the importance of early education and consistent quality child care has led to increased demand for higher-quality center-based care. In 2007, the number of children aged three to six enrolled in center-based child care was 55%, compared to approximately 61% of such children in 2012, according to data gathered by the Federal Interagency Forum on Child and Family Statistics.
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
Labor Shortage and Skills Gap.  Employers are facing potentially significant labor shortages and skills gaps as roughly 3.5 million baby boomers per year are now approaching retirement as they begin to reach the age of 65. As a result, there is a renewed focus on the importance of recruiting and retention, as well as the continued education and training of the existing workforce, including through alignment of learning and development goals with tuition reimbursement program funding. A recent survey found that 92% of executives believe there is a serious gap in workforce skills, and nearly 50% are struggling to fill jobs. This problem will be further compounded by an increase in retirements and a shrinking workforce, according to a 2014 report by the U.S. Chamber of Commerce Foundation. We believe this potential need will encourage employers to invest in center-based full service child care, back-up dependent care services and educational advisory services as a means to bolster recruitment and retention.
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
Collaborative, Long-term Relationships with Diverse Customer Base
We have more than 1,100 client relationships with employers across a diverse array of industries, including 150 of the Fortune 500 companies, with our largest client contributing less than 2% of our revenue in fiscal 2016 and our largest 10 clients representing less than 9% of our revenue in the same year. Our business model emphasizes multi-year employer sponsorship contracts where our clients typically fund the development of new child care centers at or near to their worksites and frequently support the ongoing operations of these centers.
Our multiple service points with both employers and employees give us unique insight into the corporate culture of our clients. This enables us to identify and provide innovative and tailored solutions to address our clients’ specific work/life needs.

In addition to full service center-based care, we provide access to a multi-national back-up dependent care network and educational advisory support, allowing us to offer various combinations of services to best meet the needs of specific clients or specific locations for a single client. We believe our tailored, collaborative approach to employer-sponsored child care has resulted in an annual client retention rate for employer-sponsored centers of approximately 96% over each of the past ten years.
Commitment to Quality
Our business is anchored in our commitment to consistently provide high-quality service offerings to employers and families. We have therefore designed our child care centers to meet or exceed applicable accreditation and rating standards in all of our key markets, including in the United States through the National Academy of Early Childhood Programs, a division of the National Association for the Education of Young Children, and in the United Kingdom through the ratings of the Office of Standards in Education. We believe that our voluntary commitment to achieving accreditation standards offers a competitive advantage in securing employer sponsorship opportunities and in attracting and retaining families, because an increasing number of potential and existing employer clients require adherence to accreditation criteria.
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
Market Leading People Practices
Our ability to deliver consistently high-quality care, education and other services is directly related to our ability to attract, retain and motivate our highly skilled workforce. We have consistently been named as a top employer by third-party sources in the United States, the United Kingdom and the Netherlands, including being named as one of the “100 Best Places to Work in America” by Fortune Magazine 16 times, as well as a great place to work in the United Kingdom, Netherlands, and Scotland by the Great Place to Work Institute. We have also been named the #1 Best Place to Work by the Boston Globe multiple times, including most recently in 2016.
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
Capital Efficient Operating Model Provides Platform for Growth with Attractive Economics
We have achieved uninterrupted year-over-year revenue and adjusted EBITDA growth for each of the last 15 years despite broader macro-economic fluctuations. With employer sponsors funding the majority of the capital required for new centers developed on their behalf, we have been able to grow our business with limited capital investment, which has contributed to strong cash flows from operations.
Proven Acquisition Track Record
We have an established acquisition team to pursue potential targets using a proven framework to effectively evaluate potential transactions with the goal of maximizing our return on investment while minimizing risk. Since 2006, and as of December 31, 2016, we have completed acquisitions of 402 child care centers in the United States, the United Kingdom and the Netherlands, as well as providers of back-up dependent care services and educational advisory services in the United States.
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

Sustain Annual Price Increases to Enable Continued Investments in Quality
We look for opportunities to invest in quality as a way to enhance our reputation with our clients and their employees. By developing a strong reputation for high-quality services and facilities, we have been able to support consistent price increases that have kept pace with our cost increases. Over our history, these price increases have contributed to our revenue growth and have enabled us to drive margin expansion.
Increase Utilization at Existing Centers
In addition to continuing to increase enrollment levels in our more recently opened profit and loss centers, we believe that our mature profit and loss centers (centers that have been open for more than three years, as more fully described below) are currently operating at utilization levels below our target run rate, in part due to a general deterioration in economic condition from 2008 to 2010. Utilization rates at our mature profit and loss centers stabilized in 2010 and have grown since. We expect to further close the gap between current utilization rates and our target run rate over the next few years.
Selectively Add New Lease/Consortium Centers and Expand Through Selective Acquisitions
We have typically added approximately fifteen new lease/consortium centers (as more fully described below) annually for the past four years, focusing on urban or city surrounding markets where demand is generally higher and where income demographics are generally more supportive of a new center. In addition, we have a long track record of successfully completing and integrating selective acquisitions. The domestic and international markets for child care and other family support services remain highly fragmented. We will therefore continue to seek attractive opportunities both for center acquisitions and the acquisition of complementary service offerings.
Our Operations
Our primary reporting and operating segments are full-service center-based child care services and back-up dependent care services. Full-service center-based child care includes traditional center-based child care, preschool and elementary education. Back-up dependent care includes center-based back-up child care, in-home well child care, in-home mildly-ill child care and adult/elder care. Our remaining operations are included in other educational advisory services.
The following table sets forth our segment information as of the dates and for the periods indicated. Additional segment information is included in Note 15, “Segment and Geographic Information,” included in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	Full Service Center-Based Child Care Services	Back-up Dependent Care Services	Other Educational Advisory Services	Total
	(In thousands, except percentages)
Year ended December 31, 2016
Revenue	$1,321,699	$200,106	$48,036	$1,569,841
As a percentage of total revenue	84%	13%	3%	100%
Income from operations	$129,693	$57,620	$9,925	$197,238
As a percentage of total income from operations	66%	29%	5%	100%
Year ended December 31, 2015
Revenue	$1,236,762	$181,574	$40,109	$1,458,445
As a percentage of total revenue	85%	12%	3%	100%
Income from operations	$115,149	$56,891	$9,562	$181,602
As a percentage of total income from operations	64%	31%	5%	100%
Year ended December 31, 2014
Revenue	$1,156,661	$162,886	$33,452	$1,352,999
As a percentage of total revenue	86%	12%	2%	100%
Income from operations	$92,229	$49,317	$5,374	$146,920
As a percentage of total income from operations	63%	33%	4%	100%

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
Tuition paid by families varies depending on the age of the child, the child's attendance schedule, the geographic location and the extent to which an employer sponsor subsidizes tuition. Based on a sample of 365 of our child care and early education centers in the United States, the average tuition rate at our centers is $1,780 per month for infants (typically ages three to sixteen months), $1,630 per month for toddlers (typically ages sixteen months to three years) and $1,350 per month for preschoolers (typically ages 3 to 5 years). Tuition at most of our child care and early education centers is payable in advance and is due either monthly or weekly. In most cases, families pay tuition through payroll deductions or through Automated Clearing House withdrawals.
Revenue per center typically averages between $1.5 million and $1.8 million at our centers in North America, and averages between $0.9 million and $1.2 million at our centers in Europe, primarily due to the larger average size of our centers in North America. Gross margin at our centers typically averages between 20% and 25%, with our cost-plus model centers typically at the lower end of that range and our lease/consortium centers at the higher end.
Cost of services consists of direct expenses associated with the operation of child care and early education centers primarily comprised of payroll and benefits for personnel, food costs, program supplies and materials, parent marketing and facilities costs, which include depreciation. Personnel costs are the largest component of a center’s operating costs and comprise approximately 70% of a center’s operating expenses. In a P&L model center, we are often responsible for additional costs that are typically paid or provided directly by a client in centers operating under the cost-plus model, such as facilities costs. As a result, personnel costs in centers operating under P&L models will often represent a smaller percentage of overall costs when compared to centers operating under cost-plus models.
Selling, general and administrative expenses (“SGA”) relating to full-service care consist primarily of salaries, payroll taxes and benefits (including stock-based compensation costs) for non-center personnel, which includes corporate, regional and business development personnel, accounting and legal, information technology, occupancy costs for corporate and regional personnel, management/advisory fees and other general corporate expenses.
Back-Up Dependent Care Services
We provide back-up dependent care services through our full-service centers, our dedicated back-up centers, as well as through our Back-Up Care Advantage (“BUCA”) program. BUCA offers access to a contracted network of approximately 3,000 in-home care agencies and center-based providers in locations where we do not otherwise have centers with available capacity.

Our back-up dependent care division is led by our Executive Vice President of Operations, with a Senior Vice President leading the BUCA program and a Divisional Vice President leading back-up center operations. The dedicated back-up centers that we operate are organized in a similar structure to full-service centers, with Regional Managers overseeing approximately six to eight centers each and with center-based administrative teams that mirror the administrative teams in full-service centers. The dedicated back-up centers are either exclusive to a single employer or are consortium centers that have multiple employer sponsors and are part of our BUCA program.
Care is arranged through a 24 hours-a-day contact center, online or via our mobile application, allowing employees to reserve care in advance or at the last minute. We operate our own contact center in Broomfield, Colorado, which is overseen by the Senior Vice President responsible for BUCA, and we contract with additional contact centers located in Durham, North Carolina, and Chicago, Illinois, to complement our ability to handle demand fluctuations and to provide seamless service 24 hours a day.
Back-up dependent care revenue is comprised of fees or subsidies paid by employer sponsors, as well as co-payments collected from users at the point of service. Cost of services consist of fees paid to providers for care delivered as part of their contractual relationships with us, personnel and related direct service costs of the contact centers and any other expenses related to the coordination or delivery of care and service. For our dedicated back-up centers, cost of services also includes all direct expenses associated with the operation of the centers. SGA related to back-up dependent care is similar to SGA for full-service care, with additional expenses related to the information technology necessary to operate this service, the ongoing development and maintenance of the provider network and additional personnel needed as a result of more significant client management and reporting requirements.
Educational Advisory Services
Our educational advisory services consist of our EdAssist and College Coach services. Educational advisory services revenue is comprised of fees or subsidies paid by employer clients, network school partners, as well as retail fees collected from users at the point of service. Cost of services consist of personnel and direct service costs of the contact centers, and other expenses related to the coordination and delivery of outsourced tuition reimbursement program management, advisory and counseling services. SGA related to educational advisory services is similar to SGA for back-up dependent care.
EdAssist.  EdAssist provides tuition reimbursement program management services for corporate clients. Administration services are provided through a proprietary software system for processing and data analytics, as well as a team of compliance professionals who audit employee's applications for tuition reimbursement and enforce our corporate client's policies. We also provide educational advising to client employees on a one-on-one basis through our team of advisors, who help employees make better decisions regarding their education. Customer service is also provided through the contact center in Broomfield, Colorado. The EdAssist services derive revenue directly from fees paid by employers under contracts that are typically three years in length. The EdAssist division is managed by a Senior Vice President who has responsibility for the growth and profitability of this division.
College Coach.  College Coach provides college advisory services through our team of experts, all of whom have experience working at senior levels in admissions or financial aid at colleges and universities. We work with employer clients who offer these services as a benefit to their employees, and we also provide these services directly to families on a retail basis. We have 10 College Coach offices in the United States, located primarily in metropolitan areas, where we believe the demand for these services is greatest. College Coach derives revenue mainly from employer clients who contract with us for a specified number of workshops, access to our proprietary online learning center and individual counseling. The College Coach division is managed by a Senior Vice President who has responsibility for the growth and profitability of this division.
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

	North America	Europe and Other	Total
	(In thousands, except percentages)
Year ended December 31, 2016
Revenue	$1,277,165	$292,676	$1,569,841
As a percentage of total revenue	81%	19%	100%
Long-lived assets, net	$322,267	$207,165	$529,432
As a percentage of total fixed assets, net	61%	39%	100%
Year ended December 31, 2015
Revenue	$1,182,629	$275,816	$1,458,445
As a percentage of total revenue	81%	19%	100%
Long-lived assets, net	$308,469	$121,267	$429,736
As a percentage of total fixed assets, net	72%	28%	100%
Year ended December 31, 2014
Revenue	$1,074,951	$278,048	$1,352,999
As a percentage of total revenue	79%	21%	100%
Long-lived assets, net	$277,971	$120,976	$398,947
As a percentage of total fixed assets, net	70%	30%	100%
Our international business primarily consists of child care centers throughout the United Kingdom and the Netherlands and is overseen by a Senior Vice President. As of December 31, 2016, we had a total of 340 centers in Europe and 695 centers in North America.
Marketing
We market our services to prospective employer sponsors, current clients and their employees, and to parents. Our sales force is organized on both a centralized and regional basis and is responsible for identifying potential employer sponsors, targeting real estate development opportunities, identifying potential acquisitions and managing the overall sales process. We reach out to employers via word of mouth, direct mail campaigns, digital outreach and advertising, conference networking, webinars and social media. In addition, as a result of our visibility among human resources professionals as a high-quality dependent care service provider, potential employer sponsors regularly contact us requesting proposals, and we often compete for employer-sponsorship opportunities through a request for proposal process. Our management team is involved at the national level with education, work/life and children’s advocacy, and we believe that their prominence and involvement in such issues also helps us attract new business. We communicate regularly with existing clients to increase awareness of the full suite of services that we provide for key life stages and to explore opportunities to enhance current partnerships.
We also have a direct-to-consumer (parent) marketing department that supports parent enrollment efforts through the development of marketing programs, including the preparation of promotional materials. The parent marketing team is organized on both a centralized and regional basis and works with center directors and our contact centers to build enrollment. New enrollment is generated by word of mouth, print advertising, direct mail campaigns, digital marketing, parent referral programs and business outreach. Individual centers may receive assistance from employer sponsors, who often provide access to channels of internal communication, such as e-mail, websites, intranets, mailing lists and internal publications. In addition, many employer sponsors promote the child care and early education center as an important employee benefit.
Competition
We believe that we are a leading provider in the markets for employer-sponsored center-based child care and back-up dependent care. We maintain approximately six times more market share in the United States than our closest competitors who provide employer-sponsored center-based child care. The market for child care and early education services is highly fragmented, and we compete for enrollment and for sponsorship of child care and early education centers with a variety of other businesses including large community-based child care companies, regional child care providers, family day care (operated out of the caregiver’s home), nannies, for-profit and not-for-profit full- and part-time nursery schools, private schools and public elementary schools, and not-for-profit and government-funded providers of center-based child care. Our principal competitors for employer-sponsored centers include KinderCare Education and New Horizons Academy in the United States and Childbase and Busy Bees in the United Kingdom. Competition for back-up dependent care and educational advising comes from some of these same competitors in addition to employee assistance programs, payment processors and smaller work/life companies. In addition, we compete for enrollment on a center-by-center basis with some of the providers named above, along with many local and national providers, such as Learning Care Group, Goddard Schools, Primrose Preschools, The Co-operative Childcare, Smallsteps, and Partou in the United States, the United Kingdom and the Netherlands.
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
Intellectual Property
We believe that our name and logo have significant value and are important to our operations. We own and use various registered and unregistered trademarks covering the names Bright Horizons and Bright Horizons Family Solutions, our logo and a number of other names, slogans and designs. We frequently license the use of our registered trademarks to our clients in connection with the use of our services, subject to customary restrictions. We actively protect our trademarks by registering the marks in a variety of countries and geographic areas, including North America, Asia, the Pacific Rim, Europe and Australia. These registrations are subject to varying terms and renewal options. However, not all of the trademarks or service marks have been registered in all of the countries in which we do business, and we are aware of persons using similar marks in certain countries in which we currently do not do business. Meanwhile, we monitor our trademarks and vigorously oppose the infringement of any of our marks. We do not hold any patents, and we hold copyright registrations for certain materials that are important to the operation of our business. We generally rely on common law protection for those copyrighted works, which are not critical to the operation of our business. We also license some intellectual property from third parties for use in our business. Such licenses are not individually or in the aggregate material to our business.
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
Each center is further guided by policies and procedures that address protocols for safe and appropriate care of children and center administration. These policies and procedures establish center protocols in areas including the safe handling of medications, managing child illness or health emergencies and a variety of other critical aspects of care to ensure that centers meet or exceed all mandated licensing standards. These policies and procedures are reviewed and updated continuously by a team of internal experts, and center personnel are trained on center practices using these policies and procedures. Our proprietary We Care system supports proper supervision of children and documents the transitions of children to and from the care of teachers and parents or from one classroom to another during the day.

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
Employees
As of December 31, 2016, we had approximately 31,200 employees (including part-time and substitute teachers), of whom approximately 1,700 were employed at our corporate, divisional and regional offices, and the remainders of whom were employed at our child care and early education centers. Child care and early education center employees include teachers and support personnel. The total number of employees includes approximately 10,300 employees working outside of the United States, which increased from the prior year in large part due to the acquisition of approximately 2,600 employees that joined us through the acquisition of Conchord Limited (Asquith). We conduct annual surveys to assess employee satisfaction and can adjust programs, benefits offerings, trainings, communications and other support to meet employee needs and enhance retention. We have a long track record of being named a “Best Place to Work” by Fortune Magazine in the United States and more recently in the United Kingdom, Ireland and the Netherlands based largely upon employee responses to surveys. None of our employees are represented by a labor union and we believe our relationships with our employees are good.
Facilities
Our child care and early education centers are primarily operated at work-site locations and vary in design and capacity in accordance with employer sponsor needs and state and local regulatory requirements. Our North American child care and early education centers typically have an average capacity of 127 children. Our locations in Europe have an average capacity of 80 children. As of December 31, 2016, our child care and early education centers had a total licensed capacity of approximately 115,000 children, with the smallest center having a capacity of 12 children and the largest having a capacity of approximately 572 children.
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
Available Information
The Company files or furnishes reports and other information with the Securities and Exchange Commission (“SEC”). We make available, free of charge, on our corporate website www.brighthorizons.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information filed with the SEC is also available at www.sec.gov. References to these websites do not constitute incorporation by reference of the information contained therein and should not be considered part of this document.
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
Even among employers that recognize the value of our services, demand may be adversely affected by general economic conditions. For example, during the 2008-2010 recession, we believe sustained uncertainty in U.S. and global economic conditions and persistently high unemployment domestically resulted in reduced enrollment levels at our mature P&L centers. Should the economy experience additional or prolonged weakness, employer clients may reduce or eliminate their sponsorship of work and family services, and prospective clients may not commit resources to such services. In addition, a reduction in the size of an employer’s workforce could negatively impact the demand for our services and result in reduced enrollment or failure of our employer clients to renew their contracts. A deterioration of general economic conditions may adversely impact the need for our services because out-of-work parents may decrease or discontinue the use of child care services, or be unwilling to pay tuition for high-quality services. Additionally, we may not be able to increase tuition at a rate consistent with increases in our operating costs. If demand for our services were to decrease, it could disrupt our operations and have a material adverse effect on our business and operating results.
Our business depends largely on our ability to hire and retain qualified teachers.
State laws require our teachers and other staff members to meet certain educational and other minimum requirements, and we often require that teachers and staff at our centers have additional qualifications. We are also required by state laws to maintain certain prescribed minimum adult-to-child ratios. If we are unable to hire and retain qualified teachers at a center, we could be required to reduce enrollment or be prevented from accepting additional enrollment in order to comply with such mandated ratios. In certain markets, we may experience labor issues or difficulty in attracting, hiring and retaining qualified teachers, which may require us to offer increased salaries and enhanced benefits in these more competitive markets. This could result in increased costs at centers located in these markets. Difficulties in hiring and retaining qualified personnel may also affect our ability to meet growth objectives in certain geographies and to take advantage of additional enrollment opportunities at our child care and early education centers in these markets.
Our substantial indebtedness could adversely affect our financial condition.
We have a significant amount of indebtedness from the issuance of our term loans and borrowings under our revolving credit facility. Information on our debt is included in “Management's Discussion and Analysis” in Item 7 of Part II of this Annual Report and Note 9 in our consolidated financial statements in Item 8 of Part II of this Annual Report. Our high level of debt could have important consequences, including:

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
In addition, the borrowings under our senior secured credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. Assuming all amounts under our senior secured credit facilities are fully drawn, a 100 basis point change in interest rates would result in a $13.0 million change in annual interest expense on our indebtedness under our senior secured credit facilities (subject to our base rate and Eurocurrency rate, as applicable). While we may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
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
If the international markets in which we compete are affected by changes in political, social, legal, economic or other factors, our business and operating results may be materially and adversely affected. As of December 31, 2016, we had 342 centers located in five foreign countries; therefore, we are subject to inherent risks attributed to operating in a global economy. Our international operations may subject us to additional risks that differ in each country in which we operate, and such risks may negatively affect our results. The factors impacting the international markets in which we operate may include changes in laws and regulations affecting the operation of child care centers, the imposition of restrictions on currency conversion or the transfer of funds or increases in the taxes paid and other changes in applicable tax laws.
In addition, instability in European financial markets or other events could cause fluctuations in exchange rates that may affect our revenues. Most of our revenues, costs and debts are denominated in U.S. dollars. However, revenues and costs from our operations outside of the United States are denominated in the currency of the country in which the center is located, and these currencies could become less valuable as a result of exchange rate fluctuations. The current economic challenges in Europe and uncertainties surrounding the pending exit of the United Kingdom from the European Union may cause the value of the European currencies, including the British pound and the Euro, to further deteriorate. Market perceptions concerning this and related issues could adversely affect the value of our Euro- and British pound-denominated assets. Unfavorable currency fluctuations as a result of this and other market forces could result in a reduction in our revenues and net earnings, which in turn could materially and adversely affect our business and operating results.
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
We currently maintain the following major types of commercial insurance policies: workers’ compensation, commercial general liability (including coverage for sexual and physical abuse), professional liability, automobile liability, excess and “umbrella” liability, commercial property coverage, student accident coverage, employment practices liability, commercial crime coverage, fiduciary liability, privacy breach/cyber liability and directors’ and officers’ liability. These policies are subject to various limitations, exclusions and deductibles. To date, we have been able to obtain insurance in amounts we believe to be appropriate. Such insurance, particularly coverage for sexual and physical abuse, may not continue to be readily available to us in the form or amounts we have been able to obtain in the past, or our insurance premiums could materially increase in the future as a consequence of conditions in the insurance business or in the child care industry.

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
Since our initial public offering in January 2013, the price of our common stock, as reported on the New York Stock Exchange, has ranged from a low of $27.50 on January 25, 2013 to a high of $72.80 on November 14, 2016. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere herein and others such as:

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
As of February 10, 2017, there were 59,511,773 shares of common stock outstanding. Approximately 21.8% of our outstanding common stock is beneficially owned by investment funds affiliated with the Sponsor and our officers and directors. Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock.
In addition, certain holders of shares of our common stock may require us to register their shares for resale under the federal securities laws, and holders of additional shares of our common stock would be entitled to have their shares included in any such registration statement, all subject to reduction upon the request of the underwriter(s) of the offering, if any. Registration of those shares would allow the holders to immediately resell their shares in the public market. Any such sales or anticipation thereof could cause the market price of our common stock to decline.
In addition, we have registered 5 million shares of common stock that are reserved for issuance under our 2012 Omnibus Long-Term Incentive Plan. As of December 31, 2016, there were approximately 2.3 million shares of common stock available for grant.
Provisions in our charter documents and Delaware law may deter takeover efforts that could be beneficial to stockholder value.
In addition to the Sponsor’s beneficial ownership of a substantial percentage of our common stock, our certificate of incorporation and restated by-laws and Delaware law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and limitations on actions by our stockholders, including the need for super majority approval to amend, alter, change or repeal specified provisions of our certificate of incorporation and bylaws, a prohibition on the ability of our stockholders to act by written consent and certain limitations on the ability of our stockholders to call a special meeting. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Sponsor. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the Company may be unsuccessful.
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
The Sponsor continues to have significant influence over us which could limit your ability to influence the outcome of key transactions, including a change of control.
As of February 10, 2017, investment funds affiliated with the Sponsor beneficially owned approximately 21% of our outstanding common stock. For as long as the Sponsor continues to control a substantial percentage of the voting power of our common stock, it will be able to influence the election of the members of our board of directors and could also have some influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends.
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
We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior secured credit facilities. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 86,000 square feet of office space for our corporate headquarters in Watertown, Massachusetts under an operating lease that expires in 2020, with two 10 year renewal options. We also lease approximately 50,000 square feet for our contact center in Broomfield, Colorado, as well as spaces for regional administrative offices including locations in Rushden and London in the United Kingdom, and Amsterdam, in the Netherlands.
As of December 31, 2016, we operated 1,035 child care and early education centers in 41 U.S. states and the District of Columbia, Puerto Rico, the United Kingdom, Canada, Ireland, the Netherlands and India, of which 121 were owned, with the remaining centers being operated under leases or operating agreements. The leases typically have initial terms ranging from 10 to 15 years with various expiration dates, often with renewal options. The following table summarizes the locations of our child care and early education centers as of December 31, 2016:

Location	Number of Centers
United States:
Alabama	2
Alaska	1
Arizona	9
California	75
Colorado	15
Connecticut	18
Delaware	5
District of Columbia	20
Florida	34
Georgia	25
Illinois	48

Location	Number of Centers
Indiana	7
Iowa	8
Kentucky	6
Louisiana	3
Maine	1
Maryland	13
Massachusetts	64
Michigan	13
Minnesota	8
Mississippi	1
Missouri	8
Montana	2
Nebraska	4
Nevada	4
New Hampshire	3
New Jersey	49
New York	51
North Carolina	19
Ohio	7
Oklahoma	3
Pennsylvania	58
Puerto Rico	1
Rhode Island	1
South Carolina	4
South Dakota	2
Tennessee	5
Texas	35
Utah	2
Virginia	23
Washington	26
West Virginia	1
Wisconsin	9
Total number of centers in the United States	693
Canada	2
Ireland	4
United Kingdom	304
Netherlands	30
India	2
Total number of centers	1,035
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

Item 4. Mine Safety Disclosures
None.
Executive Officers of the Registrant
Set forth below is certain information about our executive officers. Ages are as of December 31, 2016.
David H. Lissy, age 51, has served as a director of the Company since 2001 and as Chief Executive Officer of the Company since January 2002. Mr. Lissy served as Chief Development Officer of the Company from 1998 until January 2002. He also served as Executive Vice President from June 2000 to January 2002. He joined Bright Horizons in August 1997 and served as Vice President of Development until the merger with CorporateFamily Solutions, Inc. in July 1998. Prior to joining Bright Horizons, Mr. Lissy served as senior vice president/general manager at Aetna U.S. Healthcare in the New England region. Prior to that Mr. Lissy held a similar role at US Healthcare, Inc. prior to that company’s acquisition by Aetna. Mr. Lissy currently serves on the boards of Altegra Health, Jumpstart and Ithaca College.
Mandy Berman, age 46, has served as the Executive Vice President and Chief Administrative Officer of the Company since January 2016.  From January 2014 until December 2015, Ms. Berman served as Executive Vice President, Back-up and Global Operations and, from September 2005 to December 2013, she served as Vice President, Back-up Care Operations and then Senior Vice President, Back-up Care Operations.  Ms. Berman joined Bright Horizons through the acquisition of ChildrenFirst, Inc. in 2005 and as Vice President of Special Projects.  Prior to joining Bright Horizons, Ms. Berman was part of the founding team for Project Achieve, a provider of management information systems for charter and public schools, and was a management consultant for the Parthenon Group.
Elizabeth J. Boland, age 57, has served as Chief Financial Officer of the Company since June 1999. Ms. Boland joined Bright Horizons in September 1997 and served as Chief Financial Officer and, subsequent to the merger between Bright Horizons and CorporateFamily Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. From 1994 to 1997, Ms. Boland was chief financial officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as vice president-finance for Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. From 1981 to 1990, she worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager.
Mary Lou Burke Afonso, age 52, has served as Chief Operating Officer, North America Center Operations of the Company since January 2016 and is a 20-year veteran of the Company.  Ms. Burke Afonso served as the Company’s Executive Vice President of North America Center Operations from January 2014 until December 2015 and, from January 2005 to December 2013, she served as Senior Vice President, Client Relations. Prior to that she has served as in a variety of leadership positions in Finance, Center Operations, Business Operations, Client Relations, and College Coach.   Prior to joining Bright Horizons in 1995, Ms. Burke Afonso served as the controller for BOSE Corporation in France and controller of their retail division in the U.S.  She also worked on the audit staff at Price Waterhouse, LLP in Boston.
Stephen I. Dreier, age 74, has served as Executive Vice President and Secretary of the Company since January 2016. He joined Bright Horizons as Vice President and Chief Financial Officer in August 1988 and became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as Bright Horizons’ Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer. Mr. Dreier served as Chief Administrative Officer of the Company from 1997 until December 2015. From 1976 to 1988, Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company.
Stephen H. Kramer, age 46, has served as President of the Company since January 2016. Mr. Kramer served as the Chief Development Officer from January 2014 until December 2015 and as Senior Vice President, Strategic Growth & Global Operations from January 2010 until December 2013. He served as Managing Director, Europe based in the United Kingdom from January 2008 until December 2009. He joined Bright Horizons in September 2006 through the acquisition of College Coach, which he cofounded and led for eight years. Previously he was an Associate at Fidelity Ventures, the venture capital arm of Fidelity Investments and a consultant with Arthur D. Little.

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

2016:	High	Low
First quarter	$70.59	$60.18
Second quarter	$67.44	$63.15
Third quarter	$69.95	$63.40
Fourth quarter	$72.80	$59.00

2015:	High	Low
First quarter	$53.19	$43.77
Second quarter	$60.00	$48.89
Third quarter	$66.52	$56.76
Fourth quarter	$69.09	$59.85
As of February 10, 2017, there were 23 holders of record of our common stock.
Dividend Policy
There were no cash dividends paid on our common stock during the past two fiscal years. Our board of directors does not currently intend to pay regular dividends on our common stock. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our senior secured credit facilities and other considerations, determine to pay dividends in the future.
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
October 1, 2016 to October 31, 2016	84,166	$65.49	84,166	$294,311
November 1, 2016 to November 30, 2016	124,512	$63.12	124,512	$286,452
December 1, 2016 to December 31, 2016	53,736	$68.08	53,736	$282,793
	262,414		262,414

(1)
On August 2, 2016, the board of directors of the Company authorized a share repurchase program of up to $300.0 million of our common stock, effective August 5, 2016. The share repurchase program, which has no expiration date, replaced the prior February 4, 2015 authorization. All repurchased shares have been retired.

Equity Compensation Plans
The following table provides information as of December 31, 2016 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,048,738	$31.06	2,300,765
Equity compensation plans not approved by security holders	—	—	—
Total	4,048.738	$31.06	2,300.765

(1)
The number of securities includes 26,066 shares that may be issued upon the settlement of restricted stock units. The restricted stock units are excluded from the weighted average exercise price calculation.

Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the total return to stockholders on our common stock from January 25, 2013, the date our stock became listed on the NYSE, through December 31, 2016, relative to the total return of the following:

•	the New York Stock Exchange Composite Index;

•
a new peer group that we selected in good faith, consisting of five other companies in the education and contracted outsourced/business services sector: The Advisory Board Company, The Corporate Executive Board Company, Healthways, Wageworks, and Nord Anglia Education, Inc. (the “New Peer Group”); and,

•
the old peer group that was selected in good faith, and consisted of seven other companies in the contracted outsourced/business services sector: The Advisory Board Company, The Corporate Executive Board Company, Healthways, IHS Inc., Iron Mountain Inc., Towers Watson and Wageworks (the “Old Peer Group”). Bright Horizons modified its self-constructed peer index for the year ended December 31, 2016, due to merger and acquisition activity and business model changes in certain underlying companies included in the Old Peer Group that were no longer deemed adequate comparables.

The graph assumes that $100 was invested in our common stock, and in the index and peer groups noted above, and that all dividends, if any, were reinvested. No dividends have been declared or paid on our common stock since January 25, 2013.
The stock price performance shown in the graph is not necessarily indicative of future performance.

	January 25, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Bright Horizons Family Solutions Inc.	$100.00	$129.73	$166.00	$235.88	$247.25
NYSE Composite Index	$100.00	$119.71	$127.92	$122.82	$137.65
New Peer Group	$100.00	$156.97	$150.21	$132.44	$148.18
Old Peer Group	$100.00	$136.30	$140.42	$135.25	$150.05
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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share data)
Consolidated Statement of Income Data:
Revenue	$1,569,841	$1,458,445	$1,352,999	$1,218,776	$1,070,938
Cost of services	1,178,994	1,100,690	1,039,397	937,840	825,168
Gross profit	390,847	357,755	313,602	280,936	245,770
Selling, general and administrative expenses	163,967	148,164	137,683	141,827	123,373
Amortization of intangible assets	29,642	27,989	28,999	30,075	26,933
Income from operations	197,238	181,602	146,920	109,034	95,464
Loss on extinguishment of debt (1)	(11,117)	—	—	(63,682)	—
Interest income	81	163	103	85	152
Interest expense	(43,005)	(41,609)	(34,709)	(40,626)	(83,864)
Net interest expense and other	(54,041)	(41,446)	(34,606)	(104,223)	(83,712)
Income before income taxes	143,197	140,156	112,314	4,811	11,752
Income tax (expense) benefit	(48,437)	(46,229)	(40,279)	7,533	(3,243)
Net income	94,760	93,927	72,035	12,344	8,509
Net (loss) income attributable to non-controlling interest	—	—	—	(279)	347
Net income attributable to Bright Horizons Family Solutions Inc.	$94,760	$93,927	$72,035	$12,623	$8,162
Accretion of Class L preference	—	—	—	—	79,211
Accretion of Class L preference for vested options	—	—	—	—	5,436
Net income (loss) available to common stockholders	$94,760	$93,927	$72,035	$12,623	$(76,485)
Allocation of net income (loss) to common stockholders:
Class L—basic and diluted	$—	$—	$—	$—	$79,211
Common stock—basic	$93,919	$93,287	$71,755	$12,623	$(76,485)
Common stock—diluted	$93,938	$93,303	$71,761	$12,623	$(76,485)
Earnings (loss) per share:
Class L—basic and diluted	$—	$—	$—	$—	$59.73
Common stock—basic	$1.59	$1.53	$1.09	$0.20	$(12.62)
Common stock—diluted	$1.55	$1.50	$1.07	$0.20	$(12.62)
Weighted average shares outstanding: (2)
Class L—basic and diluted	—	—	—	—	1,326,206
Common stock—basic	59,229,069	60,835,574	65,612,572	62,659,264	6,058,512
Common stock—diluted	60,594,895	62,360,778	67,244,172	64,509,036	6,058,512
Consolidated Balance Sheet Data (at period end):
Total cash and cash equivalents	$14,633	$11,539	$87,886	$29,585	$34,109
Total assets (3)	2,359,017	2,150,541	2,141,076	2,102,670	1,916,108
Total liabilities, excluding debt (3)	530,391	483,722	468,940	449,310	401,125
Total debt, including current maturities (4)	1,140,759	939,211	921,177	764,223	906,643
Total redeemable non-controlling interest	—	—	—	—	8,126
Class L common stock	—	—	—	—	854,101
Total stockholders’ equity (deficit)	687,867	727,608	750,959	889,137	(253,887)

(1)	The Company recognized a loss on the extinguishment of debt in the years ended December 31, 2016 and 2013 in relation to its debt refinancing on November 2016 and January 2013, respectively.

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

(3)
The Balance Sheet Data table above reflects the early adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The Company adopted ASU 2015-17 in 2015 prospectively, which resulted in all current deferred tax assets and current deferred tax liabilities being reported as non-current, while prior period deferred tax assets and deferred tax liabilities were not adjusted.

(4)	Total debt includes amounts outstanding under our senior secured credit facilities, including our term loans and revolving credit facility.
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
Overview
We are a leading provider of high-quality child care and early education as well as other services that are designed to help employers and families better address the challenges of work and family life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions, as well as other educational advisory services, as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of December 31, 2016, we had more than 1,100 client relationships with employers across a diverse array of industries, including 150 Fortune 500 companies and more than 80 of Working Mother magazine’s 2016 “100 Best Companies for Working Mothers.”
At December 31, 2016, we operated 1,035 child care and early education centers, consisting of 695 centers in North America and 340 centers in Europe. We have the capacity to serve approximately 115,000 children in 41 states, the District of Columbia, Puerto Rico, Canada, the United Kingdom, Ireland, the Netherlands and India. We seek to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence. Our North American child care and early education centers have an average capacity of 127 children per location, while the centers in Europe have an average capacity of 80 children per location.

We operate centers for a diverse group of clients. At December 31, 2016, we managed child care centers on behalf of single employers in the following industries and also managed lease/consortium locations in approximately the following proportions:

	Percentage of Centers
Classification	North America	Europe and Other
Single employer locations:
Consumer	7.5%	—%
Financial Services	7.5	2.5
Government and Higher Education	17.5	5.0
Healthcare and Pharmaceuticals	20.0	2.5
Industrial/Manufacturing	2.5	2.5
Professional Services and Other	7.5	—
Technology	5.0	2.5
	67.5	15.0
Lease/consortium locations	32.5	85.0
	100.0%	100.0%
Segments
Our primary reporting segments are full service center-based care services and back-up dependent care services. Full service center-based care includes center-based child care, preschool and elementary education. Back-up dependent care includes center-based back-up child care, in-home well child care, in-home mildly-ill child care and adult/elder care. Our remaining business services are included in the other educational advisory services segment, which includes our college preparation and admissions advisory services as well as our tuition reimbursement program management and educational advising services.
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
Performance and Growth Factors
We believe that 2016 was a successful year for the Company. We grew our income from operations by 8.6%, from $181.6 million in 2015 to $197.2 million in 2016, and increased net income from $93.9 million in 2015 to $94.8 million in 2016. In addition, we ended 2016 with the capacity to serve approximately 115,000 children and families in our full service and back-up child care centers, and we added 128 child care and early education centers and closed 25 centers, resulting in a net increase of 103 centers for the year. We expect to add approximately 30 net new centers in 2017.
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
Our ability to increase operating income will depend upon our ability to sustain the following characteristics of our business:

•	maintenance and incremental growth of enrollment in our mature and ramping centers, and cost management in response to changes in enrollment in our centers,

•	effective pricing strategies, including typical annual tuition increases of 3% to 4%, correlated with expected annual increases in personnel costs, including wages and benefits,

•	additional growth in expanded service offerings to clients,

•	successful integration of acquisitions and transitions of management of centers, and

•	successful management and improvement of underperforming centers.
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
As of December 31, 2016, our consolidated total debt was $1.1 billion, and a portion of our cash flows from operations has been used to make interest payments on our indebtedness. Interest payments were $37.1 million in 2016, slightly lower than interest payments of $38.1 million in 2015, due to the timing of the November 2016 debt refinancing. Based on current applicable interest rates, we expect our interest payments to approximate $40 million in 2017.
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

The following table sets forth statement of income data as a percentage of revenue for the three years ended December 31, 2016, (in thousands, except percentages):

	Years Ended December 31,
	2016		2015		2014
Revenue	$1,569,841	100.0%	$1,458,445	100.0%	$1,352,999	100.0%
Cost of services (1)	1,178,994	75.1%	1,100,690	75.5%	1,039,397	76.8%
Gross profit	390,847	24.9%	357,755	24.5%	313,602	23.2%
Selling, general and administrative expenses (2)	163,967	10.4%	148,164	10.2%	137,683	10.2%
Amortization of intangible assets	29,642	1.9%	27,989	1.9%	28,999	2.1%
Income from operations	197,238	12.6%	181,602	12.4%	146,920	10.9%
Loss on extinguishment of debt	(11,117)	(0.7)%	—	—%	—	—%
Net interest expense and other	(42,924)	(2.7)%	(41,446)	(2.8)%	(34,606)	(2.6)%
Income before tax	143,197	9.2%	140,156	9.6%	112,314	8.3%
Income tax expense	(48,437)	(3.1)%	(46,229)	(3.2)%	(40,279)	(3.0)%
Net income	$94,760	6.1%	$93,927	6.4%	$72,035	5.3%

Adjusted EBITDA (3)	$299,215	19.1%	$273,069	18.7%	$238,081	17.6%
Adjusted income from operations (3)	$199,723	12.7%	$182,467	12.5%	$149,620	11.1%
Adjusted net income (3)	$130,737	8.3%	$115,391	7.9%	$97,238	7.2%

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

(3)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income below under “Non-GAAP Financial Measures and Reconciliations.”
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Revenue. Revenue increased $111.4 million, or 8%, to $1.6 billion for the year ended December 31, 2016 from $1.5 billion for the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and educational advisory services, and typical annual tuition increases of 3% to 4%. Revenue generated by full service center-based care services for the year ended December 31, 2016 increased by $84.9 million, or 7%, when compared to the prior year, due in part to overall enrollment increases of 7%, partially offset by the effect of lower foreign currency exchange rates for our United Kingdom operations which reduced revenue growth in the full service segment by approximately 2% during the year. Our acquisitions of Hildebrandt Learning Centers, LLC, an operator of 40 centers in the United States on May 19, 2015, Active Learning Childcare Limited, an operator of nine centers in the United Kingdom on July 15, 2015, and Conchord Limited (“Asquith”), an operator of 90 centers and programs in the United Kingdom on November 10, 2016, contributed approximately $34.9 million of incremental revenue in the year ended December 31, 2016. At December 31, 2016, we operated 1,035 child care and early education centers compared to 932 centers at December 31, 2015.
Revenue generated by back-up dependent care services in the year ended December 31, 2016 increased by $18.5 million, or 10%, when compared to the prior year. Additionally, revenue generated by other educational advisory services in the year ended December 31, 2016 increased by $7.9 million, or 20%, when compared to the prior year.
Cost of Services. Cost of services increased $78.3 million, or 7%, to $1.2 billion for the year ended December 31, 2016 when compared to the prior year. Cost of services in the full service center-based care services segment increased $57.1 million, or 6%, to $1.0 billion in 2016 when compared to the prior year. Personnel costs increased 7% as a result of the increase in overall enrollment, routine wage and benefit cost increases, and labor costs associated with centers added since December 31, 2015 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which comprise approximately 30% of total cost of services for this segment, increased 4% in connection with the enrollment growth and the incremental occupancy costs associated with centers added since December 31, 2015. Cost of services in the back-up dependent care segment increased $16.1 million, or 16%, to $115.9 million for the year ended December 31, 2016, primarily for investments in information technology and personnel, and increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $5.1 million, or 28%, to $23.5 million for the year ended December 31, 2016 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $33.1 million, or 9%, to $390.8 million for the year ended December 31, 2016 when compared to the prior year. Gross profit margin was 25% of revenue for the year ended December 31, 2016, which is consistent with the year ended December 31, 2015. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping P&L centers, effective operating cost management, and expanded back-up dependent care and other educational advisory services.
Selling, General and Administrative Expenses. SGA increased $15.8 million, or 11%, to $164.0 million for the year ended December 31, 2016 compared to $148.2 million for the prior year, and was 10% of revenue for the year ended December 31, 2016 consistent with the prior year. Results for the year ended December 31, 2016, included $2.5 million of costs associated with the completion of secondary offerings, costs associated with amending our credit agreement and refinancing our debt, and completed acquisitions. Results for the year ended December 31, 2015, included $0.9 million of costs associated with secondary offerings and completed acquisitions. After taking these respective charges into account, SGA increased over the comparable 2015 period due primarily to increases in personnel costs, including annual wage increases, continued investments in technology and routine increases in SGA costs.
Amortization of Intangible Assets. Amortization expense on intangible assets was $29.6 million for the year ended December 31, 2016, compared to $28.0 million for the prior year. The increase in amortization expense is due to the acquisitions completed in 2015 and 2016 offset by decreases from certain intangible assets becoming fully amortized during the period. In connection with the offsetting effects of incremental amortization expense related to acquisitions completed in 2016 and decreases from certain intangible assets that we expect to become fully amortized in 2017, we do not expect any significant change in amortization expense in 2017.
Income from Operations. Income from operations increased by $15.6 million, or 9%, to $197.2 million for the year ended December 31, 2016 when compared to the prior year. Income from operations was 13% of revenue for the year ended December 31, 2016, compared to 12% in the prior year.

•
In the full service center-based care segment, income from operations increased $14.5 million for the year ended December 31, 2016, when compared to the same period in 2015. Results for the year ended December 31, 2016 included $2.5 million for the costs associated with the completion of secondary offerings, costs associated with amending our credit agreement and refinancing our debt, and completed acquisitions. Results for the year ended December 31, 2015 included $0.9 million for the costs associated with the completion of secondary offerings and completed acquisitions. After taking these charges into account, income from operations increased $16.2 million in 2016 primarily due to the tuition increases, enrollment gains over the prior year, contributions from new and acquired centers that have been added since December 31, 2015, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2015 and 2016.

•	Income from operations for the back-up dependent care segment increased $0.7 million for the year ended December 31, 2016, compared to the same period in 2015 due to the expanding revenue base.

•
Income from operations in the other educational advisory services segment increased $0.4 million for the year ended December 31, 2016, compared to the same period in 2015 due to the expanding revenue base.

Extinguishment of Debt, Net Interest Expense and Other. A loss on the extinguishment of debt of $11.1 million was recorded in the year ended December 31, 2016, related to the write off of unamortized original issue cost and deferred financing fees in connection with the November 2016 debt refinancing. Net interest expense and other increased to $42.9 million for the year ended December 31, 2016 from $41.4 million in 2015 due to the increase in debt from the issuance of $150.0 million in additional term loans in November 2016 and increased borrowings on our line of credit in 2016 when compared to the same period in 2015.
Income Tax Expense. We recorded income tax expense of $48.4 million during the year ended December 31, 2016, compared to income tax expense of $46.2 million during the prior year. The effective rate increased to 34% for 2016 from 33% for 2015. The difference between the effective income tax rates and the statutory rates for 2016 and 2015 was due primarily to the treatment of certain permanent items, decrease in tax rates, and differences resulting from filing tax returns.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $26.1 million, or 10%, and $17.3 million, or 10%, respectively, for the year ended December 31, 2016 over the comparable period in 2015 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of acquired centers, as well as the growth in back-up dependent care services.
Adjusted Net Income. Adjusted net income increased $15.3 million, or 13%, for the year ended December 31, 2016 when compared to the same period in 2015 primarily due to the incremental gross profit described above.
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
Cost of Services. Cost of services increased $61.3 million, or 6%, to $1.1 billion for the year ended December 31, 2015 when compared to the prior year. Cost of services in the full service center-based care services segment increased $51.4 million, or 6%, to $982.5 million in 2015 when compared to the prior year. Personnel costs increased 5% as a result of an 8% increase in overall enrollment, routine wage and benefit cost increases, and labor costs associated with centers added since December 31, 2014 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which comprise approximately 30% of total cost of services for this segment, increased 7% in connection with the enrollment growth and the incremental occupancy costs associated with centers added since December 31, 2014. Cost of services in the back-up dependent care segment increased $8.9 million, or 10%, to $99.8 million for the year ended December 31, 2015, primarily for personnel costs and for increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $1.0 million, or 6%, to $18.4 million for the year ended December 31, 2015 due to personnel and technology costs related to the incremental sales of these services.
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

•
In the full service center-based care segment, income from operations increased $22.9 million for the year ended December 31, 2015, compared to the same period in 2014. Results for the year ended December 31, 2015 included $0.9 million for the costs associated with the completion of secondary offerings of our common shares and completed acquisitions. Results for the year ended December 31, 2014 included a proportionate charge of $2.4 million for the costs associated with the completion of secondary offerings and costs associated with amending our credit agreement. After taking these charges into account, income from operations increased $21.4 million in 2015 primarily due to the tuition increases, enrollment gains over the prior year, contributions from new and acquired centers, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2014 and 2015 and the effects of foreign currency translation on our European business.

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

Non-GAAP Financial Measures and Reconciliation
In our quarterly and annual reports, earnings press releases and conference calls, we discuss key financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”) to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures are not in accordance with GAAP and a reconciliation of the non-GAAP measures of adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are as follows (in thousands, except share data):

	Years Ended December 31,
	2016	2015	2014
Net income	$94,760	$93,927	$72,035
Interest expense, net	42,924	41,446	34,606
Income tax expense	48,437	46,229	40,279
Depreciation	55,642	50,677	48,448
Amortization of intangible assets (a)	29,642	27,989	28,999
EBITDA	271,405	260,268	224,367
Additional adjustments:
Loss on extinguishment of debt (b)	11,117	—	—
Deferred rent (c)	2,562	2,736	3,092
Stock-based compensation expense	11,646	9,200	7,922
Expenses related to Credit Agreement amendments, stock offerings, and completed acquisitions (d)	2,485	865	2,700
Total adjustments	27,810	12,801	13,714
Adjusted EBITDA	$299,215	$273,069	$238,081

Income from operations	$197,238	$181,602	$146,920
Expenses related to Credit Agreement amendments, stock offerings, and completed acquisitions (d)	2,485	865	2,700
Adjusted income from operations	$199,723	$182,467	$149,620

Net income	$94,760	$93,927	$72,035
Income tax expense	48,437	46,229	40,279
Income before tax	143,197	140,156	112,314
Stock-based compensation expense	11,646	9,200	7,922
Amortization of intangible assets (a)	29,642	27,989	28,999
Loss on extinguishment of debt (b)	11,117	—	—
Expenses related to Credit Agreement amendments, stock offerings, and completed acquisitions (d)	2,485	865	2,700
Adjusted income before tax	198,087	178,210	151,935
Adjusted income tax expense (e)	(67,350)	(62,819)	(54,697)
Adjusted net income	$130,737	$115,391	$97,238
Weighted average number of common shares-diluted	60,594,895	62,360,778	67,244,172
Diluted adjusted earnings per common share	$2.16	$1.85	$1.45

(a)
Represents amortization of intangible assets, including approximately $18.1 million, $18.0 million and $19.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents the write-off of unamortized deferred financing costs and original issue discount associated with indebtedness that was repaid in connection with a debt refinancing.

(c)	Represents rent expense in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(d)	Represents costs incurred in connection with completed acquisitions, secondary offerings, and the November 2014, January 2016, and November 2016 amendments to the Credit Agreement.

(e)	Represents income tax expense calculated on adjusted income before tax at the effective rate of approximately 34%, 35% and 36% in 2016, 2015, and 2014 respectively.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe that adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share provide investors with useful information with respect to our historical operations. We present adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock-based compensation expense, as well as the expenses related to secondary offerings, debt financing transaction expenses, and acquisitions. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part II, Item 8, of this Annual Report on Form 10-K. The Company understands that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. Borrowings outstanding on our revolving credit facility at December 31, 2016 and 2015 were $76.0 million and $24.0 million, respectively. Borrowings outstanding on our revolving credit facility during the year ended December 31, 2016 and 2015 averaged $30.0 million and $11.9 million, respectively.
The net impact on our liquidity from changes in foreign currency exchange rates was not material for the years ended December 31, 2016 and 2015. We had $14.6 million in cash at December 31, 2016, of which $11.5 million was held in foreign jurisdictions, and we had $11.5 million in cash at December 31, 2015, of which $7.8 million was held in foreign jurisdictions. Additionally, operations outside of North America accounted for 18.6% and 18.9% of the Company's consolidated revenue for the years ended December 31, 2016 and 2015.

We had a working capital deficit of $233.2 million and $152.6 million at December 31, 2016 and 2015, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and other educational advisory segments, as well as to make scheduled principal and interest payments and to repurchase shares.
The Company's $1.3 billion senior secured credit facilities consist of $1.1 billion in secured term loan facilities and a $225.0 million revolving credit facility. In January 2016, the Company amended its then existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million. In November 2016, the Company modified its existing credit facilities and refinanced all of its outstanding term loans into a new seven year term loan facility, which resulted in the issuance of $1.1 billion in new term loans, a portion of which were used to repay $922.5 million in outstanding term loans under the previous credit facility, and $150.0 million of which was used to fund the acquisition of a business. A loss on the extinguishment of debt of $11.1 million was recorded in the year ended December 31, 2016, related to the write off of unamortized original issue cost and deferred financing fees in connection with the November 2016 debt refinancing. These amendments are further discussed below under “Debt.”
On August 2, 2016, the board of directors of the Company authorized a share repurchase program of up to $300.0 million of the Company’s outstanding common stock, effective August 5, 2016. The share repurchase program, which has no expiration date, replaces the prior $250.0 million authorization announced on February 4, 2015, of which $26.3 million remained available at the date the program was replaced. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. At December 31, 2016, $282.8 million remained outstanding under the repurchase program. During the year ended December 31, 2016, the Company repurchased 1.7 million shares for $112.8 million, including a total of 1.0 million shares that were purchased from investment funds affiliated with the Sponsor in a secondary offering. During the year ended December 31, 2015, the Company repurchased 2.2 million shares for $128.1 million, including a total of 2.1 million shares that were purchased from investment funds affiliated with the Sponsor in secondary offerings.
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
Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$213,297	$170,056	$174,297
Net cash used in investing activities	$(302,837)	$(155,354)	$(78,001)
Net cash provided by (used in) financing activities	$93,755	$(90,581)	$(36,420)
Cash and cash equivalents (beginning of period)	$11,539	$87,886	$29,585
Cash and cash equivalents (end of period)	$14,633	$11,539	$87,886
Cash Provided by Operating Activities
Cash provided by operating activities was $213.3 million for the year ended December 31, 2016, compared to $170.1 million in 2015. The increase in cash provided by operating activities resulted from changes in working capital arising from an increase in collections due to timing and growth, lower cash tax payments in the period, the timing of other routine operating expenses, and the timing of routine tenant improvement allowances.
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
We expect to generate approximately $225 million in cash from operations in 2017.

Cash Used in Investing Activities
Cash used in investing activities was $302.8 million for the year ended December 31, 2016 compared to $155.4 million for the same period in 2015 and was related to acquisitions, as well as fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. During the year ended December 31, 2016, the Company used $228.7 million to acquire 102 centers, as well as a provider of back-up care in the United States, compared to 57 centers acquired in 2015 for $77.6 million, which is the primary driver to the increase in cash used in investing activities.
Cash used in investing activities was $155.4 million for the year ended December 31, 2015 compared to $78.0 million for the same period in 2014 and was related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings, as well as investments in acquisitions. The Company acquired 57 centers in 2015 for $77.6 million compared to five centers in 2014 for $13.2 million, which was the primary driver to the increase in cash used in investing activities. Cash used in investing activities in 2014 related primarily to fixed asset additions. The investment in fixed asset additions in 2015 increased $11.6 million to $77.8 million from $66.2 million in the prior year due to investments in new child care centers.
We estimate that we will spend approximately $90 to $100 million in 2017 on fixed asset additions related to new child care centers, maintenance and refurbishments in our existing centers and continued investments in technology and equipment. As part of our growth strategy, we also expect to continue to make selective acquisitions, which may vary in size and which are less predictable in terms of the timing and amount of the capital requirements.
Cash Used in Financing Activities
Cash provided by financing activities amounted to $93.8 million for the year ended December 31, 2016 compared to cash used in financing activities of $90.6 million in 2015. The increase in cash provided by financing activities was due primarily to the November 2016 debt refinancing, which resulted in net proceeds of $143.1 million from the issuance of term loans of $150.0 million, net of debt issuance costs. Cash used by financing activities in 2016 related principally to stock repurchases of $112.8 million, taxes paid related to net share settlement of stock awards of $7.7 million and principal payments of $7.2 million on our debt, offset by net proceeds of $52.0 million from borrowings under the revolving credit facility, tax benefit on stock-based compensation of $12.9 million, proceeds from the exercise of stock options of $11.7 million, and proceeds from the issuance and sale of restricted stock of $3.7 million. Cash used by financing activities in 2015 related principally to stock repurchases of $128.1 million and principal payments of $9.6 million on our debt, offset by net proceeds of $24.0 million from borrowings under the revolving credit facility, proceeds from the exercise of stock options of $9.8 million, tax benefit on stock-based compensation of $9.4 million, and proceeds from the issuance and sale of restricted stock of $3.9 million.
Cash used in financing activities amounted to $90.6 million for the year ended December 31, 2015 compared to $36.4 million in 2014. The 2015 increase in cash used in financing activities was due primarily to a decrease in proceeds from net borrowings and the exercise of stock options. Cash used by financing activities in 2015 related to stock repurchases of $128.1 million and principal payments of $9.6 million on our debt, offset by net proceeds of $24.0 million from borrowings under the revolving credit facility, and proceeds from the exercise of stock options of $9.8 million, compared to stock repurchases of $221.6 million and principal payments of $7.9 million on our debt, offset by net proceeds of $161.8 million from the issuance of term loans, and proceeds from the exercise of stock options of $17.4 million.
Debt
On November 7, 2016, the Company modified its existing senior secured credit facilities by entering into an incremental and amendment and restatement agreement, which amended and restated the credit agreement and refinanced all of its outstanding term loans into a new seven year term loan facility. As of December 31, 2016, the Company's $1.3 billion senior secured credit facilities consisted of $1.1 billion in secured term loans and a $225.0 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023. Prior to the November 2016 debt refinancing, the Company's senior secured credit facilities consisted of 955.0 million in secured term loans and a $225.0 million revolving credit facility.

Outstanding term loan borrowings were as follows at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Term loans	$1,075,000	$929,650
Deferred financing costs and original issue discount	(10,241)	(14,439)
Total debt	1,064,759	915,211
Less current maturities	10,750	9,550
Long-term debt	$1,054,009	$905,661
On January 26, 2016, the Company amended its then existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million, to extend the maturity date on the revolving credit facility from January 30, 2018 to July 31, 2019, and to modify the interest rate applicable to borrowings. The terms, interest rate, and availability of the revolving credit facility were not modified in the November 2016 debt refinancing. At December 31, 2016, there were borrowings outstanding of $76.0 million, with $149.0 million of the revolving credit facility available for borrowings, and at December 31, 2015, there were borrowings outstanding of $24.0 million, with $76.0 million of the revolving credit facility available for borrowings.
All borrowings under the credit agreement are subject to variable interest rates. Borrowings under the term loan facility bear interest at a rate per annum ranging from 1.5% to 1.75% over the Base Rate or 2.5% to 2.75% over the Eurocurrency Rate (each as defined in the credit agreement). The Base Rate is subject to an interest rate floor of 1.75% and the Eurocurrency Rate is subject to an interest rate floor of 0.75%, but only with respect to the term loan facility. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 1.25% to 1.75% over the Base Rate, or 2.25% to 2.75% over the Eurocurrency Rate.
All obligations under the senior secured credit facilities are secured by substantially all the assets of the Company’s U.S.-based subsidiaries. The senior secured credit facilities contain a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, our wholly-owned subsidiary, and its restricted subsidiaries, to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; alter the business conducted; enter into agreements restricting our subsidiaries’ ability to pay dividends; and consolidate or merge.
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
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at December 31, 2016.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Term loans (1)	$10,750	$10,750	$10,750	$10,750	$10,750	$1,021,250	$1,075,000
Interest on long-term debt (2)	38,234	37,857	37,059	36,261	35,885	70,641	255,937
Operating leases	98,982	95,258	89,422	82,048	71,017	462,565	899,292
Total (3)	$147,966	$143,865	$137,231	$129,059	$117,652	$1,554,456	$2,230,229

(1)	Scheduled principal payments on our term loans.

(2)
Interest on the outstanding principal balance of long-term debt was calculated using the weighted average interest rate for the year ended December 31, 2016 of 3.9%, including commitment fees on the unused line of credit.

(3)	Borrowings on our $225.0 million revolving credit facility are not included in the table above, of which there were borrowings outstanding of $76.0 million at December 31, 2016.

Overdraft Facility
Our subsidiaries in the United Kingdom maintain an overdraft facility with a United Kingdom bank (“U.K. bank”) to support local short-term working capital requirements. The overdraft facility is repayable upon demand from the U.K. bank. The facility provides maximum borrowings of £0.3 million (approximately $0.4 million at December 31, 2016) and is secured by a cross guarantee by and among our subsidiaries in the United Kingdom and a right of offset against all accounts maintained by the subsidiaries at the lending bank. The overdraft facility bears interest at the U.K. bank’s base rate plus 2.15%. At December 31, 2016 and 2015, there were no amounts outstanding under the overdraft facility.
The Company has 25 letters of credit outstanding used to guarantee certain rent payments for up to $1.0 million. These letters of credit are guaranteed by cash deposits. No amounts have been drawn against these letters of credit.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. GAAP. Preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The accounting policies we believe are critical in the preparation of our consolidated financial statements relate to revenue recognition and goodwill and other intangibles. We have other significant accounting policies that are more fully described under the heading “Organization and Significant Accounting Policies” in Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Both our critical and significant policies are important to an understanding of the consolidated financial statements.
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
Goodwill and Intangible Assets—Goodwill is recorded when the consideration for an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. Our intangible assets principally consist of various customer relationships and trade names. Identified intangible assets that have determinable useful lives are valued separately from goodwill and are amortized over the estimated period during which we derive a benefit. Intangible assets related to customer relationships include relationships with employer clients and relationships with parents. Customer relationships with parents are amortized using an accelerated method over their useful lives. All other intangible assets are amortized on a straight line basis over their useful lives.
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
Goodwill and certain trade names are considered indefinite-lived assets. Our trade names identify us and differentiate us from competitors, and, therefore, competition does not limit the useful life of these assets. Additionally, we believe that our primary trade names will continue to generate sales for an indefinite period. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested annually for impairment or more frequently if there are indicators of impairment. Indefinite lived intangible assets are also subject to an annual evaluation to determine whether events and circumstances continue to support an indefinite useful life.
Goodwill impairment assessments are performed at the reporting unit level. The goodwill test involves a two-step process. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using the Company’s estimated discount rate. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value. In applying the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s services, regulatory developments, cost factors, and entity specific factors such as overall financial performance. If, after assessing these qualitative factors, the Company determines that it is not more likely than not that that the carrying value exceeds the estimated fair value, then performing the two-step impairment test is not necessary. We performed a qualitative assessment during the annual impairment review as of October 1, 2016 and concluded that it is more likely than not that the fair value of the Company’s reporting units continues to exceed their carrying amount. Therefore, the two-step goodwill impairment test was not necessary in 2016. No goodwill impairment losses were recorded in the years ended December 31, 2016, 2015, or 2014.
For certain trademarks that are included in our indefinite-lived intangible assets, we estimate the fair value first by estimating the total revenue attributable to each trademark and then by applying the royalty rate determined by an analysis of empirical, market-derived royalty rates for guideline intangible assets, consistent with the initial valuation of the intangibles, or 1% to 2%, and then comparing the estimated fair value of the trademarks with their carrying value. The forecasts of revenue and profitability growth for use in our long-range plan and the discount rate were the key assumptions in our intangible fair value analysis. We identified no impairments in the years ended December 31, 2016, 2015, and 2014.
Definite-lived intangible assets are reviewed for impairment when events or circumstances indicate that the carrying amount of the asset may not be recovered. Definite-lived intangible assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value and is charged to results of operations at that time. We identified no impairments in the years ended December 31, 2016, 2015 and 2014.
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
The assets and liabilities of our British, Irish, Dutch, Indian and Canadian subsidiaries, whose functional currencies are the British pound, Euro, Indian rupee and Canadian dollar, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, our consolidated earnings before taxes would have decreased by approximately $3.0 million for 2016.

Interest Rate Risk
Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our revolving credit facility and term loans. At December 31, 2016, we had borrowings outstanding of $76.0 million under our revolving credit facility, which were subject to a weighted average interest rate of 4.2% during the year then ended, and we had borrowings outstanding of $1.1 billion under our term loan facility, which were subject to a weighted average interest rate of 3.9% during the year then ended. Based on the borrowings outstanding under the senior secured credit facilities during 2016, we estimate that had the average interest rate on our borrowings increased by 100 basis points in 2016, our interest expense for the year would have increased by approximately $9.9 million. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Bright Horizons Family Solutions Inc.
Watertown, Massachusetts
We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bright Horizons Family Solutions Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 1, 2017

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$14,633	$11,539
Accounts receivable—net	97,212	97,295
Prepaid expenses and other current assets	42,554	43,879
Total current assets	154,399	152,713
Fixed assets—net	529,432	429,736
Goodwill	1,267,705	1,147,809
Other intangibles—net	374,566	389,331
Other assets	32,915	30,952
Total assets	$2,359,017	$2,150,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$9,550
Borrowings on revolving credit facility	76,000	24,000
Accounts payable and accrued expenses	125,400	114,776
Deferred revenue	146,692	137,283
Other current liabilities	28,738	19,734
Total current liabilities	387,580	305,343
Long-term debt—net	1,054,009	905,661
Deferred rent and related obligations	59,518	50,039
Other long-term liabilities	52,048	44,182
Deferred revenue	6,284	4,608
Deferred income taxes	111,711	113,100
Total liabilities	1,671,150	1,422,933
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 58,910,282 and 60,008,136 shares issued and outstanding at December 31, 2016 and 2015, respectively	59	60
Additional paid-in capital	899,076	983,398
Accumulated other comprehensive loss	(89,448)	(39,270)
Accumulated deficit	(121,820)	(216,580)
Total stockholders’ equity	687,867	727,608
Total liabilities and stockholders’ equity	$2,359,017	$2,150,541
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Years ended December 31,
	2016	2015	2014
Revenue	$1,569,841	$1,458,445	$1,352,999
Cost of services	1,178,994	1,100,690	1,039,397
Gross profit	390,847	357,755	313,602
Selling, general and administrative expenses	163,967	148,164	137,683
Amortization of intangible assets	29,642	27,989	28,999
Income from operations	197,238	181,602	146,920
Loss on extinguishment of debt	(11,117)	—	—
Interest income	81	163	103
Interest expense	(43,005)	(41,609)	(34,709)
Income before income taxes	143,197	140,156	112,314
Income tax expense	(48,437)	(46,229)	(40,279)
Net income	$94,760	$93,927	$72,035

Allocation of net income to common stockholders:
Common stock—basic	$93,919	$93,287	$71,755
Common stock—diluted	$93,938	$93,303	$71,761
Earnings per common share:
Common stock—basic	$1.59	$1.53	$1.09
Common stock—diluted	$1.55	$1.50	$1.07
Weighted average number of common shares outstanding:
Common stock—basic	59,229,069	60,835,574	65,612,572
Common stock—diluted	60,594,895	62,360,778	67,244,172
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years ended December 31,
	2016	2015	2014
Net income	$94,760	$93,927	$72,035
Other comprehensive loss:
Foreign currency translation adjustments	(50,178)	(17,583)	(23,103)
Total other comprehensive loss	(50,178)	(17,583)	(23,103)
Comprehensive income	$44,582	$76,344	$48,932
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid In Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at January 1, 2014	65,302,814	$65	$1,270,198	$—	$1,416	$(382,542)	$889,137
Stock-based compensation			7,922				7,922
Exercise of stock options	1,212,458	2	17,420				17,422
Excess tax benefits from stock option exercises			9,123				9,123
Purchase of treasury stock				(221,577)			(221,577)
Retirement of treasury stock	(4,980,470)	(5)	(221,572)	221,577			—
Translation adjustments					(23,103)		(23,103)
Net income						72,035	72,035
Balance at December 31, 2014	61,534,802	62	1,083,091	—	(21,687)	(310,507)	750,959
Stock-based compensation			9,200				9,200
Exercise of stock options	694,381	—	9,811				9,811
Excess tax benefits from stock option exercises			9,397				9,397
Purchase of treasury stock				(128,103)			(128,103)
Retirement of treasury stock	(2,221,047)	(2)	(128,101)	128,103			—
Translation adjustments					(17,583)		(17,583)
Net income						93,927	93,927
Balance at December 31, 2015	60,008,136	60	983,398	—	(39,270)	(216,580)	727,608
Stock-based compensation			11,646				11,646
Exercise of stock options	761,452	1	11,678				11,679
Excess tax benefits from stock option exercises			12,891				12,891
Options received in net share settlement of stock options exercises	(113,801)	—	(7,747)				(7,747)
Purchase of treasury stock				(112,792)			(112,792)
Retirement of treasury stock	(1,745,505)	(2)	(112,790)	112,792			—
Translation adjustments					(50,178)		(50,178)
Net income						94,760	94,760
Balance at December 31, 2016	58,910,282	$59	$899,076	$—	$(89,448)	$(121,820)	$687,867
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,760	$93,927	$72,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,284	78,666	77,447
Loss on extinguishment of debt	11,117	—	—
Amortization of original issue discount and deferred financing costs	3,474	3,583	3,052
Non-cash revenue and other	(49)	191	(149)
Impairment losses on long-lived assets	92	41	206
(Gain) loss on disposal of fixed assets	(143)	351	667
Stock-based compensation	11,646	9,200	7,922
Deferred income taxes	(12,121)	(758)	(13,376)
Deferred rent	2,562	2,736	3,092
Changes in assets and liabilities:
Accounts receivable	(78)	(13,340)	(4,604)
Prepaid expenses and other current assets	(7,289)	3,825	2,174
Income taxes	12,773	(12,073)	3,505
Accounts payable and accrued expenses	(6,858)	(6,448)	9,589
Deferred revenue	7,750	2,955	14,259
Accrued rent and related obligations	7,517	4,642	3,222
Other assets	(319)	(14,296)	(1,672)
Other current and long-term liabilities	3,179	16,854	(3,072)
Net cash provided by operating activities	213,297	170,056	174,297
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(75,334)	(77,785)	(66,194)
Proceeds from the disposal of fixed assets	1,234	50	385
Settlement of purchase price for prior year acquisitions	10	23	1,030
Payments for acquisitions—net of cash acquired	(228,747)	(77,642)	(13,222)
Net cash used in investing activities	(302,837)	(155,354)	(78,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt, net of issuance costs of $9.4 million in 2016 and $3.2 million in 2014	1,065,610	—	161,803
Extinguishment of long-term debt	(922,488)	—	—
Payments of contingent consideration for acquisitions	(915)	—	—
Payments for debt issuance costs	(1,002)	—	—
Borrowings under revolving credit facility	445,868	267,300	—
Payments under revolving credit facility	(393,868)	(243,300)	—
Principal payments of long-term debt	(7,163)	(9,550)	(7,900)
Taxes paid related to the net share settlement of stock options	(7,747)	—	—
Purchase of treasury stock	(112,792)	(128,103)	(221,577)
Proceeds from issuance of common stock upon exercise of options	11,679	9,811	17,422
Proceeds from issuance of restricted stock	3,682	3,864	4,709
Tax benefits from stock-based compensation	12,891	9,397	9,123
Net cash provided by (used in) financing activities	93,755	(90,581)	(36,420)
Effect of exchange rates on cash and cash equivalents	(1,121)	(468)	(1,575)
Net increase (decrease) in cash and cash equivalents	3,094	(76,347)	58,301
Cash and cash equivalents—beginning of period	11,539	87,886	29,585
Cash and cash equivalents—end of period	$14,633	$11,539	$87,886

	Years ended December 31,
	2016	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$37,090	$38,110	$32,473
Cash payments of income taxes	$34,670	$49,819	$41,713
NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$3,000	$2,000	$3,000

See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization—Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides workplace services for employers and families throughout the United States and the United Kingdom, and also in Puerto Rico, Canada, Ireland, the Netherlands, and India. Workplace services include center-based child care, education and enrichment programs, elementary school education, back-up dependent care (for children and elders), before and after school care, college preparation and admissions counseling, tuition reimbursement program management services, and other family support services.
The Company provides its center-based child care services under two general business models: a profit and loss (“P&L”) model, where the Company assumes the financial risk of operating a child care center; and a cost-plus model, where the Company is paid a fee by an employer client for managing a child care center on a cost-plus basis. The P&L model is further classified into two subcategories: (i) a sponsor model, where Bright Horizons provides child care and early education services on either an exclusive or priority enrollment basis for the employees of a specific employer sponsor; and (ii) a lease/consortium model, where the Company provides child care and early education services to the employees of multiple employers located within a specific real estate development (for example, an office building or office park), as well as to families in the surrounding community. In both the cost-plus and sponsor P&L models, the development of a new child care center, as well as ongoing maintenance and repair, is typically funded by an employer sponsor with whom the Company enters into a multi-year contractual relationship. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services for their employees. Under each model type, the Company retains responsibility for all aspects of operating the child care and early education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
The Company provides back-up dependent care services through its own centers and through our Back-Up Care Advantage (“BUCA”) program, which offers access to a contracted network of in-home care agencies and center-based providers in locations where the Company does not otherwise have centers with available capacity.
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
Stock Offerings—On January 30, 2013, the Company completed an initial public offering (the “Offering”) and issued a total of 11.6 million shares of common stock in exchange for $233.3 million, net of offering costs including $1.6 million expensed in 2012. The Company used the proceeds of the Offering, as well as certain amounts from a 2013 debt refinancing, to repay the principal and accumulated interest under its senior notes outstanding on January 30, 2013. The Company also authorized 25 million shares of undesignated preferred stock for issuance.
Subsequent to the Offering, certain of the Company's stockholders have sold a total of 39.5 million shares of the Company’s common stock in secondary offerings (“secondary offerings”), including 4.1 million, 9.7 million, and 15.9 million shares in the years ended December 31, 2016, 2015, and 2014, respectively. The Company did not receive proceeds from the sale of shares in the secondary offerings. The Company incurred $0.5 million, $0.6 million, and $1.0 million in the years ended December 31, 2016, 2015, and 2014, respectively, in offering costs related to the secondary offerings, which are included in selling, general and administrative expenses. The Company purchased 1.0 million, 2.1 million, and 4.5 million of the shares sold in the secondary offerings in 2016, 2015, and 2014, respectively, from investment funds affiliated with the Sponsor at the same price per share paid by the underwriter to the selling stockholders.
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
The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from those foreign subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of income. The net gains and losses recorded in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 were not significant.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, borrowings on the revolving credit facility, and long-term debt. The fair value of the Company’s financial instruments, other than long-term debt, approximates their carrying value.
The carrying value and estimated fair value of long-term debt as of December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016		December 31, 2015
Financial liabilities	Carrying value	Estimated Fair Value	Carrying value	Estimated Fair Value
Term loans	$1,075,000	$1,084,400	$929,650	$924,700
The estimated fair value of the Company's long-term debt is based on current bid prices for our long-term debt. As such, our long-term debt is classified as Level 1, as defined under U.S. GAAP.
Concentrations of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at December 31, 2016 and 2015.
Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities, when purchased, of three months or less to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts. There were no cash equivalent investments at December 31, 2016 and 2015.
The Company’s cash management system provides for the funding of the main bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks may be in excess of the cash balances at certain banks, creating book overdrafts. There were $11.0 million and $10.6 million in book overdrafts at December 31, 2016 and 2015, respectively, included in accounts payable on the consolidated balance sheet.
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
Activity in the allowance for doubtful accounts is as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Beginning balance	$1,556	$1,235	$1,173
Provision	839	1,322	551
Write offs and recoveries	(1,341)	(1,001)	(489)
Ending balance	$1,054	$1,556	$1,235
Fixed Assets—Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation or amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of income. Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements and replacements are capitalized. Depreciation is included in cost of services and selling, general and administrative expenses depending on the nature of the expenditure.
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
Goodwill and Intangible Assets—Goodwill is recorded when the consideration for an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. The Company’s intangible assets principally consist of various customer relationships and trade names. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested annually for impairment or more frequently if there are indicators of impairment. Indefinite lived intangible assets are also subject to an annual evaluation to determine whether events and circumstances continue to support an indefinite useful life.
Goodwill impairment assessments are performed at the reporting unit level. The goodwill test involves a two-step process. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using the Company’s estimated discount rate. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value. In applying the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s services, regulatory developments, cost factors, and entity specific factors such as overall financial performance. If, after assessing these qualitative factors, the Company determines that it is not more likely than not that that the carrying value exceeds the estimated fair value, then performing the two-step impairment test is not necessary. The Company performed a qualitative assessment during the annual impairment review as of October 1, 2016 and concluded that it is not more likely than not that the fair value of the Company’s reporting units are less than their carrying amount. Therefore, the two-step goodwill impairment test was not necessary in 2016. No goodwill impairment losses were recorded in the years ended December 31, 2016, 2015, or 2014.
We test certain trademarks that are included in our indefinite-lived intangible assets by comparing the fair value of the trademarks with their carrying value. We estimate the fair value first by estimating the total revenue attributable to the trademarks and then by applying a royalty rate determined by an analysis of empirical, market-derived royalty rates for guideline intangible assets, consistent with the initial valuation of the intangibles, and then comparing the estimated fair value of our trademarks with the carrying value. This approach takes into effect Level 3 and unobservable inputs. No impairment losses were recorded in the years ended December 31, 2016, 2015 or 2014 in relation to intangible assets.
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
Impairment of Long-Lived Assets—The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the carrying amount of the asset to the estimated undiscounted future cash flows over the asset’s remaining life. If the estimated cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying amount of the asset to its estimated fair value less any disposal costs. Fair value can be determined using discounted cash flows and quoted market prices based on Level 3 inputs. The Company recorded fixed asset impairment losses of less than $0.1 million in the years ended December 31, 2016 and 2015, and $0.2 million in the year ended December 31, 2014, which have been included in cost of services.
Other Long-Term Assets—Other long-term assets includes a cost basis investment of $2.1 million in a private company, which we review for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable.
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
Discount on Long-Term Debt—Original issue discounts on the Company’s debt are recorded as a reduction of long-term debt and are amortized over the life of the related debt instrument in accordance with the effective interest method. Amortization expense is included in interest expense in the consolidated statement of income.
Deferred Financing Costs—Deferred financing costs are recorded as a reduction of long-term debt and are amortized over the life of the related debt instrument in accordance with the effective interest method. Amortization of this expense is included in interest expense in the consolidated statement of income.
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
Earnings or Loss Per Share—Net earnings or loss per share is calculated using the two-class method, which is an earnings allocation formula that determines net income or loss per share for the holders of the Company’s common stock and unvested participating shares. Unvested participating shares are unvested share-based payment awards of restricted stock that participate in dividends with common stock. Net income available to stockholders is allocated on a pro rata basis to each share as if all of the earnings for the period had been distributed. Diluted net income or loss per share is calculated using the more dilutive of (1) the treasury stock method, or (2) the two-class method for all outstanding stock options.
New Accounting Pronouncements—In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax benefits or expenses on the income statement. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early adoption permitted. This update can be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered. The Company will adopt this ASU on its effective date. The adoption of this guidance will impact the Company's income tax expense, effective tax rate, and weighted average shares outstanding. However, the impact of this update on the Company's consolidated financial statements is dependent on the timing and volume of stock option exercises, which is not in the Company's control and is inherently difficult to predict. Had the Company adopted this ASU on January 1, 2016, tax benefits from stock option exercises of $12.9 million, currently recorded to additional paid in capital, would have decreased tax expense and increased net income, and weighted average diluted common shares would have increased under the new methodology. Additionally, tax benefits from stock option exercises would have been presented as cash flows from operating activities rather than as cash flows from investing activities as currently presented.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). This standard amends the existing guidance and requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by those leases with lease terms longer than twelve months. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company anticipates that the adoption of this standard will have a material impact on the Company's consolidated financial statements, as all long-term leases will be capitalized on the consolidated balance sheet.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for revenue recognition. The FASB has subsequently issued various ASUs which amend or clarify specific areas of the guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements, but does not currently anticipate it will have a material impact on the Company's consolidated results of operations.
2. ACQUISITIONS
As part of the Company’s growth strategy to expand through strategic and synergistic acquisitions, the Company has made the following acquisitions in the years ended December 31, 2016, 2015, and 2014. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.
2016 Acquisitions
Conchord Limited (“Asquith”)
On November 10, 2016, the Company acquired all of the outstanding shares of Conchord Limited, which operates Asquith Day Nurseries & Pre-Schools (“Asquith”), a group of 90 child care centers and programs throughout the United Kingdom, for cash consideration of $206.1 million, which was accounted for as a business combination. The purchase price was financed with available cash on hand, funds available under the Company’s revolving credit facility, and term loans. The Company incurred transaction costs of approximately $1.4 million for this transaction, which are included in selling, general and administrative expenses.
The purchase price for this acquisition has been allocated based on preliminary estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

At acquisition date As reported December 31, 2016
Cash	$5,210
Prepaid expenses and other assets	5,700
Fixed assets	96,868
Intangible assets	10,540
Goodwill	122,714
Total assets acquired	241,032
Accounts payable and accrued expenses	(18,696)
Deferred revenue and parent deposits	(5,394)
Deferred tax liabilities	(7,793)
Other long-term liabilities	(3,048)
Total liabilities assumed	(34,931)
Purchase price	$206,101
The Company acquired fixed assets of $96.9 million, including 39 properties. The Company recorded goodwill of $122.7 million, which will not be deductible for tax purposes. Goodwill related to this acquisition is reported within the full service center-based care segment. Intangible assets consist of $8.0 million of customer relationships that will be amortized over five years and $2.5 million of trademarks that will be amortized over six years.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 31, 2016, the purchase price allocation for Asquith remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed, primarily in relation to the valuation of properties, intangibles and leases, and the Company's assessment of tax related items.
The operating results for Asquith are included in the consolidated results of operations from the date of acquisition. The following table presents consolidated pro forma information as if the acquisition of Asquith had occurred on January 1, 2015 (in thousands):

	Pro forma (Unaudited)
	Years ended December 31,
	2016	2015
Revenue	$1,649,665	$1,548,560
Net income	$96,033	$89,404

The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased amortization expense related to the acquired intangible assets as well as financing costs. The pro forma results for the year ended December 31, 2015 include nonrecurring transaction costs that were incurred by the Company and the acquired business in relation to the acquisition, totaling $4.3 million, which were excluded from the pro forma results for the year ended December 31, 2016.
Asquith contributed total revenue of $11.3 million in the year ended December 31, 2016. The Company has determined that the presentation of net income, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.
Other 2016 Acquisitions
During the year ended December 31, 2016, the Company also acquired four centers in the United States and eight centers in the United Kingdom in four separate business acquisitions, which were each accounted for as business combinations. The centers were acquired for cash consideration of $18.0 million and contingent consideration of $1.1 million. The Company recorded goodwill of $16.8 million related to the full service center-based care segment, a portion of which will be deductible for tax purposes. Intangible assets of $3.4 million, consisting primarily of customer relationships that will be amortized over five years, and a working capital deficit of $1.6 million, including cash of $0.3 million, were also recorded in relation to these acquisitions.
During the year ended December 31, 2016, the Company acquired all of the outstanding shares of a provider of back-up care in the United States, which was accounted for as a business combination. The business was acquired for cash consideration of $10.4 million and contingent consideration of $3.8 million. The Company recorded goodwill of $9.2 million related to the back-up care segment, which will not be deductible for tax purposes. Intangible assets of $4.9 million, consisting primarily of the provider network that will be amortized over five years, technology of $2.6 million, and working capital of $0.4 million, including cash of $0.3 million, were also recorded in relation to this acquisition.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 31, 2016, the purchase price allocations for the 2016 acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the dates of acquisition, which were not material to the Company's financial results.
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
During the year ended December 31, 2015, the Company also acquired four additional centers in the United States and four additional centers in the United Kingdom, in six separate business acquisitions which were each accounted for as business combinations. The centers were acquired for cash consideration of $20.5 million and contingent consideration of $0.8 million, net of cash acquired of $0.3 million. The Contingent consideration of $0.8 million was paid during the year ended December 31, 2016. The company recorded goodwill of $18.5 million related to the full service center-based care segment, a portion of which will be deductible for tax purposes. Intangible assets of $2.7 million, consisting primarily of customer relationships that will be amortized over five years, were also recorded in relation to these acquisitions.
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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Balance at December 31, 2014	$913,043	$158,894	$23,801	$1,095,738
Additions from acquisitions	62,838	—	—	62,838
Adjustments to prior year acquisitions	(15)	—	—	(15)
Effect of foreign currency translation	(10,752)	—	—	(10,752)
Balance at December 31, 2015	965,114	158,894	23,801	1,147,809
Additions from acquisitions	139,539	9,214	—	148,753
Adjustments to prior year acquisitions	73	—	—	73
Effect of foreign currency translation	(28,930)	—	—	(28,930)
Balance at December 31, 2016	$1,075,796	$168,108	$23,801	$1,267,705
The Company also has intangible assets, which consist of the following at December 31, 2016 and 2015 (in thousands):

December 31, 2016:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$392,820	$(205,342)	$187,478
Trade names	7 years	8,283	(2,961)	5,322
Non-compete agreements	N/A	49	(49)	—
		401,152	(208,352)	192,800
Indefinite-lived intangibles:
Trade names	N/A	181,766	—	181,766
		$582,918	$(208,352)	$374,566

December 31, 2015:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	14 years	$410,205	$(207,257)	$202,948
Trade names	8 years	6,046	(2,748)	3,298
Non-compete agreements	5 years	53	(48)	5
		416,304	(210,053)	206,251
Indefinite-lived intangibles:
Trade names	N/A	183,080	—	183,080
		$599,384	$(210,053)	$389,331
The Company recorded amortization expense of $29.6 million, $28.0 million and $29.0 million in the years ended December 31, 2016, 2015, and 2014, respectively.

The Company estimates that it will record amortization expense related to intangible assets existing as of December 31, 2016 as follows over the next five years (in thousands):

Estimated amortization expense
2017	$30,749
2018	$28,107
2019	$26,380
2020	$25,719
2021	$24,514
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2016	2015
Prepaid rent and other occupancy costs	$13,932	$12,165
Prepaid income taxes	649	12,569
Prepaid workers compensation claims	4,609	5,385
Reimbursable costs	6,101	2,450
Prepaid insurance	3,134	2,097
Other prepaid expenses and current assets	14,129	9,213
	$42,554	$43,879
Under the terms of the Company’s workers compensation policy, the Company is required to make advances to its insurance carrier pertaining to estimated claims for all open plan years.
Other prepaid expenses and current assets include deposits of $3.1 million at December 31, 2016, for the acquisition of three full service center-based care centers in 2017. There were no acquisition related deposits at December 31, 2015.
5. FIXED ASSETS
Fixed assets consist of the following (dollars in thousands):

	Estimated useful lives	December 31,
		2016	2015
	(Years)
Buildings	20 – 40	$174,168	$140,177
Furniture, equipment and software	3 – 10	178,872	159,433
Leasehold improvements	Shorter of the lease term or the estimated useful life	365,707	318,852
Land	—	92,666	53,050
Total fixed assets		811,413	671,512
Accumulated depreciation		(281,981)	(241,776)
Fixed assets, net		$529,432	$429,736
Fixed assets include construction in progress of $26.4 million and $17.8 million at December 31, 2016 and 2015, respectively, which was primarily comprised of leasehold improvements. The Company acquired a total of $96.9 million in fixed assets in its acquisition of Asquith in November 2016 resulting in the increase in fixed assets from the prior year. The Company recorded depreciation expense of $55.6 million, $50.7 million and $48.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Accounts payable	$26,171	$26,944
Accrued payroll and employee benefits	59,258	46,705
Accrued insurance	5,718	6,819
Accrued occupancy costs	3,102	3,541
Accrued professional fees	2,376	2,575
Accrued interest	2,985	869
Other accrued expenses	25,790	27,323
	$125,400	$114,776
7. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Customer amounts on deposit	$14,688	$12,395
Deferred rent and other occupancy costs	4,796	4,214
Income taxes payable	3,081	1,916
Liability for unvested restricted stock	4,733	—
Other liabilities	1,440	1,209
	$28,738	$19,734
8. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Liabilities for workers compensation claims	$16,572	$18,363
Customer amounts on deposit	14,353	12,071
Liability for unvested restricted stock	7,546	8,573
Deferred compensation	2,793	1,172
Liability for uncertain tax positions	1,096	545
Asset retirement obligations	3,733	2,064
Other liabilities	5,955	1,394
	$52,048	$44,182
9. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
On November 7, 2016, the Company modified its existing senior secured credit facilities by entering into an incremental and amendment and restatement agreement, which amended and restated the credit agreement and refinanced all of its outstanding term loans into a new seven year term loan facility. As of December 31, 2016, the Company's $1.3 billion senior secured credit facilities consisted of $1.1 billion in secured term loans and a $225.0 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023. Prior to the November 2016 debt refinancing, the Company's senior secured credit facilities consisted of $955.0 million in secured term loans and a $225.0 million revolving credit facility.

Outstanding term loan borrowings were as follows at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Term loans	$1,075,000	$929,650
Deferred financing costs and original issue discount	(10,241)	(14,439)
Total debt	1,064,759	915,211
Less current maturities	10,750	9,550
Long-term debt	$1,054,009	$905,661
On January 26, 2016, the Company amended its then existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million, to extend the maturity date on the revolving credit facility (the “Revolver”) from January 30, 2018 to July 31, 2019, and to modify the interest rate applicable to borrowings. The terms, interest rate, and availability of the Revolver were not modified in the November 2016 debt refinancing. At December 31, 2016, there were borrowings outstanding of $76.0 million, with $149.0 million of the Revolver available for borrowings, and at December 31, 2015, there were borrowings outstanding of $24.0 million, with $76.0 million of the Revolver available for borrowings.
All borrowings under the credit agreement are subject to variable interest rates. Borrowings under the term loan facility bear interest at a rate per annum ranging from 1.5% to 1.75% over the Base Rate or 2.5% to 2.75% over the Eurocurrency Rate (each as defined in the credit agreement). The Base Rate is subject to an interest rate floor of 1.75% and the Eurocurrency Rate is subject to an interest rate floor of 0.75%, but only with respect to the term loan facility. Prior to the November 2016 debt refinancing, borrowings under the term loan facility bore interest at a rate per annum ranging from 1.75% to 2.5% over the Base Rate or 2.75% to 3.5% over the Eurocurrency Rate (each as defined in the agreement). The Base Rate was subject to an interest rate floor of 2.0% and the Eurocurrency Rate was subject to an interest rate floor of 1.0%, but only with respect to the term loan facility. Borrowings under the Revolver bear interest at a rate per annum ranging from 1.25% to 1.75% over the Base Rate, or 2.25% to 2.75% over the Eurocurrency Rate. As of December 31, 2015, borrowings under the Revolver bore interest at a rate per annum equal to 1.75% over the Base Rate or 2.75% over the Eurocurrency Rate.
The effective interest rate for the term loans was 3.5%, 4.1%, and 3.8% at December 31, 2016, 2015, and 2014, respectively, and the weighted average interest rate for the years ended December 31, 2016, 2015, and 2014 was 3.9%, 4.1%, and 3.9%, respectively. The effective interest rate for the revolving credit facility was 5.5%, 5.25%, and 5.0% at December 31, 2016, 2015, and 2014, respectively, and the weighted average interest rate was 4.2%, 3.8%, and 5.0%, respectively, for the years ended December 31, 2016 and 2015, and 2014, respectively.
All obligations under the senior secured credit facilities are secured by substantially all the assets of the Company’s U.S.-based subsidiaries. The senior secured credit facilities contains a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, our wholly-owned subsidiary, and its restricted subsidiaries, to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; alter the business conducted; enter into agreements restricting our subsidiaries’ ability to pay dividends; and consolidate or merge.
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
The Company incurred financing fees of $6.7 million and original issue discount costs of $2.7 million in connection with the November 2016 debt refinancing. These fees are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. A loss on the extinguishment of debt of $11.1 million was recorded in the year ended December 31, 2016, related to the write off of unamortized original issue cost and deferred financing fees in connection with the November 2016 debt refinancing. Amortization expense of deferred financing costs was $2.2 million, $2.2 million, and $1.9 million in the years ended December 31, 2016, 2015, and 2014, respectively. Amortization expense of original issuance discount costs was $1.3 million, $1.4 million, and $1.1 million in the years ended December 31, 2016, 2015, and 2014, respectively.

10. INCOME TAXES
Income before income taxes consists of the following (in thousands):

	Years ended December 31,
	2016	2015	2014
United States	$132,846	$134,611	$110,585
Foreign	10,351	5,545	1,729
Total	$143,197	$140,156	$112,314
Income tax expense consists of the following (in thousands):

	Years ended December 31,
	2016	2015	2014
Current tax expense (benefit)
Federal	$42,691	$29,236	$45,628
State	10,752	8,723	8,753
Foreign	7,115	9,028	(726)
	60,558	46,987	53,655
Deferred tax (benefit) expense
Federal	(6,463)	(11,014)	(10,497)
State	(2,069)	6,776	(948)
Foreign	(3,589)	3,480	(1,931)
	(12,121)	(758)	(13,376)
Income tax expense	$48,437	$46,229	$40,279
The following is a reconciliation of the U.S. Federal statutory rate to the effective rate on pretax income (in thousands):

	Years ended December 31,
	2016	2015	2014
Federal tax expense computed at statutory rate	$50,119	$49,055	$39,310
State tax expense, net of federal tax	6,374	5,849	5,121
Valuation allowance, net	(107)	(185)	245
Intercompany interest	(6,953)	(6,919)	—
Permanent differences and other, net	(389)	(901)	277
Change in tax rate	(96)	319	(134)
Change to uncertain tax positions, net	432	(333)	(1,523)
Foreign rate differential	(943)	(656)	(3,017)
Income tax expense	$48,437	$46,229	$40,279

Significant components of the Company’s net deferred tax liability are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Reserve on assets	$342	$566
Net operating loss and credit carryforwards	1,347	1,281
Liabilities not yet deductible	39,401	33,438
Deferred revenue	3,370	2,418
Stock-based compensation	13,855	12,277
Depreciation	118	53
Other	1,620	934
	60,053	50,967
Valuation allowance	(1,028)	(1,111)
Total deferred tax assets	59,025	49,856
Deferred tax liabilities:
Intangible assets	(143,806)	(144,402)
Depreciation	(26,930)	(18,554)
Total deferred tax liabilities	(170,736)	(162,956)
Net deferred tax liability	$(111,711)	$(113,100)
During 2016, the overall deferred tax liability decreased slightly, primarily due to the book to tax difference in the treatment of amortization of intangible assets, depreciation and stock-based compensation.
The Company has foreign net operating losses of $8.2 million and has recorded an associated deferred tax asset totaling $1.3 million. Deferred tax assets associated with federal and state net operating losses total $0.1 million. The net operating losses in certain foreign jurisdictions will begin to expire in 2024, while others can be carried forward indefinitely. The net operating losses in the United States have expiration dates through 2028. In jurisdictions in which the Company has not had a history of profitability, the Company has recorded a valuation allowance of $1.0 million associated with foreign net deferred tax assets. During 2016, the valuation allowance decreased $0.1 million.
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability of approximately $3.9 million related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $31.2 million of cumulative undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate the foreign earnings, the income tax provision would need to be adjusted in the period it is determined that the earnings will no longer be indefinitely invested outside the United States.
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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Beginning balance	$706	$713	$2,034
Additions for tax positions of prior years	—	353	—
Additions for tax positions of current year	443	353	—
Settlements	—	(50)	—
Reductions for tax positions of prior years	(27)	—	(490)
Lapses of statutes of limitations	—	(663)	(831)
Effect of foreign currency adjustments	(26)	—	—
Ending balance	$1,096	$706	$713
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s current provision for income tax expense for the years ended December 31, 2016 and 2015 included no interest and penalties. There was no liability for total interest and penalties at December 31, 2016 and 2015. During 2016, the Company recorded an unrecognized tax benefit for a foreign subsidiary's tax position. Reductions also were recorded due to the reduction for tax positions of prior years.
The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is $1.1 million. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, or if applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.1 million.
The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for Federal income tax returns is three years. The Company’s filings for 2013 through 2015 are subject to audit based upon the Federal statute of limitations.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There were no significant settlements of state audits during the year. As of December 31, 2016, there were no income tax audits in process and the tax years from 2011 to 2015 are subject to audit.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Canada, Ireland, and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to seven years.
11. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Preferred Stock
The Company authorized 25 million shares of undesignated preferred stock in 2013 for issuance, of which none have been issued. The Company’s board of directors has the authority, without further action by stockholders, to issue up to 25 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of December 31, 2016 and 2015, no shares of preferred stock were outstanding.
Treasury Stock
On August 2, 2016, the board of directors of the Company authorized a share repurchase program of up to $300.0 million of the Company’s outstanding common stock, effective August 5, 2016. The share repurchase program, which has no expiration date, replaces the prior 2015 authorization, of which $26.3 million remained available at the date the program was replaced. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the year ended December 31, 2016, the Company repurchased 1.7 million shares for $112.8 million, including a total of 1.0 million shares that were purchased from investment funds affiliated with the Sponsor in secondary offerings. At December 31, 2016, $282.8 million remained outstanding under the repurchase program.

On February 4, 2015, the board of directors of the Company authorized a share repurchase program of up to $250.0 million of its common stock. During the year ended December 31, 2015, the Company repurchased 2.2 million shares for $128.1 million, including a total of 2.1 million shares that were purchased from investment funds affiliated with the Sponsor in secondary offerings.
On March 28, 2014, the board of directors of the Company authorized the repurchase of up to $225.0 million of its common stock. Under this authorization, the Company repurchased a total of 5.0 million shares for $221.6 million in the year ended December 31, 2014, including 4.5 million shares that were purchased from investment funds affiliated with the Sponsor in secondary offerings.
Equity Incentive Plan
The Company has the 2012 Omnibus Long-Term Incentive Plan (the “Plan”), which became effective on January 24, 2013, and allows for the issuance of equity awards of up to 5 million shares of common stock. As of December 31, 2016, there were approximately 2.3 million shares of common stock available for grant. Stock options granted under the Plan are subject to a service condition and expire in seven years from date of grant or termination of the holder’s employment with the Company, unless such termination was due to death, disability or retirement, unless otherwise determined by the administrator of the Plan. The majority of the options have a requisite service period of five years, with 60% of the options vesting on the third anniversary of the date of grant and 20% vesting on each of the fourth and fifth anniversaries.
The Company also had an incentive compensation plan (the “2008 Equity Incentive Plan”) which, as amended in March 2012, was authorized to issue 150,000 shares of Class L common stock and 1.5 million shares of Class A common stock. No additional options will be granted under the 2008 Equity Incentive Plan. However, all outstanding options continue to be governed by their existing terms.
Stock-Based Compensation
The Company recognized the impact of stock-based compensation in its consolidated statements of income for the years ended December 31, 2016, 2015, and 2014 and did not capitalize any amounts on the consolidated balance sheets. In the years ended December 31, 2016, 2015, and 2014 the Company recorded stock-based compensation expense of $11.6 million, $9.2 million, and $7.9 million, respectively, of which $11.0 million, $8.7 million, and $7.3 million were recorded in selling, general and administrative expenses, respectively, and $0.6 million, $0.5 million, and $0.6 million in cost of services, respectively, in the consolidated statements of income in relation to all awards granted under the equity incentive plans. Stock-based compensation expense generated an income tax benefit of $4.6 million, $3.7 million, and $3.2 million in the years ended December 31, 2016, 2015, and 2014, respectively.
There were no share-based liabilities paid during the period. As of December 31, 2016, there was $14.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over the remaining requisite service period. The weighted average remaining requisite service period was approximately two years at December 31, 2016.
Stock Options
The fair value of each stock option of common stock granted was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years ended December 31,
	2016	2015	2014
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	30.0%	30.0%	30.0%
Risk free interest rate	1.4%	1.5%	1.8%
Expected life of options (years)	5.3	5.3	5.3
Weighted average fair value per share of options granted during the period	$19.35	$15.37	$11.36
The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its initial public offering in January 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility is based upon the historical volatility of the stock price over the expected life of the options of the Company and that of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the years ended December 31, 2016, 2015, and 2014, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.
The table below reflects stock option activity under the Company’s equity plan for the year ended December 31, 2016.

	Weighted Average Remaining Contractual Life in Years
		Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2016	4.9	3,818,578	$24.68
Granted		559,025	65.05
Exercised		(761,452)	15.34
Forfeited		(132,274)	47.12
Outstanding at December 31, 2016	4.5	3,483,877	$32.34	$131.3
Exercisable at December 31, 2016	3.8	1,582,711	$16.12	$85.3
Vested and expected to vest at December 31, 2016	4.4	3,348,894	$31.43	$129.2
The fair value (pre-tax) of options that vested during the years ended December 31, 2016, 2015, and 2014 were $5.1 million, $2.3 million, and $3.9 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 were $39.4 million, $28.9 million, and $32.3 million, respectively.
Cash received by the Company from the exercise of stock options for the years ended December 31, 2016, 2015, and 2014 was $11.7 million, $9.8 million, and $17.4 million, respectively. Income tax benefits realized from the exercise of stock options in the years ended December 31, 2016, 2015, and 2014 were $15.8 million, $11.6 million, and $12.9 million, respectively, inclusive of the excess tax benefits realized of $12.9 million, $9.4 million, and $9.1 million in the years ended December 31, 2016, 2015, and 2014, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock awards are granted to certain senior managers at the discretion of the board of directors as allowed under the Plan. Restricted stock awards typically vest on the earliest of the third anniversary of the grant date, a change of control of the Company, or the termination of employment by reason of death or disability, and are accounted for as nonvested stock. Restricted stock is sold for a price equal to 50% of the fair value of the stock at the date of grant. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. The unvested shares of restricted stock participate equally in dividends with common stock. Restricted stock is considered legally issued at the date of grant but is not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. All outstanding shares of restricted stock are expected to vest. Cash proceeds from the issuance of restricted stock for the years ended December 31, 2016, 2015, and 2014 were $3.7 million, $3.9 million, and $4.7 million, respectively.
Stock-based compensation expense for restricted stock awards is calculated based on the fair value of the award on the date of grant, which is recognized on a straight line basis over the requisite service period. The Company's stock-based compensation expense recorded in selling, general and administrative expenses in the consolidated statements of income for the years ended December 31, 2016, 2015, and 2014 included $4.1 million, $2.9 million, and $1.6 million, respectively, for restricted stock awards. As of December 31, 2016, total unrecognized compensation expense included $3.6 million related to unvested restricted stock, which is expected to be recognized over the weighted average remaining requisite service period of approximately two years.
The table below reflects restricted stock activity under the Company’s equity plan for the year ended December 31, 2016.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Nonvested restricted stock shares at January 1, 2016	422,725	$20.28	$19.7
Granted	116,070	31.72
Vested	—	—
Forfeited	—	—
Nonvested restricted stock shares at December 31, 2016	538,795	$22.75	$25.5
Restricted stock units are awarded to members of the board of directors as allowed under the Plan. The awards allow for the issuance of a share of the Company's common stock for each vested unit upon the earliest of termination of service as a member of the board of directors or five years after the date of the award. During the year ended December 31, 2016, 11,000 restricted stock units were awarded at a weighted average fair value of $65.75. At December 31, 2016, there were 26,066 restricted stock units outstanding, with an intrinsic value of $1.8 million, which vested upon award.
12. EARNINGS PER SHARE
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
The Company's unvested stock-based payment awards include unvested shares awarded as restricted stock awards at the discretion of the Company’s board of directors. The restricted stock awards generally vest at the end of three years. The unvested shares participate equally in dividends. See Note 11 for a discussion of the current year unvested stock awards and issuances.
Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method (in thousands, except share and per share amounts):

	Years ended December 31,
	2016	2015	2014
Basic earnings per share:
Net income	$94,760	$93,927	$72,035
Allocation of net income to common stockholders:
Common stock	$93,919	$93,287	$71,755
Unvested participating shares	841	640	280
	$94,760	$93,927	$72,035
Weighted average number of common shares:
Common stock	59,229,069	60,835,574	65,612,572
Unvested participating shares	531,364	417,285	255,920
Earnings per common share:
Common stock	$1.59	$1.53	$1.09
Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

	Years ended December 31,
	2016	2015	2014
Diluted earnings per share:
Earnings allocated to common stock	$93,919	$93,287	$71,755
Plus earnings allocated to unvested participating shares	841	640	280
Less adjusted earnings allocated to unvested participating shares	(822)	(624)	(274)
Earnings allocated to common stock	$93,938	$93,303	$71,761
Weighted average number of common shares:
Common stock	59,229,069	60,835,574	65,612,572
Effect of dilutive securities	1,365,826	1,525,204	1,631,600
	60,594,895	62,360,778	67,244,172
Earnings per common share:
Common stock	$1.55	$1.50	$1.07

Options outstanding to purchase 0.5 million, 0.2 million and 0.7 million shares of common stock were excluded from diluted earnings per share for the years ended December 31, 2016, 2015, and 2014, respectively, since their effect was anti-dilutive, which may be dilutive in the future.
13. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases various office equipment, child care and early education center facilities and office space under non-cancelable operating leases. Most of the leases expire within 10 and 15 years and many contain renewal options for various periods. Rent expense for the years ended December 31, 2016, 2015, and 2014 totaled $103.1 million, $97.3 million and $88.7 million, respectively.
Future minimum payments under non-cancelable operating leases as of December 31, 2016 are as follows for the years ending December 31 (in thousands):

2017	$98,982
2018	95,258
2019	89,422
2020	82,048
2021	71,017
Thereafter	462,565
Total future minimum lease payments	$899,292
Long-Term Debt
Future minimum payments of long-term debt are as follows for the years ending December 31 (in thousands):

2017	$10,750
2018	10,750
2019	10,750
2020	10,750
2021	10,750
Thereafter	1,021,250
Total future principal payments	$1,075,000
Overdraft Facilities
The Company’s subsidiaries in the United Kingdom maintain an overdraft facility with a U.K. bank to support local short-term working capital requirements. The overdraft facility is repayable upon demand from the U.K. bank. The facility provides maximum borrowings of £0.3 million (approximately $0.4 million at December 31, 2016) and is secured by a cross guarantee by and among the Company’s subsidiaries in the United Kingdom and a right of offset against all accounts maintained by the subsidiaries at the lending bank. The overdraft facility bears interest at the U.K. bank’s base rate plus 2.15%. At December 31, 2016 and 2015, there were no amounts outstanding under the overdraft facility.
Letters of Credit
The Company has 25 letters of credit outstanding used to guarantee certain rent payments for up to $1.0 million. These letters of credit are guaranteed by cash deposits. No amounts have been drawn against these letters of credit.
Litigation
The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such pending legal matters will not have a material effect on the Company’s financial condition, results of operations or cash flows, although we cannot predict the ultimate outcome of any such actions.
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
14. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees. To be eligible for the 401(k) Plan, an employee must be at least 20.5 years of age and have completed their eligibility period of 60 days and 160 hours of service from date of hire. If they do not meet the 160 hours of service requirement, they may be eligible at 12 months provided they have reached 1,000 hours of service from date of hire. The 401(k) Plan is funded by elective employee contributions of up to 50% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. Expense under the plan, consisting of Company contributions and plan administrative expenses paid by the Company, totaled approximately $2.7 million, $2.5 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company maintains a Nonqualified Deferred Compensation Plan (the “NQDC Plan”) for all eligible employees. Eligible employees are employees who have capped contribution levels in our existing 401(k) Plan due to the thresholds dictated by the IRS definition of “highly compensated” employees, as well as other employees at the discretion of the Bright Horizons Family Solutions Nonqualified Deferred Compensation Plan Committee.  The NQDC Plan is funded by elective employee contributions of up to 50% of their compensation. Under the NQDC Plan, the Company matches 25% of employee contributions for each participant up to $2,500. The Company records an asset and a corresponding liability on the consolidated balance sheet for the deferred compensation plan that were $2.7 million and $2.8 million at December 31, 2016, respectively. The deferred compensation plan asset and liability were $1.1 million and $1.2 million at December 31, 2015, respectively.
15. SEGMENT AND GEOGRAPHIC INFORMATION
Bright Horizons work/life services are comprised of full service center-based child care, back-up dependent care, and other educational advisory services. Full service center-based care includes the traditional center-based child care, preschool, and elementary education, which have similar operating characteristics and meet the criteria for aggregation. Full service center-based care derives its revenues primarily from contractual arrangements with corporate clients and from tuition. The Company’s back-up dependent care services consist of center-based back-up child care, in-home care, mildly ill care, and adult/elder care. The Company’s other educational advisory services consist of college preparation and admissions counseling, tuition reimbursement program management, and related consulting services, which have similar operating characteristics and meet the criteria for aggregation. The Company and its chief operating decision makers evaluate performance based on revenues and income from operations.
The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Year ended December 31, 2016
Revenue	$1,321,699	$200,106	$48,036	$1,569,841
Amortization of intangible assets	27,862	1,204	576	29,642
Income from operations (1)	129,693	57,620	9,925	197,238
Year ended December 31, 2015
Revenue	$1,236,762	$181,574	$40,109	$1,458,445
Amortization of intangible assets	26,690	725	574	27,989
Income from operations (2)	115,149	56,891	9,562	181,602
Year ended December 31, 2014
Revenue	$1,156,661	$162,886	$33,452	$1,352,999
Amortization of intangible assets	27,696	725	578	28,999
Income from operations (3)	92,229	49,317	5,374	146,920

(1)
For the year ended December 31, 2016, income from operations includes of $2.5 million of costs associated with secondary offerings of common shares, completed acquisitions, and the amendments to the credit agreement completed in January and November 2016, all of which are allocated to full service center-based care.

(2)
For the year ended December 31, 2015, income from operations includes $0.9 million of costs associated with secondary offerings of common shares and completed acquisitions, all of which are allocated to full service center-based care.

(3)
For the year ended December 31, 2014, income from operations includes $2.7 million of costs associated with secondary offerings of common shares and the amendment to the credit agreement completed in November 2014 ($2.4 million to full service center-based care and $0.3 million to back-up dependent care).

Revenue and long-lived assets by geographic region are as follows (in thousands):

	Years ended December 31,
Revenue	2016	2015	2014
North America	$1,277,165	$1,182,629	$1,074,951
Europe and other	292,676	275,816	278,048
Total revenue	$1,569,841	$1,458,445	$1,352,999

	December 31,
Long-lived assets	2016	2015	2014
North America	$322,267	$308,469	$277,971
Europe and other	207,165	121,267	120,976
Total long-lived assets	$529,432	$429,736	$398,947
The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “Europe and other” includes the Company’s United Kingdom, Netherlands, Ireland, and India operations. Revenues in the United States were $1.3 billion in 2016, $1.2 billion in 2015, and $1.1 billion in 2014. Revenues in the United Kingdom were $248.2 million in 2016, $238.5 million in 2015, and $239.6 million in 2014. Long-lived assets were $320.5 million, $306.6 million, and $275.7 million at December 31, 2016, 2015, and 2014 respectively, in the United States, and $193.9 million, $107.8 million, and $104.0 million at December 31, 2016, 2015, and 2014 respectively, in the United Kingdom. Revenue and long-lived assets associated with other countries were not material.
16. TRANSACTIONS WITH RELATED PARTIES
Certain of the Company's stockholders affiliated with the Sponsor sold shares of the Company’s common stock in secondary offerings totaling 4.1 million, 9.7 million, and 15.9 million shares in the years ended December 31, 2016, 2015, and 2014, respectively.
The Company purchased 1.0 million, 2.1 million, and 4.5 million of the shares sold in the secondary offerings in 2016, 2015, and 2014, respectively, from investment funds affiliated with the Sponsor at the same price per share paid by the underwriter to the selling stockholders.
As of December 31, 2016, investment funds affiliated with the Sponsor hold approximately 21.0% of the Company’s common stock. Three members of the Company's board of directors are affiliated with the Sponsor.
17. QUARTERLY RESULTS (UNAUDITED)
In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of the results of any future quarter.

Selected quarterly financial information follows for the years ended December 31, 2016 and 2015 (in thousands, except share and per share amounts):

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$385,322	$402,053	$383,929	$398,537
Gross profit	95,776	104,383	91,472	99,216
Income from operations	48,597	56,578	44,715	47,348
Net income	24,727	30,403	22,510	17,120
Allocation of net income to common stockholders:
Common stock—basic	24,517	30,131	22,306	16,965
Common stock—diluted	24,522	30,137	22,311	16,968
Earnings per share:
Common stock—basic	$0.41	$0.51	$0.38	$0.29
Common stock—diluted	$0.40	$0.50	$0.37	$0.28

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$350,440	$370,465	$365,944	$371,596
Gross profit	86,608	95,860	85,384	89,903
Income from operations	42,841	52,138	41,741	44,882
Net income	22,532	26,919	20,558	23,918
Allocation of net income to common stockholders:
Common stock—basic	22,386	26,735	20,415	23,751
Common stock—diluted	22,390	26,739	20,419	23,755
Earnings per common share:
Common stock—basic	$0.36	$0.44	$0.34	$0.40
Common stock—diluted	$0.35	$0.43	$0.33	$0.39

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
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, such disclosure controls and procedures were effective.
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
Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Consistent with published SEC guidance, management excluded from its assessment of internal control over financial reporting Conchord Limited, which was acquired on November 10, 2016, whose assets and revenue constituted 10.2% and 0.7%, respectively, of the consolidated financial statements as of and for the year ended December 31, 2016.
Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Attestation Report of the Independent Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which follows below.

Changes in Internal Control Over Financial Reporting
In the course of completing our assessment of internal control over financial reporting as of December 31, 2014, management identified a material weakness in internal control over financial reporting related to information technology (“IT”) general controls, which had not been remediated as of December 31, 2015. In our assessment, management identified a number of deficiencies related to the design and operating effectiveness of IT general controls for information systems that comprise part of the Company’s system of internal control over financial reporting and are relevant to the preparation of our consolidated financial statements (such information technology systems are referred to as the “affected IT systems”). These deficiencies involved user access controls and program change management controls that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel, and that changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. Over the course of 2015 and 2016, the Company implemented a number of remediation efforts to address the material weakness and to improve and strengthen our internal controls including the following:

•
Improved the design, operation and monitoring of control activities and procedures associated with user and administrator access to the affected IT systems, including both preventive and detective control activities.

•
Implemented appropriate program change management control activities, including the installation of third party utility tools, to track access, authorizations and history of changes across the affected IT systems.

•	Hired additional information technology personnel and expanded the resources in the functional areas that support and monitor our IT systems and the information generated therefrom.

•
Implemented expanded training focused on the design and function of our control procedures, and employed dedicated compliance personnel to drive the design, maintenance and optimization of our control framework, including monitoring activities.

•
Implemented business process controls that directly mitigate the risks related to the electronic data and financial reports generated from the affected IT systems and used in the performance of underlying business process controls while remediation was in progress to address the IT general controls deficiencies.

During the fourth quarter of 2016, we completed our testing of internal controls over financial reporting and determined that controls and procedures over the affected IT systems were operating effectively. Management has therefore concluded that the previously reported material weakness in internal controls over financial reporting related to IT general controls in the areas of user access and program change management for the affected IT systems had been remediated as of December 31, 2016.
Except as described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Bright Horizons Family Solutions Inc.
Watertown, Massachusetts
We have audited the internal control over financial reporting of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Conchord Limited, which was acquired on November 10, 2016, and whose financial statements constitute 10.2% of consolidated operating assets and 0.7% of consolidated revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Conchord Limited. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Bright Horizons Family Solutions Inc. and subsidiaries as of and for the year ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 1, 2017

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” The remaining information required by this Item 10 will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2016 (the “Definitive Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation
Except for information regarding securities authorized under our equity compensation plans as set forth in Part II, Item 5 of this Annual Report on Form 10-K under the caption “Equity Compensation Plans,” the information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.
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
3.1
Form of Second Restated Certificate of Incorporation of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

3.2
Form of Amended and Restated Bylaws of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

4.1
Form of Amended and Restated Registration Rights Agreement among Bright Horizons Family Solutions Inc. and certain stockholders of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

10.1†
Bright Horizons Family Solutions Inc. (f/k/a Bright Horizons Solutions Corp.) 2008 Equity Incentive Plan amended (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.2†
Amendment to Bright Horizons Family Solutions Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(1) to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed on January 14, 2013)

10.3 (1)*
Incremental and Amendment and Restatement Agreement, dated as of November 7, 2016, among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and the Incremental Term Lenders as parties thereto

10.3 (2)*
Credit Agreement, as amended and restated on November 7, 2016, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., JPMorgan Chase Bank, N.A., the Lenders and other parties thereto, as previously named

10.4†
Form of Non-Statutory Time-Based Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.5†
Form of Non-Statutory Performance-Based Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.6†
Form of Non-Statutory Continuation Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.7†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Stephen I. Dreier (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-188903, filed May 29, 2013)

10.8†
Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(1) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

10.9†
Form of Non-Statutory Stock Option Agreement (Employees) under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(2) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

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

10.13†*	Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Mandy Berman
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

10.17†*	Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Mary Lou Burke
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
Agreement for the Sale and Purchase of the Entire Issued Share Capital of Conchord Limited, dated as of November 8, 2016, among Kaupthing ehf, BHFS Two Limited, Bright Horizons Family Solutions LLC and the persons listed therein (1)

10.23*	Management Warranty Deed, dated as of November 8, 2016, among the persons listed therein and BHFS Two Limited (1)
10.24*	Debt Assignment Agreement of Facilities Agreement, dated November 10, 2016, among Kaupthing ehf, Chestnutbay Acquisitionco Limited and BHFS Two Limited (1)
10.25†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015)
10.26†	Form of Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015)
10.27†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Stephen Kramer (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015)

10.28†
Bright Horizons Family Solutions Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015)

21.1*	Subsidiaries of Bright Horizons Family Solutions Inc.
23.1*	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP
31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer
31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer
32.1**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer
32.2**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Financial Officer
101.INS*	XBRL Instance Document

Exhibit Number	Exhibit Title
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits filed herewith
**	Exhibits furnished herewith
†	Management contract or compensatory plan
(1)
Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 1, 2017

Bright Horizons Family Solutions Inc.

By:	/s/ David Lissy
Name:	David Lissy
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lissy	Director, Chief Executive Officer (Principal Executive Officer)	March 1, 2017
David Lissy

/s/ Elizabeth Boland	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017
Elizabeth Boland

/s/ Linda Mason	Director, Chair of the Board	March 1, 2017
Linda Mason

/s/ Lawrence Alleva	Director	March 1, 2017
Lawrence Alleva

/s/ Joshua Bekenstein	Director	March 1, 2017
Joshua Bekenstein

/s/ Roger Brown	Director	March 1, 2017
Roger Brown

/s/ E. Townes Duncan	Director	March 1, 2017
E. Townes Duncan

/s/ Jordan Hitch	Director	March 1, 2017
Jordan Hitch

/s/ David Humphrey	Director	March 1, 2017
David Humphrey

/s/ Marguerite Kondracke	Director	March 1, 2017
Marguerite Kondracke

/s/ Sara Lawrence-Lightfoot	Director	March 1, 2017
Sara Lawrence-Lightfoot

/s/ Cathy E. Minehan	Director	March 1, 2017
Cathy E. Minehan

/s/ Mary Ann Tocio	Director	March 1, 2017
Mary Ann Tocio