Form 10-Q
period 2017-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2017-05-09
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, the Company had 59,824,997 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended March 31, 2017

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements (Unaudited)
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$21,494	$14,633
Accounts receivable—net	98,104	97,212
Prepaid expenses and other current assets	46,867	42,554
Total current assets	166,465	154,399
Fixed assets—net	537,076	529,432
Goodwill	1,273,674	1,267,705
Other intangibles—net	367,743	374,566
Other assets	31,500	32,915
Total assets	$2,376,458	$2,359,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Borrowings on revolving line of credit	14,900	76,000
Accounts payable and accrued expenses	135,312	125,400
Deferred revenue	169,353	146,692
Other current liabilities	25,797	28,738
Total current liabilities	356,112	387,580
Long-term debt—net	1,051,761	1,054,009
Deferred rent and related obligations	62,180	59,518
Other long-term liabilities	58,228	52,048
Deferred revenue	7,349	6,284
Deferred income taxes	114,777	111,711
Total liabilities	1,650,407	1,671,150
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 59,416,491 and 58,910,282 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	59	59
Additional paid-in capital	888,545	899,076
Accumulated other comprehensive loss	(82,107)	(89,448)
Accumulated deficit	(80,446)	(121,820)
Total stockholders’ equity	726,051	687,867
Total liabilities and stockholders’ equity	$2,376,458	$2,359,017
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)

	Three months ended March 31,
	2017	2016
Revenue	$422,164	$385,322
Cost of services	317,230	289,546
Gross profit	104,934	95,776
Selling, general and administrative expenses	46,146	40,031
Amortization of intangible assets	7,384	7,148
Income from operations	51,404	48,597
Interest income	17	19
Interest expense	(10,791)	(10,703)
Income before income taxes	40,630	37,913
Income tax benefit (expense)	744	(13,186)
Net income	$41,374	$24,727

Earnings per common share:
Common stock—basic	$0.69	$0.41
Common stock—diluted	$0.68	$0.40
Weighted average number of common shares outstanding:
Common stock—basic	59,255,105	59,832,168
Common stock—diluted	60,903,277	61,300,409
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three months ended March 31,
	2017	2016
Net income	$41,374	$24,727
Other comprehensive income (loss):
Foreign currency translation adjustments	7,341	(4,940)
Total other comprehensive income (loss)	7,341	(4,940)
Comprehensive income	$48,715	$19,787
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,374	$24,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,414	20,525
Amortization of original issue discount and deferred financing costs	439	943
Gain on foreign currency transactions	(19)	(122)
Non-cash revenue and other	—	(29)
Loss (gain) on disposal of fixed assets	669	(166)
Stock-based compensation	2,377	2,597
Deferred rent	1,153	425
Deferred income taxes	2,785	(1,766)
Changes in assets and liabilities:
Accounts receivable	(847)	12,905
Prepaid expenses and other current assets	(4,057)	8,601
Accounts payable and accrued expenses	8,735	5,238
Deferred revenue	23,537	10,183
Accrued rent and related obligations	1,366	291
Other assets	1,485	901
Other current and long-term liabilities	4,262	544
Net cash provided by operating activities	106,673	85,797
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(19,894)	(10,637)
Payments for acquisitions, net of cash acquired	(2,880)	(2,933)
Settlement of purchase price for prior year acquisitions	(99)	—
Net cash used in investing activities	(22,873)	(13,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	128,500	65,600
Payments under revolving credit facility	(189,600)	(89,600)
Principal payments of long-term debt	(2,688)	(2,388)
Payments for debt issuance costs	—	(1,002)
Purchase of treasury stock	(6,470)	(23,385)
Taxes paid related to the net share settlement of stock options and restricted stock	(23,272)	—
Proceeds from issuance of common stock upon exercise of options	12,171	1,682
Proceeds from issuance of restricted stock	4,305	3,351
Tax benefits from stock-based compensation	—	1,920
Net cash used in financing activities	(77,054)	(43,822)
Effect of exchange rates on cash and cash equivalents	115	208
Net increase in cash and cash equivalents	6,861	28,613
Cash and cash equivalents—beginning of period	14,633	11,539
Cash and cash equivalents—end of period	$21,494	$40,152

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2017	2016
NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$3,000	$3,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$13,031	$9,794
Cash payments of taxes	$2,207	$3,806
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
Basis of Presentation—The accompanying unaudited condensed consolidated balance sheet as of March 31, 2017 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended March 31, 2017 and 2016 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 31, 2017 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended March 31, 2017 and 2016, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stock Offerings—On January 30, 2013, the Company completed an initial public offering (the “Offering”) and issued a total of 11.6 million shares of common stock. The Company also authorized 25 million shares of undesignated preferred stock for issuance.
Certain of the Company's stockholders have sold a total of 39.5 million shares of the Company's common stock in secondary offerings (“secondary offerings”), including 4.1 million in 2016. The Company did not receive proceeds from the sale of shares in the secondary offerings. The Company incurred $0.5 million in 2016 in offering costs related to the secondary offerings, which were included in selling, general and administrative expenses. The Company purchased 1.0 million of the shares sold in the secondary offerings in 2016 from investment funds affiliated with Bain Capital Partners, LLC at the same price per share paid by the underwriter to the selling stockholders.
As of March 31, 2017, investment funds affiliated with Bain Capital Partners, LLC held approximately 20.9% of our common stock.
On August 2, 2016, the Board of Directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective August 5, 2016, of which $275.6 million remained available at March 31, 2017. The share repurchase program, which has no expiration date, replaced the prior $250 million authorization announced in February 2015, of which $26.3 million remained available at the date the program was replaced. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws.
Recently Adopted Pronouncement— In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early adoption permitted. The Company adopted the standard prospectively on January 1, 2017, and as such, prior periods have not been adjusted. The adoption of this guidance impacted the Company's income tax expense, effective tax rate, and weighted average shares outstanding. Upon adoption, the Company now recognizes all excess tax benefits and tax deficiencies as income tax benefits or expenses on the income statement, which were previously recorded to additional paid-in capital on the balance sheet. As a result, the Company decreased tax expense and increased net income by $15.1 million in the quarter ended March 31, 2017 in relation to the excess tax benefit associated with the exercise of stock options and vesting of restricted stock. Additionally, weighted average diluted common shares increased by approximately 0.5 million shares under the new methodology and tax benefits from stock option exercises were included with cash flows from operating activities as a component of net income rather than as cash flows from financing activities under previous guidance.

New Accounting Pronouncements— In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard amends the existing guidance and requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by those leases with lease terms longer than twelve months. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and is to be applied using a modified retrospective approach. Early adoption is permitted. The Company anticipates that the adoption of this standard will have a material impact on the Company's consolidated financial statements, as all long-term leases will be capitalized on the consolidated balance sheet.
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
2. ACQUISITIONS
As part of the Company’s growth strategy to expand through strategic and synergistic acquisitions, the Company has made the following acquisitions in the three months ended March 31, 2017 and year ended December 31, 2016. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.
2017 Acquisitions
During the three months ended March 31, 2017, the Company acquired three centers in the Netherlands in two separate business acquisitions, which were each accounted for as business combinations. The centers were acquired for cash consideration of $2.9 million, net of cash acquired of $0.1 million. The Company recorded goodwill of $2.2 million related to the full service center-based care segment, which will not be deductible for tax purposes. Intangible assets of $0.5 million, consisting of customer relationships that will be amortized over 3 to 4 years, fixed assets of $0.5 million, deferred tax liabilities of $0.1 million, and a working capital deficit of $0.1 million were also recorded in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2017, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company's financial results.
2016 Acquisitions
Conchord Limited (“Asquith”)
On November 10, 2016, the Company acquired all of the outstanding shares of Conchord Limited, which operates Asquith Day Nurseries & Pre-Schools (“Asquith”), a group of 90 child care centers and programs throughout the United Kingdom, for cash consideration of $206.1 million, which was accounted for as a business combination. The purchase price was financed with available cash on hand and funds available under the Company’s senior credit facilities. The Company incurred transaction costs of approximately $1.4 million for this transaction, which were included in selling, general and administrative expenses in 2016.

The purchase price for this acquisition has been allocated based on preliminary estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At acquisition date As reported December 31, 2016	Measurement period adjustments	At acquisition date As reported March 31, 2017
Cash	$5,210	$—	$5,210
Prepaid expenses and other assets	5,700	—	5,700
Fixed assets	96,868	666	97,534
Intangible assets	10,540	—	10,540
Goodwill	122,714	(963)	121,751
Total assets acquired	241,032	(297)	240,735
Accounts payable and accrued expenses	(18,696)	297	(18,399)
Deferred revenue and parent deposits	(5,394)	—	(5,394)
Deferred tax liabilities	(7,793)	—	(7,793)
Other long-term liabilities	(3,048)	—	(3,048)
Total liabilities assumed	(34,931)	297	(34,634)
Purchase price	$206,101	$—	$206,101
The Company acquired fixed assets of $97.5 million, including 39 properties. The Company recorded goodwill of $121.8 million, which will not be deductible for tax purposes. Goodwill related to this acquisition is reported within the full service center-based care segment. Intangible assets consist of $8.0 million of customer relationships that will be amortized over five years and $2.5 million of trademarks that will be amortized over six years.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2017, the purchase price allocation for Asquith remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed, primarily in relation to the valuation of properties and intangibles, and the Company's assessment of tax related items.
The operating results for Asquith are included in the consolidated results of operations from the date of acquisition. The following table presents consolidated pro forma information as if the acquisition of Asquith had occurred on January 1, 2015 (in thousands):

Pro forma (Unaudited)
Three Months Ended March 31,
2016
Revenue	$409,454
Net income	$24,644
The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased amortization expense related to the acquired intangible assets as well as financing costs.
Asquith contributed total revenue of $21.8 million in the three months ended March 31, 2017. The Company has determined that the presentation of net income, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.
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
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2017, the purchase price allocations for four of the 2016 acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the dates of acquisition, which were not material to the Company's financial results.
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the year ended December 31, 2016 and the three months ended March 31, 2017 are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Balance at January 1, 2016	$965,114	$158,894	$23,801	$1,147,809
Additions from acquisitions	139,539	9,214	—	148,753
Adjustments to prior year acquisitions	73	—	—	73
Effect of foreign currency translation	(28,930)	—	—	(28,930)
Balance at December 31, 2016	1,075,796	168,108	23,801	1,267,705
Additions from acquisitions	2,214	—	—	2,214
Adjustments to prior year acquisitions	(763)	—	—	(763)
Effect of foreign currency translation	4,518	—	—	4,518
Balance at March 31, 2017	$1,081,765	$168,108	$23,801	$1,273,674
The adjustments to prior year acquisitions include a reduction of goodwill of $1.0 million related to the acquisition of Asquith disclosed in Note 2.
The Company also has intangible assets, which consist of the following at March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$393,851	$(213,086)	$180,765
Trade names	7 years	9,595	(3,288)	6,307
Non-compete agreements	N/A	49	(49)	—
		403,495	(216,423)	187,072
Indefinite-lived intangibles:
Trade names	N/A	180,671	—	180,671
		$584,166	$(216,423)	$367,743

December 31, 2016	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$392,820	$(205,342)	$187,478
Trade names	7 years	8,283	(2,961)	5,322
Non-compete agreements	N/A	49	(49)	—
		401,152	(208,352)	192,800
Indefinite-lived intangibles:
Trade names	N/A	181,766	—	181,766
		$582,918	$(208,352)	$374,566

The Company estimates that it will record amortization expense related to intangible assets existing as of March 31, 2017 as follows over the next five years (in thousands):

Estimated amortization expense
Remainder of 2017	$23,741
2018	$28,293
2019	$26,486
2020	$25,810
2021	$24,551
4. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
The Company's $1.3 billion senior secured credit facilities consist of $1.1 billion in secured term loan facilities and a $225 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Term loans	$1,072,313	$1,075,000
Deferred financing costs and original issue discount	(9,802)	(10,241)
Total debt	1,062,511	1,064,759
Less current maturities	10,750	10,750
Long-term debt	$1,051,761	$1,054,009
The revolving credit facility matures on July 31, 2019. Borrowings outstanding on the revolving credit facility were $14.9 million at March 31, 2017 and $76.0 million at December 31, 2016.
All borrowings under the credit agreement are subject to variable interest. Borrowings under the term loan facility bear interest at a rate per annum ranging from 1.5% to 1.75% over the base rate, or 2.5% to 2.75% over the Eurocurrency rate (each as defined in the credit agreement). The base rate is subject to an interest rate floor of 1.75% and the Eurocurrency rate is subject to an interest rate floor of 0.75%, but only with respect to the term loan facility. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 1.25% to 1.75% over the base rate, or 2.25% to 2.75% over the Eurocurrency rate.
The effective interest rate for the term loans was 3.7% and 3.5% at March 31, 2017 and December 31, 2016, respectively, and the weighted average interest rate was 3.5% and 4.1% for the three months ended March 31, 2017 and 2016, respectively. The effective interest rate for the revolving credit facility was 5.8% and 5.5% at March 31, 2017 and December 31, 2016, respectively. The weighted average interest rate for the revolving credit facility was 4.3% and 4.6% for the three months ended March 31, 2017 and 2016, respectively.
Certain financing fees and original issue discount costs are capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs in the three months ended March 31, 2017 and 2016 were $0.3 million and $0.6 million, respectively. Amortization expense of original issue discount costs in the three months ended March 31, 2017 and 2016 were $0.1 million and $0.4 million, respectively.

The future principal payments under the term loans at March 31, 2017 are as follows (in thousands):

Remainder of 2017	$8,063
2018	10,750
2019	10,750
2020	10,750
2021	10,750
Thereafter	1,021,250
$1,072,313
On January 26, 2016, the Company amended its then existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million, to extend the maturity date on the revolving credit facility from January 30, 2018 to July 31, 2019, and to modify the interest rate applicable to borrowings.
In November 2016, the Company modified its then existing senior credit facilities and refinanced all of its outstanding term loans into a new seven year term loan facility, which resulted in the issuance of $1.1 billion in new term loans, a portion of which were used to repay $922.5 million in outstanding term loans under the previous term loan facility, and $150.0 million of which was used to fund the acquisition of a business. The terms, interest rate and availability of the revolving credit facility were not modified in the November 2016 debt refinancing.
On May 8, 2017, the Company amended its existing senior credit facilities to, among other changes, reduce the applicable interest rates of the term loan facility and the revolving credit facility. Borrowings under the amended term loan facility bear interest at 1.25% over the base rate or 2.25% over the Eurocurrency rate, which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one month LIBOR rate. With respect to the amended term loan facility, the base rate remains subject to an interest rate floor of 1.75% and the Eurocurrency rate remains subject to an interest rate floor of 0.75%.  Borrowings under the amended revolving credit facility bear an interest rate ranging from 0.75% to 1.25% over the base rate or 1.75% to 2.25% over the Eurocurrency rate.  The Company also extended the maturity date on the revolving credit facility from July 31, 2019 to July 31, 2022. The term loan facility continues to have a maturity date of November 7, 2023.
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

Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method (in thousands, except share and per share amounts):

	Three months ended March 31,
	2017	2016
Basic earnings per share:
Net income	$41,374	$24,727
Allocation of net income to common stockholders:
Common stock	$41,151	$24,517
Unvested participating shares	223	210
	$41,374	$24,727
Weighted average number of common shares:
Common stock	59,255,105	59,832,168
Unvested participating shares	321,686	512,477
Earnings per share:
Common stock	$0.69	$0.41
Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

	Three months ended March 31,
	2017	2016
Diluted earnings per share:
Earnings allocated to common stock	$41,151	$24,517
Plus earnings allocated to unvested participating shares	223	210
Less adjusted earnings allocated to unvested participating shares	(217)	(205)
Earnings allocated to common stock	$41,157	$24,522
Weighted average number of common shares:
Common stock	59,255,105	59,832,168
Effect of dilutive securities	1,648,172	1,468,241
	60,903,277	61,300,409
Earnings per share:
Common stock	$0.68	$0.40
Options outstanding to purchase 0.9 million and 0.5 million shares of common stock were excluded from diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively, since their effect was anti-dilutive, which may be dilutive in the future.
6. INCOME TAXES
The Company's effective income tax rates were a benefit of 1.8% and expense of 34.8% for the three months ended March 31, 2017 and 2016, respectively. The effective income tax rate is based upon estimated income before income taxes for the year, by jurisdiction, and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including discrete items such as settlement of foreign, Federal and State tax issues and, beginning January 1, 2017, for the effects of including the excess tax benefits associated with the exercise of stock options and vesting of restricted stock as a reduction of tax expense, in accordance with ASU 2016-09: Compensation-Stock Compensation (Topic 718), which was adopted prospectively as of January 1, 2017 (see Note 1). During the quarter ended March 31, 2017, the excess tax benefit decreased tax expense by $15.1 million. The effective income tax rate would have approximated 35% in the three months ended March 31, 2017, prior to the inclusion of the excess tax benefit from stock compensation related to the new accounting guidance.

The Company’s unrecognized tax benefits were $1.2 million and $1.1 million at March 31, 2017 and December 31, 2016, respectively. There were no interest and penalties related to unrecognized tax benefits at March 31, 2017 and December 31, 2016.
The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.2 million, exclusive of interest and penalties.
The Company and its domestic subsidiaries are subject to audit for U.S. Federal income tax as well as multiple state jurisdictions. U.S. Federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and have a statute of limitations of three years; therefore, tax filings for 2013 through 2016 are subject to audit.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of March 31, 2017, there were no audits in process and the tax years from 2012 to 2016 are subject to audit.
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
The carrying value and estimated fair value of the Company's term loans as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017		December 31, 2016
Financial liabilities	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term loans	$1,072,313	$1,081,700	$1,075,000	$1,084,400
The estimated fair value of the Company's long-term debt is based on current bid prices for our long-term debt. As such, our long-term debt is classified as Level 1, as defined under U.S. GAAP.
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at March 31, 2017.

8. SEGMENT INFORMATION
Bright Horizons' work/life services are comprised of full service center-based child care, back-up dependent care, and other educational advisory services. Full service center-based care includes the traditional center-based child care, preschool, and elementary education, which have similar operating characteristics and meet the criteria for aggregation. Full service center-based care derives its revenues primarily from contractual arrangements with corporate clients and from tuition. The Company’s back-up dependent care services consist of center-based back-up child care, in-home care, mildly ill care, and adult/elder care. The Company’s other educational advisory services consist of college preparation and admissions counseling, tuition reimbursement program management, and related consulting services, which have similar operating characteristics and meet the criteria for aggregation. The Company and its chief operating decision makers evaluate performance based on revenues and income from operations.
The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Three months ended March 31, 2017
Revenue	$358,759	$50,408	$12,997	$422,164
Amortization of intangible assets	6,818	384	182	7,384
Income from operations	35,425	13,661	2,318	51,404
Three months ended March 31, 2016
Revenue	$328,827	$45,131	$11,364	$385,322
Amortization of intangible assets	6,823	181	144	7,148
Income from operations (1)	32,891	13,206	2,500	48,597

(1) For the three months ended March 31, 2016, income from operations includes $0.2 million of expenses related to the January 2016 amendment to the Credit Agreement and completed acquisition costs, which have been allocated to full service center-based care.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industries in which we and our partners operate, demand for services, the impact of accounting principles, pronouncements and policies, acquisitions and the subsequent integration and expected synergies, our fair value estimates, goodwill from business combinations, the vesting of Company equity, unrecognized tax benefits and the impact of uncertain tax positions, our tax rates, the outcome of tax audits, settlements and tax liabilities, future impact of excess tax benefit, amortization expense, foreign currency exchange rates, our credit risk, the impact of seasonality on results of operations, our share repurchase program, the outcome of litigation, legal proceedings and our insurance coverage, use of derivatives or other instruments, our indebtedness, borrowings under our senior credit facility, our newly amended senior credit agreement, the need for additional debt or equity financings and our ability to obtain such financing, our sources of cash flow, our ability to fund operations, make capital expenditures and payments, and complete share repurchases with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our senior credit facility.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and other factors disclosed from time to time in our other filings with the Securities and Exchange Commission.
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
Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,
	2017	%	2016	%
Revenue	$422,164	100.0%	$385,322	100.0%
Cost of services (1)	317,230	75.1%	289,546	75.1%
Gross profit	104,934	24.9%	95,776	24.9%
Selling, general and administrative expenses (2)	46,146	10.9%	40,031	10.4%
Amortization of intangible assets	7,384	1.7%	7,148	1.9%
Income from operations	51,404	12.3%	48,597	12.6%
Net interest expense and other	(10,774)	(2.6)%	(10,684)	(2.8)%
Income before income tax	40,630	9.7%	37,913	9.8%
Income tax benefit (expense)	744	0.2%	(13,186)	(3.4)%
Net income	$41,374	9.9%	$24,727	6.4%

Adjusted EBITDA (3)	$78,348	18.6%	$72,350	18.8%
Adjusted income from operations (3)	$51,404	12.2%	$48,803	12.7%
Adjusted net income (3)	$36,904	8.7%	$31,112	8.1%

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

(3)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income below under “Non-GAAP Financial Measures and Reconciliation.”
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenue. Revenue increased $36.8 million, or 10%, to $422.2 million for the three months ended March 31, 2017 from $385.3 million for the same period in 2016. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and other educational advisory services, and typical annual tuition increases of 3-4%, partially offset by the effect of lower foreign currency exchange rates for our United Kingdom operations which reduced revenue growth by approximately 2% during the quarter. Revenue generated by the full service center-based care segment in the three months ended March 31, 2017, increased by $29.9 million, or 9%, when compared to the same period in 2016, due in part to overall enrollment increases of approximately 13%. Our acquisition of Conchord Limited (“Asquith”), an operator of 90 centers and programs in the United Kingdom on November 10, 2016, contributed approximately $21.8 million of incremental revenue in the three months ended March 31, 2017.
At March 31, 2017, we operated 1,041 child care and early education centers compared to 936 centers at March 31, 2016.
Revenue generated by back-up dependent care services in the three months ended March 31, 2017 increased by $5.3 million, or 12%, when compared to the same period in 2016. Additionally, revenue generated by other educational advisory services in the three months ended March 31, 2017 increased by $1.6 million, or 14%, when compared to the same period in 2016.
Cost of Services. Cost of services increased $27.7 million, or 10%, to $317.2 million for the three months ended March 31, 2017 from $289.5 million for the same period in 2016. Cost of services in the full service center-based care segment increased $22.8 million, or 9%, to $281.0 million in the three months ended March 31, 2017 when compared to the same period in 2016. Personnel costs, which typically represent approximately 70% of total cost of services for this segment, increased 8% when compared to the same period in 2016 as a result of enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since March 31, 2016 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which typically represent approximately 30% of total costs of services for this segment, increased 11% in connection with the enrollment growth, certain technology investments in program supplies and services, and the incremental occupancy costs associated with centers that have been added since March 31, 2016. Cost of services in the back-up dependent care segment increased $3.9 million, or 15%, to $29.7 million in the three months ended March 31, 2017, primarily for investments in information technology and personnel, and increased care provider fees associated with the services provided to the expanding revenue base. Cost of services in the other educational advisory services segment increased $0.9 million, or 17%, to $6.6 million in the three months ended March 31, 2017 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $9.2 million, or 10%, to $104.9 million for the three months ended March 31, 2017 from $95.8 million for the same period in 2016. Gross profit margin as a percentage of revenue was 25% for the three months ended March 31, 2017, which is consistent with the three months ended March 31, 2016. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up dependent care and other educational advisory services.
Selling, General and Administrative Expenses (“SGA”). SGA increased $6.1 million, or 15%, to $46.1 million for the three months ended March 31, 2017 compared to $40.0 million for the same period in 2016, and was 11% of revenue for the three months ended March 31, 2017, which represents an increase from 10% in the same period in 2016. SGA increased over the comparable 2016 period due to increases in personnel costs including annual wage increases, continued investments in technology and costs associated with the addition and integration of the Asquith child care centers, which were acquired in the fourth quarter of 2016.
Amortization. Amortization expense on intangible assets of $7.4 million for the three months ended March 31, 2017 increased from $7.1 million for the same period in 2016 due to the acquisitions completed in 2016 offset by decreases from certain intangible assets becoming fully amortized during the period.
Income from Operations. Income from operations increased by $2.8 million, or 6%, to $51.4 million for the three months ended March 31, 2017 when compared to the same period in 2016. Income from operations was 12% of revenue for the three months ended March 31, 2017, which is consistent with the three months ended March 31, 2016. The increase in income from operations was due to the following:

•
In the full service center-based care segment, income from operations increased $2.5 million, or 8%, for the three months ended March 31, 2017 when compared to the same period in 2016. Income from operations increased over the comparable period due to tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since March 31, 2016, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2016 and 2017.

•
Income from operations for the back-up dependent care segment increased $0.5 million, or 3%, in the three months ended March 31, 2017 when compared to the same period in 2016 due to the expanding revenue base partially offset by investments in information technology and personnel, and increased care provider fees associated with the incremental revenue.

•
Income from operations in the other educational advisory services segment decreased $0.2 million, or 7%, for the three months ended March 31, 2017 compared to the same period in 2016 due to incremental personnel and technology costs associated with expanding these services to additional customers.

Net Interest Expense and Other. Net interest expense and other increased to $10.8 million for the three months ended March 31, 2017 from $10.7 million for the same period in 2016. The increase in interest expense relates to the increase in debt from the issuance of $150.0 million in additional term loans in conjunction with the November 2016 debt refinancing, partially offset by a decrease in the effective interest rates applicable.
Income Tax Expense. We recorded an income tax benefit of $0.7 million during the three months ended March 31, 2017 compared to income tax expense of $13.2 million during the comparable period in 2016 at an effective tax rate of a benefit of 1.8% for the three months ended March 31, 2017 and tax expense of 34.8% for the three months ended March 31, 2016. The difference between the effective income tax rates is primarily attributable to the excess tax benefits associated with the exercise of stock options and vesting of restricted stock which decreased tax expense by $15.1 million due to the adoption of ASU 2016-09: Compensation - Stock Compensation (Topic 718) during the quarter ended March 31, 2017. The tax benefit from stock compensation was recorded to the balance sheet in the prior periods. The effective income tax rate would have approximated 35% for the three months ended March 31, 2017 prior to the inclusion of the excess tax benefit from stock compensation related to the new accounting guidance. The excess tax benefit for the quarter ended March 31, 2017 was significant due to the vesting of certain restricted stock and the volume of stock option exercises; the Company expects the excess tax benefit to approximate $3.0 million to $4.5 million for the remainder of 2017.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $6.0 million, or 8%, and $2.6 million, or 5%, respectively, for the three months ended March 31, 2017 over the same period in 2016 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up dependent care and other educational advisory services.
Adjusted Net Income. Adjusted net income increased $5.8 million, or 19%, for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to the incremental gross profit described above.
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

	Three Months Ended March 31,
	2017	2016
Net income	$41,374	$24,727
Interest expense, net	10,774	10,684
Income tax (benefit) expense	(744)	13,186
Depreciation	16,030	13,377
Amortization of intangible assets (a)	7,384	7,148
EBITDA	74,818	69,122
Additional Adjustments:
Deferred rent (b)	1,153	425
Stock-based compensation expense (c)	2,377	2,597
Expenses related to the Credit Agreement amendment and completed acquisitions (d)	—	206
Total adjustments	3,530	3,228
Adjusted EBITDA	$78,348	$72,350

Income from operations	$51,404	$48,597
Expenses related to the Credit Agreement amendment and completed acquisitions (d)	—	206
Adjusted income from operations	$51,404	$48,803

Net income	$41,374	$24,727
Income tax (benefit) expense	(744)	13,186
Income before tax	40,630	37,913
Stock-based compensation expense (c)	2,377	2,597
Amortization of intangible assets (a)	7,384	7,148
Expenses related to the Credit Agreement amendment and completed acquisitions (d)	—	206
Adjusted income before tax	50,391	47,864
Adjusted income tax expense (e)	(13,487)	(16,752)
Adjusted net income	$36,904	$31,112
Weighted average number of common shares—diluted	60,903,277	61,300,409
Diluted adjusted earnings per common share	$0.61	$0.51

(a)
Represents amortization of intangible assets, including approximately $4.6 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents rent expense in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(c)	Represents non-cash stock-based compensation expense.

(d)	Represents costs incurred in connection with completed acquisitions and the January 2016 amendment to the Credit Agreement.

(e)
Represents income tax expense calculated on adjusted income before tax at a tax rate of approximately 27% and 35% in the quarters ended March 31, 2017 and 2016, respectively. The tax rate for 2017 represents an effective rate of approximately 35% applied to the expected adjusted income before income tax for the full year, less the effect of the known excess tax benefit of $15.1 million associated with stock option exercises and vesting of restricted stock which was recorded in the quarter ended March 31, 2017, as well as an estimate of additional excess tax benefits related to such equity transactions for the remainder of 2017, which the Company estimates in the range of $1.0 million to $1.5 million per quarter or a total of $3.0 million to $4.5 million for the remainder of the year. However, the timing, volume and associated tax benefits associated with such future equity activity will affect these estimates and the estimated effective tax rate for the year.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe that adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share provide investors with useful information with respect to our historical operations. We present adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock-based compensation expense, as well as the expenses related to secondary offerings, debt financing transaction expenses, and acquisitions. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The Company understands that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care services and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. Borrowings outstanding on our revolving credit facility at March 31, 2017 and December 31, 2016 were $14.9 million and $76.0 million, respectively.
The net impact on our liquidity from changes in foreign currency exchange rates was not material for the three months ended March 31, 2017 and 2016, and the Company does not currently expect that the effects of continued potentially unfavorable changes in foreign currency exchange rates will have a material net impact on the Company's liquidity, capital resources or results from operations for the remainder of 2017. We had $21.5 million in cash at March 31, 2017, of which $18.5 million was held in foreign jurisdictions and operations outside of North America accounted for 21% of the Company's consolidated revenue for the three months ended March 31, 2017.
We had a working capital deficit of $189.6 million and $233.2 million at March 31, 2017 and December 31, 2016, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and other educational advisory segments, as well as to make scheduled principal and interest payments and for share repurchases.
The Company's $1.3 billion senior secured credit facilities consist of $1.1 billion in secured term loan facilities and a $225.0 million revolving credit facility. In January 2016, the Company amended its existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million. In November 2016, the Company modified its existing senior credit facilities and refinanced all of its outstanding term loans into a new seven year term loan facility, which resulted in the issuance of $1.1 billion in new term loans, a portion of which were used to repay $922.5 million in outstanding term loans under the previous term loan facility, and $150.0 million of which was used to fund the acquisition of a business. On May 8, 2017, the Company amended its existing senior credit facilities to, among other changes, reduce the applicable interest rates of the term loan facility and the revolving credit facility and extend the maturity date on the revolving credit facility from July 31, 2019 to July 31, 2022. The Company's senior secured credit facilities are further discussed below under “Debt” and the recently amended credit agreement is further discussed in Item 5 of this Quarterly Report on Form 10-Q.
On August 2, 2016, the board of directors of the Company authorized a share repurchase program of up to $300.0 million of the Company's outstanding common stock, effective August 5, 2016. The Company repurchased 0.1 million shares of common stock for $7.2 million in the three months ended March 31, 2017 under this authorization and $275.6 million remained available at March 31, 2017. All repurchased shares have been retired. The share repurchase program, which has no expiration date, replaced the prior $250.0 million authorization announced February 4, 2015, of which $26.3 million remained available at the date the program was replaced.
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
Cash Flows

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$106,673	$85,797
Net cash used in investing activities	$(22,873)	$(13,570)
Net cash used in financing activities	$(77,054)	$(43,822)
Cash and cash equivalents (beginning of period)	$14,633	$11,539
Cash and cash equivalents (end of period)	$21,494	$40,152

Cash Provided by Operating Activities
Cash provided by operating activities was $106.7 million for the three months ended March 31, 2017, compared to $85.8 million for the same period in 2016. The increase in cash provided by operating activities resulted from the increase in net income of $16.6 million, which includes the $15.1 million excess tax benefit associated with the exercise of stock options and vesting of restricted stock recognized during the quarter upon the adoption of new accounting guidance for the accounting of stock-based compensation. The tax benefit from stock-based compensation was recorded to the balance sheet and reported as an increase to cash from financing activities in the prior year. The excess tax benefit for the quarter ended March 31, 2017 was significant due to the vesting of certain restricted stock and the volume of stock option exercises; the Company expects the excess tax benefit to approximate $3.0 million to $4.5 million for the remainder of 2017.
Cash Used in Investing Activities
Cash used in investing activities was $22.9 million for the three months ended March 31, 2017 and was primarily related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. In the three months ended March 31, 2017, the Company used $2.9 million to acquire three centers in the Netherlands. Cash used in investing activities was $13.6 million for the same period in 2016 and was primarily related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and investments in technology, equipment and furnishings. In the three months ended March 31, 2016, the Company used $2.9 million to acquire three centers in the United Kingdom.
Cash Used in Financing Activities
Cash used in financing activities amounted to $77.1 million for the three months ended March 31, 2017 compared to $43.8 million for the same period in 2016. The increase in cash used in financing activities for the three months ended March 31, 2017 was primarily due to net repayments of borrowings on the revolving credit facility totaling $61.1 million, and taxes paid related to the net share settlement of stock awards totaling $23.3 million. These uses of cash were offset by proceeds from the exercise of options to purchase common stock of $12.2 million and from the issuance and sale of restricted stock of $4.3 million. Cash used in financing activities for the three months ended March 31, 2016 consisted principally of share repurchases of $23.4 million, and net repayments of borrowings on the revolving credit facility of $24.0 million. These uses of cash were offset by proceeds from the issuance and sale of restricted stock of $3.4 million and the exercise of options to purchase common stock of $1.7 million, and the tax benefit of stock-based compensation in the amount of $1.9 million.
Debt
As of March 31, 2017, the Company's $1.3 billion senior secured credit facilities consisted of $1.1 billion in secured term loan facilities and a $225.0 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Term loans	$1,072,313	$1,075,000
Deferred financing costs and original issue discount	(9,802)	(10,241)
Total debt	1,062,511	1,064,759
Less current maturities	10,750	10,750
Long-term debt	$1,051,761	$1,054,009
Borrowings outstanding on the revolving credit facility were $14.9 million at March 31, 2017 and $76.0 million at December 31, 2016.
All borrowings under the credit agreement are subject to variable interest. Borrowings under the term loan facility bear interest at a rate per annum ranging from 1.5% to 1.75% over the base rate, or 2.5% to 2.75% over the Eurocurrency rate (each as defined in the credit agreement). The base rate is subject to an interest rate floor of 1.75% and the Eurocurrency rate is subject to an interest rate floor of 0.75%, but only with respect to the term loan facility. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 1.25% to 1.75% over the base rate, or 2.25% to 2.75% over the Eurocurrency rate.
On January 26, 2016, the Company amended its then existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million, to extend the maturity date on the revolving credit facility from January 30, 2018 to July 31, 2019, and to modify the interest rate applicable to borrowings.

In November 2016, the Company modified its then existing senior credit facilities and refinanced all of its outstanding term loans into a new seven year term loan facility, which resulted in the issuance of $1.1 billion in new term loans, a portion of which were used to repay $922.5 million in outstanding term loans under the previous term loan facility, and $150.0 million of which was used to fund the acquisition of a business. The terms, interest rate and availability of the revolving credit facility were not modified in the November 2016 debt refinancing.
On May 8, 2017, the Company amended its existing senior credit facilities to, among other changes, reduce the applicable interest rates of the term loan facility and the revolving credit facility and extend the maturity date on the revolving credit facility from July 31, 2019 to July 31, 2022. The amended term loan facility continues to have a maturity date of November 7, 2023. The amended credit agreement is further discussed below in Item 5 of this Quarterly Report on Form 10-Q.
Pursuant to the amendment, all borrowings under the amended term loan facility now bear interest at a rate per annum of 1.25% over the base rate or 2.25% over the Eurocurrency rate, which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one month LIBOR rate. With respect to the amended term loan facility, the base rate remains subject to an interest rate floor of 1.75% and the Eurocurrency rate remains subject to an interest rate floor of 0.75%. Borrowings under the amended revolving credit facility now bear interest at a rate per annum ranging from 0.75% to 1.25% over the base rate or 1.75% to 2.25% over the Eurocurrency rate.
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
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp., our direct subsidiary, to be a passive holding company, subject to certain exceptions. The amended revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries to comply with a maximum senior secured first lien net leverage ratio financial maintenance covenant on the last day of each fiscal quarter. The breach of this covenant is subject to certain equity cure rights.
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at March 31, 2017.
Off-Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and foreign currency rate fluctuations. Since December 31, 2016, there have been no material changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information regarding market risk. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those disclosed in Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
January 1, 2017 to January 31, 2017	—	$—	—	$282,793
February 1, 2017 to February 28, 2017	31,893	$68.48	31,893	$280,609
March 1, 2017 to March 31, 2017	71,564	$69.77	71,564	$275,616
	103,457		103,457

(1)
On August 2, 2016, the board of directors of the Company authorized a share repurchase program of up to $300 million of the Company's common stock, effective August 5, 2016. The share repurchase program, which has no expiration date, replaced the February 2015 authorization. All repurchased shares have been retired.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 8, 2017 (the “Effective Date”), Bright Horizons Family Solutions LLC (the “Borrower”), Bright Horizons Capital Corp. (“Holdings”), JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent and L/C issuer, each Existing Lender (as defined therein) party thereto and each New Lender (as defined therein) amended the Company’s existing senior secured credit facilities by entering into an Amendment Agreement (the “Amendment”), which amended that certain Credit Agreement, dated as of January 30, 2013, among the Borrower, Holdings, JPM, as administrative agent and L/C issuer, and the Existing Lenders and the other parties party thereto from time to time (as amended and restated by the Incremental and Amendment and Restatement Agreement, dated as of November 7, 2016, the “Existing Credit Agreement” and as further amended by the Amendment, the “Credit Agreement”).
Pursuant to the Amendment, among other changes, the Borrower reduced the interest rates applicable to the amended term loan facility and the amended revolving credit facility, and extended the maturity date on the amended revolving credit facility from July 31, 2019 to July 31, 2022. The amended term loan facility continues to have a maturity date of November 7, 2023.

Borrowings under the amended term loan facility bear interest at a rate per annum equal to 125 basis points over the Base Rate or 225 basis points over the Eurocurrency Rate, each as defined in the Credit Agreement.  The Eurocurrency Rate option is the one, two, three or six month LIBOR rate, as selected by the Borrower, or, with the approval of the applicable lenders, twelve or less than one month LIBOR rate.  With respect to the amended term loan facility, the Base Rate remains subject to an interest rate floor of 1.75% and the Eurocurrency Rate remains subject to an interest rate floor of 0.75%.  Borrowings under the amended revolving facility bear interest at a rate per annum ranging from 75 basis points to 125 basis points over the Base Rate or 175 to 225 basis points over the Eurocurrency Rate depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement).
Pursuant to the Amendment, the financial covenant with respect to the revolving credit facility was modified so that the Borrower may not permit the Consolidated First Lien Net Leverage Ratio to be greater than 5.00/1.00 for the first year after the Effective Date, 4.75/1.00 for the second year after the Effective date, 4.75/1.00 for the third year after the Effective Date, 4.50/1.00 for the fourth year after the Effective Date and 4.25/1.00 thereafter.
The obligations under the Credit Agreement are secured by the same collateral and guaranteed by the same guarantors as under Existing Credit Agreement.
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

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
3.1	Amended and Restated Bylaws of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed March 15, 2017)
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Ex. 101.INS*	XBRL Instance Document
Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Exhibits filed herewith.
**	Exhibits furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	May 9, 2017	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)