Form 10-Q
period 2017-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2017-11-07
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2017, the Company had 59,302,552 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended September 30, 2017

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements (Unaudited)
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$42,265	$14,633
Accounts receivable—net	96,105	97,212
Prepaid expenses and other current assets	57,416	42,554
Total current assets	195,786	154,399
Fixed assets—net	567,747	529,432
Goodwill	1,302,549	1,267,705
Other intangibles—net	356,469	374,566
Other assets	40,599	32,915
Total assets	$2,463,150	$2,359,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Borrowings on revolving credit facility	65,500	76,000
Accounts payable and accrued expenses	143,779	125,400
Deferred revenue	151,283	146,692
Other current liabilities	27,129	28,738
Total current liabilities	398,441	387,580
Long-term debt—net	1,048,643	1,054,009
Deferred rent and related obligations	65,673	59,518
Other long-term liabilities	56,749	52,048
Deferred revenue	8,043	6,284
Deferred income taxes	111,088	111,711
Total liabilities	1,688,637	1,671,150
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 58,886,706 and 58,910,282 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	59	59
Additional paid-in capital	831,174	899,076
Accumulated other comprehensive loss	(40,419)	(89,448)
Accumulated deficit	(16,301)	(121,820)
Total stockholders’ equity	774,513	687,867
Total liabilities and stockholders’ equity	$2,463,150	$2,359,017
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$433,316	$383,929	$1,301,026	$1,171,304
Cost of services	330,122	292,457	978,557	879,673
Gross profit	103,194	91,472	322,469	291,631
Selling, general and administrative expenses	46,369	39,616	141,384	120,403
Amortization of intangible assets	8,191	7,141	24,241	21,338
Other expenses	3,671	—	3,671	—
Income from operations	44,963	44,715	153,173	149,890
Interest expense—net	(10,824)	(10,502)	(32,252)	(31,490)
Income before income taxes	34,139	34,213	120,921	118,400
Income tax expense	(3,034)	(11,703)	(15,402)	(40,760)
Net income	$31,105	$22,510	$105,519	$77,640

Earnings per common share:
Common stock—basic	$0.53	$0.38	$1.78	$1.30
Common stock—diluted	$0.51	$0.37	$1.74	$1.27
Weighted average number of common shares outstanding:
Common stock—basic	58,811,488	58,928,264	59,039,931	59,326,525
Common stock—diluted	60,088,078	60,275,902	60,457,004	60,737,185
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$31,105	$22,510	$105,519	$77,640
Other comprehensive income (loss):
Foreign currency translation adjustments	18,983	(7,054)	49,029	(31,894)
Total other comprehensive income (loss)	18,983	(7,054)	49,029	(31,894)
Comprehensive income	$50,088	$15,456	$154,548	$45,746
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,519	$77,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,289	62,090
Amortization of original issue discount and deferred financing costs	1,323	2,861
Loss (gain) on foreign currency transactions	1,608	(56)
Non-cash revenue and other	—	(29)
Loss (gain) on disposal of fixed assets	2,282	(79)
Stock-based compensation	8,777	8,476
Deferred rent	3,647	1,614
Deferred income taxes	1,038	(4,729)
Changes in assets and liabilities:
Accounts receivable	2,324	13,963
Prepaid expenses and other current assets	(13,796)	49
Accounts payable and accrued expenses	17,815	(1,814)
Deferred revenue	4,149	(3,531)
Accrued rent and related obligations	1,684	6,880
Other assets	(7,254)	1,157
Other current and long-term liabilities	1,806	461
Net cash provided by operating activities	201,211	164,953
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets—net	(63,070)	(50,466)
Payments and settlements for acquisitions—net of cash acquired	(17,526)	(22,307)
Net cash used in investing activities	(80,596)	(72,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	475,001	270,500
Payments under revolving credit facility	(485,501)	(264,500)
Principal payments of long-term debt	(5,375)	(7,163)
Payments for debt issuance costs	(1,314)	(1,002)
Purchase of treasury stock	(74,935)	(95,677)
Taxes paid related to the net share settlement of stock options and restricted stock	(25,830)	(7,747)
Proceeds from issuance of common stock upon exercise of options	18,709	9,148
Proceeds from issuance of restricted stock	4,363	3,682
Payments of contingent consideration for acquisitions	(185)	(750)
Tax benefits from stock-based compensation	—	10,484
Net cash used in financing activities	(95,067)	(83,025)
Effect of exchange rates on cash and cash equivalents	2,084	(1,210)
Net increase in cash and cash equivalents	27,632	7,945
Cash and cash equivalents—beginning of period	14,633	11,539
Cash and cash equivalents—end of period	$42,265	$19,484

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2017	2016
NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$3,000	$3,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$33,450	$28,752
Cash payments of taxes	$24,996	$29,405
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization—Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides workplace services for employers and families throughout the United States and the United Kingdom, and also in Puerto Rico, Canada, the Netherlands, and India. Workplace services include center-based child care, education and enrichment programs, elementary school education, back-up dependent care (for children and elders), before and after school care, college preparation and admissions counseling, tuition reimbursement program management, and other family support services.
Basis of Presentation—The accompanying unaudited condensed consolidated balance sheet as of September 30, 2017 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended September 30, 2017 and 2016 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 30, 2017 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended September 30, 2017 and 2016, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stock Offerings—On January 30, 2013, the Company completed an initial public offering (the “Offering”) and issued a total of 11.6 million shares of common stock. The Company also authorized 25 million shares of undesignated preferred stock for issuance.
Certain of the Company’s stockholders have sold a total of 43.6 million shares of the Company’s common stock in secondary offerings (“secondary offerings”), including 4.15 million in the nine months ended September 30, 2017. The Company did not receive proceeds from the sale of shares in the secondary offerings. The Company incurred $0.2 million in the nine months ended September 30, 2017 in offering costs related to secondary offerings, which were included in selling, general and administrative expenses. The Company purchased 0.7 million of the shares sold in secondary offerings in the nine months ended September 30, 2017 from investment funds affiliated with Bain Capital Partners, LLC at the same price per share paid by the underwriter to the selling stockholders. As of September 30, 2017, investment funds affiliated with Bain Capital Partners, LLC held approximately 14.2% of our common stock.
On August 2, 2016, the Board of Directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective August 5, 2016, of which $207.9 million remained available at September 30, 2017. The share repurchase program, which has no expiration date, replaced the prior $250 million authorization announced in February 2015, of which $26.3 million remained available at the date the program was replaced. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws.
Recently Adopted Pronouncement— In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09: Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early adoption permitted. The Company adopted the standard prospectively on January 1, 2017, and as such, prior periods have not been adjusted. The adoption of this guidance impacted the Company’s income tax expense, effective tax rate, and weighted average shares outstanding. Upon adoption, the Company now recognizes all excess tax benefits and tax deficiencies as income tax benefits or expenses on the income statement, which were previously recorded to additional paid-in capital on the balance sheet. As a result, the Company decreased tax expense and increased net income by $3.4 million and $21.9 million in the three and nine months ended September 30, 2017, respectively, in relation to the excess tax benefit associated with the exercise of stock options and vesting of restricted stock. Additionally, weighted average diluted common shares increased in the three and nine months ended September 30, 2017 by approximately 0.4 million shares under the new methodology and tax benefits from stock option exercises were included with cash flows from operating activities as a component of net income rather than as cash flows from financing activities under previous guidance.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for revenue recognition. The FASB has subsequently issued various ASUs which amend or clarify specific areas of the guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration included in the transaction price and allocating the transaction price to each separate performance obligation. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company plans to adopt the standard using the modified approach. The Company is in the process of completing the evaluation of the impact of adoption of this ASU on the Company’s consolidated financial statements, but does not currently anticipate it will have a material impact on the Company’s consolidated results of operations.
2. ACQUISITIONS AND DISPOSITIONS
The Company’s growth strategy includes expansion through strategic and synergistic acquisitions. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.
2017 Acquisitions
During the nine months ended September 30, 2017, the Company acquired ten centers in the Netherlands and three centers in the United States, in six separate business acquisitions, which were each accounted for as business combinations. The centers were acquired for cash consideration of $17.5 million, net of cash acquired of $0.1 million, and consideration payable of $0.2 million. The Company recorded goodwill of $13.1 million related to the full service center-based care segment, a portion of which will be deductible for tax purposes. In addition, the Company recorded intangible assets of $2.0 million, consisting of customer relationships that will be amortized over three to four years, as well as fixed assets of $4.6 million, deferred tax liabilities of $0.6 million, and a working capital deficit of $1.4 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2017, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
2017 Dispositions
During the three months ended September 30, 2017, the Company disposed of its remaining three centers in Ireland for a loss of $3.7 million, which was included in other expenses in the consolidated statements of income, offset by a tax benefit of approximately $7.0 million that was recorded from the loss on investment of a subsidiary.
2016 Acquisitions
Conchord Limited
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

The purchase price for this acquisition has been allocated based on preliminary estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At acquisition date As reported December 31, 2016	Measurement period adjustments	At acquisition date As reported September 30, 2017
Cash	$5,210	$75	$5,285
Prepaid expenses and other assets	5,700	(237)	5,463
Fixed assets	96,868	(720)	96,148
Intangible assets	10,540	1,860	12,400
Goodwill	122,714	(6,028)	116,686
Total assets acquired	241,032	(5,050)	235,982
Accounts payable and accrued expenses	(18,696)	1,719	(16,977)
Deferred revenue and parent deposits	(5,394)	342	(5,052)
Deferred tax liabilities	(7,793)	2,993	(4,800)
Other long-term liabilities	(3,048)	(4)	(3,052)
Total liabilities assumed	(34,931)	5,050	(29,881)
Purchase price	$206,101	$—	$206,101
The Company acquired fixed assets of $96.1 million, including 39 properties. The Company recorded goodwill of $116.7 million, which will not be deductible for tax purposes. Goodwill related to this acquisition is reported within the full service center-based care segment. Intangible assets consist of $9.9 million of customer relationships that will be amortized over five years and $2.5 million of trademarks that will be amortized over six years.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2017, the purchase price allocation for Asquith remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed, primarily in relation to working capital.
The operating results for Asquith are included in the consolidated results of operations from the date of acquisition. The following table presents consolidated pro forma information as if the acquisition of Asquith had occurred on January 1, 2015 (in thousands):

Pro forma (Unaudited)
Nine Months Ended September 30, 2016
Revenue	$1,241,675
Net income	$77,002
The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased amortization expense related to the acquired intangible assets as well as financing costs.
Asquith contributed total revenue of $69.3 million in the nine months ended September 30, 2017. The Company has determined that the presentation of net income, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.
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
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2017, the purchase price allocation for one of the 2016 acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the dates of acquisition, which were not material to the Company’s financial results.
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the year ended December 31, 2016 and the nine months ended September 30, 2017 are as follows (in thousands):

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
Balance at January 1, 2016	$965,114	$158,894	$23,801	$1,147,809
Additions from acquisitions	139,539	9,214	—	148,753
Adjustments to prior year acquisitions	73	—	—	73
Effect of foreign currency translation	(28,930)	—	—	(28,930)
Balance at December 31, 2016	1,075,796	168,108	23,801	1,267,705
Additions from acquisitions	13,072	—	—	13,072
Adjustments to prior year acquisitions	(5,821)	(3)	—	(5,824)
Effect of foreign currency translation	27,596	—	—	27,596
Balance at September 30, 2017	$1,110,643	$168,105	$23,801	$1,302,549
The Company also has intangible assets, which consist of the following at September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	14 years	$400,105	$(230,730)	$169,375
Trade names	7 years	10,157	(4,207)	5,950
Non-compete agreements	N/A	50	(50)	—
		410,312	(234,987)	175,325
Indefinite-lived intangibles:
Trade names	N/A	181,144	—	181,144
		$591,456	$(234,987)	$356,469

December 31, 2016	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$392,820	$(205,342)	$187,478
Trade names	7 years	8,283	(2,961)	5,322
Non-compete agreements	N/A	49	(49)	—
		401,152	(208,352)	192,800
Indefinite-lived intangibles:
Trade names	N/A	181,766	—	181,766
		$582,918	$(208,352)	$374,566

The Company estimates that it will record amortization expense related to intangible assets existing as of September 30, 2017 as follows over the next five years (in thousands):

Estimated amortization expense
Remainder of 2017	$7,955
2018	$29,791
2019	$27,497
2020	$26,620
2021	$25,113
4. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
The Company’s $1.3 billion senior secured credit facilities consist of $1.1 billion in a secured term loan facility and a $225 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Term loans	$1,069,625	$1,075,000
Deferred financing costs and original issue discount	(10,232)	(10,241)
Total debt	1,059,393	1,064,759
Less current maturities	10,750	10,750
Long-term debt	$1,048,643	$1,054,009
The revolving credit facility matures on July 31, 2022. Borrowings outstanding on the revolving credit facility were $65.5 million at September 30, 2017 and $76.0 million at December 31, 2016.
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
The effective interest rate for the term loans was 3.5% at September 30, 2017 and December 31, 2016, and the weighted average interest rate was 3.5% and 4.0% for the nine months ended September 30, 2017 and 2016, respectively. The effective interest rate for the revolving credit facility was 3.5% and 5.5% at September 30, 2017 and December 31, 2016, respectively. The weighted average interest rate for the revolving credit facility was 4.2% and 4.4% for the nine months ended September 30, 2017 and 2016, respectively.
Certain financing fees and original issue discount costs are capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs were $0.3 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively, and were $1.0 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense of original issuance discount costs were $0.1 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and were $0.3 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.
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
On October 16, 2017, the Company entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements on $500 million notional amount of the outstanding term loan borrowings. These swap agreements are scheduled to mature on October 31, 2021. The Company is required to make monthly payments on the notional amount at a fixed average interest rate of approximately 1.90%. In exchange, the Company receives interest on the notional amount at a variable rate based on the one-month LIBOR rate, subject to a 0.75% floor.
The future principal payments under the term loans at September 30, 2017 are as follows (in thousands):

Remainder of 2017	$2,688
2018	10,750
2019	10,750
2020	10,750
2021	10,750
Thereafter	1,023,937
$1,069,625
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

Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic earnings per share:
Net income	$31,105	$22,510	$105,519	$77,640
Allocation of net income to common stockholders:
Common stock	$30,905	$22,306	$104,884	$76,954
Unvested participating shares	200	204	635	686
	$31,105	$22,510	$105,519	$77,640
Weighted average number of common shares:
Common stock	58,811,488	58,928,264	59,039,931	59,326,525
Unvested participating shares	380,950	538,795	361,055	528,887
Earnings per share:
Common stock	$0.53	$0.38	$1.78	$1.30

Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of the treasury stock method or the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Diluted earnings per share:
Earnings allocated to common stock	$30,905	$22,306	$104,884	$76,954
Plus earnings allocated to unvested participating shares	200	204	635	686
Less adjusted earnings allocated to unvested participating shares	(196)	(199)	(620)	(670)
Earnings allocated to common stock	$30,909	$22,311	$104,899	$76,970
Weighted average number of common shares:
Common stock	58,811,488	58,928,264	59,039,931	59,326,525
Effect of dilutive securities	1,276,590	1,347,638	1,417,073	1,410,660
	60,088,078	60,275,902	60,457,004	60,737,185
Earnings per share:
Common stock	$0.51	$0.37	$1.74	$1.27
Options outstanding to purchase 0.6 million and 0.7 million shares of common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2017, respectively, and 0.5 million shares were excluded from both the three and nine months ended September 30, 2016, since their effect was anti-dilutive. These options may become dilutive in the future.
6. INCOME TAXES
The Company’s effective income tax rates were 8.9% and 34.2% for the three months ended September 30, 2017 and 2016, respectively, and 12.7% and 34.4% for the nine months ended September 30, 2017 and 2016, respectively. The effective income tax rate is based upon estimated income before income taxes for the year, by jurisdiction, and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including discrete items such as settlement of foreign, Federal and State tax issues and, beginning January 1, 2017, for the effects of including the excess tax benefits associated with the exercise of stock options and vesting of restricted stock as a reduction of tax expense, in accordance with ASU 2016-09: Compensation-Stock Compensation (Topic 718), which was adopted prospectively as of January 1, 2017 (see Note 1). During the three and nine months ended September 30, 2017, the excess tax benefit decreased tax expense by $3.4 million and $21.9 million, respectively. Also in the quarter ended September 30, 2017, a tax benefit of approximately $7.0 million was recorded from the loss on investment of a subsidiary related to the disposition of our remaining assets in Ireland. The effective income tax rate approximated 36% in the three and nine months ended September 30, 2017, prior to the inclusion of both the excess tax benefit from stock compensation related to the new accounting guidance and the benefit from the loss on investment.
The Company’s unrecognized tax benefits were $1.7 million and $1.1 million at September 30, 2017 and December 31, 2016, respectively. There were no interest and penalties related to unrecognized tax benefits at September 30, 2017 and December 31, 2016.
The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.7 million, exclusive of interest and penalties.
The Company and its domestic subsidiaries are subject to audit for U.S. Federal income tax as well as multiple state jurisdictions. U.S. Federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and have a statute of limitations of three years; therefore, tax filings for 2014 through 2016 are subject to audit.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of September 30, 2017, there was one audit in process and the tax years from 2013 to 2016 are subject to audit.

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
The carrying value and estimated fair value of the Company’s long-term debt as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017		December 31, 2016
Financial liabilities	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term loans	$1,069,625	$1,079,000	$1,075,000	$1,084,400
The estimated fair value of the Company’s long-term debt is based on current bid prices for our term loans. As such, our long-term debt is classified as Level 1, as defined under U.S. GAAP.
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at September 30, 2017.
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

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Three months ended September 30, 2017
Revenue	$358,094	$60,085	$15,137	$433,316
Amortization of intangible assets	7,625	385	181	8,191
Income from operations (1)	24,742	15,886	4,335	44,963
Three months ended September 30, 2016
Revenue	$318,821	$53,229	$11,879	$383,929
Amortization of intangible assets	6,586	411	144	7,141
Income from operations (2)	28,107	14,183	2,425	44,715
(1) For the three months ended September 30, 2017, income from operations includes $3.7 million of expenses related to the disposition of our remaining assets in Ireland, which have been allocated to the full service center-based care segment.
(2) For the three months ended September 30, 2016, income from operations includes $0.2 million of expenses related to completed acquisitions, which have been allocated to the full service center-based care segment.

	Full service center-based care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Nine months ended September 30, 2017
Revenue	$1,094,911	$164,171	$41,944	$1,301,026
Amortization of intangible assets	22,505	1,154	582	24,241
Income from operations (1)	99,921	43,794	9,458	153,173
Nine months ended September 30, 2016
Revenue	$991,133	$146,009	$34,162	$1,171,304
Amortization of intangible assets	20,133	773	432	21,338
Income from operations (2)	101,584	41,741	6,565	149,890
(1) For the nine months ended September 30, 2017, income from operations includes $5.6 million of expenses related to the disposition of our remaining assets in Ireland, an amendment to the credit agreement, and a secondary offering, which have been allocated to the full service center-based care segment.
(2) For the nine months ended September 30, 2016, income from operations includes $0.8 million of expenses related to an amendment to the credit agreement, completed acquisitions and a secondary offering, which have been allocated to the full service center-based care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industries in which we and our partners operate, demand for services, the impact of accounting principles, pronouncements and policies, acquisitions and the subsequent integration and expected synergies, our fair value estimates, goodwill from business combinations, the vesting of Company equity, unrecognized tax benefits and the impact of uncertain tax positions, our effective tax rate, the outcome of tax audits, settlements and tax liabilities, future impact of excess tax benefit, amortization expense, foreign currency exchange rates, our credit risk, the impact of seasonality on results of operations, our share repurchase program, the outcome of litigation, legal proceedings and our insurance coverage, our interest rate swap, the use of derivatives or other market risk sensitive instruments, our indebtedness, borrowings under our senior credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources and uses of cash flow, our ability to fund operations, make capital expenditures and payments, and complete share repurchases with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our senior credit facility.
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
Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,
	2017	%	2016	%
Revenue	$433,316	100.0%	$383,929	100.0%
Cost of services (1)	330,122	76.2%	292,457	76.2%
Gross profit	103,194	23.8%	91,472	23.8%
Selling, general and administrative expenses (2)	46,369	10.7%	39,616	10.3%
Amortization of intangible assets	8,191	1.9%	7,141	1.9%
Other expenses	3,671	0.8%	—	—%
Income from operations	44,963	10.4%	44,715	11.6%
Interest expense, net	(10,824)	(2.5)%	(10,502)	(2.7)%
Income before income tax	34,139	7.9%	34,213	8.9%
Income tax expense	(3,034)	(0.7)%	(11,703)	(3.0)%
Net income	$31,105	7.2%	$22,510	5.9%

Adjusted EBITDA (3)	$76,646	17.7%	$69,686	18.2%
Adjusted income from operations (3)	$48,634	11.2%	$44,873	11.7%
Adjusted net income (3)	$37,071	8.6%	$29,266	7.6%
The following table sets forth statement of income data as a percentage of revenue for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Nine Months Ended September 30,
	2017	%	2016	%
Revenue	$1,301,026	100.0%	$1,171,304	100.0%
Cost of services (1)	978,557	75.2%	879,673	75.1%
Gross profit	322,469	24.8%	291,631	24.9%
Selling, general and administrative expenses (2)	141,384	10.9%	120,403	10.3%
Amortization of intangible assets	24,241	1.8%	21,338	1.8%
Other expenses	3,671	0.3%	—	—%
Income from operations	153,173	11.8%	149,890	12.8%
Interest expense, net	(32,252)	(2.5)%	(31,490)	(2.7)%
Income before income tax	120,921	9.3%	118,400	10.1%
Income tax expense	(15,402)	(1.2)%	(40,760)	(3.5)%
Net income	$105,519	8.1%	$77,640	6.6%

Adjusted EBITDA (3)	$241,502	18.6%	$222,838	19.0%
Adjusted income from operations (3)	$158,789	12.2%	$150,658	12.9%
Adjusted net income (3)	$118,472	9.1%	$97,282	8.3%

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
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenue. Revenue increased $49.4 million, or 13%, to $433.3 million for the three months ended September 30, 2017 from $383.9 million for the same period in 2016. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and other educational advisory services, and typical annual tuition increases of 3-4%. Revenue generated by the full service center-based care segment in the three months ended September 30, 2017, increased by $39.3 million, or 12%, when compared to the same period in 2016, due in part to overall enrollment increases of approximately 15%. Our acquisition of Conchord Limited (“Asquith”), an operator of 90 centers and programs in the United Kingdom on November 10, 2016, contributed approximately $23.5 million of incremental revenue in the three months ended September 30, 2017.
At September 30, 2017, we operated 1,037 child care and early education centers, an increase of 10%, when compared to 940 centers at September 30, 2016. At September 30, 2017, we no longer operated child care centers in Ireland.
Revenue generated by back-up dependent care services in the three months ended September 30, 2017 increased by $6.9 million, or 13%, when compared to the same period in 2016. Additionally, revenue generated by other educational advisory services in the three months ended September 30, 2017 increased by $3.3 million, or 27%, when compared to the same period in 2016.
Cost of Services. Cost of services increased $37.7 million, or 13%, to $330.1 million for the three months ended September 30, 2017 from $292.5 million for the same period in 2016. Cost of services in the full service center-based care segment increased $32.0 million, or 13%, to $286.7 million in the three months ended September 30, 2017 when compared to the same period in 2016. Personnel costs, which typically represent approximately 70% of total cost of services for this segment, increased 11% when compared to the same period in 2016 as a result of enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since September 30, 2016 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which typically represent approximately 30% of total costs of services for this segment, increased 22% in connection with the enrollment growth, certain technology investments in program supplies and services, and the incremental occupancy costs associated with centers that have been added since September 30, 2016. Cost of services in the back-up dependent care segment increased $4.6 million, or 14%, to $36.6 million in the three months ended September 30, 2017, primarily for investments in information technology and personnel, and increased care provider fees associated with the services provided to the expanding revenue base. Cost of services in the other educational advisory services segment increased $1.1 million, or 18%, to $6.9 million in the three months ended September 30, 2017 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $11.7 million, or 13%, to $103.2 million for the three months ended September 30, 2017 from $91.5 million for the same period in 2016. Gross profit margin as a percentage of revenue was 24% for the three months ended September 30, 2017, which is consistent with the three months ended September 30, 2016. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up dependent care and other educational advisory services.
Selling, General and Administrative Expenses (“SGA”). SGA increased $6.8 million, or 17%, to $46.4 million for the three months ended September 30, 2017 compared to $39.6 million for the same period in 2016, and was 11% of revenue for the three months ended September 30, 2017, which represents an increase from 10% in the same period in 2016. SGA increased over the comparable 2016 period due to increases in personnel costs including annual wage increases, continued investments in technology, and costs associated with the integration of the Asquith child care centers, which were acquired in the fourth quarter of 2016.
Amortization. Amortization expense on intangible assets of $8.2 million for the three months ended September 30, 2017 increased from $7.1 million for the same period in 2016 due to the acquisitions completed in 2016 and 2017, partially offset by decreases from certain intangible assets becoming fully amortized during the period.
Other Expenses. The Company incurred losses of $3.7 million during the three months ended September 30, 2017, associated with the disposition of our remaining assets in Ireland, which included three centers.

Income from Operations. Income from operations increased by $0.2 million, to $45.0 million for the three months ended September 30, 2017 when compared to the same period in 2016. Income from operations was 10% of revenue for the three months ended September 30, 2017, which is a decrease from 12% in the three months ended September 30, 2016. The change in income from operations was due to the following:

•
Income from operations for the full service center-based care segment decreased $3.4 million, or 12%, in the three months ended September 30, 2017 when compared to the same period in 2016. Results for the three months ended September 30, 2017, included $3.7 million associated with the loss on the disposition of our remaining assets in Ireland during the quarter compared to $0.2 million of completed acquisition expenses included in the three months ended September 30, 2016. After taking these charges into account, income from operations increased $0.1 million, or 1%, over the comparable period due to tuition increases and enrollment gains over the prior year, contributions from new centers that have been added since September 30, 2016, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2016 and 2017, and incremental costs associated with technology investments in our centers and the amortization expense for intangible assets acquired in business combinations.

•
Income from operations for the back-up dependent care segment increased $1.7 million, or 12%, in the three months ended September 30, 2017 when compared to the same period in 2016 due to contributions from the expanding revenue base, partially offset by investments in information technology and personnel.

•
Income from operations for the other educational advisory services segment increased $1.9 million, or 79%, for the three months ended September 30, 2017 compared to the same period in 2016 due to contributions from the expanding revenue base.

Net Interest Expense. Net interest expense increased to $10.8 million for the three months ended September 30, 2017 from $10.5 million for the same period in 2016. The increase in interest expense relates to the increase in debt from the issuance of $150.0 million in additional term loans in conjunction with the November 2016 debt refinancing, partially offset by a decrease in the effective interest rates applicable in conjunction with the May 2017 credit agreement amendment.
Income Tax Expense. We recorded income tax expense of $3.0 million during the three months ended September 30, 2017 compared to income tax expense of $11.7 million during the comparable period in 2016 at an effective tax rate of 9% for the three months ended September 30, 2017 and of 34% for the three months ended September 30, 2016. The difference between the effective income tax rates is primarily attributable to the $7.0 million tax benefit recorded during the quarter from the loss on the disposition of our investment in Ireland associated with the sale of all remaining assets, and the excess tax benefits associated with the exercise of stock options which reduced tax expense by $3.4 million in 2017 due to the adoption of ASU 2016-09: Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”) effective January 1, 2017. The tax benefit from stock compensation was recorded to the balance sheet in the prior year. The effective income tax rate would have approximated 36% for the three months ended September 30, 2017 prior to the inclusion of the benefit from the loss on investment and the excess tax benefit from stock compensation related to the new accounting guidance. The Company expects the excess tax benefit to approximate $1.5 million to $2.0 million for the remainder of 2017.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $7.0 million, or 10%, and $3.8 million, or 8%, respectively, for the three months ended September 30, 2017 over the same period in 2016 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up dependent care and other educational advisory services.
Adjusted Net Income. Adjusted net income increased $7.8 million, or 27%, for the three months ended September 30, 2017 when compared to the same period in 2016 primarily due to the incremental gross profit described above and the reduction to adjusted income tax expense in 2017 associated with the adoption of ASC 2016-09.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenue. Revenue increased $129.7 million, or 11%, to $1.3 billion for the nine months ended September 30, 2017 from $1.2 billion for the same period in 2016. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and other educational advisory services, and typical annual tuition increases of 3-4%. Revenue generated by the full service center-based care segment in the nine months ended September 30, 2017 increased by $103.8 million, or 10%, when compared to the same period in 2016, due in part to overall enrollment increases of 14%, partially offset by the effect of lower foreign exchange rates for our United Kingdom operations which reduced revenue growth in the full service segment by approximately 1% for the nine month period. Our acquisition of Asquith contributed approximately $69.3 million of incremental revenue in the nine months ended September 30, 2017.

Revenue generated by back-up dependent care services in the nine months ended September 30, 2017 increased by $18.2 million, or 12%, when compared to the same period in 2016. Additionally, revenue generated by other educational advisory services in the nine months ended September 30, 2017 increased by $7.8 million, or 23%, when compared to the same period in 2016.
Cost of Services. Cost of services increased $98.9 million, or 11%, to $978.6 million for the nine months ended September 30, 2017 from $879.7 million for the same period in 2016. Cost of services in the full service center-based care segment increased $82.1 million, or 11%, to $859.5 million in the nine months ended September 30, 2017 when compared to the same period in 2016. Personnel costs increased 9% when compared to the same period in 2016 as a result of enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since September 30, 2016 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs increased 16% in connection with the enrollment growth, certain technology investments in program supplies and services, and the incremental occupancy costs associated with centers that have been added since September 30, 2016. Cost of services in the back-up dependent care segment increased $13.7 million, or 16%, to $98.6 million in the nine months ended September 30, 2017, primarily for investments in information technology and personnel, and increased care provider fees associated with the services provided to the expanding revenue base. Cost of services in the other educational advisory services segment increased by $3.1 million, or 18%, to $20.5 million in the nine months ended September 30, 2017 due to personnel and technology costs related to the incremental sales of these services.
Gross Profit. Gross profit increased $30.8 million, or 11%, to $322.5 million for the nine months ended September 30, 2017 from $291.6 million for the same period in 2016. Gross profit margin as a percentage of revenue was 25% for the nine months ended September 30, 2017, which is consistent with the nine months ended September 30, 2016. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up dependent care and other educational advisory services.
Selling, General and Administrative Expenses. SGA increased $21.0 million, or 17%, to $141.4 million for the nine months ended September 30, 2017 compared to $120.4 million for the same period in 2016, and was 11% of revenue for the nine months ended September 30, 2017, which represents an increase from 10% in the same period in 2016. Results for the nine months ended September 30, 2017 included $1.9 million of costs associated with the May 2017 credit agreement amendment and a secondary offering compared to $0.8 million of costs related to the January 2016 credit agreement amendment, and costs associated with a secondary offering and completed acquisitions included in the nine months ended September 30, 2016. After taking these charges into account, SGA increased over the comparable 2016 period due to increases in personnel costs including annual wage increases, continued investments in technology and costs associated with the addition and integration of the Asquith child care centers, which were acquired in the fourth quarter of 2016.
Amortization. Amortization expense on intangible assets of $24.2 million for the nine months ended September 30, 2017, increased from $21.3 million for the nine months ended September 30, 2016 due to the acquisitions completed in 2016 and 2017, partially offset by decreases from certain intangibles becoming fully amortized during the period.
Other Expenses. The Company incurred losses of $3.7 million during the nine months ended September 30, 2017, associated with the disposition of our remaining assets in Ireland, which included three centers.
Income from Operations. Income from operations increased by $3.3 million, or 2%, to $153.2 million for the nine months ended September 30, 2017 when compared to the same period in 2016. Income from operations was 12% of revenue for the nine months ended September 30, 2017, which is decrease from 13% in the nine months ended September 30, 2016. The change in income from operations was due to the following:

•
Income from operations for the full service center-based care segment decreased $1.7 million, or 2%, in the nine months ended September 30, 2017 when compared to the same period in 2016. Results for the nine months ended September 30, 2017 included $5.6 million of costs associated with the loss on the disposition of our remaining assets in Ireland, costs related to the May 2017 credit agreement amendment, and costs associated with a secondary offering compared to $0.8 million of costs related to the January 2016 credit agreement amendment, and costs associated with a secondary offering and completed acquisitions included in the nine months ended September 30, 2016. After taking these charges into account, income from operations increased $3.2 million, or 3%, over the comparable 2016 period due to tuition increases and enrollment gains over the prior year as well as contributions from new centers that have been added since September 30, 2016, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2016 and 2017, the incremental costs associated with technology investments in our centers, the amortization expense for intangible assets acquired in business combinations, and the effect of lower foreign exchange rates for our United Kingdom operations which reduced revenue growth in the full service segment by approximately 1% for the nine month period.

•
Income from operations for the back-up dependent care segment increased $2.1 million, or 5%, in the nine months ended September 30, 2017 when compared to the same period in 2016 due to contributions from the expanding revenue base partially offset by investments in information technology and personnel, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the other educational advisory services segment increased $2.9 million, or 44%, for the nine months ended September 30, 2017 when compared to the same period in 2016 due to contributions from the expanding revenue base.

Net Interest Expense. Net interest expense increased to $32.3 million for the nine months ended September 30, 2017 from $31.5 million for the same period in 2016. The increase in interest expense relates to the increase in debt from the issuance of $150.0 million in additional term loans in conjunction with the November 2016 debt refinancing, partially offset by a decrease in the effective interest rates applicable in conjunction with the May 2017 credit agreement amendment.
Income Tax Expense. We recorded income tax expense of $15.4 million during the nine months ended September 30, 2017 compared to income tax expense of $40.8 million during the comparable period in 2016 at an effective income tax rate of 13% for the nine months ended September 30, 2017 and of 34% for the nine months ended September 30, 2016. The difference between the effective income tax rates is primarily attributable to the $7.0 million tax benefit recorded in 2017 from the loss on the disposition of our investment in Ireland associated with the sale of all remaining assets, and the excess tax benefits associated with the exercise of stock options which decreased tax expense by $21.9 million in 2017 due to the adoption of ASU 2016-09. The effective income tax rate would have approximated 36% for the nine months ended September 30, 2017 prior to the inclusion of the benefit from the loss on investment and the excess tax benefit from stock compensation related to the new accounting guidance. We expect the annual effective income tax rate in 2017 to approximate 17% to 19%, depending on the timing and amounts of excess tax benefits from stock compensation that are ultimately realized.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $18.7 million, or 8%, and $8.1 million, or 5% respectively, for the nine months ended September 30, 2017 over the comparable period in 2016 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up dependent care and other educational advisory services.
Adjusted Net Income. Adjusted net income increased $21.2 million, or 22%, for the nine months ended September 30, 2017 when compared to the same period in 2016 primarily due to the incremental gross profit described above and the reduction to adjusted income tax expense in 2017 associated with the adoption of ASU 2016-09.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$31,105	$22,510	$105,519	$77,640
Interest expense, net	10,824	10,502	32,252	31,490
Income tax expense	3,034	11,703	15,402	40,760
Depreciation	15,494	13,858	46,048	40,752
Amortization of intangible assets (a)	8,191	7,141	24,241	21,338
EBITDA	68,648	65,714	223,462	211,980
Additional Adjustments:
Deferred rent (b)	1,064	984	3,647	1,614
Stock-based compensation expense (c)	3,263	2,830	8,777	8,476
Transaction costs (d)	3,671	158	5,616	768
Total adjustments	7,998	3,972	18,040	10,858
Adjusted EBITDA	$76,646	$69,686	$241,502	$222,838

Income from operations	$44,963	$44,715	$153,173	$149,890
Transaction costs (d)	3,671	158	5,616	768
Adjusted income from operations	$48,634	$44,873	$158,789	$150,658

Net income	$31,105	$22,510	$105,519	$77,640
Income tax expense	3,034	11,703	15,402	40,760
Income before tax	34,139	34,213	120,921	118,400
Stock-based compensation expense (c)	3,263	2,830	8,777	8,476
Amortization of intangible assets (a)	8,191	7,141	24,241	21,338
Transaction costs (d)	3,671	158	5,616	768
Adjusted income before tax	49,264	44,342	159,555	148,982
Adjusted income tax expense (e)	(12,193)	(15,076)	(41,083)	(51,700)
Adjusted net income	$37,071	$29,266	$118,472	$97,282

Weighted average number of common shares—diluted	60,088,078	60,275,902	60,457,004	60,737,185
Diluted adjusted earnings per common share	$0.62	$0.49	$1.96	$1.60

(a)
Represents amortization of intangible assets, including approximately $4.5 million for the three months ended September 30, 2017 and 2016, and $13.7 million and $13.5 million for the nine months ended September 30, 2017 and 2016, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents rent expense in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(c)	Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

(d)
Represents costs incurred in connection with the disposition of assets in Ireland during the three months ended September 30, 2017, the May 2017 and January 2016 amendments to the credit agreement, secondary offerings, and completed acquisitions.

(e)
Represents income tax expense calculated on adjusted income before tax at a tax rate of approximately 25% and 26% for the three and nine months ended September 30, 2017, respectively, and of approximately 34% and 35% for the three and nine months ended September 30, 2016, respectively. The tax rate for 2017 represents an effective tax rate of approximately 36% applied to the expected adjusted income before tax for the full year, less the effect of the known excess tax benefit of $3.4 million and $21.9 million associated with stock option exercises and vesting of restricted stock which were recorded in the three and nine months ended September 30, 2017, respectively, as well as an estimate of additional excess tax benefits related to such equity transactions for the remainder of 2017, which the Company estimates in the range of $1.5 million to $2.0 million for the remainder of the year. However, the timing, volume and tax benefits associated with such future equity activity will affect these estimates and the estimated effective tax rate for the year.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock-based compensation expense, as well as the expenses related to secondary offerings, debt financing transaction expenses, dispositions and acquisitions. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The Company understands that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care services and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our $225.0 million revolving credit facility. Borrowings outstanding on our revolving credit facility at September 30, 2017 and December 31, 2016 were $65.5 million and $76.0 million, respectively.
The net impact on our liquidity from changes in foreign currency exchange rates was not material for the nine months ended September 30, 2017 and 2016, and the Company does not currently expect that the effects of continued potentially unfavorable changes in foreign currency exchange rates will have a material net impact on the Company’s liquidity, capital resources or results from operations for the remainder of 2017. We had $42.3 million in cash at September 30, 2017, of which $39.2 million was held in foreign jurisdictions. Operations outside of North America accounted for 22% of the Company’s consolidated revenue for the nine months ended September 30, 2017.
We had a working capital deficit of $202.7 million and $233.2 million at September 30, 2017 and December 31, 2016, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and other educational advisory segments, as well as to make scheduled principal and interest payments and for share repurchases.
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
On August 2, 2016, the board of directors of the Company authorized a share repurchase program of up to $300.0 million of the Company’s outstanding common stock, effective August 5, 2016. The Company repurchased 1.0 million shares of common stock for $74.9 million in the nine months ended September 30, 2017 under this authorization, and $207.9 million remained available at September 30, 2017. All repurchased shares have been retired. The share repurchase program, which has no expiration date, replaced the prior $250.0 million authorization announced February 4, 2015, of which $26.3 million remained available at the date the program was replaced.
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

Cash Flows	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$201,211	$164,953
Net cash used in investing activities	$(80,596)	$(72,773)
Net cash used in financing activities	$(95,067)	$(83,025)
Cash and cash equivalents (beginning of period)	$14,633	$11,539
Cash and cash equivalents (end of period)	$42,265	$19,484
Cash Provided by Operating Activities
Cash provided by operating activities was $201.2 million for the nine months ended September 30, 2017, compared to $165.0 million for the same period in 2016. The increase in cash provided by operating activities primarily resulted from the increase in net income of $27.9 million, which includes the $21.9 million excess tax benefit associated with the exercise of stock options and vesting of restricted stock recognized during the year upon the adoption of new accounting guidance for the accounting of stock-based compensation, as well as the $7.0 million tax benefit recorded in 2017 from the loss on investment of a subsidiary related to the disposition of our remaining assets in Ireland. The tax benefit from stock-based compensation was recorded to the balance sheet and reported as an increase to cash from financing activities in the prior year. The excess tax benefit for the nine months ended September 30, 2017 was significant due to the vesting of certain restricted stock and the volume of stock option exercises. The Company expects the excess tax benefit to approximate $1.5 million to $2.0 million for the remainder of 2017.

Cash Used in Investing Activities
Cash used in investing activities was $80.6 million for the nine months ended September 30, 2017 and was primarily related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. In the nine months ended September 30, 2017, the Company used $17.5 million to acquire ten centers in the Netherlands and three in the United States. Cash used in investing activities was $72.8 million for the same period in 2016 and was primarily related to fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and investments in technology, equipment and furnishings. In the nine months ended September 30, 2016, the Company used $22.3 million to acquire eight centers in the United Kingdom and a provider of back-up care in the United States.
Cash Used in Financing Activities
Cash used in financing activities amounted to $95.1 million for the nine months ended September 30, 2017 compared to $83.0 million for the same period in 2016. The increase in cash used in financing activities for the nine months ended September 30, 2017 was primarily due to share repurchases of $74.9 million, taxes paid related to the net share settlement of stock awards totaling $25.8 million, and net repayments of borrowings on the revolving credit facility totaling $10.5 million. These uses of cash were offset by proceeds primarily from the exercise of options to purchase common stock of $18.7 million and from the issuance and sale of restricted stock of $4.4 million. Cash used in financing activities for the nine months ended September 30, 2016 consisted principally of share repurchases of $95.7 million and taxes paid related to the net share settlement of stock awards totaling $7.7 million. These uses of cash were offset by proceeds primarily from the tax benefit of stock-based compensation in the amount of $10.5 million, the exercise of options to purchase common stock of $9.1 million, and net borrowings on the revolving credit facility of $6.0 million.
Debt
As of September 30, 2017, the Company’s $1.3 billion senior secured credit facilities consisted of $1.1 billion in a secured term loan facility and a $225.0 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Term loans	$1,069,625	$1,075,000
Deferred financing costs and original issue discount	(10,232)	(10,241)
Total debt	1,059,393	1,064,759
Less current maturities	10,750	10,750
Long-term debt	$1,048,643	$1,054,009
Borrowings outstanding on the revolving credit facility were $65.5 million at September 30, 2017 and $76.0 million at December 31, 2016.
All borrowings under the credit agreement are subject to variable interest. Borrowings under the term loan facility bear interest at a rate per annum of 1.25% over the base rate, or 2.25% over the Eurocurrency rate, which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one month LIBOR rate. The base rate is subject to an interest rate floor of 1.75% and the Eurocurrency rate is subject to an interest rate floor of 0.75%, but only with respect to the term loan facility. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.75% to 1.25% over the base rate, or 1.75% to 2.25% over the Eurocurrency rate.
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
On October 16, 2017, the Company entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements on $500 million notional amount of the outstanding term loan borrowings. These swap agreements are scheduled to mature on October 31, 2021. The Company is required to make monthly payments on the notional amount at a fixed average interest rate of approximately 1.90%. In exchange, the Company receives interest on the notional amount at a variable rate based on the one-month LIBOR rate, subject to a 0.75% floor.
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
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at September 30, 2017.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet arrangements.
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
On October 16, 2017, the Company entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements on $500 million notional amount of the outstanding term loan borrowings. These swap agreements are scheduled to mature on October 31, 2021. The Company is required to make monthly payments on the notional amount at a fixed average interest rate of approximately 1.90%. In exchange, the Company receives interest on the notional amount at a variable rate based on the one-month LIBOR rate, subject to a 0.75% floor. The Company may enter into additional derivatives or other market risk sensitive instruments in the future for the purpose of hedging or for trading purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The table below sets forth information regarding purchases of our common stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
July 1, 2017 to July 31, 2017	22,425	$76.30	22,425	$207,868
August 1, 2017 to August 31, 2017	—	$—	—	$207,868
September 1, 2017 to September 30, 2017	—	$—	—	$207,868
	22,425		22,425

(1)
On August 2, 2016, the board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s common stock, effective August 5, 2016. The share repurchase program, which has no expiration date, replaced the February 2015 authorization. The share repurchases during the three months ended September 30, 2017 were open market transactions pursuant to the August 2016 authorization. All repurchased shares have been retired.

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	November 7, 2017	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)