Form 10-K
period 2017-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2018-02-28
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of Bright Horizons Family Solutions Inc. computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2017 was approximately $3.9 billion.
As of February 16, 2018, there were 58,566,024 outstanding shares of the registrant’s common stock, $0.001 par value per share, which is the only outstanding capital stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, the industries in which we and our partners operate, industry, geographic and demographic trends, market and leadership position, performance and growth factors, demand for services, seasonality, competitive strengths and differentiators, growth strategies and opportunities for expansion, acquisitions and integration, investments, utilization rates, marketing strategies, intellectual property, regulatory compliance, employee and labor relationships, ability to attract new clients, our debt and indebtedness, ability to obtain financing, ability to attract key employees, dividend policy, impact of the macroeconomic environment, our properties and facilities, outcome of litigation and legal matters and proceedings, new center openings, center closings, future interest payments and interest rates, amortization expense, cash flow and use of cash, operating and capital expenditures, cash from operations, fixed asset expenditures, exchange rates, impact of the Tax Act and adjustments, tax benefits, tax rates, tax audits and settlements, credit risk, impact of new accounting pronouncements, share repurchases, repatriation of earnings, and insurance and worker's compensation claims.
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

PART I
Item 1. Business
Our Company
We are a leading provider of high-quality child care and early education, back-up dependent care and educational advisory services designed to help employers and families better address the challenges of work and family life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions, as well as other educational advisory services, as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of December 31, 2017, we had over 1,100 client relationships with employers across a diverse array of industries, including more than 150 Fortune 500 companies and more than 80 of Working Mother magazine’s 2017 “100 Best Companies for Working Mothers.” Our service offerings include:

•	full service center-based child care and early education (representing approximately 84% of our 2017 revenue);

•	back-up dependent care (representing approximately 13% of our 2017 revenue); and

•	educational advisory services (representing approximately 3% of our 2017 revenue).
As of December 31, 2017, we operated a total of 1,038 child care and early education centers across a wide range of customer industries with the capacity to serve approximately 116,000 children and their families in the United States, as well as in the United Kingdom, the Netherlands, Canada and India. We have consistently achieved satisfaction ratings of approximately 95% among respondents in our employer and parent satisfaction surveys and maintained an annual client retention rate of 94% for employer-sponsored centers over each of the past ten years.
Our History
Since 1986, we have operated child care and early education centers for employers and working families. In 1998, we transformed our business through the merger of Bright Horizons, Inc. and Corporate Family Solutions, Inc., both then Nasdaq-listed companies that were founded in 1986 and 1987, respectively. We were listed on Nasdaq from 1998 to May 2008 when we were acquired by investment funds affiliated with Bain Capital Partners LLC. We refer to this as our “going private transaction.” On January 30, 2013, we completed our initial public offering (the “IPO”) and our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BFAM.”
Throughout our history, we have continued to grow through challenging economic times while investing in our future. We have grown our international footprint to become a leading provider in the center-based child care market in the United Kingdom and have expanded into the Netherlands, Canada and India as a platform for further international expansion. In the United States, we have grown our partnerships with employer clients by expanding and enhancing our back-up dependent care services and by developing and growing our educational advisory services. We have and continue to invest in new technologies to better support our full suite of services as well as enhance our user experience, and we have expanded our marketing efforts with additional focus on maximizing occupancy levels in centers where we can improve our economics with increased enrollment.
Industry Overview
We compete in the global market for child care and early education services as well as the market for work/life services offered by employers as benefits to employees. The child care industry can generally be subdivided into center-based and home-based child care. We operate in the center-based market, which is highly fragmented.
The center-based child care market includes both retail and employer-sponsored centers and can be further divided into full-service centers and back-up centers. The employer-sponsored model, which has been central to our business since we were founded in 1986, is characterized by a single employer or consortium of employers entering into a long-term contract for the provision of child care at a center located at or near the employer sponsor’s worksite. The employer sponsor generally funds the development as well as ongoing maintenance and repair of a child care center and subsidizes the provision of child care services to make them more affordable for its employees.
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

Increasing Participation by Women and Two Working Parent Families in the Workforce.  A significant percentage of mothers currently participate in the workforce. In 2016, 65% of mothers with children under the age of 6 participated in the workforce in the United States, according to the Bureau of Labor Statistics. In 2016, women earned 53% of all doctorate degrees and 59% of master’s degrees in the United States, according to a 2017 report by the National Center for Education Statistics. We expect that the number of working mothers and two working parent families will continue to increase over time, resulting in an increase in the need for child care and other work/life services.
Greater Demand for High-Quality Center-Based Child Care and Early Education.  We believe that recognition of the importance of early education and consistent quality child care has led to increased demand for higher-quality center-based care. In 2007, the number of children aged 3 to 6 enrolled in center-based child care was 55%, compared to approximately 61% of such children in 2012, according to data gathered by the Federal Interagency Forum on Child and Family Statistics.
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
Recognized Return on Investment to Employers.  Based on studies we have conducted through our Horizons Workforce Consulting practice, we believe that employer sponsors of center-based child care and back-up dependent care services realize strong returns on their investments in terms of reduced turnover and increased productivity. We estimate that users of our back-up dependent care services have been able to work, on average, six days annually that they otherwise would have missed due to breakdowns in child care arrangements. Additionally, according to a 2017 survey of our clients, 99% of respondents reported that access to back-up dependent care helps their employees be more productive. We believe that this return on investment for employers will result in additional growth in employer-sponsored back-up dependent care services.
Growing Global Demand for Child Care and Early Education Services.  We expect that a long-term shift to service-based economies and an increasing emphasis on education by government and families will contribute to further growth in the global child care and early education market as well as the developing markets for back-up dependent care and educational advisory services. In addition, in certain countries in which we operate, public policy decisions have facilitated increased demand for child care and early education services. For example, in 2017, the United Kingdom increased the child care subsidy for 3 and 4 year olds from 15 hours per week to 30 hours per week, and the Netherlands increased the maximum hourly subsidy for future years ahead of cost of living increases. Both actions represent efforts to make child care more affordable for working families and thereby encourage parents to return and remain in the workforce.
Labor Shortage and Skills Gap.  Employers are facing potentially significant labor shortages and skills gaps as roughly 3.5 million baby boomers per year are now reaching retirement age of 65. As a result, there is a renewed focus on the importance of recruiting and retention, as well as the continued education and training of the existing workforce, including through alignment of learning and development goals with tuition reimbursement program funding. A recent survey found that 77% of executives believe there is a serious gap in workforce skills, increased from 58% in 2013. This problem will be further compounded by an increase in retirements and a shrinking workforce, according to a 2014 report by the U.S. Chamber of Commerce Foundation. We believe this potential need will encourage employers to invest in full service center-based child care, back-up dependent care and educational advisory services as a means to bolster recruitment and retention.
Our Competitive Strengths
Market Leading Service Provider
We believe we are the leader in the markets for employer-sponsored center-based child care and back-up dependent care, and that the breadth, depth and quality of our service offerings—developed over a successful 30-year history—represent significant competitive advantages. We estimate that we have approximately six times more employer-sponsored centers in the United States than our closest competitor, according to data obtained from the Child Care Information Exchange’s 2018 Employer Child Care Trend Report on center-based providers. We believe the broad geographic reach of our child care centers, with targeted clusters in areas where we believe demand is generally higher and where income demographics are attractive, provides us with a competitive platform to market our services to current and new clients.
Collaborative, Long-term Relationships with Diverse Customer Base
We have more than 1,100 client relationships with employers across a diverse array of industries, including more than 150 of the Fortune 500 companies, with our largest client contributing less than 2% of our revenue in fiscal 2017 and our largest 10 clients representing less than 8% of our revenue in the same year. Our business model emphasizes multi-year employer sponsorship contracts where our clients typically fund the development of new child care centers at or near to their worksites and frequently support the ongoing operations of these centers.

Our multiple service points with both employers and employees give us unique insight into the corporate culture of our clients. This enables us to identify and provide innovative and tailored solutions to address our clients’ specific work/life needs. In addition to full service center-based child care, we provide access to a multi-national back-up dependent care network and educational advisory support, allowing us to offer various combinations of services to best meet the needs of specific clients or specific locations for a single client. We believe our tailored, collaborative approach to employer-sponsored child care has resulted in an annual client retention rate for employer-sponsored centers of approximately 94% over each of the past ten years.
Commitment to Quality
Our business is anchored in our commitment to consistently provide high-quality service offerings to employers and families. We have designed our child care centers to meet or exceed applicable accreditation and rating standards in all of our key markets, including in the United States through the National Academy of Early Childhood Programs, a division of the National Association for the Education of Young Children (NAEYC), and in the United Kingdom through the ratings of the Office of Standards in Education (OFSTED). We believe our voluntary commitment to achieving accreditation standards offers a competitive advantage in securing employer sponsorship opportunities and in attracting and retaining families as an increasing number of potential and existing employer clients require adherence to accreditation criteria.
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
Market Leading People Practices
Our ability to deliver consistently high-quality care, education and other services is directly related to our ability to attract, retain and motivate our highly skilled workforce. We have consistently been named as a top employer by third-party sources in the United States, the United Kingdom and the Netherlands, including being named as one of the “100 Best Places to Work” by Fortune Magazine 17 times, as well as a great place to work in the United Kingdom and in the Netherlands by the Great Place to Work Institute. We have also been named the #1 Best Place to Work by the Boston Globe multiple times, including most recently in 2016.
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
Capital Efficient Operating Model Provides Platform for Growth with Attractive Economics
We have achieved uninterrupted year-over-year revenue and adjusted EBITDA growth for each of the last 16 years despite broader macro-economic fluctuations. With employer sponsors funding the majority of the capital required for new centers developed on their behalf, we have been able to grow our business with limited capital investment, which has contributed to strong cash flows from operations.
Proven Acquisition Track Record
We have an established acquisition team to pursue potential targets using a proven framework to effectively evaluate potential transactions with the goal of maximizing our return on investment while minimizing risk. Over the last ten years we have completed the acquisition of 412 child care centers in the United States, the United Kingdom and the Netherlands, as well as providers of back-up dependent care services and educational advisory services in the United States.
Our Growth Strategy
We believe that there are significant opportunities to continue to grow our business globally and expand our leadership position by continuing to execute on the following strategies.
Grow Our Client Relationships

•
Secure Relationships with New Employer Clients.  Our addressable market includes approximately 13,000 employers, each with at least 1,000 employees, within the industries that we currently service in the United States and the United Kingdom. Our dedicated sales force focuses on establishing new client relationships and is supported by our Horizons Workforce Consulting practice, which helps potential clients to identify the precise work/life offerings that will best meet their strategic goals.

•
Cross-Sell and Expand Services to Existing Employer Clients.  We believe there is a significant opportunity to increase the number of our clients that use more than one of our services, and to expand the services we provide to existing clients. Over the past five years, we have nearly doubled the number of our clients who utilize more than one of our services to 230 clients as of December 31, 2017.

•
Continue to Expand Through the Assumption of Management of Existing Sponsored Child Care Centers.  We occasionally assume the management of existing centers from the incumbent management, which enables us to develop new client relationships, typically with no capital investment and no purchase price payment.

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
Increase Utilization at Existing Centers
In addition to continuing to increase enrollment levels in our more recently opened profit and loss centers, we also look for opportunities to maximize enrollment at our mature profit and loss centers (centers that have been open for more than three years, as more fully described below) in order to achieve continued growth and improved center economics.
Selectively Add New Lease/Consortium Centers and Expand Through Selective Acquisitions
We have typically added approximately fifteen new lease/consortium centers (as more fully described below) annually for the past five years, focusing on urban or city surrounding markets where demand is generally higher and where income demographics are generally more supportive of a new center. In addition, we have a long track record of successfully completing and integrating selective acquisitions. The domestic and international markets for child care and other family support services remain highly fragmented. We will therefore continue to seek attractive opportunities both for center acquisitions and the acquisition of complementary service offerings.
Our Operations
Our primary operating and reporting segments are full-service center-based child care and back-up dependent care. Full-service center-based child care includes traditional center-based child care, preschool and elementary education. Back-up dependent care includes center-based back-up child care, in-home well child care, in-home mildly-ill child care and adult/elder care. Our remaining operations are included in other educational advisory services.

The following table sets forth our segment information for the periods indicated. Additional segment information is included in Note 15, “Segment and Geographic Information,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

	Full Service Center-Based Child Care	Back-up Dependent Care	Other Educational Advisory Services	Total
	(In thousands, except percentages)
Year ended December 31, 2017
Revenue	$1,457,754	$224,264	$58,887	$1,740,905
As a percentage of total revenue	84%	13%	3%	100%
Income from operations	$130,289	$60,373	$14,777	$205,439
As a percentage of total income from operations	63%	30%	7%	100%
Year ended December 31, 2016
Revenue	$1,321,699	$200,106	$48,036	$1,569,841
As a percentage of total revenue	84%	13%	3%	100%
Income from operations	$129,693	$57,620	$9,925	$197,238
As a percentage of total income from operations	66%	29%	5%	100%
Year ended December 31, 2015
Revenue	$1,236,762	$181,574	$40,109	$1,458,445
As a percentage of total revenue	85%	12%	3%	100%
Income from operations	$115,149	$56,891	$9,562	$181,602
As a percentage of total income from operations	64%	31%	5%	100%
Full-Service Center-Based Child Care Services
We provide our center-based child care services under two general business models: a cost-plus model, where we are paid a fee by an employer client for managing a child care center on a cost-plus basis; and a profit and loss (“P&L”) model, where we assume the financial risk of operating a child care center. The P&L model is further classified into two subcategories:

•	a sponsor model, where we provide child care and early education services on either an exclusive or priority enrollment basis for the employees of a specific employer sponsor; and

•
a lease/consortium model, where we provide child care and early education services to the employees of multiple employers located within a real estate development (for example, an office building or office park), as well as to families in the surrounding community.

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
Tuition paid by families varies depending on the age of the child, the child's attendance schedule, the geographic location and the extent to which an employer sponsor subsidizes tuition. Based on a sample of 360 of our child care and early education centers in the United States, the current average tuition rates at our centers are $1,900 per month for infants (typically ages three to sixteen months), $1,730 per month for toddlers (typically ages sixteen months to three years) and $1,400 per month for preschoolers (typically ages three to five years). Tuition at most of our child care and early education centers is payable in advance and is due either monthly or weekly. In most cases, families pay tuition through payroll deductions or through Automated Clearing House withdrawals.
Revenue per center typically averages between $1.5 million and $1.9 million at our centers in North America, and averages between $0.9 million and $1.2 million at our centers in Europe, primarily due to the larger average size of our centers in North America. Gross margin at our centers typically averages between 20% and 25%, with our cost-plus model centers typically at the lower end of that range and our lease/consortium centers at the higher end.
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
Selling, general and administrative expenses (“SGA”) relating to full-service center-based child care consist primarily of salaries, payroll taxes and benefits (including stock-based compensation costs) for non-center personnel, which includes corporate, regional and business development personnel, accounting and legal, information technology, occupancy costs for corporate and regional personnel, management/advisory fees and other general corporate expenses.
Back-Up Dependent Care Services
We provide back-up dependent care services through our full-service centers, our dedicated back-up centers, and through our Back-Up Care Advantage (“BUCA”) program. BUCA offers access to a contracted network of approximately 3,000 in-home care agencies and center-based providers in locations where we do not otherwise have centers with available capacity.
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
Care is arranged through a 24 hours-a-day contact center, online or via our mobile application, allowing employees to reserve care in advance or at the last minute. We operate our own contact center in Broomfield, Colorado and we contract with additional contact centers located in North Carolina, Missouri, and Illinois to complement our ability to handle demand fluctuations, provide business continuity, and deliver seamless service 24 hours a day.
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
Educational Advisory Services
Our educational advisory services consist of our EdAssist and College Coach services. Educational advisory services revenue is comprised of fees paid by employer clients and network school partners, as well as retail fees collected from users at the point of service. Cost of services consist of personnel and direct service costs of the contact centers, and other expenses related to the coordination and delivery of outsourced tuition reimbursement program management, advisory and counseling services. SGA related to educational advisory services is similar to SGA for back-up dependent care. The educational advisory services segment is managed by a Senior Vice President who has responsibility for the growth and profitability of this division.
EdAssist.  EdAssist provides tuition reimbursement program management services for corporate clients. Administration services are provided through a proprietary software system for processing and data analytics, as well as a team of compliance professionals who audit and process employee's applications for tuition reimbursement and enforce the employer client's policies. We also provide educational advising to client employees on a one-on-one basis through our team of advisors, who help employees make better decisions regarding their education. Customer service is also provided through the contact center in Broomfield, Colorado. The EdAssist services derive revenue directly from fees paid by employers under contracts that are typically three years in length.
College Coach.  College Coach provides college admissions advisory services through our team of experts, all of whom have experience working at senior levels in admissions or financial aid at colleges and universities. We work with employer clients who offer these services as a benefit to their employees, and we also provide these services directly to families on a retail basis. We have 10 College Coach offices in the United States, located primarily in metropolitan areas, where we believe the demand for these services is greatest. College Coach derives revenue mainly from employer clients who contract with us for a specified number of workshops, access to our proprietary online learning center and individual counseling.
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
Geography
We operate in two primary regions: North America, which includes the United States, Canada and Puerto Rico, and Europe, which we define to include the United Kingdom, the Netherlands, and India. The following table sets forth certain financial data for these geographic regions for the periods indicated.

	North America	Europe and Other	Total
	(In thousands, except percentages)
Year ended December 31, 2017
Revenue	$1,353,032	$387,873	$1,740,905
As a percentage of total revenue	78%	22%	100%
Long-lived assets, net	$333,526	$241,659	$575,185
As a percentage of total fixed assets, net	58%	42%	100%
Year ended December 31, 2016
Revenue	$1,277,165	$292,676	$1,569,841
As a percentage of total revenue	81%	19%	100%
Long-lived assets, net	$322,267	$207,165	$529,432
As a percentage of total fixed assets, net	61%	39%	100%
Year ended December 31, 2015
Revenue	$1,182,629	$275,816	$1,458,445
As a percentage of total revenue	81%	19%	100%
Long-lived assets, net	$308,469	$121,267	$429,736
As a percentage of total fixed assets, net	72%	28%	100%
Our international business primarily consists of child care centers throughout the United Kingdom and the Netherlands and is overseen by a Managing Director. As of December 31, 2017, we had a total of 341 centers in Europe and 697 centers in North America. We completed the disposition of our remaining three centers in Ireland in 2017, and at December 31, 2017, we no longer operated child care centers in that country.
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
Competition
We believe that we are a leading provider in the markets for employer-sponsored center-based child care and back-up dependent care. We estimate that we have approximately six times more market share in the United States than our closest competitors who provide employer-sponsored center-based child care. The market for child care and early education services is highly fragmented, and we compete for enrollment and for sponsorship of child care and early education centers with a variety of other businesses including large community-based child care companies, regional child care providers, family day care (operated out of the caregiver’s home), nannies, for-profit and not-for-profit full- and part-time nursery schools, private schools and public elementary schools, and not-for-profit and government-funded providers of center-based child care. Our principal competitors for employer-sponsored centers include KinderCare Education and New Horizons Academy in the United States and Childbase and Busy Bees in the United Kingdom. Competition for back-up dependent care and educational advising comes from some of these same competitors in addition to employee assistance programs, and smaller work/life companies. We compete for enrollment on a center-by-center basis with some of the providers named above, along with many local and national providers, such as Learning Care Group, Goddard Schools, Primrose Preschools, The Co-operative Childcare, Smallsteps, and Partou in the United States, the United Kingdom and the Netherlands.
We believe that the key factors in the competition for enrollment are quality of care, site convenience and cost. We believe that many center-based child care providers are able to offer care at lower prices than we do by utilizing less intensive adult-to-child ratios and offering their staff lower compensation and limited or less affordable benefits. While our tuition levels are generally higher than our competitors, we compete primarily based on the convenience of a work-site location and a higher level of program quality. In addition, many of our competitors may have access to greater financial resources (such as access to government funding or other subsidies), or may benefit from broader name recognition (such as established regional providers) or comply, or are required to comply, with fewer or less costly health, safety, and operational regulations than those with which we comply (such as the more limited health, safety and operational regulatory requirements typically applicable to family day care operations in caregivers’ homes). We believe that our primary focus on employer clients and track record for achieving and maintaining high-quality standards distinguishes us from our competitors. We believe we are well-positioned to continue attracting new employer sponsors due to our extensive service offerings, established reputation, position as a quality leader and track record of serving major employer sponsors for more than 30 years.
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
Employees
As of December 31, 2017, we had approximately 31,600 employees (including part-time and substitute teachers), of whom approximately 2,000 were employed at our corporate, divisional and regional offices, and the remainder of whom were employed at our child care and early education centers. Child care and early education center employees include teachers and support personnel. The total number of employees includes approximately 10,600 employees working outside of the United States. We conduct annual surveys to assess employee engagement and overall well-being, and can adjust programs, benefits offerings, trainings, communications and other support to meet employee needs and enhance retention. We have a long track record of being named a “Best Place to Work” by Fortune Magazine in the United States and more recently in the United Kingdom and the Netherlands based largely upon employee responses to surveys. One child care center, comprised of fewer than 30 employees, is represented by a labor union. We believe we have a good relationship with the labor union, its representatives and these employees. We believe our relationships with our employees are good.
Facilities
Our child care and early education centers are primarily operated at work-site locations and vary in design and capacity in accordance with employer sponsor needs and state and local regulatory requirements. Our North American child care and early education centers typically have an average capacity of 127 children. Our locations in Europe have an average capacity of 83 children. As of December 31, 2017, our child care and early education centers had a total licensed capacity of approximately 116,000 children, with the smallest center having a capacity of 12 children and the largest having a capacity of approximately 572 children.
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
Available Information
We file or furnish reports and other information with the Securities and Exchange Commission (“SEC.”) We make available, free of charge, on our corporate website www.brighthorizons.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information filed with the SEC is also available at www.sec.gov. References to these websites do not constitute incorporation by reference of the information contained therein and should not be considered part of this document.
Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report should be carefully considered. Set forth below are certain risks related to our business, industry and common stock.
Changes in the demand for child care and other dependent care services, which may be negatively affected by economic conditions, may affect our operating results.
Our business strategy depends on employers recognizing the value in providing employees with child care and other dependent care services as an employee benefit. The number of employers that view such services as cost-effective or beneficial to their workforces may not continue to grow at the levels we anticipate or may diminish. In addition, demographic trends, including the number of two working parent or working single parent families in the workforce, may not continue to lead to increased demand for our services. Such changes could materially and adversely affect our business and operating results.
Even among employers that recognize the value of our services, demand may be adversely affected by general economic conditions. Uncertainty or a deterioration in economic conditions could lead to reduced demand for our services as employer clients may reduce or eliminate their sponsorship of work and family services, and prospective clients may not commit resources to such services. In addition, a reduction in the size of an employer’s workforce could negatively impact the demand for our services and result in reduced enrollment or failure of our employer clients to renew their contracts. A deterioration of general economic conditions may adversely impact the need for our services because out-of-work parents may decrease or discontinue the use of child care services, or be unwilling to pay tuition for high-quality services. Additionally, we may not be able to increase tuition at a rate consistent with increases in our operating costs. If demand for our services were to decrease, it could disrupt our operations and have a material adverse effect on our business and operating results.
Our business depends largely on our ability to hire and retain qualified teachers.
Our business depends on our ability to attract, train, and retain the appropriate mix of qualified employees. Our industry traditionally has experienced high turnover rates. In addition, state laws require our teachers and other staff members to meet certain educational and other minimum requirements, and we often require that teachers and staff at our centers have additional qualifications. We are also required by state laws to maintain certain prescribed minimum adult-to-child ratios. If we are unable to hire and retain qualified teachers at a center, we could be required to reduce enrollment or be prevented from accepting additional enrollment in order to comply with such mandated ratios. In certain markets, we may experience difficulty in attracting, hiring and retaining qualified teachers, which may require us to offer increased salaries and enhanced benefits. Increased salaries and enhanced benefits could result in increased costs at centers located in competitive markets. Difficulties in hiring and retaining qualified personnel may also affect our ability to meet growth objectives in certain geographies and to take advantage of additional enrollment opportunities at our child care and early education centers in these markets.
Because our success depends substantially on the value of our brands and reputation as a provider of choice, adverse publicity could impact the demand for our services.
Our brand is critical to our business. Adverse publicity concerning reported incidents or allegations of inappropriate, illegal or harmful acts to a child at any child care center or by a caregiver, whether or not directly relating to or involving Bright Horizons, could result in decreased enrollment at our child care centers, termination of existing corporate relationships or inability to attract new corporate relationships, or increased insurance costs, all of which could adversely affect our operations. Brand value and our reputation can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in substantial litigation. These incidents may arise from events that are beyond our ability to control and may damage our brands and reputation, such as instances of abuse or actions taken (or not taken) by one or more center managers, teachers, or caregivers relating to the health, safety or welfare of children in our care. In addition, from time to time, customers and others make claims and take legal action against us. Whether or not claims have merit, they may adversely affect our reputation and the demand for our services. Such demand could also diminish significantly if any such incidents or other matters erode consumer confidence in us or our services, which would likely result in lower sales, and could materially and adversely affect our business and operating results. Any reputational damage could have a material adverse effect on our brand value and our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Our substantial indebtedness could adversely affect our financial condition.
We have a significant amount of indebtedness from the issuance of our term loans and borrowings under our revolving credit facility. Information on our debt is included in “Management's Discussion and Analysis” in Item 7 of this Annual Report and Note 9, “Credit Arrangements and Debt Obligations,” to our consolidated financial statements in Item 8 of this Annual Report. Our level of debt could have important consequences, including:

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements increasing our cost of borrowing;

•
requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limiting our flexibility in planning for, and reacting to, changes in the industry in which we compete; and

•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates.
In addition, borrowings under our senior secured credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows and impact future earnings. While we have entered into variable-to-fixed interest rate swap agreements limiting our exposure to higher interest rates on a portion of our debt, and may enter into additional agreements in the future, any such agreements may not offer complete protection from this risk and may carry additional risks. For information regarding our sensitivity to changes in interest rates, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of this Annual Report.
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
Acquisitions present many risks and may disrupt our operations. We also may not realize the financial and strategic goals that were contemplated at the time of the transaction.
Acquisitions are an integral part of our growth strategy. Acquisitions involve numerous risks, including potential difficulties in the integration of acquired operations, such as bringing new centers through the re-licensing or accreditation processes, successfully implementing our curriculum programs, diversion of management’s attention and resources in connection with an acquisition and its integration, loss of key employees of the acquired operations, and failure of acquired operations to effectively and timely adopt our internal control processes and other policies. Additionally, the financial and strategic goals that were contemplated at the time of the transaction may not be realized due to increased costs, undisclosed liabilities not covered by insurance or by the terms of the acquisition, write-offs or impairment charges relating to goodwill and other intangible assets, and other unexpected integration costs. We also may not have success in identifying, executing and integrating acquisitions in the future. The occurrence of any of these risks could have an impact on our business, results of operation, financial condition or cash flows, particularly in the event of a larger acquisition or concurrent acquisitions.
Breaches in data security and other information technology interruptions could adversely affect our financial condition and operating results.
For various operational needs, we collect and store certain personal information from our clients, the families and children we serve, and our employees, including credit card information, which may expose us to increased risk of privacy and/or security breaches as well as increased vulnerability to cyber-attacks.  We utilize third-party vendors and electronic payment methods to process and store some of this information.  While we have policies and practices that protect our data, failure of these systems to operate effectively or a compromise in the security of our systems that results in unauthorized persons or entities obtaining personal information could materially and adversely affect our reputation and our operations, operating results, and financial condition. Breaches in our data security, those of our affiliates or other third-parties, could expose us to risks of data loss, inappropriate disclosure of confidential or proprietary information, litigation or the imposition of penalties against us, liability, and could result in a disruption of our operations. Any relating negative publicity could significantly harm our reputation and could materially and adversely affect our business and operating results.
In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business, including the European Union’s General Data Protection Regulation, compliance with those requirements could result in additional costs and failure to comply with such regulations could result in significant penalties and damages which could materially and adversely affect our business and financial condition.
The growth of our business may be adversely affected if we do not implement our growth strategies and initiatives successfully.
Our ability to grow in the future will depend upon a number of factors, including the ability to develop and expand new and existing client relationships, to continue to provide and expand the high-quality services we offer, to hire and train qualified personnel, and to expand and grow in existing and future markets. Achieving and sustaining growth requires the successful execution of our growth strategies, which may require the implementation of enhancements to operational and financial systems, expanded sales and marketing capacity, and additional or new organizational resources. We may be unable to manage our expanding operations effectively, or we may be unable to maintain or accelerate our growth.
Changes in laws and regulations could impact the way we conduct business.
Our child care and early education centers are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other issues, the adequacy of buildings and equipment, licensed capacity, the ratio of adults to children, educational qualifications and training of staff, record keeping, dietary program, daily curriculum, hiring practices and compliance with health and safety standards. Failure of a child care or early education center to comply with applicable regulations and requirements could subject it to governmental sanctions, which can include fines, corrective orders, probation or, in more serious cases, suspension or revocation of one or more of our child care centers’ licenses to operate, and require significant expenditures to bring those centers into compliance.
Our continued profitability depends on our ability to pass on our increased costs to our customers.
Hiring and retaining key employees and qualified personnel, including teachers, is critical to our business. Because we are primarily a service business, inflationary factors and regulatory changes that contribute to wage and benefits cost increases result in significant increases in the costs of running our business. Although we expect to pay employees at rates above the minimum wage, increases in the statutory minimum wage rates could result in a corresponding increase in the wages and benefits we pay to our employees. Additionally, increased competition for teachers in certain markets could result in significant increases in the costs of running our business. Further, employee organizing efforts could also increase our payroll and benefits expenses. Our success depends on our ability to continue to pass along these costs to our customers and to meet our changing labor needs while controlling costs. In the event that we cannot increase the cost of our services to cover these higher wage and benefit costs without reducing customer demand for our services, our revenues could be adversely affected, which could have a material adverse effect on our financial condition and results of operations, as well as our growth.
Our business activities subject us to litigation risks that may lead to significant reputational damage, monetary damages and other remedies and increase our litigation expense.
Because of the nature of our business, we may be subject to claims and litigation alleging negligence, inadequate supervision, illegal, inappropriate or abusive behavior, or other grounds for liability arising from injuries or other harm to the people we serve, primarily children. We may also be subject to employee claims based on, among other things, discrimination, harassment or wrongful termination. These claims and lawsuits could result in damages and other costs that our insurance may be inadequate to cover. In addition to diverting our management resources, such allegations may result in publicity that may materially and adversely affect us and our brands, regardless of the validity of such allegations. Any such claim or the publicity resulting from claims may have a material adverse effect on our business, reputation, results of operations and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for our services from employer sponsors and families.
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
The success of our business depends on the actions of our employees. In our international locations, we are highly dependent on our local management and operating staff to operate our centers in these markets in accordance with local law and best practices. If the local management or operating staff were to leave our employment, we would have to expend significant time and resources building up our management or operational expertise. Such a transition could adversely affect our reputation in these markets and could materially and adversely affect our business and operating results.
We are subject to inherent risks attributed to operating in a global economy. As of December 31, 2017, we had 343 centers located in four foreign countries. If the international markets in which we compete are affected by changes in political, social, legal, economic, or other factors, such as the economic uncertainty resulting from the United Kingdom's exit from the European Union (commonly referred to as “Brexit”), our business and operating results may be materially and adversely affected. Our international operations may subject us to additional risks that differ in each country in which we operate, and such risks may negatively affect our results. The factors impacting the international markets in which we operate may include changes in laws and regulations affecting the operation of child care centers, the imposition of restrictions on currency conversion or the transfer of funds, or increases in the taxes paid and other changes in applicable tax laws.
Our business is exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
As a multinational company, we conduct our business in a variety of markets and are therefore subject to market risk for changes in foreign currency exchange rates. Instability in European financial markets or other events, such as the economic uncertainty resulting from Brexit, could cause fluctuations in exchange rates that may adversely affect our revenues and net earnings. Approximately 22% of our revenue was generated outside the United States in 2017. While most of our revenues, costs and debts are denominated in U.S. dollars, revenues and costs from our operations outside of the United States are denominated in the currency of the country in which the center is located, and these currencies could become less valuable as a result of exchange rate fluctuations. Changes in foreign currency exchange rates could materially and adversely affect our business and operating results.
Changes in our relationships with employer sponsors may affect our operating results.
We derive a significant portion of our business from child care and early education centers associated with employer sponsors for whom we provide these services at single or multiple sites pursuant to contractual arrangements. Our contracts with employers for full service center-based child care typically have terms of three to ten years, and our contracts related to back-up dependent care and educational advisory services typically have terms of one to three years. While we have a history of consistent contract renewals, we may not experience a similar renewal rate in the future. The termination or non-renewal of a significant number of contracts or the termination of a multiple-site client relationship could have a material adverse effect on our business, results of operations, financial condition or cash flows.
Significant increases in the costs of insurance or of insurance claims or our deductibles may negatively affect our profitability.
We currently maintain the following major types of commercial insurance policies: workers’ compensation, commercial general liability (including coverage for sexual and physical abuse), professional liability, automobile liability, excess and “umbrella” liability, commercial property coverage, student accident coverage, employment practices liability, commercial crime coverage, fiduciary liability, privacy breach/cyber liability and directors’ and officers’ liability. These policies are subject to various limitations, exclusions and deductibles. A portion of our general liability coverage is provided by our wholly-owned captive insurance entity. To date, we have been able to obtain insurance in amounts we believe to be appropriate. However, there is no assurance that our insurance, particularly coverage for sexual and physical abuse, will adequately cover our claims, may not continue to be readily available to us in the form or amounts we have been able to obtain in the past, or our insurance premiums could materially increase in the future as a consequence of conditions in the insurance business or in the child care industry.
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
As a global company, we are subject to income and other taxes in the U.S. and foreign jurisdictions, and our future tax rates and operations may be adversely affected by a number of factors, including changes in tax laws or the interpretation of such tax laws in the various jurisdictions in which we operate; changes in the estimated realization of our deferred tax assets and settlement of our deferred tax liabilities; the jurisdictions in which profits are determined to be earned and taxed; incremental taxes upon repatriation of non-U.S. earnings; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods. In addition, on December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. While we have estimated the effects of the Tax Act, we continue to refine those estimates with the possibility they could change, and those changes could be material. Any increases in income tax rates or changes in income tax laws could have a material adverse impact on our financial results.
We cannot guarantee that we will repurchase our common stock pursuant to our stock repurchase program or that our stock repurchase program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
On August 2, 2016, our board of directors authorized a share repurchase program pursuant to which the Company was authorized to repurchase shares of our common stock up to a total repurchase price of $300 million.  Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Stock may be purchased from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. For example, the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
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
Other unforeseen events, including war, terrorism and other international, regional or local instability or conflicts (including labor issues), embargoes, natural disasters such as earthquakes, tsunamis, hurricanes, or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations or result in political or economic instability. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public as a result of one or more of these events.
Our stock price could be extremely volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.
Since our IPO in January 2013, the price of our common stock, as reported on the New York Stock Exchange, has ranged from a low of $27.50 on January 25, 2013 to a high of $98.84 on February 1, 2018. In addition, the stock market in general can be highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere herein and others such as:

•	variations in our operating performance and the performance of our competitors;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us, our competitors, or our industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war, or periods of widespread civil unrest;

•	natural disasters and other calamities; and

•	changes in general market and economic conditions.
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
As of February 16, 2018, there were 58,566,024 shares of common stock outstanding. We have stockholders who each presently beneficially own more than 5% of our outstanding common stock. Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock.
In addition, certain holders of shares of our common stock may require us to register their shares for resale under the federal security laws, and holders of additional shares of our common stock would be entitled to have their shares included in any such registration statement, all subject to reduction upon the request of the underwriter(s) of the offering, if any. Registration of those shares would allow the holders to immediately resell their shares in the public market. Any such sales or anticipation thereof could cause the market price of our common stock to decline.
In addition, we have registered 5 million shares of common stock that are reserved for issuance under our 2012 Omnibus Long-Term Incentive Plan. As of December 31, 2017, there were approximately 1.8 million shares of common stock available for grant.
Provisions in our charter documents and Delaware law may deter takeover efforts that could be beneficial to stockholder value.
Our certificate of incorporation and restated bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and limitations on actions by our stockholders, including the need for super majority approval to amend, alter, change or repeal specified provisions of our certificate of incorporation and bylaws, a prohibition on the ability of our stockholders to act by written consent and certain limitations on the ability of our stockholders to call a special meeting. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than Bain Capital Partners. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the Company may be unsuccessful.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 89,000 square feet of office space for our corporate headquarters in Watertown, Massachusetts under an operating lease that expires in 2020, with two ten year renewal options. We also lease approximately 50,000 square feet for our contact center in Broomfield, Colorado, as well as spaces for regional administrative offices including locations in Rushden and London in the United Kingdom, and Amsterdam, in the Netherlands.
As of December 31, 2017, we operated 1,038 child care and early education centers in 42 U.S. states and the District of Columbia, Puerto Rico, the United Kingdom, Canada, the Netherlands and India, of which 108 were owned, with the remaining centers being operated under leases or operating agreements. Leases typically have initial terms ranging from 10 to 15 years with various expiration dates, often with renewal options. The following table summarizes the locations of our child care and early education centers as of December 31, 2017:

Location	Number of Centers	Location	Number of Centers
United States:
Alabama	2	Montana	2
Alaska	1	Nebraska	4
Arizona	9	Nevada	2
California	77	New Hampshire	3
Colorado	16	New Jersey	47
Connecticut	17	New York	57
Delaware	5	North Carolina	18
District of Columbia	19	Ohio	5
Florida	34	Oklahoma	4
Georgia	25	Oregon	1
Illinois	47	Pennsylvania	57
Indiana	7	Puerto Rico	1
Iowa	8	Rhode Island	1
Kentucky	6	South Carolina	5
Louisiana	3	South Dakota	2
Maine	1	Tennessee	3
Maryland	14	Texas	34
Massachusetts	62	Utah	4
Michigan	13	Virginia	21
Minnesota	9	Washington	29
Mississippi	1	West Virginia	2
Missouri	8	Wisconsin	9
		Total number of centers in the United States	695
Canada			2
United Kingdom			298
Netherlands			41
India			2
		Total number of centers	1,038
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
Item 4. Mine Safety Disclosures
None.
Executive Officers of the Registrant
Set forth below is certain information about our executive officers. Ages are as of December 31, 2017.
David H. Lissy, age 52, has served as Executive Chairman of the Company since January 2018 and as a director of the Company since 2001. Mr. Lissy served as Chief Executive Officer of the Company from January 2002 to January 2018. Previously he served as Chief Development Officer of the Company from 1998 until January 2002 and as Executive Vice President from June 2000 to January 2002. He joined Bright Horizons in August 1997 and served as Vice President of Development until the merger with CorporateFamily Solutions, Inc. in July 1998. Prior to joining Bright Horizons, Mr. Lissy served as senior vice president/general manager at Aetna U.S. Healthcare in the New England region. Prior to that Mr. Lissy held a similar role at US Healthcare, Inc. prior to that company’s acquisition by Aetna. Mr. Lissy currently serves on the boards of Altegra Health, Jumpstart and Ithaca College.
Stephen H. Kramer, age 47, has served as Chief Executive Officer and a director of the Company since January 2018 and as President of the Company since January 2016. Mr. Kramer served as the Chief Development Officer from January 2014 until January 2016 and as Senior Vice President, Strategic Growth & Global Operations from January 2010 until December 2013. He served as Managing Director, Europe based in the United Kingdom from January 2008 until December 2009. He joined Bright Horizons in September 2006 through the acquisition of College Coach, which he co-founded and led for eight years. Previously he was an Associate at Fidelity Ventures, the venture capital arm of Fidelity Investments and a consultant with Arthur D. Little.
Mandy Berman, age 47, has served as the Executive Vice President and Chief Administrative Officer of the Company since January 2016.  From January 2014 until December 2015, Ms. Berman served as Executive Vice President, Back-up and Global Operations and, from September 2005 to December 2013, she served as Vice President, Back-up Care Operations and then Senior Vice President, Back-up Care Operations.  Ms. Berman joined Bright Horizons through the acquisition of ChildrenFirst, Inc. in 2005 and as Vice President of Special Projects.  Prior to joining Bright Horizons, Ms. Berman was part of the founding team for Project Achieve, a provider of management information systems for charter and public schools, and was a management consultant for the Parthenon Group.
Elizabeth J. Boland, age 58, has served as Chief Financial Officer of the Company since June 1999. Ms. Boland joined Bright Horizons in September 1997 and served as Chief Financial Officer and, subsequent to the merger between Bright Horizons and CorporateFamily Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. From 1994 to 1997, Ms. Boland was chief financial officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as vice president-finance for Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. From 1981 to 1990, she worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager.
Mary Lou Burke Afonso, age 53, has served as Chief Operating Officer, North America Center Operations of the Company since January 2016 and is a 20-year veteran of the Company.  Ms. Burke Afonso served as the Company’s Executive Vice President of North America Center Operations from January 2014 until December 2015 and, from January 2005 to December 2013, she served as Senior Vice President, Client Relations. Prior to that she has served in a variety of leadership positions in Finance, Center Operations, Business Operations, Client Relations, and College Coach.  Prior to joining Bright Horizons in 1995, Ms. Burke Afonso served as the controller for BOSE Corporation in France and controller of their retail division in the U.S.  She also worked on the audit staff at Price Waterhouse, LLP in Boston.
Stephen I. Dreier, age 75, has served as Executive Vice President and Secretary of the Company since January 2016. He joined Bright Horizons as Vice President and Chief Financial Officer in August 1988 and became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as Bright Horizons’ Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer. Mr. Dreier served as Chief Administrative Officer of the Company from 1997 until December 2015. From 1976 to 1988, Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company.

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

2017:	High	Low
First quarter	$72.51	$65.00
Second quarter	$81.23	$69.48
Third quarter	$86.30	$75.65
Fourth quarter	$95.82	$84.38

2016:	High	Low
First quarter	$70.59	$60.18
Second quarter	$67.44	$63.15
Third quarter	$69.95	$63.40
Fourth quarter	$72.80	$59.00
As of February 16, 2018, there were 28 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
October 1, 2017 to October 31, 2017	—	$—	—	$207,868
November 1, 2017 to November 30, 2017	1,000,000	$87.26	1,000,000	$120,608
December 1, 2017 to December 31, 2017	—	$—	—	$120,608
	1,000,000		1,000,000
(1) On August 2, 2016, the board of directors of the Company authorized a share repurchase program of up to $300 million of our common stock, effective August 5, 2016. The share repurchase program, which has no expiration date, replaced the prior February 4, 2015 authorization. The share repurchases during the three months ended December 31, 2017 were purchased in November 2017 in a single block trade in connection with an underwritten secondary offering. All repurchased shares have been retired.

Equity Compensation Plans
The following table provides information as of December 31, 2017 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,092,678	$42.15	1,774,790
Equity compensation plans not approved by security holders	—	—	—
Total	3,092,678	$42.15	1,774,790
(1) The number of securities includes 36,886 shares that may be issued upon the settlement of restricted stock units. The restricted stock units are excluded from the weighted average exercise price calculation.
Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the total return to stockholders on our common stock from January 25, 2013, the date our stock became listed on the NYSE, through December 31, 2017, relative to the total return of the following:

•	the New York Stock Exchange Composite Index;

•
the Russell Midcap Growth Index. In 2017, Bright Horizons selected a new peer group index as a comparable for the year ended December 31, 2017 due to merger and acquisition activity and business model changes in certain of the underlying companies included in the Old Peer Group (see below for composition) that resulted in such Old Peer Group no longer being considered an appropriate comparable. As there is a lack of public company comparables in our industry, with most of our peers operating as private companies or divisions of larger diversified companies, there is no widely recognized published industry indices. We determined that an equity index for companies with similar market capitalization and growth objectives would provide for a more appropriate peer group and we believe the Russell Midcap Growth index will provide a better and more consistent comparison to the Company. The Russell Midcap Growth Index is a subset of the Russell 1000 Index and is composed of select companies from the 800 smallest companies of the Russell 1000 Index that display higher forecasted growth values.

•
the old (previous) peer group consisted of the following five companies in the education and contracted outsourced/business services sector: The Advisory Board Company, The Corporate Executive Board Company, Healthways, Wageworks, and Nord Anglia Education, Inc. (the “Old Peer Group”).

The graph assumes that $100 was invested in our common stock, and in the indices and peer group noted above, and that all dividends, if any, were reinvested. No dividends have been declared or paid on our common stock since January 25, 2013.

The stock price performance shown in the graph is not necessarily indicative of future performance.

	January 25, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Bright Horizons Family Solutions Inc.	$100.00	$129.73	$166.00	$235.88	$247.25	$331.93
NYSE Composite Index	$100.00	$119.71	$127.92	$122.82	$137.65	$163.64
Russell Midcap Growth Index	$100.00	$127.13	$142.26	$141.98	$152.38	$190.88
Old Peer Group	$100.00	$156.97	$150.21	$132.44	$148.18	$188.85

Item 6. Selected Financial Data
The following table sets forth our selected historical consolidated financial data for the periods indicated, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report and the consolidated financial statements and the related notes thereto appearing in Item 8 of this Annual Report on Form 10-K. The selected historical financial data has been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share data)
Consolidated Statement of Income Data:
Revenue	$1,740,905	$1,569,841	$1,458,445	$1,352,999	$1,218,776
Cost of services	1,310,295	1,178,994	1,100,690	1,039,397	937,840
Gross profit	430,610	390,847	357,755	313,602	280,936
Selling, general and administrative expenses	188,939	163,967	148,164	137,683	141,827
Amortization of intangible assets	32,561	29,642	27,989	28,999	30,075
Other expenses (1)	3,671	—	—	—	—
Income from operations	205,439	197,238	181,602	146,920	109,034
Loss on extinguishment of debt (2)	—	(11,117)	—	—	(63,682)
Interest expense—net	(44,039)	(42,924)	(41,446)	(34,606)	(40,541)
Income before income taxes	161,400	143,197	140,156	112,314	4,811
Income tax (expense) benefit (3)	(4,437)	(48,437)	(46,229)	(40,279)	7,533
Net income	156,963	94,760	93,927	72,035	12,344
Net loss attributable to non-controlling interest	—	—	—	—	(279)
Net income attributable to Bright Horizons Family Solutions Inc.	$156,963	$94,760	$93,927	$72,035	$12,623
Allocation of net income to common stockholders:
Common stock—basic	$155,995	$93,919	$93,287	$71,755	$12,623
Common stock—diluted	$156,016	$93,938	$93,303	$71,761	$12,623
Earnings per common share:
Common stock—basic	$2.65	$1.59	$1.53	$1.09	$0.20
Common stock—diluted	$2.59	$1.55	$1.50	$1.07	$0.20
Weighted average number of common shares outstanding:
Common stock—basic	58,873,196	59,229,069	60,835,574	65,612,572	62,659,264
Common stock—diluted	60,253,691	60,594,895	62,360,778	67,244,172	64,509,036
Consolidated Balance Sheet Data (at period end):
Total cash and cash equivalents	$23,227	$14,633	$11,539	$87,886	$29,585
Total assets (4)	2,468,644	2,359,017	2,150,541	2,141,076	2,102,670
Total liabilities, excluding debt (4)	535,723	530,391	483,722	468,940	449,310
Total debt, including current maturities (5)	1,183,861	1,140,759	939,211	921,177	764,223
Total stockholders’ equity	749,060	687,867	727,608	750,959	889,137

(1)	The Company incurred losses of $3.7 million during the year ended December 31, 2017, associated with the disposition of our remaining assets in Ireland, which included three centers.

(2)	The Company recognized a loss on the extinguishment of debt in the years ended December 31, 2016 and 2013 in relation to its debt refinancing on November 2016 and January 2013, respectively.

(3)
Income tax expense in the current year decreased from prior years primarily due to the impact of the Tax Act, which decreased tax expense by $22.3 million, as well as excess tax benefits from stock-based compensation, which decreased tax expense by $26.5 million, for the year ended December 31, 2017 as more fully discussed in Note 10, “Income Taxes,” to the consolidated financial statements in Item 8 of this Annual Report.

(4)
The Balance Sheet Data table above reflects the early adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The Company adopted ASU 2015-17 in 2015 prospectively, which resulted in all current deferred tax assets and current deferred tax liabilities being reported as non-current, while prior period deferred tax assets and deferred tax liabilities were not adjusted.

(5)	Total debt includes amounts outstanding under our senior secured credit facilities, including our term loans and revolving credit facility.
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
Overview
We are a leading provider of high-quality child care and early education as well as other services that are designed to help employers and families better address the challenges of work and family life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions, as well as other educational advisory services, as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of December 31, 2017, we had more than 1,100 client relationships with employers across a diverse array of industries, including more than 150 Fortune 500 companies and more than 80 of Working Mother magazine’s 2017 “100 Best Companies for Working Mothers.”
At December 31, 2017, we operated 1,038 child care and early education centers, consisting of 697 centers in North America and 341 centers in Europe. We have the capacity to serve approximately 116,000 children in 42 states, the District of Columbia, Puerto Rico, Canada, the United Kingdom, the Netherlands and India. We seek to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence. Our North American child care and early education centers have an average capacity of 127 children per location, while the centers in Europe have an average capacity of 83 children per location.
We operate centers for a diverse group of clients. At December 31, 2017, we managed child care centers on behalf of single employers in the following industries and also managed lease/consortium locations in approximately the following proportions:

	Percentage of Centers
Classification	North America	Europe and Other
Employer locations:
Healthcare and Pharmaceuticals	20.0%	2.5%
Government and Higher Education	17.5	5.0
Consumer	7.5	—
Financial Services	7.5	2.5
Professional Services and Other	7.5	—
Technology	5.0	2.5
Industrial/Manufacturing	2.5	2.5
	67.5	15.0
Lease/consortium locations	32.5	85.0
	100.0%	100.0%

Segments
Our primary reporting segments are full service center-based child care and back-up dependent care. Full service center-based child care includes traditional center-based child care, preschool and elementary education. Back-up dependent care includes center-based back-up child care, in-home well child care, in-home mildly-ill child care and adult/elder care. Our remaining operations are included in the other educational advisory services segment, which includes our tuition reimbursement program management and educational advising services, as well as our college admissions advisory services.
Center Models
We operate our centers under two principal business models, which we refer to as profit & loss (“P&L”) and cost-plus. Approximately 75% of our centers operate under the P&L model. Under this model, we retain the financial risk for the child care and early education centers and are therefore subject to variability in financial performance due to fluctuation in enrollment levels. The P&L model is further classified into two subcategories: (i) a sponsor model and (ii) a lease/consortium model. Under the sponsor model, we provide child care and early education services on an exclusive or priority enrollment basis for the employees of an employer sponsor, and the employer sponsor generally funds the development of the facility, pre-opening and start-up capital equipment, and maintenance costs. Our operating contracts typically have initial terms ranging from three to ten years. Under the lease/consortium model, the child care center is typically located in an office building or office park in a property that we lease, and we provide these services to the employees of multiple employers, as well as to families in the surrounding community. We typically negotiate initial lease terms of 10 to 15 years for these centers, often with renewal options.
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
Approximately 25% of our centers operate under the cost-plus business model. Under this model, we receive a management fee from the employer sponsor and an additional operating subsidy from the employer to supplement tuition paid by parents of children in the center. Under this model, the employer sponsor typically funds the development of the facility, pre-opening and start-up capital equipment, and maintenance costs, and the center is profitable from the outset. Our cost-plus contracts typically have initial terms ranging from three to five years. For additional information about the way we operate our centers, see “Business—Our Operations” in Item 1 of Part I of this Annual Report.
Performance and Growth Factors
We believe that 2017 was a successful year for the Company. We grew our revenue by 11% from $1.6 billion in 2016 to $1.7 billion in 2017 and grew our income from operations by 4%, from $197.2 million in 2016 to $205.4 million in 2017, and increased net income from $94.8 million in 2016 to $157.0 million in 2017 on higher operating income and a reduction in the effective tax rate in 2017 from 34% to 3% as discussed below. We ended 2017 with the capacity to serve approximately 116,000 children and their families in our full service and back-up child care centers, and we added 40 child care and early education centers and closed 37 centers. We expect to add approximately 25 net new centers in 2018.
Our year-over-year improvement in revenue and operating income can be attributed to enrollment gains in ramping and mature centers, disciplined pricing strategies aimed at covering anticipated cost increases with tuition increases, contributions from new mature child care centers added through acquisitions or transitions of management, and expanded back-up dependent care and educational advisory services.
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
Cost Factors
Cost of services consists of direct expenses associated with the operation of our centers, direct expenses to provide back-up dependent care services (including fees to back-up dependent care providers) and direct expenses to provide educational advisory services. Direct expenses consist primarily of salaries, payroll taxes and benefits for personnel, food costs, program supplies and materials, parent marketing and facilities costs, including occupancy costs and depreciation. Personnel costs are the largest component of a center’s operating costs and, on a weighted average basis, comprise approximately 70% of a center’s operating expenses. We are typically responsible for additional costs in a P&L model center as compared to a cost-plus model center. As a result, personnel costs in centers operating under the P&L model will typically represent a smaller proportion of overall costs when compared to the centers operating under the cost-plus model.
As of December 31, 2017, our consolidated total debt outstanding was $1.2 billion, and a portion of our cash flows from operations has been used to make interest payments on our indebtedness. Interest payments were $44.5 million in 2017, an increase from interest payments of $37.1 million in 2016, due to the issuance of $150.0 million in additional term loans in conjunction with the November 2016 debt refinancing, partially offset by a decrease in the effective interest rates applicable in conjunction with the May 2017 and November 2017 credit agreement amendments. Based on current applicable interest rates and estimates of increases to the underlying base rates, we expect our interest payments to approximate $44 to $46 million in 2018.
Seasonality
Our business is subject to seasonal and quarterly fluctuations. Demand for child care and early education and elementary school services has historically decreased during the summer months when school is not in session, at which time families are often on vacation or have alternative child care arrangements. In addition, our enrollment declines as older children transition to elementary schools. Demand for our services generally increases in September and October coinciding with the beginning of the new school year and remains relatively stable throughout the rest of the school year. In addition, use of our back-up dependent care services tends to be higher when schools are not in session and during holiday periods, which can increase the operating costs of the program and impact the results of operations. Our educational advisory services have limited seasonal fluctuations. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers, including enrollment and staffing fluctuations, the number and timing of new center openings, acquisitions and management transitions, the timing of new client launches in our back-up and educational advisory services, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the contract model mix (P&L versus cost-plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

The following table sets forth statement of income data as a percentage of revenue for the three years ended December 31, 2017, 2016 and 2015 (in thousands, except percentages):

	Years Ended December 31,
	2017		2016		2015
Revenue	$1,740,905	100.0%	$1,569,841	100.0%	$1,458,445	100.0%
Cost of services (1)	1,310,295	75.3%	1,178,994	75.1%	1,100,690	75.5%
Gross profit	430,610	24.7%	390,847	24.9%	357,755	24.5%
Selling, general and administrative expenses (2)	188,939	10.8%	163,967	10.4%	148,164	10.2%
Amortization of intangible assets	32,561	1.9%	29,642	1.9%	27,989	1.9%
Other expenses	3,671	0.2%	—	—%	—	—%
Income from operations	205,439	11.8%	197,238	12.6%	181,602	12.4%
Loss on extinguishment of debt	—	—%	(11,117)	(0.7)%	—	—%
Interest expense—net	(44,039)	(2.5)%	(42,924)	(2.7)%	(41,446)	(2.8)%
Income before income taxes	161,400	9.3%	143,197	9.2%	140,156	9.6%
Income tax expense (3)	(4,437)	(0.3)%	(48,437)	(3.1)%	(46,229)	(3.2)%
Net income	$156,963	9.0%	$94,760	6.1%	$93,927	6.4%

Adjusted EBITDA (4)	$323,585	18.6%	$299,215	19.1%	$273,069	18.7%
Adjusted income from operations (4)	$212,392	12.2%	$199,723	12.7%	$182,467	12.5%
Adjusted net income (4)	$162,167	9.3%	$130,737	8.3%	$115,391	7.9%

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

(3)
Income tax expense in the current year decreased from prior years primarily due to the impact of the Tax Act, which decreased tax expense by $22.3 million, as well as excess tax benefits from stock-based compensation, which decreased tax expense by $26.5 million, for the year ended December 31, 2017 as more fully discussed in Note 10, “Income Taxes,” to the consolidated financial statements in Item 8 of this Annual Report.

(4)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income below under “Non-GAAP Financial Measures and Reconciliation.”
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Revenue. Revenue increased $171.1 million, or 11%, to $1.7 billion for the year ended December 31, 2017 from $1.6 billion for the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and other educational advisory services, and typical annual tuition increases of 3% to 4%. Revenue generated by the full service center-based child care segment for the year ended December 31, 2017 increased by $136.1 million, or 10%, when compared to the prior year, due in part to overall enrollment increases of 12%, partially offset by center closures and the effect of lower foreign currency exchange rates for our United Kingdom operations which reduced revenue growth in the full service center-based child care segment by approximately 1% during the year. Our acquisition of Conchord Limited (“Asquith,”) an operator of 90 centers and programs in the United Kingdom on November 10, 2016, contributed approximately $80.1 million of incremental revenue in the year ended December 31, 2017. At December 31, 2017, we operated 1,038 child care and early education centers compared to 1,035 centers at December 31, 2016. We completed the disposition of our remaining three child care centers in Ireland in 2017, and at December 31, 2017 we no longer operated child care centers in that country.
Revenue generated by back-up dependent care services in the year ended December 31, 2017 increased by $24.2 million, or 12%, when compared to the prior year. Additionally, revenue generated by other educational advisory services in the year ended December 31, 2017 increased by $10.8 million, or 23%, when compared to the prior year.
Cost of Services. Cost of services increased $131.3 million, or 11%, to $1.3 billion for the year ended December 31, 2017 from $1.2 billion for the prior year. Cost of services in the full service center-based child care segment increased $108.6 million, or 10%, to $1.1 billion in 2017 when compared to the prior year. Personnel costs increased 9% as a result of the enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers added since December 31, 2016 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which typically represent approximately 30% of total cost of services for this segment, increased 15% in connection with the enrollment growth, certain technology investments in programs and services, and the incremental occupancy costs associated with centers added since December 31, 2016. Cost of services in the back-up dependent care segment increased $18.4 million, or 16%, to $134.3 million for the year ended December 31, 2017, primarily for investments in information technology and personnel, and increased care provider fees associated with the services provided to the expanding customer base. Cost of services in the other educational advisory services segment increased by $4.3 million, or 18%, to $27.9 million for the year ended December 31, 2017 due to personnel and technology costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased $39.8 million, or 10%, to $430.6 million for the year ended December 31, 2017 from $390.8 million for the prior year. Gross profit margin was 25% of revenue for the year ended December 31, 2017, which is consistent with the year ended December 31, 2016. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping P&L centers, effective operating cost management, and expanded back-up dependent care and other educational advisory services.
Selling, General and Administrative Expenses. SGA increased $25.0 million, or 15%, to $188.9 million for the year ended December 31, 2017 compared to $164.0 million for the prior year. SGA was 11% of revenue for the year ended December 31, 2017, an increase from 10% in the prior year. Results for the year ended December 31, 2017, included $3.3 million of costs associated with the May 2017 and November 2017 credit agreement amendments and secondary offerings. Results for the year ended December 31, 2016, included $2.5 million of costs associated with the January 2016 credit agreement amendment, November 2016 debt refinance, secondary offerings and completed acquisitions. After taking these charges into account, SGA increased over the comparable 2016 period due primarily to increases in personnel costs, including annual wage increases, continued investments in technology and costs associated with the addition and integration of the Asquith child care centers, which were acquired November 2016.
Amortization of Intangible Assets. Amortization expense on intangible assets was $32.6 million for the year ended December 31, 2017, compared to $29.6 million for the prior year. The increase in amortization expense is due to the acquisitions completed in 2016 and 2017, partially offset by decreases from certain intangible assets becoming fully amortized during the period. We do not expect any significant changes in amortization expense in 2018.
Other Expenses. The Company incurred losses of $3.7 million during the year ended December 31, 2017, associated with the disposition of our remaining assets in Ireland, which included three centers.
Income from Operations. Income from operations increased by $8.2 million, or 4%, to $205.4 million for the year ended December 31, 2017 when compared to the prior year. Income from operations was 12% of revenue for the year ended December 31, 2017, which is a decrease from 13% in the prior year. The change in income from operations was due to the following:

•
Income from operations for the full service center-based child care segment increased $0.6 million for the year ended December 31, 2017, when compared to the same period in 2016. Results for the year ended December 31, 2017 included $7.0 million of costs associated with the loss on the disposition of our remaining assets in Ireland, costs related to the May 2017 and November 2017 credit agreement amendments and secondary offerings. Results for the year ended December 31, 2016 included $2.5 million of costs associated with the January 2016 credit agreement amendment, November 2016 debt refinance, secondary offerings and completed acquisitions. After taking these charges into account, income from operations increased $5.1 million in 2017, or 4%, over the prior year primarily due to tuition increases and enrollment gains over the prior year, as well as contributions from new and acquired centers that have been added since December 31, 2016, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2016 and 2017, the incremental costs associated with technology investments in our centers, the incremental overhead costs incurred during the integration of the Asquith centers in 2017, the amortization expense for intangible assets acquired in business combinations, and the effect of lower foreign currency exchange rates for our United Kingdom operations which reduced revenue growth in the full service center-based child care segment by approximately 1% in 2017.

•
Income from operations for the back-up dependent care segment increased $2.8 million, or 5%, for the year ended December 31, 2017, when compared to the same period in 2016 due to contributions from the expanding revenue base partially offset by investments in information technology and personnel, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the other educational advisory services segment increased $4.8 million, or 49%, for the year ended December 31, 2017, when compared to the same period in 2016 due to contributions from the expanding revenue base and the associated overhead leverage as this segment gains scale.

Net Interest Expense. Net interest expense increased to $44.0 million for the year ended December 31, 2017 from $42.9 million in 2016. The increase in interest expense relates to the increase in debt from the issuance of $150.0 million in additional term loans in conjunction with the November 2016 debt refinancing and increased borrowings on our line of credit, partially offset by a decrease in the effective interest rates applicable in conjunction with the May 2017 and November 2017 credit agreement amendments.
Income Tax Expense. We recorded income tax expense of $4.4 million during the year ended December 31, 2017, or an effective income tax rate of 3%, compared to income tax expense of $48.4 million, an effective income tax rate of 34%, during the prior year. The difference between the effective income tax rates is primarily due to three items. The first relates to the excess tax benefits associated with the exercise of stock options and vesting of restricted stock which reduced income tax expense by $26.5 million in 2017 due to the adoption of ASU 2016-09: Compensation - Stock Compensation (Topic 718) (ASU 2016-09). ASU 2016-09 was adopted prospectively as of January 1, 2017. Excess tax benefits from stock-based compensation were recorded to the balance sheet in prior years.
Second, a net tax benefit of $22.3 million was recorded due to the enactment of the U.S. Tax Cuts and Jobs Act (“Tax Act”), as discussed in more detail below. Third, a tax benefit of approximately $7.0 million was recorded in 2017 related to the disposition of our remaining assets in Ireland, also resulting in the disposition of our investment in a subsidiary for tax purposes.
On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation, which we refer to as the “Tax Act.” The Tax Act makes broad and complex changes to the U.S. tax code, impacting the year ended December 31, 2017 and future years. For 2017, the Tax Act (1) requires a one-time transition tax, payable over eight years, on certain unrepatriated earnings of foreign subsidiaries and (2) provides for bonus depreciation that will allow full expensing of qualified property. Effective January 1, 2018, the Tax Act reduces the U.S. federal corporate statutory tax rate from 35% to 21%.
The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the date of the Tax Act enactment for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. Our accounting for certain elements of the Tax Act is incomplete. However, we were able to make the following reasonable estimates of certain items and have recorded provisional adjustments based on these estimates.
The Tax Act reduces the corporate federal tax rate to 21%, effective January 1, 2018. For our net deferred tax liability, we have recorded a provisional decrease of $33.3 million, with a corresponding adjustment to deferred tax benefit for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in corporate tax rate, it may be affected by other analyses related to the Tax Act including our calculation of the deemed repatriation of foreign income and the state tax effect of federal adjustments.
The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, we must determine the amount of post-1986 E&P of the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate of the Transition Tax and recorded a provisional tax obligation of $11.0 million. However, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $24.4 million, or 8%, and $12.7 million, or 6%, respectively, for the year ended December 31, 2017 over the comparable period in 2016 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up dependent care and other educational advisory services.
Adjusted Net Income. Adjusted net income increased $31.4 million, or 24%, for the year ended December 31, 2017 when compared to the same period in 2016 primarily due to the incremental gross profit described above and the reduction to adjusted income tax expense in 2017 associated with the adoption of ASU 2016-09.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Revenue. Revenue increased $111.4 million, or 8%, to $1.6 billion for the year ended December 31, 2016 from $1.5 billion for the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and educational advisory services, and typical annual tuition increases of 3% to 4%. Revenue generated by full service center-based child care services for the year ended December 31, 2016 increased by $84.9 million, or 7%, when compared to the prior year, due in part to overall enrollment increases of 7%, partially offset by the effect of lower foreign currency exchange rates for our United Kingdom operations which reduced revenue growth in the full service center-based child care segment by approximately 2% during the year. Our acquisitions of Hildebrandt Learning Centers, LLC, an operator of 40 centers in the United States on May 19, 2015, Active Learning Childcare Limited, an operator of nine centers in the United Kingdom on July 15, 2015, and Asquith on November 10, 2016, contributed approximately $34.9 million of incremental revenue in the year ended December 31, 2016. At December 31, 2016, we operated 1,035 child care and early education centers compared to 932 centers at December 31, 2015.
Revenue generated by back-up dependent care services in the year ended December 31, 2016 increased by $18.5 million, or 10%, when compared to the prior year. Additionally, revenue generated by other educational advisory services in the year ended December 31, 2016 increased by $7.9 million, or 20%, when compared to the prior year.
Cost of Services. Cost of services increased $78.3 million, or 7%, to $1.2 billion for the year ended December 31, 2016 when compared to the prior year. Cost of services in the full service center-based child care segment increased $57.1 million, or 6%, to $1.0 billion in 2016 when compared to the prior year. Personnel costs increased 7% as a result of the increase in overall enrollment, routine wage and benefit cost increases, and labor costs associated with centers added since December 31, 2015 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs increased 4% in connection with the enrollment growth and the incremental occupancy costs associated with centers added since December 31, 2015. Cost of services in the back-up dependent care segment increased $16.1 million, or 16%, to $115.9 million for the year ended December 31, 2016, primarily for investments in information technology and personnel, and increased care provider fees associated with the higher levels of back-up services provided. Cost of services in the other educational advisory services segment increased by $5.1 million, or 28%, to $23.5 million for the year ended December 31, 2016 due to personnel and technology costs related to the incremental sales of these services.
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

•
In the full service center-based child care segment, income from operations increased $14.5 million for the year ended December 31, 2016, when compared to the same period in 2015. Results for the year ended December 31, 2016 included $2.5 million for the costs associated with the completion of secondary offerings, costs associated with amending our credit agreement and refinancing our debt, and completed acquisitions. Results for the year ended December 31, 2015 included $0.9 million for the costs associated with the completion of secondary offerings and completed acquisitions. After taking these charges into account, income from operations increased $16.2 million in 2016 primarily due to the tuition increases, enrollment gains over the prior year, contributions from new and acquired centers that have been added since December 31, 2015, and effective cost management, partially offset by the costs incurred during the ramp-up of certain new lease/consortium centers opened during 2015 and 2016.

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

	Year ended
	2017	2016	2015
Net income	$156,963	$94,760	$93,927
Interest expense, net	44,039	42,924	41,446
Income tax expense	4,437	48,437	46,229
Depreciation	62,215	55,642	50,677
Amortization of intangible assets (a)	32,561	29,642	27,989
EBITDA	300,215	271,405	260,268
Additional adjustments:
Loss on extinguishment of debt (b)	—	11,117	—
Deferred rent (c)	4,345	2,562	2,736
Stock-based compensation expense	12,072	11,646	9,200
Transaction costs (d)	6,953	2,485	865
Total adjustments	23,370	27,810	12,801
Adjusted EBITDA	$323,585	$299,215	$273,069

Income from operations	$205,439	$197,238	$181,602
Transaction costs (d)	6,953	2,485	865
Adjusted income from operations	$212,392	$199,723	$182,467

Net income	$156,963	$94,760	$93,927
Income tax expense	4,437	48,437	46,229
Income before income taxes	161,400	143,197	140,156
Stock-based compensation expense	12,072	11,646	9,200
Amortization of intangible assets (a)	32,561	29,642	27,989
Loss on extinguishment of debt (b)	—	11,117	—
Transaction costs (d)	6,953	2,485	865
Adjusted income before income taxes	212,986	198,087	178,210
Adjusted income tax expense (e)	(50,819)	(67,350)	(62,819)
Adjusted net income	$162,167	$130,737	$115,391

Weighted average number of common shares—diluted	60,253,691	60,594,895	62,360,778
Diluted adjusted earnings per common share	$2.69	$2.16	$1.85

(a)
Represents amortization of intangible assets, including approximately $18.5 million, $18.1 million and $18.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents the write-off of unamortized deferred financing costs and original issue discount associated with indebtedness that was repaid in connection with a debt refinancing.

(c)	Represents rent expense in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(d)
Represents costs incurred in connection with the disposition of assets in Ireland in 2017, the November 2017, May 2017, and January 2016 amendments to the credit agreement, the November 2016 debt refinancing, secondary offerings, and completed acquisitions as more fully discussed in Note 15, “Segment and Geographic Information,” to the consolidated financial statements in Item 8 of this Annual Report.

(e)
Represents income tax expense calculated on adjusted income before tax at the effective rate of approximately 24%, 34% and 35% in 2017, 2016, and 2015 respectively. The impact of the Tax Act was not included in the effective rate for purposes of calculating adjusted net income in 2017.

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and other educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our $225.0 million revolving credit facility. Borrowings outstanding on our revolving credit facility at December 31, 2017 and 2016 were $127.1 million and $76.0 million, respectively. Borrowings outstanding on our revolving credit facility during the year ended December 31, 2017 and 2016 averaged $65.0 million and $30.0 million, respectively.
The net impact on our liquidity from changes in foreign currency exchange rates was not material for the years ended December 31, 2017 and 2016. We had $23.2 million in cash at December 31, 2017, of which $21.2 million was held in foreign jurisdictions, and we had $14.6 million in cash at December 31, 2016, of which $11.5 million was held in foreign jurisdictions. Operations outside of North America accounted for 22.3% and 18.6% of the Company's consolidated revenue for the years ended December 31, 2017 and 2016, respectively.

We had a working capital deficit of $268.2 million and $233.2 million at December 31, 2017 and 2016, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and other educational advisory segments, as well as to make scheduled principal and interest payments and for share repurchases.
The Company's $1.3 billion senior secured credit facilities consist of $1.1 billion in secured term loan facilities and a $225.0 million revolving credit facility. In January 2016, the Company amended its then existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million. In November 2016, the Company modified its existing credit facilities and refinanced all of its outstanding term loans into a new seven year term loan facility, which resulted in the issuance of $1.1 billion in new term loans, a portion of which were used to repay $922.5 million in outstanding term loans under the previous credit facility, and $150.0 million of which was used to fund the acquisition of a business. A loss on the extinguishment of debt of $11.1 million was recorded in the year ended December 31, 2016, related to the write off of unamortized original issue cost and deferred financing fees in connection with the November 2016 debt refinancing. On May 8, 2017 and November 30, 2017, the Company amended its existing senior credit facilities to, among other changes, reduce the applicable interest rates of the term loan facility and the revolving credit facility. In connection with the May 8, 2017 amendment, the Company also extended the maturity date on the revolving credit facility from July 31, 2019 to July 31, 2022. These amendments are further discussed below under “Debt.”
On August 2, 2016, the board of directors of the Company authorized a share repurchase program of up to $300.0 million of the Company’s outstanding common stock, effective August 5, 2016. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. At December 31, 2017, $120.6 million remained outstanding under the repurchase program. During the year ended December 31, 2017, the Company repurchased 2.0 million shares for $162.2 million, including a total of 1.7 million shares that were purchased from investment funds affiliated with Bain Capital Partners LLC in underwritten secondary offerings. During the year ended December 31, 2016, the Company repurchased 1.7 million shares for $112.8 million, including a total of 1.0 million shares that were purchased from investment funds affiliated with Bain Capital Partners LLC in underwritten secondary offerings.
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

Cash Flows	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$236,272	$213,297	$170,056
Net cash used in investing activities	$(105,321)	$(302,837)	$(155,354)
Net cash (used in) provided by financing activities	$(123,864)	$93,755	$(90,581)
Cash and cash equivalents (beginning of period)	$14,633	$11,539	$87,886
Cash and cash equivalents (end of period)	$23,227	$14,633	$11,539
Cash Provided by Operating Activities
Cash provided by operating activities was $236.3 million for the year ended December 31, 2017, compared to $213.3 million in 2016. The increase in net income from 2016 to 2017 of $62.2 million was partially offset by changes in non-cash items, including the reduction in deferred tax liabilities associated with the change in the federal tax rate under the Tax Act, and working capital arising primarily from the timing of billings and payments when compared to the prior year.
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
We expect to generate approximately $250 to $275 million in cash from operations in 2018.

Cash Used in Investing Activities
Cash used in investing activities was $105.3 million for the year ended December 31, 2017 compared to $302.8 million for the same period in 2016 and was related to acquisitions, as well as fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. During the year ended December 31, 2017, the Company used $21.5 million to acquire 14 centers, compared to $228.7 million used to acquire 102 centers and a provider of back-up care during the year ended December 31, 2016. The difference in acquisitions is the primary reason for the decrease in cash used in investing activities.
Cash used in investing activities was $302.8 million for the year ended December 31, 2016 compared to $155.4 million for the same period in 2015 and was related to acquisitions, as well as fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. During the year ended December 31, 2016, the Company used $228.7 million to acquire 102 centers, as well as a provider of back-up care in the United States, compared to 57 centers acquired in 2015 for $77.6 million, which was the primary driver to the increase in cash used in investing activities.
We estimate that we will spend approximately $90 to $100 million in 2018 on fixed asset additions related to new child care centers, maintenance and refurbishments in our existing centers and continued investments in technology and equipment. As part of our growth strategy, we also expect to continue to make selective acquisitions, which may vary in size and which are less predictable in terms of the timing and amount of the capital requirements.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities amounted to $123.9 million for the year ended December 31, 2017 compared to cash provided by financing activities of $93.8 million in 2016. The increase in cash used in financing activities in 2017 was primarily due to share repurchases of $162.2 million and taxes paid related to the net share settlement of stock awards of $29.8 million. These uses of cash were offset by proceeds primarily from net borrowings of $51.1 million under the revolving credit facility and proceeds from the exercise of stock options of $22.6 million. Cash provided by financing activities in 2016 related principally to the November 2016 debt refinancing, which resulted in net proceeds of $143.1 million from the issuance of $150.0 million in term loans, net of debt issuance costs, as well as net borrowings of $52.0 million under the revolving credit facility, proceeds from the exercise of stock options of $11.7 million, and excess tax benefits from stock-based compensation of $12.9 million. These cash proceeds were offset by uses of cash primarily from share repurchases of $112.8 million and taxes paid related to the net share settlement of stock awards of $7.7 million.
Cash provided by financing activities amounted to $93.8 million for the year ended December 31, 2016 compared to cash used in financing activities of $90.6 million in 2015. The increase in cash provided by financing activities was due primarily to the November 2016 debt refinancing, which resulted in net proceeds of $143.1 million from the issuance of term loans of $150.0 million, net of debt issuance costs, as well as net borrowings of $52.0 million under the revolving credit facility, proceeds from the exercise of stock options of $11.7 million, and excess tax benefits from stock-based compensation of $12.9 million. These cash proceeds were offset by uses of cash primarily from share repurchases of $112.8 million and taxes paid related to the net share settlement of stock awards of $7.7 million. Cash used in financing activities in 2015 primarily related to share repurchases of $128.1 million and principal payments of $9.6 million, offset by proceeds primarily from net borrowings of $24.0 million under the revolving credit facility, proceeds from the exercise of stock options of $9.8 million, and excess tax benefits from stock-based compensation of $9.4 million.
Debt
As of December 31, 2017, the Company's $1.3 billion senior secured credit facilities consisted of $1.1 billion in a secured term loan facility and a $225.0 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Term loans	$1,066,938	$1,075,000
Deferred financing costs and original issue discount	(10,177)	(10,241)
Total debt	1,056,761	1,064,759
Less current maturities	10,750	10,750
Long-term debt	$1,046,011	$1,054,009

On May 8, 2017 and November 30, 2017, the Company amended its existing senior credit facilities to, among other changes, reduce the applicable interest rates of the term loan facility and the revolving credit facility. In connection with the May 8, 2017 amendment, the Company also extended the maturity date on the revolving credit facility from July 31, 2019 to July 31, 2022. The amended term loan facility continues to have a maturity date of November 7, 2023. At December 31, 2017, there were borrowings outstanding of $127.1 million, with $97.9 million of the revolving credit facility available for borrowings, and at December 31, 2016, there were borrowings outstanding of $76.0 million, with $149.0 million of the revolving credit facility available for borrowings.
All borrowings under the credit agreement are subject to variable interest. At December 31, 2017, borrowings under the term loan facility bear interest at a rate per annum of 1.0% over the base rate, or 2.0% over the Eurocurrency rate (each as defined in the credit agreement), which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one month LIBOR rate. With respect to the term loan facility, the base rate is subject to an interest rate floor of 1.75% and the Eurocurrency rate is subject to an interest rate floor of 0.75%. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 1.0% over the base rate, or 1.50% to 2.0% over the Eurocurrency rate.
On October 16, 2017, the Company entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements on $500 million notional amount of the outstanding term loan borrowings, effective October 31, 2017. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The Company is required to make monthly payments on the notional amount at a fixed average interest rate, including the applicable rate for Eurocurrency loans, of approximately 3.90%. In exchange, the Company receives interest on the notional amount at a variable rate based on the one-month LIBOR rate, subject to a 0.75% floor.
The Company records gains or losses resulting from changes in the fair value of the interest rate swap agreements to accumulated other comprehensive loss in the consolidated balance sheet to the extent that the swaps are effective as hedges. As of December 31, 2017, there was no ineffectiveness related to the interest rate swap agreements. Gains and losses recorded in accumulated other comprehensive loss are reclassified into and recognized to interest expense in the consolidated statement of income when the interest expense on the term loan facility is recognized.
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
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at December 31, 2017.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Term loans (1)	$10,750	$10,750	$10,750	$10,750	$10,750	$1,013,188	$1,066,938
Interest on long-term debt (2)	38,213	37,834	37,454	37,075	36,302	35,528	222,406
Operating leases	113,161	108,199	100,638	88,675	83,119	508,144	1,001,936
Total (3)	$162,124	$156,783	$148,842	$136,500	$130,171	$1,556,860	$2,291,280

(1)	Scheduled principal payments on our term loans.

(2)
Interest on the outstanding principal balance of the term loans was calculated using the weighted average interest rate for the year ended December 31, 2017 of 3.5%, including commitment fees on the revolving credit facility.

(3)
Borrowings on our $225.0 million revolving credit facility are not included in the table above, of which there were borrowings outstanding of $127.1 million at December 31, 2017. Additionally, estimated payments for the one-time Transition Tax of $11.0 million are excluded from the above table, that is payable over eight years.

Other Obligations
The Company has 39 letters of credit outstanding used to guarantee certain rent payments for up to $1.6 million. These letters of credit are guaranteed by cash deposits. No amounts have been drawn against these letters of credit.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. GAAP. Preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The accounting policies we believe are critical in the preparation of our consolidated financial statements relate to revenue recognition and goodwill and other intangibles. We have other significant accounting policies that are more fully described in Note 1, “Organization and Significant Accounting Policies,” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Both our critical and significant policies are important to an understanding of the consolidated financial statements.
Revenue Recognition—We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and collectability is reasonably assured. We recognize revenue as services are performed.
Center-based child care revenues consist primarily of tuition, which is comprised of amounts paid by parents, supplemented in some cases by payments from employer sponsors and, to a lesser extent, by payments from government agencies. Revenue may also include management fees, operating subsidies paid either in lieu of or to supplement parent tuition, and fees for back-up dependent care or other educational advisory services.
We enter into contracts with employer sponsors to manage and operate their child care and early education centers and to provide back-up dependent care and educational advisory services under various terms. Our contracts to operate child care and early education centers are generally three to ten years in length with varying renewal options. Our contracts for back-up dependent care arrangements and for educational advisory services are generally one to three years in length with varying renewal options.
We record deferred revenue for prepaid tuition and fees received from clients in advance of services being performed. We are also a party to certain agreements where the performance of services extends beyond an annual operating cycle. In these circumstances, we record a long-term obligation and recognize revenue over the period of the agreement as the services are rendered.
Goodwill and Intangible Assets—We account for business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. Our intangible assets principally consist of various customer relationships (including both client and parent relationships) and trade names. Identified intangible assets that have determinable useful lives are valued separately from goodwill and are amortized over the estimated period during which we derive a benefit. Intangible assets related to parent relationships are amortized using an accelerated method over their useful lives. All other intangible assets are amortized on a straight-line basis over their useful lives.
In valuing the customer relationships and trade names, we utilize variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. We consider the income approach the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations, then the intangible assets could be impaired. In determining the value of contractual rights and customer relationships, we reviewed historical customer attrition rates and determined a rate of approximately 30% per year for relationships with parents, and approximately 3.5% to 5.0% for employer client relationships. Our multi-year contracts with client customers typically result in low annual turnover, and our long-term relationships with clients make it difficult for competitors to displace us. The value of our customer relationships intangible assets could become impaired if future results differ significantly from any of the underlying assumptions, including a higher customer attrition rate. Customer relationships are considered to be finite-lived assets, with estimated lives ranging from four to seventeen years. Certain trade names acquired as part of our strategy to expand by completing strategic acquisitions are considered to be finite-

lived assets, with estimated lives ranging from five to ten years. The estimated lives were determined by calculating the number of years necessary to obtain 95% of the value of the discounted cash flows of the respective intangible asset.
Goodwill and certain trade names are considered indefinite-lived assets. Our trade names identify us and differentiate us from competitors and, therefore, competition does not limit the useful life of these assets. Additionally, we believe that our primary trade names will continue to generate revenue for an indefinite period. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested annually for impairment or more frequently if there are indicators of impairment. Indefinite lived intangible assets are also subject to an annual evaluation to determine whether events and circumstances continue to support an indefinite useful life.
Goodwill impairment assessments are performed at the reporting unit level, which we have determined to be the same as our operating segments. In performing the goodwill impairment test, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the our services, regulatory developments, cost factors, and entity specific factors such as overall financial performance and projected results. If an initial qualitative assessment indicates that it is more likely than not that the carrying value exceeds the fair value of a reporting unit, an additional quantitative evaluation is performed. Alternatively, we may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, we compare the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using the Company’s estimated discount rate. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The Company performed a qualitative assessment during the annual impairment review as of October 1, 2017 and concluded that it is not more likely than not that the fair value of the Company’s reporting units are less than their carrying amount. Therefore, no goodwill impairment charges were recorded in the years ended December 31, 2017, 2016, or 2015.
We test certain trademarks that are determined to be indefinite-lived intangible assets by comparing the fair value of the trademarks with their carrying value. We estimate the fair value first by estimating the total revenue attributable to each trademark and then by applying a royalty rate determined by an analysis of empirical, market-derived royalty rates for guideline intangible assets, consistent with the initial valuation of the intangibles, or 1% to 2%. The forecasts of revenue and profitability growth for use in our long-range plan and the discount rate were the key assumptions in our intangible fair value analysis. We identified no impairments in the years ended December 31, 2017, 2016, and 2015.
Definite-lived intangible assets are reviewed for impairment when events or circumstances indicate that the carrying amount of the asset may not be recovered. Definite-lived intangible assets are considered to be impaired if the carrying amount of the asset exceeds the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment is measured by the amount by which the carrying amount of the asset exceeds its fair value and is charged to results of operations at that time. We identified no impairments in the years ended December 31, 2017, 2016 and 2015.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures relate to foreign currency exchange rate risk and interest rate risk.
Foreign Currency Risk
Our exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom, the Netherlands, India and Canada. We have not used financial derivative instruments to hedge foreign currency exchange rate risks associated with our foreign subsidiaries.
The assets and liabilities of our British, Dutch, Indian and Canadian subsidiaries, whose functional currencies are the British pound, Euro, Indian rupee and Canadian dollar, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, our consolidated earnings before taxes would have decreased by approximately $3.6 million for 2017.
Interest Rate Risk
Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our revolving credit facility and term loans that are subject to variable interest rates. At December 31, 2017, we had borrowings outstanding of $127.1 million under our revolving credit facility, which were subject to a weighted average interest rate of 4.1% during the year then ended, and we had borrowings outstanding of $1.1 billion under our term loan facility, which were subject to a weighted average interest rate of 3.5% during the year then ended. To limit exposure to upward movement of interest rates, we entered into interest rate swap agreements to fix the interest rates on a substantial portion of our outstanding term loan borrowings. At December 31, 2017, we had interest rate swaps with an underlying fixed notional amount of $500.0 million and a fixed interest rate, including the applicable rate for Eurocurrency loans, of approximately 3.90%.
Based on the borrowings outstanding under the senior secured credit facilities during 2017, we estimate that had the average interest rate on our borrowings increased by 100 basis points in 2017, our interest expense for the year would have increased by approximately $11.6 million excluding the impact of the interest rate swap agreements that were effective October 31, 2017, and would have increased by approximately $10.7 million including the impact of the interest rate swap agreements as if they were in effect for the entirety of 2017.
These estimates assume the interest rate of each variable rate borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings subject to variable interest rates at that time. Additionally, the estimated increase in interest expense as calculated above is not indicative of future expenses as the Company reduced the applicable interest rates of the term loan facility and the revolving credit facility in connection with the May 2017 and November 2017 amendments, as further described under “Debt” in “Management's Discussion and Analysis” in Item 7 of Part II of this Annual Report. As actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks if interest rates decrease. As of December 31, 2017, the fair value of our interest rate swap agreements was an asset of $3.8 million.

Item 8. Financial Statements and Supplementary Data
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Bright Horizons Family Solutions Inc.
Watertown, Massachusetts
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Adoption of ASU No. 2016-09
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the excess tax benefits from stock awards prospectively beginning January 1, 2017 in accordance with the adoption of Accounting Standards Update No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 28, 2018
We have served as the Company's auditor since 2005.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$23,227	$14,633
Accounts receivable—net	117,138	97,212
Prepaid expenses and other current assets	52,096	42,554
Total current assets	192,461	154,399
Fixed assets—net	575,185	529,432
Goodwill	1,306,792	1,267,705
Other intangibles—net	348,540	374,566
Other assets	45,666	32,915
Total assets	$2,468,644	$2,359,017
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Borrowings on revolving credit facility	127,100	76,000
Accounts payable and accrued expenses	132,897	125,400
Deferred revenue	155,696	146,692
Other current liabilities	34,212	28,738
Total current liabilities	460,655	387,580
Long-term debt—net	1,046,011	1,054,009
Deferred rent and related obligations	66,499	59,518
Other long-term liabilities	64,171	52,048
Deferred revenue	8,179	6,284
Deferred income taxes	74,069	111,711
Total liabilities	1,719,584	1,671,150
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 58,013,144 and 58,910,282 shares issued and outstanding at December 31, 2017 and 2016, respectively	58	59
Additional paid-in capital	747,155	899,076
Accumulated other comprehensive loss	(33,296)	(89,448)
Retained earnings (accumulated deficit)	35,143	(121,820)
Total stockholders’ equity	749,060	687,867
Total liabilities and stockholders’ equity	$2,468,644	$2,359,017
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Years ended December 31,
	2017	2016	2015
Revenue	$1,740,905	$1,569,841	$1,458,445
Cost of services	1,310,295	1,178,994	1,100,690
Gross profit	430,610	390,847	357,755
Selling, general and administrative expenses	188,939	163,967	148,164
Amortization of intangible assets	32,561	29,642	27,989
Other expenses	3,671	—	—
Income from operations	205,439	197,238	181,602
Loss on extinguishment of debt	—	(11,117)	—
Interest expense—net	(44,039)	(42,924)	(41,446)
Income before income taxes	161,400	143,197	140,156
Income tax expense	(4,437)	(48,437)	(46,229)
Net income	$156,963	$94,760	$93,927

Allocation of net income to common stockholders:
Common stock—basic	$155,995	$93,919	$93,287
Common stock—diluted	$156,016	$93,938	$93,303
Earnings per common share:
Common stock—basic	$2.65	$1.59	$1.53
Common stock—diluted	$2.59	$1.55	$1.50
Weighted average number of common shares outstanding:
Common stock—basic	58,873,196	59,229,069	60,835,574
Common stock—diluted	60,253,691	60,594,895	62,360,778
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years ended December 31,
	2017	2016	2015
Net income	$156,963	$94,760	$93,927
Other comprehensive income (loss):
Foreign currency translation adjustments	53,892	(50,178)	(17,583)
Unrealized gain on interest rate swaps, net of tax	2,260	—	—
Total other comprehensive income (loss)	56,152	(50,178)	(17,583)
Comprehensive income	$213,115	$44,582	$76,344
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount
Balance at January 1, 2015	61,534,802	$62	$1,083,091	$—	$(21,687)	$(310,507)	$750,959
Stock-based compensation expense			9,200				9,200
Exercise of stock options	694,381	—	9,811				9,811
Excess tax benefits from stock option exercises			9,397				9,397
Purchase of treasury stock				(128,103)			(128,103)
Retirement of treasury stock	(2,221,047)	(2)	(128,101)	128,103			—
Translation adjustments					(17,583)		(17,583)
Net income						93,927	93,927
Balance at December 31, 2015	60,008,136	60	983,398	—	(39,270)	(216,580)	727,608
Stock-based compensation expense			11,646				11,646
Exercise of stock options	761,452	1	11,678				11,679
Excess tax benefits from stock option exercises			12,891				12,891
Options received in net share settlement of stock option exercises	(113,801)	—	(7,747)				(7,747)
Purchase of treasury stock				(112,792)			(112,792)
Retirement of treasury stock	(1,745,505)	(2)	(112,790)	112,792			—
Translation adjustments					(50,178)		(50,178)
Net income						94,760	94,760
Balance at December 31, 2016	58,910,282	59	899,076	—	(89,448)	(121,820)	687,867
Stock-based compensation expense			12,072				12,072
Exercise of stock options and restricted stock units	1,194,160	1	22,624				22,625
Vested restricted stock	287,625	—	5,374				5,374
Options received in net share settlement of stock option exercises and vesting of restricted stock	(410,508)	—	(29,798)				(29,798)
Purchase of treasury stock				(162,195)			(162,195)
Retirement of treasury stock	(1,968,415)	(2)	(162,193)	162,195			—
Translation adjustments					53,892		53,892
Unrealized gain on interest rate swaps, net of tax					2,260		2,260
Net income						156,963	156,963
Balance at December 31, 2017	58,013,144	$58	$747,155	$—	$(33,296)	$35,143	$749,060
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$156,963	$94,760	$93,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,776	85,284	78,666
Loss on extinguishment of debt	—	11,117	—
Amortization of original issue discount and deferred financing costs	1,776	3,474	3,583
Loss on foreign currency transactions and other	1,781	43	232
Loss (gain) on disposal of fixed assets	2,760	(143)	351
Stock-based compensation expense	12,072	11,646	9,200
Deferred income taxes	(37,562)	(12,121)	(758)
Deferred rent	4,345	2,562	2,736
Changes in assets and liabilities:
Accounts receivable	(18,689)	(78)	(13,340)
Prepaid expenses and other current assets	(7,371)	(7,289)	3,825
Income taxes	11,156	12,773	(12,073)
Accounts payable and accrued expenses	5,912	(6,858)	(6,448)
Deferred revenue	9,316	7,750	2,955
Accrued rent and related obligations	1,726	7,517	4,642
Other assets	(8,387)	(319)	(14,296)
Other current and long-term liabilities	5,698	3,179	16,854
Net cash provided by operating activities	236,272	213,297	170,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(88,122)	(75,334)	(77,785)
Proceeds from the disposal of fixed assets	4,285	1,234	50
Payments and settlements for acquisitions—net of cash acquired	(21,484)	(228,737)	(77,619)
Net cash used in investing activities	(105,321)	(302,837)	(155,354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt, net of issuance costs of $9.4 million	—	1,065,610	—
Extinguishment of long-term debt	—	(922,488)	—
Payments of contingent consideration for acquisitions	(185)	(915)	—
Payments of debt issuance costs	(1,711)	(1,002)	—
Borrowings under revolving credit facility	643,201	445,868	267,300
Payments under revolving credit facility	(592,101)	(393,868)	(243,300)
Principal payments of long-term debt	(8,063)	(7,163)	(9,550)
Taxes paid related to the net share settlement of stock options and restricted stock	(29,798)	(7,747)	—
Purchase of treasury stock	(162,195)	(112,792)	(128,103)
Proceeds from issuance of common stock upon exercise of options	22,625	11,679	9,811
Proceeds from issuance of restricted stock	4,363	3,682	3,864
Excess tax benefits from stock-based compensation	—	12,891	9,397
Net cash (used in) provided by financing activities	(123,864)	93,755	(90,581)
Effect of exchange rates on cash and cash equivalents	1,507	(1,121)	(468)
Net increase (decrease) in cash and cash equivalents	8,594	3,094	(76,347)
Cash and cash equivalents—beginning of period	14,633	11,539	87,886
Cash and cash equivalents—end of period	$23,227	$14,633	$11,539

	Years ended December 31,
	2017	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$44,464	$37,090	$38,110
Cash payments of income taxes	$31,290	$34,670	$49,819
NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$1,500	$3,000	$2,000
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based child care and early education, back-up dependent care (for children and elders), tuition reimbursement program management services, college admissions advisory services, and other support services in the United States, the United Kingdom, the Netherlands, Puerto Rico, Canada, and India. The Company provides services designed to help employers and families better address the challenges of work and family life primarily under multi-year contracts with employers who offer child care and other dependent care solutions, as well as other educational advisory services, as part of their employee benefits packages to improve employee engagement.
The Company provides its center-based child care services under two general business models: a cost-plus model, where the Company is paid a fee by an employer client for managing a child care center on a cost-plus basis, and a profit and loss (“P&L”) model, where the Company assumes the financial risk of operating a child care center. The P&L model is further classified into two subcategories: (i) a sponsor model, where Bright Horizons provides child care and early education services on either an exclusive or priority enrollment basis for the employees of a specific employer sponsor; and (ii) a lease/consortium model, where the Company provides child care and early education services to the employees of multiple employers located within a specific real estate development (for example, an office building or office park), as well as to families in the surrounding community. In both the cost-plus and sponsor P&L models, the development of a new child care center, as well as ongoing maintenance and repair, is typically funded by an employer sponsor with whom the Company enters into a multi-year contractual relationship. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services for their employees. Under each model type, the Company retains responsibility for all aspects of operating the child care and early education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
The Company provides back-up dependent care services through its own centers and through our Back-Up Care Advantage (“BUCA”) program, which offers access to a contracted network of in-home care agencies and center-based providers in locations where the Company does not otherwise have centers with available capacity.
Stock Offerings — On January 30, 2013, the Company completed an initial public offering (the “IPO”) and issued a total of 11.6 million shares of common stock in exchange for $233.3 million, net of offering costs. The Company used the proceeds of the IPO, as well as certain amounts from a 2013 debt refinancing, to repay the principal and accumulated interest under its senior notes outstanding on January 30, 2013. The Company also authorized 25 million shares of undesignated preferred stock for issuance.
Subsequent to the IPO, certain of the Company’s stockholders have sold a total of 47.7 million shares of the Company’s common stock in underwritten secondary offerings (“secondary offerings”), including 8.2 million, 4.1 million, and 9.7 million shares in the years ended December 31, 2017, 2016, and 2015, respectively. The Company did not receive proceeds from the sale of shares in the secondary offerings. The Company incurred $0.5 million, $0.5 million, and $0.6 million in the years ended December 31, 2017, 2016, and 2015, respectively, in offering costs related to the secondary offerings, which are included in selling, general and administrative expenses in the consolidated statement of income. The Company purchased 1.7 million, 1.0 million, and 2.1 million of the shares sold in the secondary offerings in 2017, 2016, and 2015, respectively, from investment funds affiliated with Bain Capital Partners LLC at the same price per share paid by the underwriter to the selling stockholders.
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates in the preparation of the consolidated financial statements relate to the valuation of goodwill and other intangibles, and income taxes. Actual results may differ from management’s estimates.
Foreign Operations — The functional currency of the Company’s foreign subsidiaries is their local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included in accumulated other comprehensive income or loss as a separate component of stockholders’ equity.

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from those foreign subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of income. The Company incurred foreign currency translation losses of $1.7 million during the year ended December 31, 2017, associated with the disposition of the remaining assets in Ireland, which was included in other expenses in the consolidated statement of income. The net gains and losses recorded in the consolidated statements of income for the years ended December 31, 2016 and 2015 were not significant.
Fair Value of Financial Instruments — The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date and applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company uses observable inputs where relevant and whenever possible.
Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date.
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and borrowings on the revolving credit facility approximates their fair value because of their short-term nature.
The fair value of the Company's long-term debt is based on current bid prices, which approximates carrying value. As such, the Company's long-term debt was classified as Level 1, as defined under U.S. GAAP. As of December 31, 2017 and 2016, the carrying value and estimated fair value of long-term debt was $1.1 billion.
In 2017, the Company entered into interest rate swap agreements, which were included in other assets on the consolidated balance sheets at fair value. As of December 31, 2017, the fair value of the interest rate swaps were $3.8 million, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA.”) The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps, it was not considered a significant input. The fair value of the interest rate swaps is classified as Level 2, as defined under U.S. GAAP.
During 2017 and 2016, the Company had no transfers of assets or liabilities between any of the above hierarchy levels.
Concentrations of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit risk exists at December 31, 2017 and 2016.
Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities, when purchased, of three months or less to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts. There were no cash equivalent investments at December 31, 2017 and 2016.
The Company’s cash management system provides for the funding of the main bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks may be in excess of the cash balances at certain banks, creating book overdrafts. There were $18.0 million and $11.0 million in book overdrafts at December 31, 2017 and 2016, respectively, included in accounts payable on the consolidated balance sheet.
Accounts Receivable — The Company generates accounts receivable from fees charged to parents and employer sponsors and, to a lesser degree, government agencies. The Company monitors collections and payments and maintains a provision for estimated losses based on historical trends, in addition to provisions established for specific collection issues that have been identified. Accounts receivable are stated net of this allowance for doubtful accounts.
Activity in the allowance for doubtful accounts is as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Beginning balance	$1,054	$1,556	$1,235
Provision	2,537	839	1,322
Write offs and recoveries	(1,162)	(1,341)	(1,001)
Ending balance	$2,429	$1,054	$1,556
Fixed Assets — Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation or amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of income. Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements and replacements are capitalized. Depreciation is included in cost of services and selling, general and administrative expenses depending on the nature of the expenditure.
Business Combinations — Business combinations are accounted for under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The accounting for business combinations requires estimates and judgment as to expectations of future cash flows of the acquired business, the allocation of those cash flows to identifiable intangible assets, and in determining the estimated fair value for assets acquired and liabilities assumed. The determination of fair values is based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If actual results differ from these estimates, the amounts recorded in the financial statements could be impaired.
Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; integration costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense.
Goodwill and Intangible Assets — Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. The Company’s intangible assets principally consist of various customer relationships (including both client and parent relationships) and trade names. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested annually for impairment or more frequently if there are indicators of impairment. Indefinite lived intangible assets are also subject to an annual evaluation to determine whether events and circumstances continue to support an indefinite useful life.
Goodwill impairment assessments are performed at the reporting unit level, which for Bright Horizons is at the operating segment level. In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s services, regulatory developments, cost factors, and entity specific factors such as overall financial performance and projected results. If an initial qualitative assessment indicates that it is more likely than not that the carrying value exceeds the fair value of a reporting unit, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, the Company compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using the Company’s estimated discount rate. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The Company performed a qualitative assessment during the annual impairment review as of October 1, 2017 and concluded that it is not more likely than not that the fair value of the Company’s reporting units are less than their carrying amount. Therefore, no goodwill impairment charges were recorded in the years ended December 31, 2017, 2016, or 2015.
We test certain trademarks that are determined to be indefinite-lived intangible assets by comparing the fair value of the trademarks with their carrying value. We estimate the fair value first by estimating the total revenue attributable to the trademarks and then by applying a royalty rate determined by an analysis of empirical, market-derived royalty rates for guideline intangible assets, consistent with the initial valuation of the intangibles. No impairment losses were recorded in the years ended December 31, 2017, 2016 or 2015 in relation to intangible assets.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and are amortized over the estimated period benefited, ranging from one to seventeen years. Intangible assets related to parent relationships are amortized using an accelerated method over their useful lives. All other intangible assets are amortized on a straight-line basis over their useful lives.
Impairment of Long-Lived Assets — The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the carrying amount of the asset to the estimated undiscounted future cash flows over the asset’s remaining life. If the estimated cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying amount of the asset to its estimated fair value less any disposal costs. The Company recorded fixed asset impairment losses of $0.2 million in the year ended December 31, 2017 and less than $0.1 million in the years ended December 31, 2016 and 2015, which have been included in cost of services in the consolidated statement of income.
Other Long-Term Assets — Other long-term assets includes a deposit of $8.0 million in the Company's wholly-owned captive insurance entity and a cost basis investment of $2.1 million in a private company, which we review for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable.
Deferred Revenue — The Company records deferred revenue for prepaid tuition and fees received from clients in advance of services being performed. The Company is also a party to agreements where the performance of services extends beyond one year. In these circumstances, the Company records a long-term obligation and recognizes revenue over the period of the agreement as the services are rendered.
Leases and Deferred Rent — The Company leases space for certain of its centers and corporate offices. Leases are evaluated and classified as operating or capital for financial reporting purposes. The Company recognizes rent expense from operating leases with periods of free rent, tenant allowances and scheduled rent increases on a straight-line basis over the applicable lease term. The difference between rents paid and straight-line rent expense is recorded as deferred rent.
Discount on Long-Term Debt — Original issue discounts on the Company’s debt are recorded as a reduction of long-term debt and are amortized over the life of the related debt instrument in accordance with the effective interest method. Amortization expense is included in interest expense in the consolidated statement of income.
Deferred Financing Costs — Deferred financing costs are recorded as a reduction of long-term debt and are amortized over the life of the related debt instrument in accordance with the effective interest method. Amortization expense is included in interest expense in the consolidated statement of income.
Income Taxes — The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax carryforwards, such as net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the provision for income taxes in the period that includes the enactment date. The Company records a valuation allowance to reduce the carrying amount of deferred tax assets if it is more likely than not that such asset will not be realized. Additional income tax expense is recognized as a result of recording valuation allowances. The Company does not recognize a tax benefit on losses in foreign operations where it does not have a history of profitability. The Company records penalties and interest on income tax related items as a component of tax expense.
Obligations for uncertain tax positions are recorded based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
Revenue Recognition — The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectability is reasonably assured.
Center-based child care revenues consist primarily of tuition, which consists of amounts paid by parents, supplemented in some cases by payments from employer sponsors and, to a lesser extent, by payments from government agencies. Revenue may also include management fees, operating subsidies paid either in lieu of or to supplement parent tuition, and fees for other services. Revenue for center-based child care is recognized as the services are performed.

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
Stock-Based Compensation — The Company accounts for stock-based compensation using a fair value method. Stock-based compensation expense is recognized in the consolidated financial statements based on the grant-date fair value of the awards that are expected to vest. This expense is recognized on a straight-line basis over the requisite service period, which generally represents the vesting period, of each separately vesting tranche. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model.
Comprehensive Income or Loss — Comprehensive income or loss is comprised of net income or loss, foreign currency translation adjustments, and unrealized gains or losses from interest rate swaps, net of tax. The Company has not recorded a deferred tax liability related to state income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested. Therefore, taxes are not provided for the related currency translation adjustments.
Earnings Per Share — Net earnings per share is calculated using the two-class method, which is an earnings allocation formula that determines net income or loss per share for the holders of the Company’s common stock and unvested participating shares. Unvested participating shares are unvested share-based payment awards of restricted stock that participate in dividends with common stock. Net income available to stockholders is allocated on a pro rata basis to each share as if all of the earnings for the period had been distributed. Diluted net income or loss per share is calculated using the more dilutive of (1) the treasury stock method, or (2) the two-class method for all outstanding stock options.
Recently Adopted Pronouncement — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early adoption permitted. The Company adopted the standard prospectively on January 1, 2017, and as such, prior periods have not been adjusted. The adoption of this guidance impacted the Company’s income tax expense, effective tax rate, and weighted average shares outstanding. The Company continues to include a forfeiture assumption relative to its unvested awards. Upon adoption, the Company now recognizes all excess tax benefits and tax deficiencies as income tax benefits or expenses on the income statement, which were previously recorded to additional paid-in capital on the balance sheet. As a result, the Company decreased tax expense and increased net income by $26.5 million in the year ended December 31, 2017 in relation to the excess tax benefits associated with the exercise of stock options and vesting of restricted stock. Additionally, weighted average diluted common shares increased in the year ended December 31, 2017 by approximately 0.4 million shares under the new earnings per share methodology and tax benefits from stock options of $26.5 million were included with cash flows from operating activities as a component of net income rather than as cash flows from financing activities under previous guidance.
New Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for revenue recognition. The FASB has subsequently issued various ASUs which amend or clarify specific areas of the guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company will adopt the standard using the modified approach.
The Company established an implementation team to assist with its assessment of the impact of the new revenue guidance on its operations, consolidated financial statements and related disclosures. The Company’s assessment has included performing analysis for each revenue stream identified, assessing the potential differences in recognition and measurement that may result from adopting this standard, evaluating principal versus agent considerations, and assessing whether the Company meets certain practical expedients. Based on the results of the assessment, the adoption of this standard will not have a material impact on the timing or amount of revenue recognized upon adoption and any cumulative prior period adjustment is immaterial and therefore will not be recorded to the opening balance of retained earnings upon adoption. The Company also anticipates changes to its disclosures to comply with the new disclosure requirements under Topic 606. The Company is implementing the necessary changes to its revenue recognition accounting policies and controls to support recognition and disclosure under the new standard.

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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The new guidance with respect to cash flow and net investment hedge relationships existing on the date of adoption must be applied on a modified retrospective basis, and the new presentation and disclosure requirements must be applied on a prospective basis. This standard is not expected to have a significant impact on the Company's consolidated financial statements and related disclosures.
2. ACQUISITIONS AND DISPOSITIONS
The Company’s growth strategy includes expansion through strategic and synergistic acquisitions. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.
2017 Acquisitions
During the year ended December 31, 2017, the Company acquired ten centers in the Netherlands, three centers in the United States, and one center in the United Kingdom in seven separate business acquisitions, which were each accounted for as business combinations. The centers were acquired for cash consideration of $21.5 million, net of cash acquired of $0.3 million, and consideration payable of $0.2 million. The Company recorded goodwill of $14.3 million related to the full service center-based child care segment, a portion of which will be deductible for tax purposes. In addition, the Company recorded intangible assets of $2.3 million, consisting of customer relationships that will be amortized over three to five years, as well as fixed assets of $7.3 million, deferred tax liabilities of $0.6 million, and a working capital deficit of $1.3 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 31, 2017, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
2017 Dispositions
During the year ended December 31, 2017, the Company disposed of its remaining three centers in Ireland for a loss of $3.7 million, which was included in other expenses in the consolidated statement of income, offset by a tax benefit of approximately $7.0 million that was recorded from the loss on investment of a subsidiary.
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

The purchase price for this acquisition has been allocated based on the fair value of the acquired assets and assumed liabilities at the date of acquisition as follows (in thousands):

	At acquisition date As reported December 31, 2016	Measurement period adjustments	At acquisition date As reported December 31, 2017
Cash	$5,210	$75	$5,285
Prepaid expenses and other assets	5,700	(237)	5,463
Fixed assets	96,868	(1,368)	95,500
Intangible assets	10,540	1,860	12,400
Goodwill	122,714	(5,914)	116,800
Total assets acquired	241,032	(5,584)	235,448
Accounts payable and accrued expenses	(18,696)	1,569	(17,127)
Deferred revenue and parent deposits	(5,394)	1,026	(4,368)
Deferred tax liabilities	(7,793)	2,993	(4,800)
Other long-term liabilities	(3,048)	(4)	(3,052)
Total liabilities assumed	(34,931)	5,584	(29,347)
Purchase price	$206,101	$—	$206,101
The Company acquired fixed assets of $95.5 million, including 39 properties. The Company recorded goodwill of $116.8 million, which will not be deductible for tax purposes. Goodwill related to this acquisition is reported within the full service center-based child care segment. Intangible assets consist of $9.9 million of customer relationships that will be amortized over five years and $2.5 million of trademarks that will be amortized over six years.
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
Other 2016 Acquisitions
During the year ended December 31, 2016, the Company also acquired four centers in the United States and eight centers in the United Kingdom in four separate business acquisitions, which were each accounted for as business combinations. The centers were acquired for cash consideration of $18.1 million and contingent consideration of $1.1 million. The Company recorded goodwill of $17.1 million related to the full service center-based child care segment, a portion of which will be deductible for tax purposes. In addition, the Company recorded intangible assets of $3.3 million, consisting primarily of customer relationships that will be amortized over five years, as well as a working capital deficit of $1.8 million, including cash of $0.3 million, in relation to these acquisitions.
During the year ended December 31, 2016, the Company acquired all of the outstanding shares of a provider of back-up care in the United States, which was accounted for as a business combination. The business was acquired for cash consideration of $10.4 million and contingent consideration of $3.8 million. The Company recorded goodwill of $9.2 million related to the back-up care segment, which will not be deductible for tax purposes. In addition, the Company recorded intangible assets of $4.9 million, consisting primarily of the provider network that will be amortized over five years, as well a technology of $2.6 million, and working capital of $0.4 million, including cash of $0.3 million, in relation to this acquisition.

2015 Acquisitions
On May 19, 2015, the Company acquired Hildebrandt Learning Centers, LLC, an operator of 40 centers in the United States, for cash consideration of $19.2 million and contingent consideration of $0.5 million, which was accounted for as a business combination. The Company recorded goodwill of $13.2 million related to the full service center-based child care segment, which will be deductible for tax purposes, and intangible assets of $5.7 million, consisting of customer relationships that will be amortized over 12 years. The Company also acquired working capital of $0.3 million, including cash of $1.5 million, and fixed assets of $0.5 million.
On July 15, 2015, the Company acquired Active Learning Childcare Limited, an operator of nine centers in the United Kingdom, for cash consideration of $42.2 million, which was accounted for as a business combination. The Company recorded goodwill of $31.1 million related to the full service center-based child care segment, which will not be deductible for tax purposes, and intangible assets of $3.8 million, consisting primarily of customer relationships that will be amortized over five years. The Company also acquired a working capital deficit of $1.8 million, including cash of $2.8 million, fixed assets of $9.8 million, and deferred tax liabilities of $0.7 million.
Our acquisitions of Hildebrandt Learning Centers, LLC and Active Learning Childcare Limited contributed approximately $29.6 million of incremental revenue in the year ended December 31, 2015.
During the year ended December 31, 2015, the Company also acquired four additional centers in the United States and four additional centers in the United Kingdom, in six separate business acquisitions which were each accounted for as business combinations. The centers were acquired for cash consideration of $20.5 million and contingent consideration of $0.8 million, net of cash acquired of $0.3 million. Contingent consideration of $0.8 million was paid during the year ended December 31, 2016 in relation to these acquisitions. The company recorded goodwill of $18.5 million related to the full service center-based child care segment, a portion of which will be deductible for tax purposes. Intangible assets of $2.7 million, consisting primarily of customer relationships that will be amortized over five years, were also recorded in relation to these acquisitions.
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows (in thousands):

	Full service center-based child care	Back-up dependent care	Other educational advisory services	Total
Balance at December 31, 2015	$965,114	$158,894	$23,801	$1,147,809
Additions from acquisitions	139,539	9,214	—	148,753
Adjustments to prior year acquisitions	73	—	—	73
Effect of foreign currency translation	(28,930)	—	—	(28,930)
Balance at December 31, 2016	1,075,796	168,108	23,801	1,267,705
Additions from acquisitions	14,269	—	—	14,269
Adjustments to prior year acquisitions	(5,596)	(3)	—	(5,599)
Effect of foreign currency translation	30,417	—	—	30,417
Balance at December 31, 2017	$1,114,886	$168,105	$23,801	$1,306,792

The Company also has intangible assets, which consist of the following at December 31, 2017 and 2016 (in thousands):

December 31, 2017:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$396,428	$(234,742)	$161,686
Trade names	7 years	10,224	(4,566)	5,658
		406,652	(239,308)	167,344
Indefinite-lived intangibles:
Trade names	N/A	181,196	—	181,196
		$587,848	$(239,308)	$348,540

December 31, 2016:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$392,820	$(205,342)	$187,478
Trade names	7 years	8,283	(2,961)	5,322
Non-compete agreements	N/A	49	(49)	—
		401,152	(208,352)	192,800
Indefinite-lived intangibles:
Trade names	N/A	181,766	—	181,766
		$582,918	$(208,352)	$374,566
The Company recorded amortization expense of $32.6 million, $29.6 million and $28.0 million in the years ended December 31, 2017, 2016, and 2015, respectively.
The Company estimates that it will record amortization expense related to intangible assets existing as of December 31, 2017 as follows over the next five years (in thousands):

Estimated amortization expense
2018	$30,134
2019	$27,740
2020	$26,833
2021	$25,140
2022	$22,927
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2017	2016
Prepaid rent and other occupancy costs	$15,553	$13,932
Prepaid workers compensation claims	6,136	4,609
Prepaid insurance	6,007	3,134
Reimbursable costs	4,186	6,101
Prepaid income taxes	1,249	649
Other prepaid expenses and current assets	18,965	14,129
	$52,096	$42,554
Under the terms of the Company’s workers compensation policy, the Company is required to make advances to its insurance carrier pertaining to estimated claims for all open plan years.

Other prepaid expenses and current assets include deposits of $5.2 million and $3.1 million at December 31, 2017 and 2016, respectively, for the acquisition of full service child care centers in 2018 and 2017, respectively.
5. FIXED ASSETS
Fixed assets consist of the following (dollars in thousands):

	Estimated useful lives (Years)	December 31,
		2017	2016
Buildings	20 – 40	$182,701	$174,168
Furniture, equipment and software	3 – 10	206,161	178,872
Leasehold improvements	Shorter of the lease term or the estimated useful life	423,624	365,707
Land	—	103,680	92,666
Total fixed assets		916,166	811,413
Accumulated depreciation		(340,981)	(281,981)
Fixed assets, net		$575,185	$529,432
Fixed assets include construction in progress of $31.2 million and $26.4 million at December 31, 2017 and 2016, respectively, which was primarily comprised of leasehold improvements. The Company recorded depreciation expense of $62.2 million, $55.6 million and $50.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.
6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Accrued payroll and employee benefits	$56,817	$59,258
Accounts payable	31,719	26,171
Accrued insurance	8,565	5,718
Accrued occupancy costs	3,400	3,102
Accrued professional fees	2,693	2,376
Accrued interest	370	2,985
Other accrued expenses	29,333	25,790
	$132,897	$125,400
7. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Customer amounts on deposit	$17,294	$14,688
Deferred rent and other occupancy costs	5,589	4,796
Income taxes payable	4,680	3,081
Liability for unvested restricted stock	3,487	4,733
Other current liabilities	3,162	1,440
	$34,212	$28,738

8. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Customer amounts on deposit	$16,450	$14,353
Liabilities for workers compensation claims	15,812	16,572
Transition tax payable	9,648	—
Liability for unvested restricted stock	7,757	7,546
Deferred compensation	5,299	2,793
Asset retirement obligations	4,045	3,733
Liability for uncertain tax positions	1,903	1,096
Other long-term liabilities	3,257	5,955
	$64,171	$52,048
9. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior secured credit facilities
The Company’s $1.3 billion senior secured credit facilities consist of a $1.1 billion secured term loan facility and a $225.0 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Term loans	$1,066,938	$1,075,000
Deferred financing costs and original issue discount	(10,177)	(10,241)
Total debt	1,056,761	1,064,759
Less current maturities	10,750	10,750
Long-term debt	$1,046,011	$1,054,009
The revolving credit facility matures on July 31, 2022. Borrowings outstanding on the revolving credit facility were $127.1 million at December 31, 2017 and $76.0 million at December 31, 2016.
All borrowings under the credit agreement are subject to variable interest. At December 31, 2017, borrowings under the term loan facility bear interest at a rate per annum of 1.0% over the base rate, or 2.0% over the Eurocurrency rate (each as defined in the credit agreement), which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one month LIBOR rate. With respect to the term loan facility, the base rate is subject to an interest rate floor of 1.75% and the Eurocurrency rate is subject to an interest rate floor of 0.75%. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 1.0% over the base rate, or 1.50% to 2.0% over the Eurocurrency rate.
The effective interest rate for the term loans was 3.57%, 3.50%, and 4.10% at December 31, 2017, 2016, and 2015, respectively, and the weighted average interest rate was 3.53%, 3.90%, and 4.10% for the years ended December 31, 2017, 2016, and 2015, respectively. The effective interest rate for the revolving credit facility was 3.70%, 5.50%, and 5.25% at December 31, 2017, 2016, and 2015, respectively. The weighted average interest rate for the revolving credit facility was 4.10%, 4.20%, and 3.80% for the years ended December 31, 2017, 2016, and 2015, respectively.
Certain financing fees and original issue discount costs are capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs were $1.4 million, $2.2 million, and $2.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. Amortization expense of original issue discount costs were $0.4 million, $1.3 million, and $1.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. A loss on extinguishment of debt of $11.1 million was recorded in the year ended December 31, 2016, related to the write off of unamortized original issue discount costs and deferred financing fees in connection with the November 2016 debt refinancing.

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
Credit Amendments
On January 26, 2016, the Company amended its then existing credit agreement to increase the revolving credit facility from $100.0 million to $225.0 million, to extend the maturity date on the revolving credit facility from January 30, 2018 to July 31, 2019, and to modify the interest rate applicable to borrowings.
On November 7, 2016, the Company modified its then existing senior credit facilities and refinanced all of its outstanding term loans into a new seven year term loan facility, which resulted in the issuance of $1.1 billion in new term loans, a portion of which were used to repay $922.5 million in outstanding term loans under the previous term loan facility, and $150.0 million of which was used to fund the acquisition of a business. The terms, interest rate and availability of the revolving credit facility were not modified in the November 2016 debt refinancing. The Company incurred and capitalized financing fees of $6.7 million and original issue discount costs of $2.7 million in connection with the November 2016 debt refinancing.
On May 8, 2017 and November 30, 2017, the Company amended its existing senior credit facilities to, among other changes, reduce the applicable interest rates of the term loan facility and the revolving credit facility. In connection with the May 8, 2017 amendment, the Company also extended the maturity date on the revolving credit facility from July 31, 2019 to July 31, 2022. The maturity date of the amended term loan facility of November 7, 2023 was not modified with these amendments. In the year ended December 31, 2017, the Company incurred $2.8 million in fees associated with these amendments which were included in selling, general and administrative expenses.
Interest Rate Swap Agreements
The Company is subject to interest rate risk as all borrowings under the senior secured credit facilities are subject to variable interest. On October 16, 2017, the Company entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements on $500.0 million notional amount of the outstanding term loan borrowings, effective October 31, 2017. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The Company is required to make monthly payments on the notional amount at a fixed average interest rate, including the applicable rate for Eurocurrency loans, of approximately 3.90%. In exchange, the Company receives interest on the notional amount at a variable rate based on the one-month LIBOR rate, subject to a 0.75% floor.
The interest rate swaps are recorded on the Company's consolidated balance sheet at fair value and classified based on the instruments' maturity dates. The Company records gains or losses resulting from changes in the fair value of the interest rate swaps to other comprehensive income or loss to the extent that the swaps are effective as hedges. As of December 31, 2017, there was no ineffectiveness related to the interest rate swap agreements. Gains and losses recorded to other comprehensive income or loss are reclassified into earnings and recognized to interest expense in the Company's consolidated statement of income in the period that the hedged interest expense on the term loan facility is recognized.
As of December 31, 2017, the fair value of the interest rate swap agreements was as follows (in thousands):

	Consolidated balance sheet classification	December 31, 2017
Interest rate swaps - asset	Other assets	$3,767

For the year ended December 31, 2017, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain recognized in other comprehensive income	Consolidated statement of income classification	Amount of net loss reclassified into earnings	Total effect on other comprehensive income
Interest rate swaps	$3,258	Interest expense—net	$(509)	$3,767
Income tax effect	(1,303)	Income tax expense	204	(1,507)
Net of income taxes	$1,955		$(305)	$2,260
During the next twelve months, the Company estimates that a loss of $0.7 million, pre-tax, will be reclassified from accumulated other comprehensive income to interest expense.
10. INCOME TAXES
Income before income taxes consists of the following (in thousands):

	Years ended December 31,
	2017	2016	2015
United States	$116,225	$132,846	$134,611
Foreign	45,175	10,351	5,545
Total	$161,400	$143,197	$140,156
The allocation of income before income taxes may fluctuate year to year due to activity within the Bright Horizons consolidated group. Due to the disposition of our remaining assets in Ireland and the related disposition of our investment in the foreign subsidiary in 2017, the foreign income before income taxes includes a gain of approximately $11.9 million, with a corresponding loss of approximately $15.6 million within the U.S. income before income taxes. This transaction resulted in a consolidated net loss of $3.7 million which is included in other expenses in the consolidated statement of income.
Income tax expense consists of the following (in thousands):

	Years ended December 31,
	2017	2016	2015
Current tax expense
Federal	$29,733	$42,691	$29,236
State	4,531	10,752	8,723
Foreign	7,735	7,115	9,028
	41,999	60,558	46,987
Deferred tax (benefit) expense
Federal	(36,794)	(6,463)	(11,014)
State	612	(2,069)	6,776
Foreign	(1,380)	(3,589)	3,480
	(37,562)	(12,121)	(758)
Income tax expense	$4,437	$48,437	$46,229

The following is a reconciliation of the U.S. federal statutory rate to the effective rate on pretax income (in thousands):

	Years ended December 31,
	2017	2016	2015
Federal tax expense computed at statutory rate	$56,490	$50,119	$49,055
State tax expense, net of federal tax	2,881	6,374	5,849
Valuation allowance, net	(1,028)	(107)	(185)
Intercompany interest	(5,074)	(6,953)	(6,919)
Permanent differences and other, net	1,041	(389)	(901)
Stock-based compensation	(22,757)	—	—
Change in tax rate	(32,844)	(96)	319
Transition Tax	11,027	—	—
Change to uncertain tax positions, net	614	432	(333)
Foreign rate differential	(5,913)	(943)	(656)
Income tax expense	$4,437	$48,437	$46,229
The effective income tax rate for 2017 decreased from prior years primarily due to three items. The first relates to the excess tax benefits associated with the exercise of stock options and vesting of restricted stock which reduced income tax expense by $26.5 million in 2017 due to the adoption of ASU 2016-09: Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 was adopted prospectively as of January 1, 2017. The excess tax benefits from stock-based compensation were recorded to the balance sheet in prior years.
Second, a net tax benefit of $22.3 million was recorded due to the enactment of the U.S. Tax Cuts and Jobs Act (“Tax Act”), as discussed in more detail below. Third, a tax benefit of approximately $7.0 million was recorded in 2017 related to the disposition of our remaining assets in Ireland, also resulting in the disposition of our investment in a subsidiary for tax purposes.
On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation with the Tax Act that makes broad and complex changes to the U.S. tax code, impacting the year ended December 31, 2017 and future years. For 2017, the Tax Act requires a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and also allows for bonus depreciation that permits full expensing of qualified property. Effective January 1, 2018, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the date of the Tax Act enactment for companies to complete the accounting under Accounting Standards Codification 740—Income Taxes. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements.
The Company’s accounting for certain elements of the Tax Act is incomplete. However, the Company was able to make the following reasonable estimates of certain items and has recorded provisional adjustments as of December 31, 2017 based on these estimates.
The Tax Act reduces the corporate federal tax rate to 21% effective January 1, 2018. As a result, the Company recorded a provisional decrease of $33.3 million to its net deferred tax liability with a corresponding adjustment to deferred tax benefit for the year ended December 31, 2017. While the Company was able to make a reasonable estimate of the impact of the reduction in corporate tax rate, it may be affected by other analyses related to the Tax Act including, the calculation of the deemed repatriation of foreign income and the state tax effect of federal adjustments.
The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine the amount of post-1986 E&P of the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company is able to make a reasonable estimate of the Transition Tax and recorded a provisional tax obligation of $11.0 million. However, the Company is continuing to gather additional information to more precisely compute the amount of Transition Tax.

Significant components of the Company’s net deferred tax liability are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Reserve on assets	$605	$342
Net operating loss carryforwards	304	1,347
Liabilities not yet deductible	28,951	39,401
Deferred revenue	2,934	3,370
Stock-based compensation	8,024	13,855
Depreciation	—	118
Other	2,608	1,620
	43,426	60,053
Valuation allowance	—	(1,028)
Total deferred tax assets	43,426	59,025
Deferred tax liabilities:
Intangible assets	(97,674)	(143,806)
Depreciation	(19,685)	(26,930)
Total deferred tax liabilities	(117,359)	(170,736)
Net deferred tax liability	$(73,933)	$(111,711)
During 2017, the overall deferred tax liability decreased significantly, primarily due to the Tax Act. The U.S. net deferred tax liability was revalued at the lower rate and reduced by $33.3 million. The other book to tax differences, resulting in a net decrease in the deferred tax liability, were in the treatment of amortization of intangible assets, depreciation and stock-based compensation. At December 31, 2017, the net deferred tax liability of $73.9 million includes deferred tax assets of $0.1 million which are recorded to other assets in the consolidated balance sheet.
The Company has foreign net operating losses of $1.3 million and has recorded an associated deferred tax asset totaling $0.3 million. The net operating losses in certain foreign jurisdictions will begin to expire in 2024, while others can be carried forward indefinitely. During 2017, the valuation allowance of $1.0 million was released, based upon consideration of the cumulative income over the last three years and projected forecast of taxable income of the foreign subsidiary. At December 31, 2017, there are no foreign deferred tax assets that require a valuation allowance.
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability of approximately $1.1 million related to the state taxes and foreign withholding taxes on approximately $123.0 million of cumulative undistributed earnings of foreign subsidiaries indefinitely invested outside the United States.
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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Beginning balance	$1,096	$706	$713
Additions for tax positions of prior years	—	—	353
Additions for tax positions of current year	650	443	353
Settlements	—	—	(50)
Reductions for tax positions of prior years	—	(27)	—
Lapses of statutes of limitations	—	—	(663)
Effect of foreign currency adjustments	157	(26)	—
Ending balance	$1,903	$1,096	$706
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s current provision for income tax expense for the years ended December 31, 2017, 2016 and 2015 included no interest and penalties. There was no liability for total interest and penalties at December 31, 2017 and 2016. During 2017, the Company recorded an unrecognized tax benefit for a foreign subsidiary's tax position.
The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is $1.9 million. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, or if applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.9 million.
The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for federal income tax returns is three years. The Company’s filings for 2014 through 2016 are subject to audit based upon the federal statute of limitations.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There were no significant settlements of state audits during the year. As of December 31, 2017, there were no income tax audits in process and the tax years from 2013 to 2016 are subject to audit.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Canada, Ireland and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to seven years.
11. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Preferred Stock
The Company authorized 25 million shares of undesignated preferred stock in 2013 for issuance, of which none have been issued. The Company’s board of directors has the authority, without further action by stockholders, to issue up to 25 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of December 31, 2017 and 2016, no shares of preferred stock were outstanding.
Treasury Stock
On August 2, 2016, the board of directors of the Company authorized a share repurchase program of up to $300.0 million of the Company’s outstanding common stock, effective August 5, 2016. The share repurchase program, which has no expiration date, replaces the prior 2015 authorization, of which $26.3 million remained available at the date the program was replaced. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the year ended December 31, 2017, the Company repurchased 2.0 million shares for $162.2 million, including a total of 1.7 million shares that were purchased from investment funds affiliated with Bain Capital Partners LLC in secondary offerings at the same price per share paid by the underwriter. At December 31, 2017, $120.6 million remained outstanding under the repurchase program.

During the year ended December 31, 2016, the Company repurchased 1.7 million shares for $112.8 million, including a total of 1.0 million shares that were purchased from investment funds affiliated with Bain Capital Partners LLC in secondary offerings at the same price per share paid by the underwriter.
On February 4, 2015, the board of directors of the Company authorized a share repurchase program of up to $250.0 million of its common stock. During the year ended December 31, 2015, the Company repurchased 2.2 million shares for $128.1 million, including a total of 2.1 million shares that were purchased from investment funds affiliated with Bain Capital Partners LLC in secondary offerings at the same price per share paid by the underwriter.
Equity Incentive Plan
The Company's 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated (the “Plan”), allows for the issuance of equity awards of up to 5 million shares of common stock. As of December 31, 2017, there were approximately 1.8 million shares of common stock available for grant. Stock options granted under the Plan are subject to a service condition and expire in seven years from date of grant or termination of the holder’s employment with the Company, unless such termination was due to death, disability or retirement, unless otherwise determined by the administrator of the Plan. The majority of the options have a requisite service period of five years, with 60% of the options vesting on the third anniversary of the date of grant and 20% vesting on each of the fourth and fifth anniversaries.
The Company also had an incentive compensation plan (the “2008 Plan”) which, as amended in March 2012, was authorized to issue 150,000 shares of Class L common stock and 1.5 million shares of Class A common stock. No additional options will be granted under the 2008 Plan. However, all outstanding options continue to be governed by their existing terms.
Stock-Based Compensation
The Company recognized the impact of stock-based compensation in its consolidated statements of income for the years ended December 31, 2017, 2016, and 2015 and did not capitalize any amounts on the consolidated balance sheets. In the years ended December 31, 2017, 2016, and 2015 the Company recorded stock-based compensation expense of $12.1 million, $11.6 million, and $9.2 million, respectively, of which $11.6 million, $11.0 million, and $8.7 million was recorded in selling, general and administrative expenses, respectively, and $0.5 million, $0.6 million, and $0.5 million in cost of services, respectively, in the consolidated statements of income in relation to all awards granted under the equity incentive plans. Stock-based compensation expense generated a deferred income tax benefit of $3.2 million, $4.6 million, and $3.7 million in the years ended December 31, 2017, 2016, and 2015, respectively.
There were no share-based liabilities paid during the period. As of December 31, 2017, there was $16.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over the remaining requisite service period. Estimated forfeitures are based on the Company's historical forfeitures and is adjusted periodically based on actual results. The weighted average remaining requisite service period was approximately two years at December 31, 2017.
Stock Options
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years ended December 31,
	2017	2016	2015
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	30.0%	30.0%	30.0%
Risk free interest rate	1.9%	1.4%	1.5%
Expected life of options (years)	5.3	5.3	5.3
Weighted average fair value per share of options granted during the period	$22.08	$19.35	$15.37
The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its IPO in January 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility has been based upon the historical volatility of the stock price over the expected life of the options of the Company and that of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the years ended December 31, 2017, 2016, and 2015, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.

The table below reflects stock option activity under the Company’s equity plan for the year ended December 31, 2017.

	Weighted Average Remaining Contractual Life in Years
		Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2017	4.5	3,483,877	$32.34
Granted		464,175	72.48
Exercised		(1,192,160)	18.98
Forfeited		(81,050)	56.75
Outstanding at December 31, 2017	4.4	2,674,842	$44.53	$132.3
Exercisable at December 31, 2017	3.5	1,023,230	$22.07	$73.6
Vested and expected to vest at December 31, 2017	4.3	2,547,213	$43.48	$128.7
The fair value (pre-tax) of options that vested during the years ended December 31, 2017, 2016, and 2015 was $6.8 million, $5.1 million, and $2.3 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $66.6 million, $39.4 million, and $28.9 million, respectively.
Cash received by the Company from the exercise of stock options for the years ended December 31, 2017, 2016, and 2015 was $22.6 million, $11.7 million, and $9.8 million, respectively.
Income tax benefits realized from the exercise of stock options in the years ended December 31, 2017, 2016, and 2015 were $32.3 million, $15.8 million, and $11.6 million, respectively, inclusive of the excess tax benefits realized of $26.5 million, $12.9 million, and $9.4 million in the years ended December 31, 2017, 2016, and 2015, respectively. Excess tax benefits for 2017 reduced income tax expense due to the adoption of ASU 2016-09, which was adopted prospectively on January 1, 2017. Excess tax benefits were previously recorded to additional paid-in capital on the consolidated balance sheet.
Restricted Stock and Restricted Stock Units
Restricted stock awards are granted to certain senior managers at the discretion of the board of directors as allowed under the Plan. Restricted stock awards typically vest on the earliest of the third anniversary of the grant date, a change in control of the Company, or the termination of employment by reason of death or disability, and are accounted for as non-vested stock. Restricted stock is sold for a price equal to 50% of the fair value of the stock at the date of grant. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. The unvested shares of restricted stock participate equally in dividends with common stock. Restricted stock is considered legally issued at the date of grant, but is not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. All outstanding shares of restricted stock are expected to vest. Cash proceeds from the issuance of restricted stock for the years ended December 31, 2017, 2016, and 2015 were $4.4 million, $3.7 million, and $3.9 million, respectively.
Stock-based compensation expense for restricted stock awards is calculated based on the fair value of the award on the date of grant, which is recognized on a straight line basis over the requisite service period. The Company's stock-based compensation expense recorded in selling, general and administrative expenses in the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015 included $3.7 million, $4.1 million, and $2.9 million, respectively, for restricted stock awards. As of December 31, 2017, total unrecognized compensation expense included $4.5 million related to unvested restricted stock, which is expected to be recognized over the weighted average remaining requisite service period of approximately two years.
The table below reflects restricted stock activity under the Company’s equity plan for the year ended December 31, 2017.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Non-vested restricted stock shares at January 1, 2017	538,795	$22.75	$25.5
Granted	129,780	35.75
Vested	(287,625)	18.69
Forfeited	—	—
Non-vested restricted stock shares at December 31, 2017	380,950	$30.24	$24.6
Restricted stock units are awarded to members of the board of directors as allowed under the Plan. The awards allow for the issuance of a share of the Company's common stock for each vested unit upon the earliest of termination of service as a member of the board of directors or five years after the date of the award. During the year ended December 31, 2017, 12,820 restricted stock units were awarded at a weighted average fair value of $77.99, and 2,000 restricted stock units were exercised at a weighted average fair value of $59.47. At December 31, 2017, there were 36,886 restricted stock units outstanding, with an intrinsic value of $3.5 million, which vested upon award.
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
The Company’s unvested stock-based payment awards include unvested shares awarded as restricted stock awards at the discretion of the Company’s board of directors. The restricted stock awards generally vest at the end of three years. The unvested shares participate equally in dividends. See Note 11, “Stockholders’ Equity and Stock-Based Compensation,” for a discussion of the current year unvested stock awards and issuances.
Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method (in thousands, except share and per share amounts):

	Years ended December 31,
	2017	2016	2015
Basic earnings per share:
Net income	$156,963	$94,760	$93,927
Allocation of net income to common stockholders:
Common stock	$155,995	$93,919	$93,287
Unvested participating shares	968	841	640
	$156,963	$94,760	$93,927
Weighted average number of common shares:
Common stock	58,873,196	59,229,069	60,835,574
Unvested participating shares	366,029	531,364	417,285
Earnings per common share:
Common stock	$2.65	$1.59	$1.53

Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

	Years ended December 31,
	2017	2016	2015
Diluted earnings per share:
Earnings allocated to common stock	$155,995	$93,919	$93,287
Plus earnings allocated to unvested participating shares	968	841	640
Less adjusted earnings allocated to unvested participating shares	(947)	(822)	(624)
Earnings allocated to common stock	$156,016	$93,938	$93,303
Weighted average number of common shares:
Common stock	58,873,196	59,229,069	60,835,574
Effect of dilutive securities	1,380,495	1,365,826	1,525,204
	60,253,691	60,594,895	62,360,778
Earnings per common share:
Common stock	$2.59	$1.55	$1.50
Options outstanding to purchase 0.6 million, 0.5 million and 0.2 million shares of common stock were excluded from diluted earnings per share for the years ended December 31, 2017, 2016, and 2015, respectively, since their effect was anti-dilutive, which may be dilutive in the future.
13. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases various office equipment, child care and early education center facilities and office space under noncancelable operating leases. Most of the leases expire within 10 and 15 years and many contain renewal options for various periods. Rent expense for the years ended December 31, 2017, 2016, and 2015 totaled $116.7 million, $103.1 million and $97.3 million, respectively.
Future minimum payments under noncancelable operating leases as of December 31, 2017 are as follows for the years ending December 31 (in thousands):

2018	$113,161
2019	108,199
2020	100,638
2021	88,675
2022	83,119
Thereafter	508,144
Total future minimum lease payments	$1,001,936
Long-Term Debt
Future minimum payments of long-term debt are as follows for the years ending December 31 (in thousands):

2018	$10,750
2019	10,750
2020	10,750
2021	10,750
2022	10,750
Thereafter	1,013,188
Total future principal payments	$1,066,938

Letters of Credit
The Company has 39 letters of credit outstanding used to guarantee certain rent payments for up to $1.6 million. These letters of credit are guaranteed by cash deposits. No amounts have been drawn against these letters of credit.
Litigation
The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such pending legal matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows, although we cannot predict the ultimate outcome of any such actions.
Insurance and Regulatory
The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan. Additionally, a portion of the general liability coverage is provided by the Company’s wholly-owned captive insurance entity. Management believes that the amounts accrued for these obligations are sufficient and that ultimate settlement of such claims or costs associated with claims made under these plans will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company’s child care and early education centers are subject to numerous federal, state and local regulations and licensing requirements. Failure of a center to comply with applicable regulations can subject it to governmental sanctions, which could require expenditures by the Company to bring its child care and early education centers into compliance.
14. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees. To be eligible for the 401(k) Plan, an employee must be at least 20.5 years of age and have completed their eligibility period of 60 days and 160 hours of service from date of hire. If they do not meet the 160 hours of service requirement, they may be eligible at 12 months provided they have reached 1,000 hours of service from date of hire. The 401(k) Plan is funded by elective employee contributions of up to 50% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. Expense under the plan, consisting of Company contributions and plan administrative expenses paid by the Company, totaled approximately $3.0 million, $2.7 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company maintains a Non-qualified Deferred Compensation Plan (the “NQDC Plan”) for all eligible employees. Eligible employees are employees who have capped contribution levels in our existing 401(k) Plan due to the thresholds dictated by the IRS definition of “highly compensated” employees, as well as other employees at the Company’s discretion. The NQDC Plan is funded by elective employee contributions of up to 50% of their base compensation and up to 100% of other forms of compensation, as defined. Under the NQDC Plan, the Company matches 25% of employee contributions for each participant up to $2,500. The Company holds investments in company-owned life insurance policies to offset the Company’s liabilities under the NQDC Plan. Total investments, included in other assets in the consolidated balance sheet, and NQDC Plan liabilities, included in other long-term liabilities in the consolidated balance sheet, were $5.1 million and $5.3 million at December 31, 2017, respectively. Total investments and plan liabilities were $2.7 million and $2.8 million at December 31, 2016, respectively.
15. SEGMENT AND GEOGRAPHIC INFORMATION
Bright Horizons work/life services are comprised of full service center-based child care, back-up dependent care, and other educational advisory services. As such, the Company has determined that it has three operating segments, which are also its reportable segments. Full service center-based child care includes the traditional center-based child care, preschool, and elementary education, which have similar operating characteristics and meet the criteria for aggregation. Full service center-based child care derives its revenues primarily from contractual arrangements with corporate clients and from tuition. The Company’s back-up dependent care services consist of center-based back-up child care, in-home care, mildly ill care, and adult/elder care. The Company’s other educational advisory services consist of tuition reimbursement program management and related educational consulting services, and college admissions advisory services, which have similar operating characteristics and meet the criteria for aggregation. The Company and its chief operating decision makers evaluate performance based on revenues and income from operations.
The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein.

	Full service center-based child care	Back-up dependent care	Other educational advisory services	Total
	(In thousands)
Year ended December 31, 2017
Revenue	$1,457,754	$224,264	$58,887	$1,740,905
Amortization of intangible assets	30,259	1,539	763	32,561
Income from operations (1)	130,289	60,373	14,777	205,439
Year ended December 31, 2016
Revenue	$1,321,699	$200,106	$48,036	$1,569,841
Amortization of intangible assets	27,862	1,204	576	29,642
Income from operations (2)	129,693	57,620	9,925	197,238
Year ended December 31, 2015
Revenue	$1,236,762	$181,574	$40,109	$1,458,445
Amortization of intangible assets	26,690	725	574	27,989
Income from operations (3)	115,149	56,891	9,562	181,602

(1)
For the year ended December 31, 2017, income from operations includes transaction costs associated with the loss on the disposition of our remaining assets in Ireland of $3.7 million, and costs related to the May 2017 and November 2017 credit agreement amendments and secondary offerings of $3.3 million, all of which were allocated to the full service center-based child care segment.

(2)
For the year ended December 31, 2016, income from operations includes $2.5 million of costs associated with secondary offerings, completed acquisitions, an amendment to the credit agreement completed in January 2016, and a debt refinancing completed in November 2016, all of which were allocated to the full service center-based child care segment.

(3)
For the year ended December 31, 2015, income from operations includes $0.9 million of costs associated with secondary offerings and completed acquisitions, all of which were allocated to full service center-based child care segment.

Revenue and long-lived assets by geographic region are as follows (in thousands):

	Years ended December 31,
Revenue	2017	2016	2015
North America	$1,353,032	$1,277,165	$1,182,629
Europe and other	387,873	292,676	275,816
Total revenue	$1,740,905	$1,569,841	$1,458,445

	December 31,
Long-lived assets	2017	2016	2015
North America	$333,526	$322,267	$308,469
Europe and other	241,659	207,165	121,267
Total long-lived assets	$575,185	$529,432	$429,736
The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “Europe and other” includes the United Kingdom, Netherlands, and India operations. Revenues in the United States were $1.3 billion in both 2017 and 2016, and $1.2 billion in 2015. Revenues in the United Kingdom were $328.0 million in 2017, $248.2 million in 2016, and $238.5 million in 2015. Long-lived assets were $331.8 million, $320.5 million, and $306.6 million at December 31, 2017, 2016, and 2015, respectively, in the United States, and $226.5 million, $193.9 million, and $107.8 million at December 31, 2017, 2016, and 2015, respectively, in the United Kingdom. Revenue and long-lived assets associated with other countries were not material.
16. TRANSACTIONS WITH RELATED PARTIES
Certain of the Company’s stockholders affiliated with Bain Capital Partners LLC sold shares of the Company’s common stock in underwritten secondary offerings totaling 8.2 million, 4.1 million, and 9.7 million shares in the years ended December 31, 2017, 2016, and 2015, respectively.
The Company purchased 1.7 million, 1.0 million, and 2.1 million of the shares sold in the secondary offerings in 2017, 2016, and 2015, respectively, from investment funds affiliated with Bain Capital Partners LLC at the same price per share paid by the underwriter to the selling stockholders. As of December 31, 2017, investment funds affiliated with Bain Capital Partners

LLC hold approximately 7.7% of the Company’s common stock and two members of the Company's board of directors are affiliated with Bain Capital Partners LLC.
17. QUARTERLY RESULTS (UNAUDITED)
In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of the results of any future quarter.
Selected quarterly financial information follows for the years ended December 31, 2017 and 2016 (in thousands, except share and per share amounts):

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$422,164	$445,546	$433,316	$439,879
Gross profit	104,934	114,341	103,194	108,141
Income from operations	51,404	56,806	44,963	52,266
Net income (1)	41,374	33,040	31,105	51,444
Allocation of net income to common stockholders:
Common stock—basic	41,151	32,828	30,905	51,111
Common stock—diluted	41,157	32,833	30,909	51,117
Earnings per common share:
Common stock—basic	$0.69	$0.56	$0.53	$0.88
Common stock—diluted	$0.68	$0.54	$0.51	$0.86

(1)
Net income in the quarter ended December 31, 2017 includes the impact of the Tax Act, which decreased tax expense by $22.3 million as more fully discussed in Note 10, “Income Taxes,” to the consolidated financial statements.

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$385,322	$402,053	$383,929	$398,537
Gross profit	95,776	104,383	91,472	99,216
Income from operations	48,597	56,578	44,715	47,348
Net income	24,727	30,403	22,510	17,120
Allocation of net income to common stockholders:
Common stock—basic	24,517	30,131	22,306	16,965
Common stock—diluted	24,522	30,137	22,311	16,968
Earnings per common share:
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
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, such disclosure controls and procedures were effective.
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
Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.
Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
Attestation Report of the Independent Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which follows below.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Bright Horizons Family Solutions Inc.
Watertown, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company's adoption of Accounting Standards Update No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 28, 2018

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” The remaining information required by this Item 10 will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2017 (the “Definitive Proxy Statement”) and is incorporated herein by reference.
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
Item 13. Certain Relationships, Related Transactions, and Director Independence
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
3.1
Form of Second Restated Certificate of Incorporation of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

3.2
Amended and Restated Bylaws of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-K, File No. 001-35780, filed March 15, 2017)

4.1
Form of Amended and Restated Registration Rights Agreement among Bright Horizons Family Solutions Inc. and certain stockholders of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

10.1†
Bright Horizons Family Solutions Inc. (f/k/a Bright Horizons Solutions Corp.) 2008 Equity Incentive Plan amended (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

Exhibit Number	Exhibit Title
10.2†
Amendment to Bright Horizons Family Solutions Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(1) to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed on January 14, 2013)

10.3.1
Incremental and Amendment and Restatement Agreement, dated as of November 7, 2016, among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and the Incremental Term Lenders as parties thereto (incorporated by reference to Exhibit 10.3(1) to the Company’s Annual Report on Form 10-K, filed March 1, 2017)

10.3.2
Credit Agreement, as amended and restated on November 7, 2016, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., JPMorgan Chase Bank, N.A., the Lenders and other parties thereto, as previously named (incorporated by reference to Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K, filed March 1, 2017)

10.4†
Form of Non-Statutory Time-Based Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.5†
Form of Non-Statutory Performance-Based Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.6†
Form of Non-Statutory Continuation Option Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.7†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Stephen I. Dreier (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-188903, filed May 29, 2013)

10.8†
Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(1) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

10.9†
Form of Non-Statutory Stock Option Agreement (Employees) under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(2) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

10.10†
Bright Horizons Family Solutions Inc. 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated Effective as of June 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.11†
Bright Horizons Family Solutions Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

10.12†
Form of Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and David Lissy (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.13†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Mandy Berman (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed March 1, 2017)

10.14†
Form of Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Elizabeth Boland (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.15†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)
10.16†
Form of Amended and Restated Stockholders Agreement among Bright Horizons Family Solutions Inc. and certain stockholders named therein (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.17†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Mary Lou Burke (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 1, 2017)

10.18
Amended and Restated Lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers, LLC, dated December 1, 2009 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

Exhibit Number	Exhibit Title
10.19
Assignment and Assumption of Lease and Novation Agreement among the President and Fellows of Harvard College, Enterprise Mobile, Inc. and Bright Horizons Children’s Centers LLC, dated June 15, 2011 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.20
First Amendment to Amended and Restated Lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers LLC, dated July 25, 2011 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.21
Second Amendment to Amended and Restated Lease between the President and Fellows of Harvard College and Bright Horizons Children’s Centers LLC, dated September 30, 2012 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.22
Agreement for the Sale and Purchase of the Entire Issued Share Capital of Conchord Limited, dated as of November 8, 2016, among Kaupthing ehf, BHFS Two Limited, Bright Horizons Family Solutions LLC and the persons listed therein (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed March 1, 2017) (1)

10.23
Management Warranty Deed, dated as of November 8, 2016, among the persons listed therein and BHFS Two Limited (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed March 1, 2017) (1)

10.24
Debt Assignment Agreement of Facilities Agreement, dated November 10, 2016, among Kaupthing ehf, Chestnutbay Acquisitionco Limited and BHFS Two Limited (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed March 1, 2017) (1)

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

10.29†	Bright Horizons Family Solutions Inc. 2017 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)
10.30†
Form of Non-Statutory Stock Option Agreement (Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.31†
Form of Restricted Stock Unit Agreement (Directors) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.32†
Form of Restricted Stock Agreement under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.33
Amendment Agreement, dated as of May 8, 2017, among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., JPMorgan Chase Bank, N.A. the Existing Lenders as parties thereto and the New Lenders as parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.34
Amendment to Credit Agreement, dated as of November  30, 2017, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp, JPMorgan Chase Bank, N.A., as Administrative Agent, L/C Issuer and assignee Lender under Sections 2(b) and 3(b) thereof, each other Loan Party, and the Lenders as parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed December 1, 2017)

21.1*	Subsidiaries of Bright Horizons Family Solutions Inc.
23.1*	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP
31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer
31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer
32.1**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer
32.2**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

Exhibit Number	Exhibit Title
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits filed herewith
**	Exhibits furnished herewith
†	Management contract or compensatory plan
(1)
Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2018

Bright Horizons Family Solutions Inc.
By:	/s/ Stephen H. Kramer
Name:	Stephen H. Kramer
Title:	Chief Executive Officer and President
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen H. Kramer	Director, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2018
Stephen H. Kramer

/s/ Elizabeth Boland	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018
Elizabeth Boland

/s/ David Lissy	Director, Executive Chairman	February 28, 2018
David Lissy

/s/ Lawrence Alleva	Director	February 28, 2018
Lawrence Alleva

/s/ Julie Atkinson	Director	February 28, 2018
Julie Atkinson

/s/ Joshua Bekenstein	Director	February 28, 2018
Joshua Bekenstein

/s/ Roger Brown	Director	February 28, 2018
Roger Brown

/s/ E. Townes Duncan	Director	February 28, 2018
E. Townes Duncan

/s/ Jordan Hitch	Director	February 28, 2018
Jordan Hitch

/s/ Marguerite Kondracke	Director	February 28, 2018
Marguerite Kondracke

/s/ Sara Lawrence-Lightfoot	Director	February 28, 2018
Sara Lawrence-Lightfoot

/s/ Linda Mason	Director	February 28, 2018
Linda Mason

/s/ Cathy E. Minehan	Director	February 28, 2018
Cathy E. Minehan

/s/ Mary Ann Tocio	Director	February 28, 2018
Mary Ann Tocio