Form 10-Q
period 2018-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2018-05-07
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  __________________________________________________
FORM 10-Q
  __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2018, the Company had 57,901,394 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended March 31, 2018

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements (Unaudited)
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,324	$23,227
Accounts receivable—net	107,272	117,138
Prepaid expenses and other current assets	68,750	52,096
Total current assets	196,346	192,461
Fixed assets—net	584,935	575,185
Goodwill	1,335,297	1,306,792
Other intangibles—net	342,525	348,540
Other assets	55,377	45,666
Total assets	$2,514,480	$2,468,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Borrowings under revolving credit facility	129,400	127,100
Accounts payable and accrued expenses	153,370	132,897
Deferred revenue	181,414	155,696
Other current liabilities	36,789	34,212
Total current liabilities	511,723	460,655
Long-term debt—net	1,043,788	1,046,011
Deferred rent and related obligations	67,458	66,499
Other long-term liabilities	72,406	64,171
Deferred revenue	5,751	8,179
Deferred income taxes	76,177	74,069
Total liabilities	1,777,303	1,719,584
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,544,132 and 58,013,144 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	58	58
Additional paid-in capital	672,478	747,155
Accumulated other comprehensive loss	(7,800)	(33,296)
Retained earnings	72,441	35,143
Total stockholders’ equity	737,177	749,060
Total liabilities and stockholders’ equity	$2,514,480	$2,468,644
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)

	Three months ended March 31,
	2018	2017
Revenue	$463,657	$422,164
Cost of services	350,113	317,230
Gross profit	113,544	104,934
Selling, general and administrative expenses	50,212	46,146
Amortization of intangible assets	8,048	7,384
Income from operations	55,284	51,404
Interest expense—net	(11,503)	(10,774)
Income before income tax	43,781	40,630
Income tax (expense) benefit	(6,483)	744
Net income	$37,298	$41,374

Earnings per common share:
Common stock—basic	$0.64	$0.69
Common stock—diluted	$0.62	$0.68
Weighted average number of common shares outstanding:
Common stock—basic	58,190,819	59,255,105
Common stock—diluted	59,448,031	60,903,277
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three months ended March 31,
	2018	2017
Net income	$37,298	$41,374
Other comprehensive income:
Foreign currency translation adjustments	20,593	7,341
Unrealized gain on interest rate swaps, net of tax	4,903	—
Total other comprehensive income	25,496	7,341
Comprehensive income	$62,794	$48,715
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,298	$41,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,683	23,414
Amortization of original issue discount and deferred financing costs	465	439
Loss (gain) on foreign currency transactions and other	29	(19)
Loss on disposal of fixed assets	222	669
Stock-based compensation expense	2,891	2,377
Deferred income taxes	(490)	2,785
Deferred rent	8	1,153
Changes in assets and liabilities:
Accounts receivable	10,009	(847)
Prepaid expenses and other current assets	(15,282)	(4,057)
Accounts payable and accrued expenses	25,037	8,735
Deferred revenue	22,525	23,537
Accrued rent and related obligations	578	1,366
Other assets	(2,830)	1,485
Other current and long-term liabilities	607	4,262
Net cash provided by operating activities	105,750	106,673
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets—net	(12,767)	(19,894)
Payments and settlements for acquisitions—net of cash acquired	(16,716)	(2,979)
Net cash used in investing activities	(29,483)	(22,873)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	209,700	128,500
Payments under revolving credit facility	(207,400)	(189,600)
Principal payments of long-term debt	(2,688)	(2,688)
Purchase of treasury stock	(85,725)	(6,470)
Taxes paid related to the net share settlement of stock options and restricted stock	(3,176)	(23,272)
Proceeds from issuance of common stock upon exercise of options	7,846	12,171
Proceeds from issuance of restricted stock	4,457	4,305
Payments of contingent consideration for acquisitions	(2,615)	—
Net cash used in financing activities	(79,601)	(77,054)
Effect of exchange rates on cash and cash equivalents	431	115
Net (decrease) increase in cash and cash equivalents	(2,903)	6,861
Cash and cash equivalents—beginning of period	23,227	14,633
Cash and cash equivalents—end of period	$20,324	$21,494
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$11,054	$13,031
Cash payments of income taxes	$551	$2,207
NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,973	$3,000
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization—Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based child care and early education, back-up dependent care (for children and adult/elder dependents), tuition reimbursement program management services, college admissions advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Puerto Rico, Canada, and India. The Company provides services designed to help employers and families better address the challenges of work and family life primarily under multi-year contracts with employers who offer child care and other dependent care solutions, as well as other educational advisory services, as part of their employee benefits packages in an effort to improve employee engagement.
Basis of Presentation—The accompanying unaudited condensed consolidated balance sheet as of March 31, 2018 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended March 31, 2018 and 2017 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 31, 2018 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended March 31, 2018 and 2017, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stock Offerings—On January 30, 2013, the Company completed an initial public offering (the “IPO”) and issued a total of 11.6 million shares of common stock. The Company also authorized 25 million shares of undesignated preferred stock for issuance.
Since the IPO, certain of the Company’s stockholders have sold a total of 52.3 million shares of the Company’s common stock in secondary offerings (“secondary offerings”), including 4.6 million shares in the three months ended March 31, 2018. The Company has not received proceeds from the sale of shares in any of the secondary offerings. The Company purchased 0.8 million of the shares sold in the secondary offering in the three months ended March 31, 2018 from investment funds affiliated with Bain Capital Partners, LLC at the same price per share paid by the underwriter to the selling stockholders. The Company incurred $0.3 million in offering costs related to the secondary offering, which were included in selling, general and administrative expenses. As of March 31, 2018, investment funds affiliated with Bain Capital Partners, LLC did not hold any shares of our common stock.
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective August 5, 2016, of which $34.9 million remained available at March 31, 2018. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws.
Recently Adopted Pronouncement—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (the “new revenue guidance”), which provides a single comprehensive model for revenue recognition. The FASB has subsequently issued various ASUs which amend or clarify specific areas of the guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company adopted the new revenue guidance using the modified retrospective method on January 1, 2018. Therefore, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be immaterial to the results of operations on an ongoing basis.

The Company evaluated each revenue stream and applied the new revenue guidance as further discussed in Note 2. There was no material impact on the timing or amount of revenue recognized upon adoption and any cumulative prior period adjustment was determined to be immaterial and therefore there were no adjustments recorded to the opening balance of retained earnings upon adoption. The Company’s internal controls were not significantly impacted as a result of this accounting change and the Company has made the necessary changes to accounting policies and internal processes to support the new revenue guidance, including the related disclosures.
New Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard amends the existing guidance and requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by those leases with lease terms longer than twelve months. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and is to be applied using a modified retrospective approach. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements. Based on its preliminary assessment, the Company anticipates that the adoption of this standard will have a material impact on the Company’s consolidated financial statements, as all long-term leases will be capitalized on the consolidated balance sheet. The majority of the Company's consolidated lease portfolio represents leases of real estate for centers, corporate offices, and call centers.
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
2. REVENUE RECOGNITION
General
The Company generates revenue from fees for services based on the consideration specified in contracts with customers, which primarily consist of employer sponsors and parents. The Company recognizes revenue when a performance obligation is satisfied by transferring control of the promised services to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. A performance obligation is a promise in a contract to transfer a distinct service to the customer. At contract inception, the Company assesses the services promised in the contract and identifies each distinct performance obligation. To identify the performance obligations, the Company considers the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The transaction price of a contract is allocated to each distinct performance obligation using the relative stand-alone selling price and recognized as revenue when, or as, control of the service is passed to the customer. Revenue is recognized over time because control of the service is transferred continuously to our customers.
Nature of Services
The Company’s services are comprised of full service center-based child care, back-up dependent care, and educational advisory services, which also represent the Company’s operating and reportable segments.
Full Service Center-Based Child Care
Full service center-based child care includes traditional center-based child care and early education, preschool, and elementary education. Revenue generated from full service center-based child care services is primarily comprised of tuition paid by parents and fees from contractual arrangements with employer sponsors. Tuition is determined based on the age of the child, the child’s attendance schedule, and geographic location. Tuition is typically billed on a monthly basis, which is consistent with the timing of the delivery of services. The Company enters into contracts with employer sponsors to manage and operate their child care and early education centers for a management fee. These arrangements generally have a contractual term of three to ten years with varying terms and renewal options, and may also include operating subsidies paid either in lieu of or to supplement parent tuition. Management fees and subsidies are typically billed on a monthly basis, which is consistent with the timing of the delivery of services. Revenue for full service center-based child care is recognized over time as services are rendered.

Back-Up Dependent Care Services
Back-up dependent care services consist of center-based back-up child care, and in-home care for children and adult/elder dependents. The Company provides back-up dependent care services through the Company’s full-service and dedicated back-up centers, as well as through the Back-Up Care Advantage (“BUCA”) program. BUCA offers access to a contracted network of in-home service agencies and center-based providers in locations where the Company does not otherwise have centers with available capacity. Back-up dependent care revenue is primarily comprised of fixed and variable fees or subsidies paid by employer sponsors and co-payments collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal options. Fees for back-up dependent care services are typically determined based on the number of back-up uses and are generally billed monthly as services are rendered or in advance. Revenue for back-up dependent care is recognized over time as services are rendered.
Educational Advisory Services
The Company’s educational advisory services consist of tuition reimbursement program management and related educational consulting services (“EdAssist”), college admissions advisory services (“College Coach”), and other employer sponsored services. Educational advisory services revenue is primarily comprised of fixed and variable fees paid by employer clients, network school partners, as well as retail fees collected from users at the point of service. These arrangements generally have contractual terms of one to three years with varying terms and renewal options. Fees for educational advisory services are determined based on the expected number of program participants and the services selected, and are generally billed in advance. Revenue for educational advisory services is recognized over time as services are rendered.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. The Company determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the Company’s revenues disaggregated by segment and geographical region (in thousands):

	Three months ended March 31, 2018
Geographical Region	Full service center-based child care	Back-up dependent care	Educational advisory services	Total
North America (1)	$283,246	$53,454	$16,353	$353,053
Europe and other (2)	109,379	1,225	—	110,604
	$392,625	$54,679	$16,353	$463,657

	Three months ended March 31, 2017
Geographical Region	Full service center-based child care	Back-up dependent care	Educational advisory services	Total
North America (1)	$270,137	$49,541	$12,997	$332,675
Europe and other (2)	88,622	867	—	89,489
	$358,759	$50,408	$12,997	$422,164

(1)	The North America region is comprised of the Company’s operations in the United States, Puerto Rico, and Canada.

(2)	The Europe and other region is comprised of the Company’s operations in the United Kingdom, the Netherlands and India.
Deferred Revenues
The Company’s payment terms vary by the type of services offered. Tuition collected from parents is typically billed and collected monthly in advance. Fees collected from employer sponsors may be billed annually or quarterly in advance or may be billed monthly in arrears. The Company’s standard payment terms generally align with the timing of the services performed and do not include a financing component. The Company has the unconditional right to consideration as it satisfies the performance obligations, therefore no contractual assets are recognized.
The Company records deferred revenues when payments are received in advance of the Company’s performance under the contract, which are recognized as revenue as the performance obligation is satisfied. The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily due to payments received or due in advance of satisfying the Company’s performance obligations, offset by $102.8 million of revenue recognized that was included in the deferred revenue balance at December 31, 2017. There were no significant changes in deferred revenue during the three months ended March 31, 2018 related to business combinations, impairments, cumulative catch-up or other adjustments.

Practical Expedients
The transaction price allocated to the remaining performance obligations relates to services that are paid or invoiced in advance. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original contract term of one year or less, in accordance with the practical expedient, or variable consideration allocated to the unsatisfied performance obligation of a series of services. The Company’s deferred revenue not subject to the practical expedients is not material.
The Company applied the practical expedient of expensing costs incurred to obtain a contract if the amortization period of the asset is one year or less. Sales commissions are immaterial and are expensed as incurred in selling, general and administrative expenses on the condensed consolidated statements of income.
3. ACQUISITIONS AND DISPOSITIONS
The Company’s growth strategy includes expansion through strategic and synergistic acquisitions. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.
2018 Acquisitions
During the three months ended March 31, 2018, the Company acquired five centers in the Netherlands and five centers in the United States, in two separate business acquisitions, which were each accounted for as business combinations. The centers were acquired for cash consideration of $16.7 million, net of cash acquired of $0.4 million, and consideration payable of $4.0 million. The Company recorded goodwill of $16.9 million related to the full service center-based child care segment, a portion of which will be deductible for tax purposes. In addition, the Company recorded intangible assets of $1.0 million, consisting of trademarks and customer relationships that will be amortized over two to four years, as well as fixed assets of $3.7 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2018, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
During the three months ended March 31, 2018, the Company paid $2.7 million for the partial settlement of contingent consideration related to an acquisition completed in 2016. Additionally, prepaid expenses and other current assets as of March 31, 2018 include a $23.1 million deposit paid for the acquisition of full service child care centers in April 2018.
2017 Acquisitions
During the year ended December 31, 2017, the Company acquired ten centers in the Netherlands, three centers in the United States, and one center in the United Kingdom in seven separate business acquisitions, which were each accounted for as business combinations. The centers were acquired for cash consideration of $21.5 million, net of cash acquired of $0.3 million, and consideration payable of $0.2 million. The Company recorded goodwill of $14.3 million related to the full service center-based child care segment, a portion of which will be deductible for tax purposes. In addition, the Company recorded intangible assets of $2.3 million, consisting primarily of customer relationships that will be amortized over three to five years, as well as fixed assets of $7.3 million, deferred tax liabilities of $0.6 million, and a working capital deficit of $1.3 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2018, the purchase price allocations for five of the 2017 acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
2017 Dispositions
During the three months ended September 30, 2017, the Company disposed of its remaining three centers in Ireland for a loss of $3.7 million, which was included in other expenses in the consolidated statements of income, offset by a tax benefit of approximately $7.0 million that was recorded from the loss on investment of a subsidiary.

4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows (in thousands):

	Full service center-based child care	Back-up dependent care	Other educational advisory services	Total
Balance at January 1, 2017	$1,075,796	$168,108	$23,801	$1,267,705
Additions from acquisitions	14,269	—	—	14,269
Adjustments to prior year acquisitions	(5,596)	(3)	—	(5,599)
Effect of foreign currency translation	30,417	—	—	30,417
Balance at December 31, 2017	1,114,886	168,105	23,801	1,306,792
Additions from acquisitions	16,889	—	—	16,889
Effect of foreign currency translation	11,616	—	—	11,616
Balance at March 31, 2018	$1,143,391	$168,105	$23,801	$1,335,297
The Company also has intangible assets, which consist of the following at March 31, 2018 and December 31, 2017 (in thousands):

March 31, 2018	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	14 years	$398,731	$(243,232)	$155,499
Trade names	7 years	10,607	(5,040)	5,567
		409,338	(248,272)	161,066
Indefinite-lived intangibles:
Trade names	N/A	181,459	—	181,459
		$590,797	$(248,272)	$342,525

December 31, 2017	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$396,428	$(234,742)	$161,686
Trade names	7 years	10,224	(4,566)	5,658
		406,652	(239,308)	167,344
Indefinite-lived intangibles:
Trade names	N/A	181,196	—	181,196
		$587,848	$(239,308)	$348,540
The Company estimates that it will record amortization expense related to intangible assets existing as of March 31, 2018 as follows over the next five years (in thousands):

Estimated amortization expense
Remainder of 2018	$22,882
2019	$28,220
2020	$27,115
2021	$25,376
2022	$22,988

5. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior secured credit facilities
The Company’s $1.3 billion senior secured credit facilities consist of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Term loans	$1,064,250	$1,066,938
Deferred financing costs and original issue discount	(9,712)	(10,177)
Total debt	1,054,538	1,056,761
Less current maturities	10,750	10,750
Long-term debt	$1,043,788	$1,046,011
The revolving credit facility matures on July 31, 2022. Borrowings outstanding on the revolving credit facility were $129.4 million at March 31, 2018 and $127.1 million at December 31, 2017.
All borrowings under the credit agreement are subject to variable interest. Effective as of November 30, 2017, the date of the latest credit agreement amendment, borrowings under the term loan facility bear interest at a rate per annum of 1.0% over the base rate, or 2.0% over the Eurocurrency rate (each as defined in the credit agreement), which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one month LIBOR rate. With respect to the term loan facility, the base rate is subject to an interest rate floor of 1.75% and the Eurocurrency rate is subject to an interest rate floor of 0.75%. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 1.0% over the base rate, or 1.50% to 2.0% over the Eurocurrency rate.
The effective interest rate for the term loans was 3.88% and 3.57% at March 31, 2018 and December 31, 2017, respectively, and the weighted average interest rate was 3.61% and 3.50% for the three months ended March 31, 2018 and 2017, respectively. The effective interest rate for the revolving credit facility was 4.27% and 3.70% at March 31, 2018 and December 31, 2017, respectively. The weighted average interest rate for the revolving credit facility was 3.70% and 4.30% for the three months ended March 31, 2018 and 2017, respectively.
Certain financing fees and original issue discount costs are capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs were $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense of original issue discount costs were $0.1 million for the three months ended March 31, 2018 and 2017.
All obligations under the senior secured credit facilities are secured by substantially all the assets of the Company’s U.S. subsidiaries. The senior secured credit facilities contain a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, our wholly-owned subsidiary, and its restricted subsidiaries, to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; alter the business conducted; enter into agreements restricting our subsidiaries’ ability to pay dividends; and consolidate or merge.
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp., our direct subsidiary, to be a passive holding company, subject to certain exceptions. The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum consolidated first lien net leverage ratio that is a quarterly maintenance based financial covenant. A breach of this covenant is subject to certain equity cure rights.

The future principal payments under the term loans at March 31, 2018 are as follows (in thousands):

Remainder of 2018	$8,062
2019	10,750
2020	10,750
2021	10,750
2022	10,750
Thereafter	1,013,188
$1,064,250
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
The interest rate swaps are recorded on the Company’s consolidated balance sheet at fair value and classified based on the instruments’ maturity dates. The Company records gains or losses resulting from changes in the fair value of the interest rate swaps to other comprehensive income or loss to the extent that the swaps are effective as hedges. As of March 31, 2018, there was no ineffectiveness related to the interest rate swap agreements. Gains and losses recorded to other comprehensive income or loss are reclassified into earnings and recognized to interest expense in the Company’s consolidated statement of income in the period that the hedged interest expense on the term loan facility is recognized.
As of March 31, 2018 and December 31, 2017, the fair value of the interest rate swap agreements was as follows (in thousands):

	Consolidated balance sheet classification	March 31, 2018	December 31, 2017
Interest rate swaps - asset	Other assets	$10,502	$3,767
For the three months ended March 31, 2018, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain recognized in other comprehensive income	Consolidated statement of income classification	Amount of net loss reclassified into earnings	Total effect on other comprehensive income
Interest rate swaps	$6,369	Interest expense—net	$(366)	$6,735
Income tax effect	(1,732)	Income tax expense	100	(1,832)
Net of income taxes	$4,637		$(266)	$4,903
During the next twelve months, the Company estimates that a gain of $1.2 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense, related to these interest rate swap agreements.
6. EARNINGS PER SHARE
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

Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method (in thousands, except share and per share amounts):

	Three months ended March 31,
	2018	2017
Basic earnings per share:
Net income	$37,298	$41,374
Allocation of net income to common stockholders:
Common stock	$37,100	$41,151
Unvested participating shares	198	223
	$37,298	$41,374
Weighted average number of common shares:
Common stock	58,190,819	59,255,105
Unvested participating shares	310,888	321,686
Earnings per common share:
Common stock	$0.64	$0.69
Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of the treasury stock method or the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

	Three months ended March 31,
	2018	2017
Diluted earnings per share:
Earnings allocated to common stock	$37,100	$41,151
Plus earnings allocated to unvested participating shares	198	223
Less adjusted earnings allocated to unvested participating shares	(194)	(217)
Earnings allocated to common stock	$37,104	$41,157
Weighted average number of common shares:
Common stock	58,190,819	59,255,105
Effect of dilutive securities	1,257,212	1,648,172
	59,448,031	60,903,277
Earnings per common share:
Common stock	$0.62	$0.68
Options outstanding to purchase 0.4 million and 0.9 million shares of common stock were excluded from diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.

7. INCOME TAXES
The Company’s effective income tax rates were an expense of 14.8% and a benefit of 1.8% for the three months ended March 31, 2018 and 2017, respectively. The effective income tax rate is based upon estimated income before income tax for the year, by jurisdiction, and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including jurisdictional income tax rate changes such as the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, which changed the federal tax rate from 35% to 21%, effective January 1, 2018, discrete items such as the settlement of foreign, federal and state tax issues and, beginning January 1, 2017, for the effects of including the excess tax benefits associated with the exercise of stock options and vesting of restricted stock as a reduction of tax expense, in accordance with ASU 2016-09: Compensation-Stock Compensation (Topic 718). During the three months ended March 31, 2018 and 2017, the excess tax benefit decreased tax expense by $5.5 million and $15.1 million, respectively. The excess tax benefit decreased from the prior year due to the reduction in the federal corporate tax rate and lower volume of equity transactions. For the three months ended March 31, 2018 and 2017, prior to the inclusion of the excess tax benefit from stock-based compensation, the effective income tax rates approximated 28% and 35%, respectively.
The Tax Act also introduced the Global Intangible Low-Taxed Income (“GILTI”) concept, which requires certain income earned by foreign subsidiaries to be included in U.S. taxable income, effective January 1, 2018. The Company included an estimate of the GILTI in the calculation of the estimated annual effective tax rate as of March 31, 2018. The estimate could be impacted by the mix of international earnings and by additional guidance that may be issued on the implementation of GILTI rules.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the date of the Tax Act enactment for companies to complete the accounting under Accounting Standards Codification 740—Income Taxes (“ASC 740”). In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements.
The Company’s accounting for certain elements of the Tax Act is incomplete. As noted at December 31, 2017, the Company was able to make reasonable estimates of certain items and recorded provisional adjustments associated with the deemed repatriation transition tax and net deferred tax liability. As of March 31, 2018, there are no changes to the recorded provisional amounts. However, the Company continues to gather additional information to complete the accounting for these items and expects to complete the accounting within the prescribed measurement period.
The Company’s unrecognized tax benefits were $2.1 million and $1.9 million at March 31, 2018 and December 31, 2017, respectively.
The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $2.1 million, exclusive of interest and penalties.
The Company and its domestic subsidiaries are subject to audit for U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (“IRS”) and have a statute of limitations of three years; therefore, tax filings for 2014 through 2017 are subject to audit.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of March 31, 2018, there were two audits in process and the tax years from 2012 to 2017 are subject to audit.
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
The fair value of the Company's long-term debt is based on current bid prices, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 1, as defined under U.S. GAAP. As of March 31, 2018 and December 31, 2017, the carrying value and estimated fair value of long-term debt was $1.1 billion.
In 2017, the Company entered into interest rate swap agreements, which were included in other assets on the consolidated balance sheets at fair value. As of March 31, 2018 and December 31, 2017, the fair value of the interest rate swaps were $10.5 million and $3.8 million, respectively, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps, it was not considered a significant input. The fair value of the interest rate swaps is classified as Level 2, as defined under U.S. GAAP.
During the quarter ended March 31, 2018 and year ended December 31, 2017, the Company had no transfers of assets or liabilities between any of the above hierarchy levels.
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. There were no significant changes to the Company's exposure of credit risk during the three months ended March 31, 2018.
9. SEGMENT INFORMATION
Bright Horizons’ services are comprised of full service center-based child care, back-up dependent care, and educational advisory services. As such, the Company has determined that it has three operating segments, which are also its reportable segments. Full service center-based child care includes the traditional center-based child care, preschool, and elementary education, which have similar operating characteristics and meet the criteria for aggregation. The Company’s back-up dependent care services consist of center-based back-up child care, and in-home child and adult/elder dependent care. The Company’s educational advisory services consist of tuition reimbursement program management and related educational consulting services, and college admissions advisory services, which have similar operating characteristics and meet the criteria for aggregation. The Company and its chief operating decision makers evaluate performance based on revenues and income from operations.
The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein.

	Full service center-based child care	Back-up dependent care	Educational advisory services	Total
	(In thousands)
Three months ended March 31, 2018
Revenue	$392,625	$54,679	$16,353	$463,657
Income from operations (1)	36,911	14,125	4,248	55,284
Three months ended March 31, 2017
Revenue	$358,759	$50,408	$12,997	$422,164
Income from operations	35,425	13,661	2,318	51,404

(1)
For the three months ended March 31, 2018, income from operations includes $0.3 million of expenses related to a secondary offering, which have been allocated to the full service center-based child care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industries in which we and our partners operate, demand for services, the impact of accounting principles, pronouncements and policies, acquisitions and the subsequent integration and expected synergies, our fair value estimates, goodwill from business combinations, the vesting of Company equity, unrecognized tax benefits and the impact of uncertain tax positions, our effective tax rate, the outcome of tax audits, settlements and tax liabilities, future impact of excess tax benefit, impact of the Tax Act estimates and adjustments, amortization expense, foreign currency exchange rates, our credit risk, the impact of seasonality on results of operations, our share repurchase program, the outcome of litigation, legal proceedings and our insurance coverage, our interest rate swap, and interest rate risk, the use of derivatives or other market risk sensitive instruments, our indebtedness, borrowings under our senior credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources and uses of cash flow, our ability to fund operations, make capital expenditures and payments, and complete share repurchases with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our senior credit facility.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and other factors disclosed from time to time in our other public filings with the Securities and Exchange Commission.
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
Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We are a leading provider of high-quality child care and early education as well as other services that are designed to help employers and families better address the challenges of work and family life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions, as well as other educational advisory services, as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of March 31, 2018, we had more than 1,100 client relationships with employers across a diverse array of industries, including more than 150 Fortune 500 companies and more than 80 of Working Mother magazine’s 2017 “100 Best Companies for Working Mothers.” At March 31, 2018, we operated 1,051 child care and early education centers, compared to 1,041 centers at March 31, 2017.

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
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,
	2018	%	2017	%
Revenue	$463,657	100.0%	$422,164	100.0%
Cost of services (1)	350,113	75.5%	317,230	75.1%
Gross profit	113,544	24.5%	104,934	24.9%
Selling, general and administrative expenses (2)	50,212	10.8%	46,146	10.9%
Amortization of intangible assets	8,048	1.8%	7,384	1.7%
Income from operations	55,284	11.9%	51,404	12.3%
Interest expense, net	(11,503)	(2.5)%	(10,774)	(2.6)%
Income before income tax	43,781	9.4%	40,630	9.7%
Income tax expense	(6,483)	(1.4)%	744	0.2%
Net income	$37,298	8.0%	$41,374	9.9%

Adjusted EBITDA (3)	$83,194	17.9%	$78,348	18.6%
Adjusted income from operations (3)	$55,612	12.0%	$51,404	12.2%
Adjusted net income (3)	$42,580	9.2%	$36,904	8.7%

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

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenue. Revenue increased $41.5 million, or 10%, to $463.7 million for the three months ended March 31, 2018 from $422.2 million for the same period in 2017. Revenue growth is primarily attributable to contributions from new and ramping full service child care and early education centers, expanded sales of our back-up dependent care services and other educational advisory services, and typical annual tuition increases of 3-4%. Revenue generated by the full service center-based child care segment in the three months ended March 31, 2018 increased by $33.9 million, or 9%, when compared to the same period in 2017, due in part to overall enrollment increases of 4%, and the effect of higher foreign exchange rates for our United Kingdom and Netherlands operations, which increased revenue in the full service segment by approximately 3% for the three month period.
Revenue generated by back-up dependent care services in the three months ended March 31, 2018 increased by $4.3 million, or 9%, when compared to the same period in 2017. Additionally, revenue generated by other educational advisory services in the three months ended March 31, 2018 increased by $3.3 million, or 26%, when compared to the same period in the prior year.
Cost of Services. Cost of services increased $32.9 million, or 10%, to $350.1 million for the three months ended March 31, 2018 from $317.2 million for the same period in 2017. Cost of services in the full service center-based child care segment increased $28.5 million, or 10%, to $309.5 million in the three months ended March 31, 2018 when compared to the same period in 2017. Personnel costs, which typically represent approximately 70% of total costs of services for this segment, increased 9% as a result of the enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since March 31, 2017 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which typically represent approximately 30% of total costs of services for this segment, increased 13% in connection with the enrollment growth, certain technology investments in program and services, and the incremental occupancy costs associated with centers that have been added since March 31, 2017. Cost of services in the back-up dependent care segment increased $3.2 million, or 11%, to $32.9 million in the three months ended March 31, 2018, primarily due to personnel and increased care provider fees associated with the services provided to the expanding customer base as well as investments in technology to support our customer user experience, service delivery and operating efficiency. Cost of services in the educational advisory services segment increased by $1.2 million, or 17%, to $7.7 million in the three months ended March 31, 2018 due to personnel and technology costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased $8.6 million, or 8%, to $113.5 million for the three months ended March 31, 2018 from $104.9 million for the same period in 2017. Gross profit margin was 25% of revenue for the three months ended March 31, 2018, which is consistent with the three months ended March 31, 2017. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up dependent care and other educational advisory services.
Selling, General and Administrative Expenses. SGA increased $4.1 million, or 9%, to $50.2 million for the three months ended March 31, 2018 compared to $46.1 million for the same period in 2017. SGA was 11% of revenue for the three months ended March 31, 2018, which is consistent with the same period in 2017. SGA increased over the comparable 2017 period due to increases in personnel costs including annual wage increases, and continued investments in technology.
Amortization. Amortization expense on intangible assets of $8.0 million for the three months ended March 31, 2018, increased from $7.4 million for the three months ended March 31, 2017 due to the acquisitions completed in 2017 and 2018, partially offset by decreases from certain intangible assets becoming fully amortized during the period.
Income from Operations. Income from operations increased by $3.9 million, or 8%, to $55.3 million for the three months ended March 31, 2018 when compared to the same period in 2017. Income from operations was 12% of revenue for the three months ended March 31, 2018, which is consistent with the three months ended March 31, 2017. The change in income from operations was due to the following:

•
Income from operations for the full service center-based child care segment increased $1.5 million, or 4%, in the three months ended March 31, 2018 when compared to the same period in 2017. Income from operations increased over the comparable 2017 period due to tuition increases and enrollment gains over the prior year, contributions from new centers that have been added since March 31, 2017, the effect of higher foreign exchange rates for our United Kingdom and Netherlands operations which increased revenue by approximately 3%, and effective cost management, partially offset by the costs incurred during the pre-opening and ramp-up of certain new lease/consortium centers opened during 2017 and 2018, the incremental costs associated with technology investments in our centers, and the amortization expense for intangible assets acquired in business combinations.

•
Income from operations for the back-up dependent care segment increased $0.5 million, or 3%, in the three months ended March 31, 2018 when compared to the same period in 2017 due to contributions from the expanding revenue base partially offset by investments in technology to support our customer user experience, service delivery and operating efficiency, and personnel, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the other educational advisory services segment increased $1.9 million, or 83%, for the three months ended March 31, 2018 when compared to the same period in 2017 due to contributions from the expanding revenue base and the associated overhead leverage as this segment gains scale.

Net Interest Expense. Net interest expense increased to $11.5 million for the three months ended March 31, 2018 from $10.8 million for the same period in 2017. The increase in interest expense relates to increased borrowings on our revolving credit facility, partially offset by a decrease in the effective interest rates applicable in conjunction with the May 2017 and November 2017 credit agreement amendments.
Income Tax Expense. We recorded income tax expense of $6.5 million during the three months ended March 31, 2018, at an effective income tax rate of 15%, compared to an income tax benefit of $0.7 million during the comparable period in 2017, at an effective income tax benefit of 2% for the three months ended March 31, 2017. The difference between the effective income tax rates is primarily attributable to the excess tax benefits associated with the exercise of stock options and vesting of restricted stock which decreased tax expense by $5.5 million and $15.1 million for the three months ended March 31, 2018 and 2017, respectively. The excess tax benefit decreased from the prior year due to the reduction in the federal corporate tax rate from 35% to 21% due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) in December 2017 and a lower volume of equity transactions. The effective income tax rate would have approximated 28% and 35% for the three months ended March 31, 2018 and 2017, respectively, prior to the inclusion of the benefit from the excess tax benefit from stock-based compensation.
The Tax Act also introduced the Global Intangible Low-Taxed Income (“GILTI”) concept, which requires certain income earned by foreign subsidiaries to be included in U.S. taxable income, effective January 1, 2018. We included an estimate of the GILTI in the calculation of the estimated annual effective tax rate as of March 31, 2018. The estimate could be impacted by the mix of international earnings and by additional guidance that may be issued on the implementation of GILTI rules.
Based upon our current estimates of the GILTI and projected excess tax benefits from the exercise of stock options and vesting of restricted stock, we expect the annual effective income tax rate in 2018 to approximate 21% to 23%, although such amounts may vary depending on the timing and amounts of equity activity and additional guidance on GILTI.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $4.8 million, or 6%, and $4.2 million, or 8% respectively, for the three months ended March 31, 2018 over the comparable period in 2017 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up dependent care and other educational advisory services.
Adjusted Net Income. Adjusted net income increased $5.7 million, or 15%, for the three months ended March 31, 2018 when compared to the same period in 2017 primarily due to the expanded income from operations and a lower effective tax rate in 2018.

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

	Three Months Ended March 31,
	2018	2017
Net income	$37,298	$41,374
Interest expense—net	11,503	10,774
Income tax expense (benefit)	6,483	(744)
Depreciation	16,635	16,030
Amortization of intangible assets (a)	8,048	7,384
EBITDA	79,967	74,818
Additional Adjustments:
Deferred rent (b)	8	1,153
Stock-based compensation expense (c)	2,891	2,377
Transaction costs (d)	328	—
Total adjustments	3,227	3,530
Adjusted EBITDA	$83,194	$78,348

Income from operations	$55,284	$51,404
Transaction costs (d)	328	—
Adjusted income from operations	$55,612	$51,404

Net income	$37,298	$41,374
Income tax expense (benefit)	6,483	(744)
Income before income tax	43,781	40,630
Stock-based compensation expense (c)	2,891	2,377
Amortization of intangible assets (a)	8,048	7,384
Transaction costs (d)	328	—
Adjusted income before income tax	55,048	50,391
Adjusted income tax expense (e)	(12,468)	(13,487)
Adjusted net income	$42,580	$36,904

Weighted average number of common shares—diluted	59,448,031	60,903,277
Diluted adjusted earnings per common share	$0.72	$0.61

(a)
Represents amortization of intangible assets, including approximately $4.7 million and $4.6 million for the three months ended March 31, 2018 and 2017, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents rent expense in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(c)	Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

(d)	Represents transaction costs incurred during the three months ended March 31, 2018 in connection with a secondary offering.

(e)
Represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 23% and 27% for the three months ended March 31, 2018 and 2017, respectively. The tax rate for 2018 represents a tax rate of approximately 27-28% applied to the expected adjusted income before income tax for the full year, less the estimated effect of additional excess tax benefits related to equity transactions for the full year 2018, which the Company estimates will be in the range of $10.5 million to

$12.5 million. However, the timing, volume and tax benefits associated with such future equity activity will affect these estimates and the estimated effective tax rate for the year.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock-based compensation expense, as well as the expenses related to secondary offerings, debt financing transaction expenses, dispositions and acquisitions. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before income taxes, net income, diluted earnings per common share, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The Company understands that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. The Company’s $1.3 billion senior secured credit facilities consist of $1.1 billion in a secured term loan facility and a $225 million revolving credit facility. Borrowings outstanding on our revolving credit facility at March 31, 2018 and December 31, 2017 were $129.4 million and $127.1 million, respectively.
The net impact on our liquidity from changes in foreign currency exchange rates was not material for the three months ended March 31, 2018 and 2017, and the Company does not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on the Company’s liquidity, capital resources or results from operations for the remainder of 2018. We had $20.3 million in cash at March 31, 2018, of which $19.0 million was held in foreign jurisdictions. Operations outside of North America accounted for 24% of the Company’s consolidated revenue for the three months ended March 31, 2018.

We had a working capital deficit of $315.4 million and $268.2 million at March 31, 2018 and December 31, 2017, respectively. Our working capital deficit has arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and other educational advisory segments, as well as to make scheduled principal and interest payments and for share repurchases.
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective August 5, 2016. The Company repurchased 0.8 million shares of common stock for $85.7 million in the three months ended March 31, 2018 under this authorization, which includes shares that were purchased from investment funds affiliated with Bain Capital Partners LLC in an underwritten secondary offering. At March 31, 2018, $34.9 million remained available under the repurchase program. All repurchased shares have been retired.
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

Cash Flows	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$105,750	$106,673
Net cash used in investing activities	$(29,483)	$(22,873)
Net cash used in financing activities	$(79,601)	$(77,054)
Cash and cash equivalents (beginning of period)	$23,227	$14,633
Cash and cash equivalents (end of period)	$20,324	$21,494
Cash Provided by Operating Activities
Cash provided by operating activities was $105.8 million for the three months ended March 31, 2018, compared to $106.7 million for the same period in 2017. The decrease in cash provided by operating activities primarily resulted from the decrease in net income of $4.1 million, due to the decrease in the excess tax benefit associated with the exercise of stock options and vesting of restricted stock that resulted from the decrease in the corporate tax rate and a lower volume of equity transactions. The decrease in net income was partially offset by increases in working capital arising from the timing of billings and payments when compared to the prior year, and includes a deposit paid in the three months ended March 31, 2018 of $23.1 million for the acquisition of full service child care centers in April 2018.
Cash Used in Investing Activities
Cash used in investing activities was $29.5 million for the three months ended March 31, 2018 compared to $22.9 million for the same period in 2017 and was related to acquisitions, as well as fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. The increase in cash used in investing activities was primarily related to acquisitions. In the three months ended March 31, 2018, the Company used $16.7 million to acquire ten centers, compared to $2.9 million used to acquire three centers in the three months ended March 31, 2017.
Cash Used in Financing Activities
Cash used in financing activities amounted to $79.6 million for the three months ended March 31, 2018 compared to $77.1 million for the same period in 2017. Cash used in financing activities for the three months ended March 31, 2018 was primarily for share repurchases of $85.7 million, and taxes paid related to the net share settlement of stock awards totaling $3.2 million. These uses of cash were offset by proceeds primarily from the exercise of stock options of $7.8 million, and from the issuance and sale of restricted stock of $4.5 million. Cash used in financing activities for the three months ended March 31, 2017 consisted principally of net repayments of borrowings on the revolving credit facility totaling $61.1 million, and taxes paid related to the net share settlement of stock awards totaling $23.3 million. These uses of cash were offset by proceeds from the exercise of stock options of $12.2 million, and from the issuance and sale of restricted stock of $4.3 million.

Debt
As of March 31, 2018, the Company’s $1.3 billion senior secured credit facilities consisted of $1.1 billion in a secured term loan facility and a $225 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Term loans	$1,064,250	$1,066,938
Deferred financing costs and original issue discount	(9,712)	(10,177)
Total debt	1,054,538	1,056,761
Less current maturities	10,750	10,750
Long-term debt	$1,043,788	$1,046,011
Borrowings outstanding on the revolving credit facility were $129.4 million at March 31, 2018, with $95.6 million of the revolving credit facility available for borrowings, and of $127.1 million at December 31, 2017, with $97.9 million of the revolving credit facility available for borrowings.
All borrowings under the credit agreement are subject to variable interest. Effective as of November 30, 2017, the date of the latest credit agreement amendment, borrowings under the term loan facility bear interest at a rate per annum of 1.0% over the base rate, or 2.0% over the Eurocurrency rate (each as defined in the credit agreement), which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one month LIBOR rate. With respect to the term loan facility, the base rate is subject to an interest rate floor of 1.75% and the Eurocurrency rate is subject to an interest rate floor of 0.75%. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 1.0% over the base rate, or 1.50% to 2.0% over the Eurocurrency rate.
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
The Company records gains or losses resulting from changes in the fair value of the interest rate swap agreements to accumulated other comprehensive loss in the consolidated balance sheet to the extent that the swaps are effective as hedges. As of March 31, 2018, there was no ineffectiveness related to the interest rate swap agreements. Gains and losses recorded in accumulated other comprehensive loss are reclassified into and recognized to interest expense in the consolidated statement of income when the interest expense on the term loan facility is recognized.
All obligations under the senior secured credit facilities are secured by substantially all the assets of the Company’s U.S. subsidiaries. The senior secured credit facilities contain a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, our wholly-owned subsidiary, and its restricted subsidiaries, to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; alter the business conducted; enter into agreements restricting our subsidiaries’ ability to pay dividends; and consolidate or merge.
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp., our direct subsidiary, to be a passive holding company, subject to certain exceptions. The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum consolidated first lien net leverage ratio that is a quarterly maintenance based financial covenant. A breach of this covenant is subject to certain equity cure rights.
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at March 31, 2018.
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet arrangements.

Critical Accounting Policies
For a discussion of our “Critical Accounting Policies,” refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than changes to the revenue recognition accounting policy as a result of the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), there have been no material changes to our critical accounting policies since December 31, 2017. Please refer to Note 2 to our condensed consolidated financial statements for further discussion of the adoption of the new revenue standard and our revenue recognition policy.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and foreign currency rate fluctuations. Since December 31, 2017, there have been no material changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. See Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information regarding market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those disclosed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
January 1, 2018 to January 31, 2018 (2)	31,727	$95.44	—	$120,608
February 1, 2018 to February 28, 2018 (2)	713	$96.46	—	$120,608
March 1, 2018 to March 31, 2018	839,852	$102.07	839,852	$34,884
	872,292		839,852

(1)
On August 2, 2016, the board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s common stock, effective August 5, 2016. The share repurchase program has no expiration date. The share repurchases during the three months ended March 31, 2018 included 0.8 million shares purchased in a single block trade in connection with an underwritten secondary offering and the remaining repurchases were open market transactions. All repurchased shares have been retired.

(2)
During the quarter ended March 31, 2018, the Company retired a total of 32,440 shares that had been issued pursuant to restricted stock award agreements in connection with the payment of tax withholding obligations arising as a result of the vesting of such restricted stock awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholding. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, the Company’s $300 million share repurchase authorization.

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	May 7, 2018	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)