Form 10-Q
period 2018-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2018-08-07
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2018, the Company had 58,011,918 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended June 30, 2018

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements (Unaudited)
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$22,912	$23,227
Accounts receivable—net	90,975	117,138
Prepaid expenses and other current assets	46,370	52,096
Total current assets	160,257	192,461
Fixed assets—net	583,249	575,185
Goodwill	1,342,158	1,306,792
Other intangibles—net	337,993	348,540
Other assets	58,097	45,666
Total assets	$2,481,754	$2,468,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Borrowings under revolving credit facility	112,300	127,100
Accounts payable and accrued expenses	146,176	132,897
Deferred revenue	168,667	155,696
Other current liabilities	31,331	34,212
Total current liabilities	469,224	460,655
Long-term debt—net	1,041,280	1,046,011
Deferred rent and related obligations	68,905	66,499
Other long-term liabilities	72,413	64,171
Deferred revenue	5,322	8,179
Deferred income taxes	75,588	74,069
Total liabilities	1,732,732	1,719,584
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,660,575 and 58,013,144 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	58	58
Additional paid-in capital	676,093	747,155
Accumulated other comprehensive loss	(39,996)	(33,296)
Retained earnings	112,867	35,143
Total stockholders’ equity	749,022	749,060
Total liabilities and stockholders’ equity	$2,481,754	$2,468,644
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$489,699	$445,546	$953,356	$867,710
Cost of services	363,662	331,205	713,775	648,435
Gross profit	126,037	114,341	239,581	219,275
Selling, general and administrative expenses	53,137	48,869	103,349	95,015
Amortization of intangible assets	8,276	8,666	16,324	16,050
Income from operations	64,624	56,806	119,908	108,210
Interest expense—net	(12,161)	(10,654)	(23,664)	(21,428)
Income before income tax	52,463	46,152	96,244	86,782
Income tax expense	(12,037)	(13,112)	(18,520)	(12,368)
Net income	$40,426	$33,040	$77,724	$74,414

Earnings per common share:
Common stock—basic	$0.70	$0.56	$1.33	$1.25
Common stock—diluted	$0.68	$0.54	$1.31	$1.22

Weighted average number of common shares outstanding:
Common stock—basic	57,613,596	59,053,200	57,902,208	59,154,153
Common stock—diluted	58,761,229	60,379,657	59,104,631	60,641,468
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$40,426	$33,040	$77,724	$74,414
Other comprehensive (loss) income:
Foreign currency translation adjustments	(34,281)	22,705	(13,688)	30,046
Unrealized gain on interest rate swaps, net of tax	2,085	—	6,988	—
Total other comprehensive (loss) income	(32,196)	22,705	(6,700)	30,046
Comprehensive income	$8,230	$55,745	$71,024	$104,460
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,724	$74,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,933	46,604
Amortization of original issue discount and deferred financing costs	936	881
Loss (gain) on foreign currency transactions and other	64	(60)
Loss on disposal of fixed assets	528	736
Stock-based compensation expense	6,589	5,514
Deferred income taxes	(2,347)	4,192
Deferred rent	226	2,583
Changes in assets and liabilities:
Accounts receivable	26,158	16,432
Prepaid expenses and other current assets	6,329	(8,630)
Accounts payable and accrued expenses	11,709	(4,627)
Deferred revenue	9,931	20,933
Accrued rent and related obligations	2,411	1,628
Other assets	(2,745)	1,303
Other current and long-term liabilities	1,251	5,694
Net cash provided by operating activities	188,697	167,597
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets—net	(39,155)	(42,195)
Payments and settlements for acquisitions—net of cash acquired	(50,624)	(17,026)
Net cash used in investing activities	(89,779)	(59,221)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	360,800	322,601
Payments under revolving credit facility	(375,600)	(331,601)
Principal payments of long-term debt	(5,375)	(2,688)
Payments for debt issuance costs	(292)	(1,314)
Purchase of treasury stock	(85,725)	(73,223)
Taxes paid related to the net share settlement of stock options and restricted stock	(7,074)	(23,309)
Proceeds from issuance of common stock upon exercise of options	11,661	15,351
Proceeds from issuance of restricted stock	4,457	4,305
Payments of contingent consideration for acquisitions	(2,615)	—
Net cash used in financing activities	(99,763)	(89,878)
Effect of exchange rates on cash and cash equivalents	530	1,206
Net (decrease) increase in cash and cash equivalents	(315)	19,704
Cash and cash equivalents—beginning of period	23,227	14,633
Cash and cash equivalents—end of period	$22,912	$34,337
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$22,930	$23,128
Cash payments of income taxes	$21,814	$20,495
NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$4,500	$3,000
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization—Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based child care and early education, back-up dependent care (for children and adult/elder dependents), tuition reimbursement program management, college admissions advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Puerto Rico, Canada, and India. The Company provides services designed to help employers and families better address the challenges of work and family life primarily under multi-year contracts with employers who offer child care and other dependent care solutions, as well as educational advisory services, as part of their employee benefits packages in an effort to improve employee engagement.
Basis of Presentation—The accompanying unaudited condensed consolidated balance sheet as of June 30, 2018 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended June 30, 2018 and 2017 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 30, 2018 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended June 30, 2018 and 2017, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stock Offerings—On January 30, 2013, the Company completed an initial public offering (the “IPO”) and issued a total of 11.6 million shares of common stock. The Company also authorized 25 million shares of undesignated preferred stock for issuance.
Since the IPO, certain of the Company’s stockholders have sold a total of 52.3 million shares of the Company’s common stock in secondary offerings (“secondary offerings”), including 4.6 million shares in the six months ended June 30, 2018 in a secondary offering completed March 2018. The Company has not received proceeds from the sale of shares in any of the secondary offerings. The Company purchased 0.8 million of the shares sold in the March 2018 secondary offering from investment funds affiliated with Bain Capital Partners, LLC at the same price per share paid by the underwriter to the selling stockholders. The Company incurred $0.3 million in offering costs related to the secondary offering, which were included in selling, general and administrative expenses. In connection with the March 2018 secondary offering, investment funds affiliated with Bain Capital Partners, LLC sold their holdings of the Company’s common stock.
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective June 12, 2018. The share repurchase program replaces the prior $300 million authorization, of which $34.9 million remained available at the time the plan was replaced and cancelled. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. At June 30, 2018, $300 million remained available under the repurchase program.
Recently Adopted Pronouncement—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (the “new revenue guidance”), which provides a single comprehensive model for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers control over promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted the new revenue guidance using the modified retrospective method on January 1, 2018. Therefore, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
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

New Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard amends the existing guidance and requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by those leases with lease terms longer than twelve months. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is to be applied using a modified retrospective approach. In March 2018, the FASB approved a transition method that provides the option to use the effective date as the date of initial application on transition. The Company plans to elect this transition method, and as a result, the Company will not adjust comparative information for prior periods. The Company is progressing with its preparation for the adoption and implementation of this new accounting standard. The Company anticipates that the adoption of this standard will have a material impact on the Company’s consolidated financial statements, as all long-term leases will be recorded on the consolidated balance sheet. The majority of the Company’s lease portfolio represents leases of real estate for centers, corporate offices, and call centers.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The new guidance with respect to cash flow and net investment hedge relationships existing on the date of adoption must be applied on a modified retrospective basis, and the new presentation and disclosure requirements must be applied on a prospective basis. This standard is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.
2. REVENUE RECOGNITION
General
The Company generates revenue from services based on the consideration specified in contracts with customers, which primarily consist of employer sponsors and parents. The Company recognizes revenue when a performance obligation is satisfied by transferring control of the promised services to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. A performance obligation is a promise in a contract to transfer a distinct service to the customer. At contract inception, the Company assesses the services promised in the contract and identifies each distinct performance obligation. To identify the performance obligations, the Company considers the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The transaction price of a contract is allocated to each distinct performance obligation using the relative stand-alone selling price and recognized as revenue when, or as, control of the service is passed to the customer. Revenue is recognized over time because control of the service is transferred continuously to our customers.
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

Back-Up Dependent Care Services
Back-up dependent care services consist of center-based back-up child care, and in-home care for children and adult/elder dependents. The Company provides back-up dependent care services through the Company’s full-service and dedicated back-up centers, as well as through the back-up care network. Bright Horizons back-up care offers access to a contracted network of in-home service agencies and center-based providers in locations where the Company does not otherwise have centers with available capacity. Back-up dependent care revenue is primarily comprised of fixed and variable fees or subsidies paid by employer sponsors and co-payments collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal options. Fees for back-up dependent care services are typically determined based on the number of back-up uses and are generally billed monthly as services are rendered or in advance. Revenue for back-up dependent care is recognized over time as services are rendered.
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

	Full service center-based child care	Back-up dependent care	Educational advisory services	Total
Three months ended June 30, 2018
North America (1)	$295,465	$57,356	$16,756	$369,577
Europe and other (2)	118,656	1,466	—	120,122
	$414,121	$58,822	$16,756	$489,699
Three months ended June 30, 2017
North America (1)	$278,706	$52,679	$13,810	$345,195
Europe and other (2)	99,352	999	—	100,351
	$378,058	$53,678	$13,810	$445,546

	Full service center-based child care	Back-up dependent care	Educational advisory services	Total
Six months ended June 30, 2018
North America (1)	$578,711	$110,811	$33,109	$722,631
Europe and other (2)	228,035	2,690	—	230,725
	$806,746	$113,501	$33,109	$953,356
Six months ended June 30, 2017
North America (1)	$548,842	$102,220	$26,807	$677,869
Europe and other (2)	187,975	1,866	—	189,841
	$736,817	$104,086	$26,807	$867,710

(1)	The North America region is comprised of the Company’s operations in the United States, Puerto Rico, and Canada.

(2)	The Europe and other region is comprised of the Company’s operations in the United Kingdom, the Netherlands and India.

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
The Company records deferred revenues when payments are received in advance of the Company’s performance under the contract, which are recognized as revenue as the performance obligation is satisfied. The increase in the deferred revenue balance for the six months ended June 30, 2018 is primarily due to payments received or due in advance of satisfying the Company’s performance obligations, offset by $127.5 million of revenue recognized that was included in the deferred revenue balance at December 31, 2017. There were no significant changes in deferred revenue during the six months ended June 30, 2018 related to business combinations, impairments, cumulative catch-up or other adjustments.
Practical Expedients
The transaction price allocated to the remaining performance obligations relates to services that are paid or invoiced in advance. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original contract term of one year or less, in accordance with the practical expedient, or for variable consideration allocated to the unsatisfied performance obligation of a series of services. The Company’s deferred revenue not subject to the practical expedients is not material.
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
2018 Acquisitions
During the six months ended June 30, 2018, the Company acquired five centers in the Netherlands, five centers in the United States, and 17 centers in the United Kingdom in four separate business acquisitions, which were each accounted for as business combinations. The centers were acquired for cash consideration of $50.6 million, net of cash acquired of $3.7 million, and consideration payable of $4.0 million. The Company recorded goodwill of $44.8 million related to the full service center-based child care segment, of which $12.9 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $6.6 million, consisting of trademarks and customer relationships that will be amortized over two to five years, as well as fixed assets of $6.0 million, working capital of $2.6 million, and deferred tax liabilities and other long term liabilities of $1.7 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2018, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
During the six months ended June 30, 2018, the Company paid $2.7 million for the partial settlement of contingent consideration related to an acquisition completed in 2016.
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

The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2018, the purchase price allocations for two of the 2017 acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
2017 Dispositions
During the three months ended September 30, 2017, the Company disposed of its remaining three centers in Ireland for a loss of $3.7 million, which was included in other expenses in the consolidated statements of income, offset by a tax benefit of approximately $7.0 million that was recorded from the loss on investment of a subsidiary.
4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows (in thousands):

	Full service center-based child care	Back-up dependent care	Educational advisory services	Total
Balance at January 1, 2017	$1,075,796	$168,108	$23,801	$1,267,705
Additions from acquisitions	14,269	—	—	14,269
Adjustments to prior year acquisitions	(5,596)	(3)	—	(5,599)
Effect of foreign currency translation	30,417	—	—	30,417
Balance at December 31, 2017	1,114,886	168,105	23,801	1,306,792
Additions from acquisitions	44,755	—	—	44,755
Effect of foreign currency translation	(9,389)	—	—	(9,389)
Balance at June 30, 2018	$1,150,252	$168,105	$23,801	$1,342,158
The Company also has intangible assets, which consist of the following at June 30, 2018 and December 31, 2017 (in thousands):

June 30, 2018	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	14 years	$401,318	$(249,746)	$151,572
Trade names	7 years	10,541	(5,159)	5,382
		411,859	(254,905)	156,954
Indefinite-lived intangibles:
Trade names	N/A	181,039	—	181,039
		$592,898	$(254,905)	$337,993

December 31, 2017	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$396,428	$(234,742)	$161,686
Trade names	7 years	10,224	(4,566)	5,658
		406,652	(239,308)	167,344
Indefinite-lived intangibles:
Trade names	N/A	181,196	—	181,196
		$587,848	$(239,308)	$348,540

The Company estimates that it will record amortization expense related to intangible assets existing as of June 30, 2018 as follows over the next five years (in thousands):

Estimated amortization expense
Remainder of 2018	$15,733
2019	$29,375
2020	$27,769
2021	$25,845
2022	$23,501
5. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior secured credit facilities
The Company’s $1.3 billion senior secured credit facilities consist of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Term loans	$1,061,563	$1,066,938
Deferred financing costs and original issue discount	(9,533)	(10,177)
Total debt	1,052,030	1,056,761
Less current maturities	10,750	10,750
Long-term debt	$1,041,280	$1,046,011
The revolving credit facility matures on July 31, 2022. Borrowings outstanding on the revolving credit facility were $112.3 million at June 30, 2018 and $127.1 million at December 31, 2017.
All borrowings under the credit agreement are subject to variable interest. On May 31, 2018, the Company amended its existing senior credit facilities to, among other changes, reduce the applicable interest rates of the term loan facility and the revolving credit facility. Effective as of May 31, 2018, borrowings under the term loan facility bear interest at a rate per annum of 0.75% over the base rate, or 1.75% over the eurocurrency rate, which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one month LIBOR rate. With respect to the term loan facility, the base rate is subject to an interest rate floor of 1.75% and the eurocurrency rate is subject to an interest rate floor of 0.75%. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the eurocurrency rate.
The effective interest rate for the term loans was 3.84% and 3.57% at June 30, 2018 and December 31, 2017, respectively, and the weighted average interest rate was 3.72% and 3.50% for the six months ended June 30, 2018 and 2017, respectively. The effective interest rate for the revolving credit facility was 4.13% and 3.70% at June 30, 2018 and December 31, 2017, respectively. The weighted average interest rate for the revolving credit facility was 3.91% and 4.30% for the six months ended June 30, 2018 and 2017, respectively.
Certain financing fees and original issue discount costs are capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs were $0.4 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and were $0.7 million for the six months ended June 30, 2018 and 2017. Amortization expense of original issue discount costs were $0.1 million for the three months ended June 30, 2018 and 2017, and were $0.2 million for the six months ended June 30, 2018 and 2017.
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
The future principal payments under the term loans at June 30, 2018 are as follows (in thousands):

Remainder of 2018	$5,375
2019	10,750
2020	10,750
2021	10,750
2022	10,750
2023	1,013,188
$1,061,563
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
The interest rate swaps are recorded on the Company’s consolidated balance sheet at fair value and classified based on the instruments’ maturity dates. The Company records gains or losses resulting from changes in the fair value of the interest rate swaps to other comprehensive income or loss to the extent that the swaps are effective as hedges. Through June 30, 2018, there was no ineffectiveness related to the interest rate swap agreements. Gains and losses recorded to other comprehensive income or loss are reclassified into earnings and recognized to interest expense in the Company’s consolidated statement of income in the period that the hedged interest expense on the term loan facility is recognized.
As of June 30, 2018 and December 31, 2017, the fair value of the interest rate swap agreements was as follows (in thousands):

	Consolidated balance sheet classification	June 30, 2018	December 31, 2017
Interest rate swaps—asset	Other assets	$13,372	$3,767
For the three months ended June 30, 2018, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain reclassified into earnings	Total effect on other comprehensive income
Interest rate swaps	$2,894	Interest expense—net	$30	$2,864
Income tax effect	(787)	Income tax expense	(8)	(779)
Net of income taxes	$2,107		$22	$2,085
For the six months ended June 30, 2018, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain recognized in other comprehensive income	Consolidated statement of income classification	Amount of net loss reclassified into earnings	Total effect on other comprehensive income
Interest rate swaps	$9,263	Interest expense—net	$(337)	$9,600
Income tax effect	(2,519)	Income tax expense	93	(2,612)
Net of income taxes	$6,744		$(244)	$6,988

During the next twelve months, the Company estimates that a gain of $2.5 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense, related to these interest rate swap agreements.
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
Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income	$40,426	$33,040	$77,724	$74,414
Allocation of net income to common stockholders:
Common stock	$40,196	$32,828	$77,296	$73,979
Unvested participating shares	230	212	428	435
	$40,426	$33,040	$77,724	$74,414

Weighted average number of common shares:
Common stock	57,613,596	59,053,200	57,902,208	59,154,153
Unvested participating shares	330,089	380,530	320,489	351,108
Earnings per common share:
Common stock	$0.70	$0.56	$1.33	$1.25

Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of the treasury stock method or the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Diluted earnings per share:
Earnings allocated to common stock	$40,196	$32,828	$77,296	$73,979
Plus earnings allocated to unvested participating shares	230	212	428	435
Less adjusted earnings allocated to unvested participating shares	(226)	(207)	(420)	(424)
Earnings allocated to common stock	$40,200	$32,833	$77,304	$73,990

Weighted average number of common shares:
Common stock	57,613,596	59,053,200	57,902,208	59,154,153
Effect of dilutive securities	1,147,633	1,326,457	1,202,423	1,487,315
	58,761,229	60,379,657	59,104,631	60,641,468
Earnings per common share:
Common stock	$0.68	$0.54	$1.31	$1.22
Options outstanding to purchase 0.5 million shares of common stock were excluded from diluted earnings per share for both the three and six months ended June 30, 2018, and 0.7 million and 0.8 million shares of common stock were excluded from diluted earnings per share for the three and six months ended June 30, 2017, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.
7. INCOME TAXES
The Company’s effective income tax rates were 22.9% and 28.4% for the three months ended June 30, 2018 and 2017, respectively, and 19.2% and 14.3% for the six months ended June 30, 2018 and 2017, respectively. The effective income tax rate is based upon estimated income before income tax for the year, by jurisdiction, and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including jurisdictional income tax rate changes such as the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, which changed the federal tax rate from 35% to 21%, effective January 1, 2018, discrete items such as the settlement of foreign, federal and state tax issues and, beginning January 1, 2017, for the effects of including the excess tax benefits associated with the exercise of stock options and vesting of restricted stock as a reduction of tax expense, in accordance with ASU 2016-09: Compensation-Stock Compensation (Topic 718). During the three and six months ended June 30, 2018, the excess tax benefit decreased tax expense by $2.7 million and $8.2 million, respectively. During the three and six months ended June 30, 2017, the excess tax benefit decreased tax expense by $3.4 million and $18.5 million, respectively. The excess tax benefit decreased from the prior year due to the reduction in the federal corporate tax rate and a lower volume of equity transactions. For the three and six months ended June 30, 2018, prior to the inclusion of the excess tax benefit from stock-based compensation, the effective income tax rates approximated 28%. For the three and six months ended June 30, 2017, prior to the inclusion of the excess tax benefit from stock-based compensation, the effective income tax rates approximated 36%.
The Tax Act also introduced the Global Intangible Low-Taxed Income (“GILTI”) concept, which requires certain income earned by foreign subsidiaries to be included in U.S. taxable income, effective January 1, 2018. The Company included an estimate of the GILTI in the calculation of the estimated annual effective tax rate as of June 30, 2018. The estimate could be impacted by the mix of international earnings and by additional guidance that may be issued on the implementation of GILTI rules.
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

The Company is still in the process of finalizing its accounting for certain elements of the Tax Act. As noted at December 31, 2017, the Company was able to make reasonable estimates of certain items and recorded provisional adjustments associated with the deemed repatriation transition tax and net deferred tax liability. As of June 30, 2018, there are no changes to the recorded provisional amounts. However, the Company continues to gather additional information to complete the accounting for these items and expects to complete the accounting within the prescribed measurement period.
The Company’s unrecognized tax benefits were $2.2 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively. The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $2.2 million, exclusive of interest and penalties.
The Company and its domestic subsidiaries are subject to audit for U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (“IRS”) and have a statute of limitations of three years. Tax filings for 2014 through 2017 are subject to audit. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of June 30, 2018, there was one state audit in process and the tax years from 2012 to 2017 are subject to audit.
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
The fair value of the Company’s long-term debt is based on current bid prices, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 1, as defined under U.S. GAAP. As of June 30, 2018 and December 31, 2017, the carrying value and estimated fair value of long-term debt was $1.1 billion.
In 2017, the Company entered into interest rate swap agreements, which were included in other assets on the consolidated balance sheets at fair value. As of June 30, 2018 and December 31, 2017, the fair value of the interest rate swaps were $13.4 million and $3.8 million, respectively, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps, it was not considered a significant input. The fair value of the interest rate swaps is classified as Level 2, as defined under U.S. GAAP.
During the six months ended June 30, 2018 and year ended December 31, 2017, the Company had no transfers of assets or liabilities between any of the above hierarchy levels.
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. There were no significant changes to the Company’s exposure of credit risk during the six months ended June 30, 2018.

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

	Full service center-based child care	Back-up dependent care	Educational advisory services	Total
	(In thousands)
Three months ended June 30, 2018
Revenue	$414,121	$58,822	$16,756	$489,699
Income from operations (1)	44,940	16,141	3,543	64,624
Three months ended June 30, 2017
Revenue	$378,058	$53,678	$13,810	$445,546
Income from operations (2)	39,754	14,247	2,805	56,806
(1) For the three months ended June 30, 2018, income from operations includes $1.6 million of expenses related to the May 2018 amendment to the credit agreement and completed acquisitions, which have been allocated to the full service center-based child care segment.
(2) For the three months ended June 30, 2017, income from operations includes $1.9 million of expenses related to the May 2017 amendment to the credit agreement and secondary offering, which have been allocated to the full service center-based child care segment.

	Full service center-based child care	Back-up dependent care	Educational advisory services	Total
	(In thousands)
Six months ended June 30, 2018
Revenue	$806,746	$113,501	$33,109	$953,356
Income from operations (1)	81,851	30,266	7,791	119,908
Six months ended June 30, 2017
Revenue	$736,817	$104,086	$26,807	$867,710
Income from operations (2)	75,179	27,908	5,123	108,210

(1)
For the six months ended June 30, 2018, income from operations includes $1.9 million of expenses related to the May 2018 amendment to the credit agreement, the March 2018 secondary offering, and completed acquisitions, which have been allocated to the full service center-based child care segment.

(2) For the six months ended June 30, 2017, income from operations includes $1.9 million of expenses related to the May 2017 amendment to the credit agreement and secondary offering, which have been allocated to the full service center-based child care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industries in which we and our partners operate, demand for services, the impact of accounting principles, pronouncements and policies, including the new lease standard, acquisitions and the subsequent integration and expected synergies, our fair value estimates, goodwill from business combinations, the vesting of Company equity, unrecognized tax benefits and the impact of uncertain tax positions, our effective tax rate, the outcome of tax audits, settlements and tax liabilities, future impact of excess tax benefit, impact of the Tax Act and GILTI, estimates and adjustments, timing to complete tax accounting, amortization expense, foreign currency exchange rates, our credit risk, the impact of seasonality on results of operations, our share repurchase program, the outcome of litigation, legal proceedings and our insurance coverage, our interest rate swap and interest rate risk, the use of derivatives or other market risk sensitive instruments, our indebtedness, borrowings under our senior credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources and uses of cash flow, our ability to fund operations, make capital expenditures and payments, and complete share repurchases with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our senior credit facility.
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
Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We are a leading provider of high-quality child care and early education as well as other services that are designed to help employers and families better address the challenges of work and family life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions, as well as other educational advisory services, as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of June 30, 2018, we had more than 1,100 client relationships with employers across a diverse array of industries, including more than 150 Fortune 500 companies and more than 80 of Working Mother magazine’s 2017 “100 Best Companies for Working Mothers.” At June 30, 2018, we operated 1,065 child care and early education centers, compared to 1,047 centers at June 30, 2017.

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
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,
	2018	%	2017	%
Revenue	$489,699	100.0%	$445,546	100.0%
Cost of services (1)	363,662	74.3%	331,205	74.3%
Gross profit	126,037	25.7%	114,341	25.7%
Selling, general and administrative expenses (2)	53,137	10.9%	48,869	11.0%
Amortization of intangible assets	8,276	1.6%	8,666	2.0%
Income from operations	64,624	13.2%	56,806	12.7%
Interest expense, net	(12,161)	(2.5)%	(10,654)	(2.4)%
Income before income tax	52,463	10.7%	46,152	10.3%
Income tax expense	(12,037)	(2.4)%	(13,112)	(2.9)%
Net income	$40,426	8.3%	$33,040	7.4%

Adjusted EBITDA (3)	$95,377	19.5%	$86,508	19.4%
Adjusted income from operations (3)	$66,211	13.5%	$58,751	13.2%
Adjusted net income (3)	$50,905	10.4%	$44,497	10.0%

The following table sets forth statement of income data as a percentage of revenue for the six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Six Months Ended June 30,
	2018	%	2017	%
Revenue	$953,356	100.0%	$867,710	100.0%
Cost of services (1)	713,775	74.9%	648,435	74.7%
Gross profit	239,581	25.1%	219,275	25.3%
Selling, general and administrative expenses (2)	103,349	10.8%	95,015	11.0%
Amortization of intangible assets	16,324	1.7%	16,050	1.8%
Income from operations	119,908	12.6%	108,210	12.5%
Interest expense, net	(23,664)	(2.5)%	(21,428)	(2.5)%
Income before income tax	96,244	10.1%	86,782	10.0%
Income tax expense	(18,520)	(1.9)%	(12,368)	(1.4)%
Net income	$77,724	8.2%	$74,414	8.6%

Adjusted EBITDA (3)	$178,571	18.7%	$164,856	19.0%
Adjusted income from operations (3)	$121,823	12.8%	$110,155	12.7%
Adjusted net income (3)	$93,485	9.8%	$81,401	9.4%

(1)
Cost of services consists of direct expenses associated with the operation of child care centers, and direct expenses to provide back-up dependent care services, including fees to back-up care providers, and educational advisory services. Direct expenses consist primarily of salaries, payroll taxes and benefits for personnel, food costs, program supplies and materials, parent marketing, and facilities costs, which include occupancy costs and depreciation.

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
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenue. Revenue increased $44.2 million, or 10%, to $489.7 million for the three months ended June 30, 2018 from $445.5 million for the same period in 2017. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and educational advisory services, and typical annual tuition increases of 3-4%. Revenue generated by the full service center-based child care segment in the three months ended June 30, 2018 increased by $36.1 million, or 10%, when compared to the same period in 2017, due in part to overall enrollment increases of approximately 6%, and the effect of higher foreign currency exchange rates for our United Kingdom and Netherlands operations, which increased revenue in the full service segment by approximately 2% for the three month period.
Revenue generated by back-up dependent care services in the three months ended June 30, 2018 increased by $5.1 million, or 10%, when compared to the same period in 2017. Additionally, revenue generated by educational advisory services in the three months ended June 30, 2018 increased by $3.0 million, or 21%, when compared to the same period in the prior year.
Cost of Services. Cost of services increased $32.5 million, or 10%, to $363.7 million for the three months ended June 30, 2018 from $331.2 million for the same period in 2017. Cost of services in the full service center-based child care segment increased $28.6 million, or 10%, to $320.5 million in the three months ended June 30, 2018 when compared to the same period in 2017. Personnel costs, which typically represent approximately 70% of total cost of services for this segment, increased 9% as a result of enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since June 30, 2017 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which typically represent approximately 30% of total costs of services for this segment, increased 12% in connection with the enrollment growth, certain technology investments in programs and services, and the incremental occupancy costs associated with centers that have been added since June 30, 2017. Cost of services in the back-up dependent care segment increased $2.2 million, or 7%, to $34.5 million in the three months ended June 30, 2018, primarily due to personnel and increased care provider fees associated with the services provided to the expanding customer base as well as investments in technology to support our customer user experience, service delivery and operating efficiency. Cost of services in the educational advisory services segment increased $1.7 million, or 24%, to $8.7 million in the three months ended June 30, 2018 due to personnel and technology costs related to the delivering services to the expanding customer base.
Gross Profit. Gross profit increased $11.7 million, or 10%, to $126.0 million for the three months ended June 30, 2018 from $114.3 million for the same period in 2017. Gross profit margin as a percentage of revenue was 26% for the three months ended June 30, 2018, which is consistent with the three months ended June 30, 2017. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up dependent care and educational advisory services.
Selling, General and Administrative Expenses (“SGA”). SGA increased $4.2 million, or 9%, to $53.1 million for the three months ended June 30, 2018 compared to $48.9 million for the same period in 2017. SGA was 11% of revenue for the three months ended June 30, 2018, which is consistent with the same period in 2017. SGA increased over the comparable 2017 period due to increases in personnel costs including annual wage increases, and continued investments in technology and marketing.
Amortization. Amortization expense on intangible assets of $8.3 million for the three months ended June 30, 2018 decreased from $8.7 million for the same period in 2017 due to decreases from certain intangible assets becoming fully amortized during the period, partially offset by increases from acquisitions completed in 2018.
Income from Operations. Income from operations increased by $7.8 million, to $64.6 million for the three months ended June 30, 2018 when compared to the same period in 2017. Income from operations was 13% of revenue for the three months ended June 30, 2018, which is consistent with the three months ended June 30, 2017. The change in income from operations was due to the following:

•
Income from operations for the full service center-based child care segment increased $5.2 million, or 13%, in the three months ended June 30, 2018 when compared to the same period in 2017. Income from operations increased over the comparable 2017 period due to tuition increases and enrollment gains over the prior year, contributions from new centers that have been added since June 30, 2017, and effective cost management, partially offset by the costs incurred during the pre-opening and ramp-up of certain new lease/consortium centers opened during 2017 and 2018, and the incremental costs associated with technology investments in our centers.

•
Income from operations for the back-up dependent care segment increased $1.9 million, or 13%, in the three months ended June 30, 2018 when compared to the same period in 2017 due to contributions from the expanding revenue base partially offset by investments in technology to support our customer user experience, service delivery and operating efficiency, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the educational advisory services segment increased $0.7 million, or 26%, for the three months ended June 30, 2018 compared to the same period in 2017 due to contributions from the expanding revenue base.

Net Interest Expense. Net interest expense increased to $12.2 million for the three months ended June 30, 2018 from $10.7 million for the same period in 2017. The increase in interest expense relates to increased borrowings on our revolving credit facility, partially offset by a decrease in the effective interest rates applicable in conjunction with various credit agreement amendments in 2017 and 2018.
Income Tax Expense. We recorded income tax expense of $12.0 million during the three months ended June 30, 2018, at an effective tax rate of 23%, compared to income tax expense of $13.1 million during the three months ended June 30, 2017, at an effective tax rate of 28%. The difference in the effective tax rate is primarily due to the reduction in the federal corporate tax rate from 35% to 21% due to the enactment of the Tax Act in December 2017. The effective income tax rate would have approximated 28% and 36% for the three months ended June 30, 2018 and 2017, respectively, including our estimate of the additional tax on GILTI, but prior to the inclusion of the excess tax benefit from stock-based compensation.
Based upon our current estimates of the GILTI and projected excess tax benefits from the exercise of stock options and vesting of restricted stock, we expect the annual effective income tax rate in 2018 to approximate 21% to 23%, although such amounts may vary depending on the timing and amounts of equity activity, the mix of international earnings and additional guidance on GILTI. Refer to Note 7 to our condensed consolidated financial statements for further discussion of GILTI.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $8.9 million, or 10%, and $7.5 million, or 13%, respectively, for the three months ended June 30, 2018 over the comparable period in 2017 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up dependent care and educational advisory services.

Adjusted Net Income. Adjusted net income increased $6.4 million, or 14%, for the three months ended June 30, 2018 when compared to the same period in 2017 primarily due to the expanded income from operations and a lower effective tax rate in 2018.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenue. Revenue increased $85.7 million, or 10%, to $953.4 million for the six months ended June 30, 2018 from $867.7 million for the same period in 2017. Revenue growth is primarily attributable to contributions from new and ramping full service child care and early education centers, expanded sales of our back-up dependent care services and educational advisory services, and typical annual tuition increases of 3-4%. Revenue generated by the full service center-based child care segment in the six months ended June 30, 2018 increased by $70.0 million, or 9%, when compared to the same period in 2017, due in part to overall enrollment increases of 5%, and the effect of higher foreign currency exchange rates for our United Kingdom and Netherlands operations, which increased revenue in the full service segment by approximately 2% for the six month period.
Revenue generated by back-up dependent care services in the six months ended June 30, 2018 increased by $9.4 million, or 9%, when compared to the same period in 2017. Additionally, revenue generated by educational advisory services in the six months ended June 30, 2018 increased by $6.3 million, or 24%, when compared to the same period in the prior year.
Cost of Services. Cost of services increased $65.4 million, or 10%, to $713.8 million for the six months ended June 30, 2018 from $648.4 million for the same period in 2017. Cost of services in the full service center-based child care segment increased $57.1 million, or 10%, to $630.0 million in the six months ended June 30, 2018 when compared to the same period in 2017. Personnel costs increased 9% as a result of the enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since June 30, 2017 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs increased 12% in connection with the enrollment growth, certain technology investments in program and services, and the incremental occupancy costs associated with centers that have been added since June 30, 2017. Cost of services in the back-up dependent care segment increased $5.4 million, or 9%, to $67.4 million in the six months ended June 30, 2018, primarily due to personnel and increased care provider fees associated with the services provided to the expanding customer base as well as investments in technology to support our customer user experience, service delivery and operating efficiency. Cost of services in the educational advisory services segment increased by $2.9 million, or 21%, to $16.4 million in the six months ended June 30, 2018 due to personnel and technology costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased $20.3 million, or 9%, to $239.6 million for the six months ended June 30, 2018 from $219.3 million for the same period in 2017. Gross profit margin was 25% of revenue for the six months ended June 30, 2018, which is consistent with the six months ended June 30, 2017. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up dependent care and educational advisory services.
Selling, General and Administrative Expenses. SGA increased $8.3 million, or 9%, to $103.3 million for the six months ended June 30, 2018 compared to $95.0 million for the same period in 2017. SGA was 11% of revenue for the six months ended June 30, 2018, which is consistent with the same period in 2017. SGA increased over the comparable 2017 period due to increases in personnel costs including annual wage increases, and continued investments in technology and marketing.
Amortization. Amortization expense on intangible assets of $16.3 million for the six months ended June 30, 2018, increased from $16.1 million for the six months ended June 30, 2017 due to the acquisitions completed in 2017 and 2018, partially offset by decreases from certain intangible assets becoming fully amortized during the period.
Income from Operations. Income from operations increased by $11.7 million, or 11%, to $119.9 million for the six months ended June 30, 2018 when compared to the same period in 2017. Income from operations was 13% of revenue for the six months ended June 30, 2018, which is consistent with the six months ended June 30, 2017. The change in income from operations was due to the following:

•
Income from operations for the full service center-based child care segment increased $6.7 million, or 9%, in the six months ended June 30, 2018 when compared to the same period in 2017. Income from operations increased over the comparable 2017 period due to tuition increases and enrollment gains over the prior year, contributions from new centers that have been added since June 30, 2017, and effective cost management, partially offset by the costs incurred during the pre-opening and ramp-up of certain new lease/consortium centers opened during 2017 and 2018, and the incremental costs associated with technology investments in our centers.

•
Income from operations for the back-up dependent care segment increased $2.3 million, or 8%, in the six months ended June 30, 2018 when compared to the same period in 2017 due to contributions from the expanding revenue base partially offset by investments in technology to support our customer user experience, service delivery and operating efficiency, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the educational advisory services segment increased $2.7 million, or 52%, for the six months ended June 30, 2018 when compared to the same period in 2017 due to contributions from the expanding revenue base and the associated overhead leverage as this segment gains scale.

Net Interest Expense. Net interest expense increased to $23.7 million for the six months ended June 30, 2018 from $21.4 million for the same period in 2017. The increase in interest expense relates to increased borrowings on our revolving credit facility, partially offset by a decrease in the effective interest rates applicable in conjunction with various credit agreement amendments in 2017 and 2018.
Income Tax Expense. We recorded income tax expense of $18.5 million during the six months ended June 30, 2018, at an effective income tax rate of 19%, compared to income tax expense of $12.4 million during the six months ended June 30, 2017, at an effective income tax rate of 14%. The difference between the effective income tax rates is primarily attributable to the reduction in the federal corporate tax rate from 35% to 21% due to the enactment of the Tax Act in December 2017 and less excess tax benefits reflecting a lower volume of equity transactions. The effective income tax rate would have approximated 28% and 36% for the six months ended June 30, 2018 and 2017, respectively, including our estimate of the additional tax on GILTI, but prior to the inclusion of the excess tax benefit from stock-based compensation.
Based upon our current estimates of the GILTI and projected excess tax benefits from the exercise of stock options and vesting of restricted stock, we expect the annual effective income tax rate in 2018 to approximate 21% to 23%, although such amounts may vary depending on the timing and amounts of equity activity, the mix of international earnings and additional guidance on GILTI. Refer to Note 7 to our condensed consolidated financial statements for further discussion of GILTI.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $13.7 million, or 8%, and $11.7 million, or 11%, respectively, for the six months ended June 30, 2018 over the comparable period in 2017 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up dependent care and educational advisory services.
Adjusted Net Income. Adjusted net income increased $12.1 million, or 15%, for the six months ended June 30, 2018 when compared to the same period in 2017 primarily due to the expanded income from operations and a lower effective tax rate in 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$40,426	$33,040	$77,724	$74,414
Interest expense—net	12,161	10,654	23,664	21,428
Income tax expense	12,037	13,112	18,520	12,368
Depreciation	16,974	14,524	33,609	30,554
Amortization of intangible assets (a)	8,276	8,666	16,324	16,050
EBITDA	89,874	79,996	169,841	154,814
Additional Adjustments:
Deferred rent (b)	218	1,430	226	2,583
Stock-based compensation expense (c)	3,698	3,137	6,589	5,514
Transaction costs (d)	1,587	1,945	1,915	1,945
Total adjustments	5,503	6,512	8,730	10,042
Adjusted EBITDA	$95,377	$86,508	$178,571	$164,856

Income from operations	$64,624	$56,806	$119,908	$108,210
Transaction costs (d)	1,587	1,945	1,915	1,945
Adjusted income from operations	$66,211	$58,751	$121,823	$110,155

Net income	$40,426	$33,040	$77,724	$74,414
Income tax expense	12,037	13,112	18,520	12,368
Income before income tax	52,463	46,152	96,244	86,782
Stock-based compensation expense (c)	3,698	3,137	6,589	5,514
Amortization of intangible assets (a)	8,276	8,666	16,324	16,050
Transaction costs (d)	1,587	1,945	1,915	1,945
Adjusted income before income tax	66,024	59,900	121,072	110,291
Adjusted income tax expense (e)	(15,119)	(15,403)	(27,587)	(28,890)
Adjusted net income	$50,905	$44,497	$93,485	$81,401

Weighted average number of common shares—diluted	58,761,229	60,379,657	59,104,631	60,641,468
Diluted adjusted earnings per common share	$0.87	$0.74	$1.58	$1.34

(a)
Represents amortization of intangible assets, including $4.7 million and $4.6 million for the three months ended June 30, 2018 and 2017, respectively, and $9.4 million and $9.2 million for the six months ended June 30, 2018 and 2017, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents rent expense in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(c)	Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

(d)	Represents transaction costs incurred in connection with the May 2017 and May 2018 amendments to the credit agreement, the May 2017 and March 2018 secondary offerings, and completed acquisitions.

(e)
Represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 23% and 26% for 2018 and 2017, respectively. The tax rate for 2018 represents a tax rate of approximately 27-28% applied to the expected adjusted income before income tax for the full year, less the estimated effect of additional excess tax benefits related to equity transactions for the full year 2018, which the Company estimates will be in the range of $10.5 million to $12.5 million. However, the timing, volume and tax benefits associated with such future equity activity will affect these estimates and the estimated effective tax rate for the year.

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. The Company’s $1.3 billion senior secured credit facilities consist of $1.1 billion in a secured term loan facility and a $225 million revolving credit facility. Borrowings outstanding on our revolving credit facility at June 30, 2018 and December 31, 2017 were $112.3 million and $127.1 million, respectively.
The net impact on our liquidity from changes in foreign currency exchange rates was not material for the six months ended June 30, 2018 and 2017, and the Company does not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on the Company’s liquidity, capital resources or results from operations for the remainder of 2018. We had $22.9 million in cash at June 30, 2018, of which $20.4 million was held in foreign jurisdictions. Operations outside of North America accounted for 24% of the Company’s consolidated revenue for the six months ended June 30, 2018.

We had a working capital deficit of $309.0 million and $268.2 million at June 30, 2018 and December 31, 2017, respectively. Our working capital deficit has primarily arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments and for share repurchases.
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective June 12, 2018. The share repurchase program replaces the prior $300 million authorization, of which $34.9 million remained available at the time the plan was replaced and cancelled. The Company repurchased 0.8 million shares of common stock for $85.7 million in the six months ended June 30, 2018 under the prior authorization, which includes shares that were purchased from investment funds affiliated with Bain Capital Partners LLC in an underwritten secondary offering. At June 30, 2018, $300.0 million remained available under the new repurchase program. All repurchased shares have been retired.
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

Cash Flows	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$188,697	$167,597
Net cash used in investing activities	$(89,779)	$(59,221)
Net cash used in financing activities	$(99,763)	$(89,878)
Cash and cash equivalents (beginning of period)	$23,227	$14,633
Cash and cash equivalents (end of period)	$22,912	$34,337
Cash Provided by Operating Activities
Cash provided by operating activities was $188.7 million for the six months ended June 30, 2018, compared to $167.6 million for the same period in 2017. The increase in cash provided by operating activities primarily resulted from increases in working capital arising from the timing of billings and payments when compared to the prior year, as well as the increase in net income due to expanded sales.
Cash Used in Investing Activities
Cash used in investing activities was $89.8 million for the six months ended June 30, 2018 compared to $59.2 million for the same period in 2017 and was related to acquisitions, as well as fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. The increase in cash used in investing activities was primarily related to acquisitions. In the six months ended June 30, 2018, the Company used $50.6 million to acquire 27 centers, compared to $16.9 million used to acquire twelve centers in the six months ended June 30, 2017.
Cash Used in Financing Activities
The Company used $99.8 million in financing activities in the six months ended June 30, 2018 compared to $89.9 million for the same period in 2017. Cash used in financing activities for the six months ended June 30, 2018 was primarily for share repurchases of $85.7 million, payments of debt of $14.8 million for net borrowings on the revolving credit facility and $5.4 million of principal, and taxes paid related to the net share settlement of stock awards totaling $7.1 million. These uses of cash were offset by proceeds primarily from the exercise of stock options of $11.7 million, and from the issuance and sale of restricted stock of $4.5 million. Cash used in financing activities for the six months ended June 30, 2017 consisted principally of share repurchases of $73.2 million, taxes paid related to the net share settlement of stock awards totaling $23.3 million, and net repayments of borrowings on the revolving credit facility totaling $9.0 million. These uses of cash were offset by proceeds from the exercise of stock options of $15.4 million, and from the issuance and sale of restricted stock of $4.3 million.

Debt
As of June 30, 2018, the Company’s $1.3 billion senior secured credit facilities consisted of $1.1 billion in a secured term loan facility and a $225 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Term loans	$1,061,563	$1,066,938
Deferred financing costs and original issue discount	(9,533)	(10,177)
Total debt	1,052,030	1,056,761
Less current maturities	10,750	10,750
Long-term debt	$1,041,280	$1,046,011
Borrowings outstanding on the revolving credit facility were $112.3 million at June 30, 2018, with $112.7 million of the revolving credit facility available for borrowings, and were $127.1 million at December 31, 2017, with $97.9 million of the revolving credit facility available for borrowings.
All borrowings under the credit agreement are subject to variable interest. On May 31, 2018, the Company amended its existing senior credit facilities to, among other changes, reduce the applicable interest rates of the term loan facility and the revolving credit facility. Effective as of May 31, 2018, borrowings under the term loan facility bear interest at a rate per annum of 0.75% over the base rate, or 1.75% over the eurocurrency rate, which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one month LIBOR rate. With respect to the term loan facility, the base rate is subject to an interest rate floor of 1.75% and the eurocurrency rate is subject to an interest rate floor of 0.75%. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the eurocurrency rate.
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
The Company records gains or losses resulting from changes in the fair value of the interest rate swap agreements to accumulated other comprehensive loss in the consolidated balance sheet to the extent that the swaps are effective as hedges. Through June 30, 2018, there was no ineffectiveness related to the interest rate swap agreements. Gains and losses recorded to other comprehensive income or loss are reclassified into earnings and recognized to interest expense in the consolidated statement of income in the period that the hedged interest expense on the term loan facility is recognized.
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
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at June 30, 2018.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements.

Critical Accounting Policies
For a discussion of our “Critical Accounting Policies,” refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than changes to the revenue recognition accounting policy as a result of the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), there have been no material changes to our critical accounting policies since December 31, 2017. Please refer to Note 2 to our condensed consolidated financial statements for further discussion of the adoption of the new revenue standard and our revenue recognition policy.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and fluctuations in foreign currency exchange rates. Since December 31, 2017, there have been no material changes in the Company’s exposures to interest rate or foreign currency exchange rate fluctuations. See Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information regarding market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1
Third Amendment to Credit Agreement, dated as of May 31, 2018, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., JPMorgan Chase Bank, N.A., as Administrative Agent, L/C Issuer and assignee Lender under Sections 2(b) and 3(b) thereof, each other Loan Party, and the Lenders as parties thereto (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed June 4, 2018).

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	August 7, 2018	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)