Form 10-Q
period 2018-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2018-11-06
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2018, the Company had 58,069,290 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended September 30, 2018

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements (Unaudited)
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,304	$23,227
Accounts receivable—net	104,965	117,138
Prepaid expenses and other current assets	48,189	52,096
Total current assets	174,458	192,461
Fixed assets—net	586,411	575,185
Goodwill	1,339,450	1,306,792
Other intangibles—net	329,319	348,540
Other assets	67,776	45,666
Total assets	$2,497,414	$2,468,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Borrowings under revolving credit facility	94,000	127,100
Accounts payable and accrued expenses	160,030	132,897
Deferred revenue	156,479	155,696
Other current liabilities	31,258	34,212
Total current liabilities	452,517	460,655
Long-term debt—net	1,039,074	1,046,011
Deferred rent and related obligations	69,768	66,499
Other long-term liabilities	75,277	64,171
Deferred revenue	6,143	8,179
Deferred income taxes	74,422	74,069
Total liabilities	1,717,201	1,719,584
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,776,682 and 58,013,144 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	58	58
Additional paid-in capital	682,663	747,155
Accumulated other comprehensive loss	(48,975)	(33,296)
Retained earnings	146,467	35,143
Total stockholders’ equity	780,213	749,060
Total liabilities and stockholders’ equity	$2,497,414	$2,468,644
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$471,585	$433,316	$1,424,941	$1,301,026
Cost of services	358,545	330,122	1,072,320	978,557
Gross profit	113,040	103,194	352,621	322,469
Selling, general and administrative expenses	49,427	46,369	152,776	141,384
Amortization of intangible assets	8,153	8,191	24,477	24,241
Other expenses	—	3,671	—	3,671
Income from operations	55,460	44,963	175,368	153,173
Interest expense—net	(11,795)	(10,824)	(35,459)	(32,252)
Income before income tax	43,665	34,139	139,909	120,921
Income tax expense	(10,065)	(3,034)	(28,585)	(15,402)
Net income	$33,600	$31,105	$111,324	$105,519

Earnings per common share:
Common stock—basic	$0.58	$0.53	$1.91	$1.78
Common stock—diluted	$0.57	$0.51	$1.88	$1.74

Weighted average number of common shares outstanding:
Common stock—basic	57,719,730	58,811,488	57,841,382	59,039,931
Common stock—diluted	58,924,423	60,088,078	59,044,561	60,457,004
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$33,600	$31,105	$111,324	$105,519
Other comprehensive (loss) income:
Foreign currency translation adjustments	(9,914)	18,983	(23,602)	49,029
Unrealized gain on interest rate swaps, net of tax	935	—	7,923	—
Total other comprehensive (loss) income	(8,979)	18,983	(15,679)	49,029
Comprehensive income	$24,621	$50,088	$95,645	$154,548
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,324	$105,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,146	70,289
Amortization of original issue discount and deferred financing costs	1,418	1,323
Loss on foreign currency transactions and other	46	1,608
Loss on disposal of fixed assets	767	2,282
Stock-based compensation expense	10,304	8,777
Deferred income taxes	(3,719)	1,038
Deferred rent	1,055	3,647
Changes in assets and liabilities:
Accounts receivable	11,672	2,324
Prepaid expenses and other current assets	6,261	(9,976)
Accounts payable and accrued expenses	25,151	17,815
Deferred revenue	(1,282)	4,149
Accrued rent and related obligations	2,592	1,684
Other assets	(4,808)	746
Other current and long-term liabilities	3,769	1,806
Net cash provided by operating activities	239,696	213,031
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets—net	(62,549)	(63,070)
Payments and settlements for acquisitions—net of cash acquired	(51,744)	(17,526)
Net cash used in investing activities	(114,293)	(80,596)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	493,100	475,001
Payments under revolving credit facility	(526,200)	(485,501)
Principal payments of long-term debt	(8,063)	(5,375)
Payments for debt issuance costs	(292)	(1,314)
Purchase of treasury stock	(85,725)	(74,935)
Taxes paid related to the net share settlement of stock options and restricted stock	(7,452)	(25,830)
Proceeds from issuance of common stock upon exercise of options	14,893	18,709
Proceeds from issuance of restricted stock	4,457	4,363
Payments of contingent consideration for acquisitions	(2,965)	(185)
Net cash used in financing activities	(118,247)	(95,067)
Effect of exchange rates on cash, cash equivalents and restricted cash	(271)	2,084
Net increase in cash, cash equivalents and restricted cash	6,885	39,452
Cash, cash equivalents and restricted cash—beginning of period	36,570	16,055
Cash, cash equivalents and restricted cash—end of period	$43,455	$55,507
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$34,197	$33,450
Cash payments of income taxes	$28,939	$24,996
NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$5,100	$3,000
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
Basis of Presentation—The accompanying unaudited condensed consolidated balance sheet as of September 30, 2018 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended September 30, 2018 and 2017 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 30, 2018 and the condensed consolidated statements of income, comprehensive income and cash flows for the interim periods ended September 30, 2018 and 2017, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stock Offerings—On January 30, 2013, the Company completed an initial public offering (the “IPO”) and issued a total of 11.6 million shares of common stock. The Company also authorized 25 million shares of undesignated preferred stock for issuance.
Since the IPO, certain of the Company’s stockholders have sold a total of 52.3 million shares of the Company’s common stock in secondary offerings (“secondary offerings”), including 4.6 million shares in the nine months ended September 30, 2018 in a secondary offering completed in March 2018. The Company has not received proceeds from the sale of shares in any of the secondary offerings. In the March 2018 secondary offering, investment funds affiliated with Bain Capital Partners, LLC sold their holdings of the Company’s common stock and the Company purchased 0.8 million of the shares sold in the offering at the same price per share paid by the underwriter to the selling stockholders. The Company incurred $0.3 million in offering costs related to the secondary offering, which were included in selling, general and administrative expenses.
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective June 12, 2018. The share repurchase program replaces the prior $300 million authorization, of which $34.9 million remained available at the time the plan was replaced and cancelled. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. At September 30, 2018, $300 million remained available under the repurchase program.
Recently Adopted Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (the “new revenue guidance”), which provides a single comprehensive model for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers control over promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted the new revenue guidance using the modified retrospective method on January 1, 2018. Therefore, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents in the statement of cash flows when reconciling the beginning and end of period balances for all periods presented. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods with early adoption permitted. The Company adopted the standard retrospectively, and as such, changes in restricted cash that have historically been presented in operating activities have now been excluded and restricted cash is combined with cash and cash equivalents when reconciling the beginning and end of period balances for all periods presented. The adoption of this guidance resulted in an increase of $8.8 million and $11.8 million to net cash provided by operating activities for the nine months ended September 30, 2018 and 2017, respectively. The adoption of this guidance had no impact on the condensed consolidated statements of income and balance sheets.
Restricted cash is primarily comprised of deposits associated with the Company’s wholly-owned captive insurance company and cash deposits that guarantee letters of credit. Cash, cash equivalents and restricted cash within the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$21,304	$23,227
Restricted cash, included in prepaid expenses and other current assets	7,770	5,343
Restricted cash, included in other assets	14,381	8,000
Total cash, cash equivalents and restricted cash	$43,455	$36,570
New Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard amends the existing guidance and requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by those leases with lease terms longer than twelve months. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is to be applied using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which approved a transition method that provides the option to use the effective date as the date of initial application on transition. The Company plans to elect this transition method, and as a result, the Company will not adjust comparative information for prior periods. The Company is progressing with its preparation for the adoption and implementation of this new accounting standard. The Company anticipates that the adoption of this standard will have a material impact on the Company’s consolidated balance sheet as a right-of-use asset and a lease liability associated with the remaining lease payments will be recorded on the consolidated balance sheet for all long-term leases. The adoption is not expected to have a material impact on the consolidated statements of income or cash flows. The majority of the Company’s lease portfolio represents leases of real estate for centers, corporate offices, and call centers.
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
Full Service Center-Based Child Care
Full service center-based child care includes traditional center-based child care and early education, preschool, and elementary education. Revenue generated from full service center-based child care services is primarily comprised of tuition paid by parents and fees from contractual arrangements with employer sponsors. Tuition is determined based on the age of the child, the child’s attendance schedule, and geographic location. Tuition is typically billed on a monthly basis, which is consistent with the timing of the delivery of services. The Company enters into contracts with employer sponsors to manage and operate their child care and early education centers for a management fee. These arrangements generally have a contractual term of three to ten years with varying terms and renewal options, and may also include operating subsidies paid either in lieu of or to supplement parent tuition. Management fees and subsidies are typically billed on a monthly basis, which is consistent with the timing of the delivery of services. Revenue from fixed and variable fees for full service center-based child care is recognized over time as services are rendered.
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

	Full service center-based child care	Back-up dependent care	Educational advisory services	Total
Three months ended September 30, 2018
North America (1)	$279,324	$64,860	$18,053	$362,237
Europe and other (2)	107,724	1,624	—	109,348
	$387,048	$66,484	$18,053	$471,585
Three months ended September 30, 2017
North America (1)	$260,123	$59,027	$15,137	$334,287
Europe and other (2)	97,971	1,058	—	99,029
	$358,094	$60,085	$15,137	$433,316

	Full service center-based child care	Back-up dependent care	Educational advisory services	Total
Nine months ended September 30, 2018
North America (1)	$858,035	$175,671	$51,162	$1,084,868
Europe and other (2)	335,759	4,314	—	340,073
	$1,193,794	$179,985	$51,162	$1,424,941
Nine months ended September 30, 2017
North America (1)	$808,965	$161,247	$41,944	$1,012,156
Europe and other (2)	285,946	2,924	—	288,870
	$1,094,911	$164,171	$41,944	$1,301,026

(1)	The North America region is comprised of the Company’s operations in the United States, Puerto Rico, and Canada.

(2)	The Europe and other region is comprised of the Company’s operations in the United Kingdom, the Netherlands and India.
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
The Company records deferred revenues when payments are received in advance of the Company’s performance under the contract, which are recognized as revenue as the performance obligation is satisfied. During the nine months ended September 30, 2018, $143.6 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2017. There were no significant changes in deferred revenue during the nine months ended September 30, 2018 related to business combinations, impairments, cumulative catch-up or other adjustments.
Practical Expedients
The transaction price allocated to the remaining performance obligations relates to services that are paid or invoiced in advance. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original contract term of one year or less, in accordance with the practical expedient provisions within the guidance, or for variable consideration allocated to the unsatisfied performance obligation of a series of services. The Company’s remaining performance obligations not subject to the practical expedients are not material.
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
2018 Acquisitions
During the nine months ended September 30, 2018, the Company acquired five centers in the Netherlands, six centers in the United States, and 17 centers in the United Kingdom in five separate business acquisitions, which were each accounted for as business combinations. The centers were acquired for cash consideration of $51.6 million, net of cash acquired of $4.0 million, and consideration payable of $4.1 million. The Company recorded goodwill of $47.1 million related to the full service center-based child care segment, of which $13.9 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $6.5 million, consisting of trademarks and customer relationships that will be amortized over two to five years, as well as fixed assets of $5.7 million, working capital of $2.0 million, and deferred tax liabilities and other long term liabilities of $1.7 million in relation to these acquisitions.

The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2018, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
During the nine months ended September 30, 2018, the Company paid $3.1 million for the settlement of a portion of the contingent consideration related to an acquisition completed in 2016.
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
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2018, the purchase price allocations for one of the 2017 acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
2017 Dispositions
During the three months ended September 30, 2017, the Company disposed of its remaining three centers in Ireland for a loss of $3.7 million, which was included in other expenses in the consolidated statements of income, offset by a tax benefit of approximately $7.0 million that was recorded from the loss on investment of a subsidiary.
4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows (in thousands):

	Full service center-based child care	Back-up dependent care	Educational advisory services	Total
Balance at January 1, 2017	$1,075,796	$168,108	$23,801	$1,267,705
Additions from acquisitions	14,269	—	—	14,269
Adjustments to prior year acquisitions	(5,596)	(3)	—	(5,599)
Effect of foreign currency translation	30,417	—	—	30,417
Balance at December 31, 2017	1,114,886	168,105	23,801	1,306,792
Additions from acquisitions	47,143	—	—	47,143
Effect of foreign currency translation	(14,485)	—	—	(14,485)
Balance at September 30, 2018	$1,147,544	$168,105	$23,801	$1,339,450

The Company also has intangible assets, which consist of the following at September 30, 2018 and December 31, 2017 (in thousands):

September 30, 2018	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	14 years	$400,603	$(257,191)	$143,412
Trade names	7 years	10,423	(5,450)	4,973
		411,026	(262,641)	148,385
Indefinite-lived intangibles:
Trade names	N/A	180,934	—	180,934
		$591,960	$(262,641)	$329,319

December 31, 2017	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$396,428	$(234,742)	$161,686
Trade names	7 years	10,224	(4,566)	5,658
		406,652	(239,308)	167,344
Indefinite-lived intangibles:
Trade names	N/A	181,196	—	181,196
		$587,848	$(239,308)	$348,540
The Company estimates that it will record amortization expense related to intangible assets existing as of September 30, 2018 as follows over the next five years (in thousands):

Estimated amortization expense
Remainder of 2018	$7,729
2019	$29,756
2020	$27,546
2021	$25,648
2022	$23,327
5. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior secured credit facilities
The Company’s $1.3 billion senior secured credit facilities consist of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Term loans	$1,058,875	$1,066,938
Deferred financing costs and original issue discount	(9,051)	(10,177)
Total debt	1,049,824	1,056,761
Less current maturities	10,750	10,750
Long-term debt	$1,039,074	$1,046,011
The revolving credit facility matures on July 31, 2022. Borrowings outstanding on the revolving credit facility were $94.0 million at September 30, 2018 and $127.1 million at December 31, 2017.

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
The effective interest rate for the term loans was 3.99% and 3.57% at September 30, 2018 and December 31, 2017, respectively, and the weighted average interest rate was 3.76% and 3.50% for the nine months ended September 30, 2018 and 2017, respectively. The effective interest rate for the revolving credit facility was 4.18% and 3.70% at September 30, 2018 and December 31, 2017, respectively. The weighted average interest rate for the revolving credit facility was 3.97% and 4.20% for the nine months ended September 30, 2018 and 2017, respectively.
Certain financing fees and original issue discount costs are capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs were $0.4 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and were $1.1 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense of original issue discount costs were $0.1 million for the three months ended September 30, 2018 and 2017, and were $0.3 million for the nine months ended September 30, 2018 and 2017.
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
The future principal payments under the term loans at September 30, 2018 are as follows (in thousands):

Remainder of 2018	$2,687
2019	10,750
2020	10,750
2021	10,750
2022	10,750
2023	1,013,188
$1,058,875
Interest Rate Swap Agreements
The Company is subject to interest rate risk as all borrowings under the senior secured credit facilities are subject to variable interest. On October 16, 2017, the Company entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements on $500 million notional amount of the outstanding term loan borrowings, effective October 31, 2017. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The Company is required to make monthly payments on the notional amount at a fixed average interest rate, including the applicable rate for eurocurrency loans. Effective as of May 31, 2018, the notional amount is subject to an interest rate of approximately 3.65%. In exchange, the Company receives interest on the notional amount at a variable rate based on the one-month LIBOR rate, subject to a 0.75% floor.

The interest rate swaps are recorded on the Company’s consolidated balance sheet at fair value and classified based on the instruments’ maturity dates. The Company records gains or losses resulting from changes in the fair value of the interest rate swaps to other comprehensive income or loss to the extent that the swaps are effective as hedges. Through September 30, 2018, there was no ineffectiveness related to the interest rate swap agreements. Gains and losses recorded to other comprehensive income or loss are reclassified into earnings and recognized to interest expense in the Company’s consolidated statement of income in the period that the hedged interest expense on the term loan facility is recognized.
As of September 30, 2018 and December 31, 2017, the fair value of the interest rate swap agreements was as follows (in thousands):

	Consolidated balance sheet classification	September 30, 2018	December 31, 2017
Interest rate swaps—asset	Other assets	$14,665	$3,767
For the three months ended September 30, 2018, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain reclassified into earnings	Total effect on other comprehensive income
Interest rate swaps	$1,525	Interest expense—net	$240	$1,285
Income tax effect	(415)	Income tax expense	(65)	(350)
Net of income taxes	$1,110		$175	$935
For the nine months ended September 30, 2018, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain recognized in other comprehensive income	Consolidated statement of income classification	Amount of net loss reclassified into earnings	Total effect on other comprehensive income
Interest rate swaps	$10,788	Interest expense—net	$(95)	$10,883
Income tax effect	(2,934)	Income tax expense	26	(2,960)
Net of income taxes	$7,854		$(69)	$7,923
During the next twelve months, the Company estimates that a gain of $3.6 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense, related to these interest rate swap agreements.
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

Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income	$33,600	$31,105	$111,324	$105,519
Allocation of net income to common stockholders:
Common stock	$33,409	$30,905	$110,705	$104,884
Unvested participating shares	191	200	619	635
	$33,600	$31,105	$111,324	$105,519

Weighted average number of common shares:
Common stock	57,719,730	58,811,488	57,841,382	59,039,931
Unvested participating shares	330,089	380,950	323,689	361,055
Earnings per common share:
Common stock	$0.58	$0.53	$1.91	$1.78
Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of the treasury stock method or the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Diluted earnings per share:
Earnings allocated to common stock	$33,409	$30,905	$110,705	$104,884
Plus earnings allocated to unvested participating shares	191	200	619	635
Less adjusted earnings allocated to unvested participating shares	(187)	(196)	(607)	(620)
Earnings allocated to common stock	$33,413	$30,909	$110,717	$104,899

Weighted average number of common shares:
Common stock	57,719,730	58,811,488	57,841,382	59,039,931
Effect of dilutive securities	1,204,693	1,276,590	1,203,179	1,417,073
	58,924,423	60,088,078	59,044,561	60,457,004
Earnings per common share:
Common stock	$0.57	$0.51	$1.88	$1.74
Options outstanding to purchase 0.4 million and 0.5 million shares of common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2018, respectively, and 0.6 million and 0.7 million shares of common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2017, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.

7. INCOME TAXES
The Company’s effective income tax rates were 23.1% and 8.9% for the three months ended September 30, 2018 and 2017, respectively, and 20.4% and 12.7% for the nine months ended September 30, 2018 and 2017, respectively. The effective income tax rate is based upon estimated income before income tax for the year, by jurisdiction, and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including jurisdictional income tax rate changes such as the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, which changed the federal tax rate from 35% to 21%, effective January 1, 2018, discrete items such as the settlement of foreign, federal and state tax issues and, beginning January 1, 2017, for the effects of including the excess tax benefits associated with the exercise of stock options and vesting of restricted stock as a reduction of tax expense, in accordance with ASU 2016-09: Compensation-Stock Compensation (Topic 718). During the three and nine months ended September 30, 2018, the excess tax benefit decreased tax expense by $2.4 million and $10.6 million, respectively. During the three and nine months ended September 30, 2017, the excess tax benefit decreased tax expense by $3.4 million and $21.9 million, respectively. The excess tax benefit decreased from the prior year due to the reduction in the federal corporate tax rate and a lower volume of equity transactions. Also in the quarter ended September 30, 2017, a tax benefit of approximately $7.0 million was recorded from the loss on investment of a subsidiary related to the disposition of our remaining assets in Ireland. For the three and nine months ended September 30, 2018, prior to the inclusion of the excess tax benefit from stock-based compensation, the effective income tax rates approximated 28%. For the three and nine months ended September 30, 2017, prior to the inclusion of both the excess tax benefit from stock-based compensation and the benefit from the loss on investment, the effective income tax rates approximated 36%.
The Tax Act also introduced the Global Intangible Low-Taxed Income (“GILTI”) concept, which requires certain income earned by foreign subsidiaries to be included in U.S. taxable income, effective January 1, 2018. The Company included an estimate of the GILTI in the calculation of the estimated annual effective tax rate as of September 30, 2018. The estimate could be impacted by the mix of international earnings and by additional guidance that may be issued on the implementation of GILTI rules.
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
The Company has finalized its accounting for the Tax Act. As noted at December 31, 2017, the Company was able to make reasonable estimates of certain items and recorded provisional adjustments associated with the deemed repatriation transition tax and net deferred tax liability.
The Company’s unrecognized tax benefits were $4.4 million and $1.9 million at September 30, 2018 and December 31, 2017, respectively. The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $2.3 million, exclusive of interest and penalties.
The Company and its domestic subsidiaries are subject to audit for U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (“IRS”) and have a statute of limitations of three years. Tax filings for 2015 through 2017 are subject to audit. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of September 30, 2018, there was one state audit in process and the tax years from 2012 to 2017 are subject to audit.
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
The fair value of the Company’s long-term debt is based on current bid prices, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 1, as defined under U.S. GAAP. As of September 30, 2018 and December 31, 2017, the carrying value and estimated fair value of long-term debt was $1.1 billion.
In 2017, the Company entered into interest rate swap agreements, which were included in other assets on the consolidated balance sheets at fair value. As of September 30, 2018 and December 31, 2017, the fair value of the interest rate swaps were $14.7 million and $3.8 million, respectively, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps, it was not considered a significant input. The fair value of the interest rate swaps is classified as Level 2, as defined under U.S. GAAP.
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. There were no significant changes to the Company’s exposure of credit risk during the nine months ended September 30, 2018.
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

	Full service center-based child care	Back-up dependent care	Educational advisory services	Total
	(In thousands)
Three months ended September 30, 2018
Revenue	$387,048	$66,484	$18,053	$471,585
Income from operations	34,006	16,941	4,513	55,460

Three months ended September 30, 2017
Revenue	$358,094	$60,085	$15,137	$433,316
Income from operations (1)	24,742	15,886	4,335	44,963
(1) For the three months ended September 30, 2017, income from operations includes $3.7 million of expenses related to the disposition of our remaining assets in Ireland, which have been allocated to the full service center-based child care segment.

	Full service center-based child care	Back-up dependent care	Educational advisory services	Total
	(In thousands)
Nine months ended September 30, 2018
Revenue	$1,193,794	$179,985	$51,162	$1,424,941
Income from operations (1)	115,857	47,207	12,304	175,368

Nine months ended September 30, 2017
Revenue	$1,094,911	$164,171	$41,944	$1,301,026
Income from operations (2)	99,921	43,794	9,458	153,173

(1)
For the nine months ended September 30, 2018, income from operations includes $1.9 million of expenses related to the May 2018 amendment to the credit agreement, the March 2018 secondary offering, and completed acquisitions, which have been allocated to the full service center-based child care segment.

(2) For the nine months ended September 30, 2017, income from operations includes $5.6 million of expenses related to the disposition of our remaining assets in Ireland, and the May 2017 amendment to the credit agreement and secondary offering, which have been allocated to the full service center-based child care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industries in which we and our partners operate, demand for services, the impact of accounting principles, pronouncements and policies, including, but not limited to, the new revenue recognition and lease standards, acquisitions and the subsequent integration and expected synergies, our fair value estimates, goodwill from business combinations, the vesting of Company equity, unrecognized tax benefits and the impact of uncertain tax positions, our effective tax rate, the outcome of tax audits, settlements and tax liabilities, future impact of excess tax benefit, impact of the Tax Act and GILTI, estimates and adjustments, timing to complete tax accounting, amortization expense, foreign currency exchange rates, our credit risk, the impact of seasonality on results of operations, our share repurchase program, the outcome of litigation, legal proceedings and our insurance coverage, our interest rate swap and interest rate risk, the use of derivatives or other market risk sensitive instruments, our indebtedness, borrowings under our senior credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources and uses of cash flow, our ability to fund operations, make capital expenditures and payments, and complete share repurchases with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our senior credit facility.
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
Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We are a leading provider of high-quality child care and early education as well as other services that are designed to help employers and families better address the challenges of work and family life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions, as well as other educational advisory services, as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of September 30, 2018, we had more than 1,100 client relationships with employers across a diverse array of industries, including more than 150 Fortune 500 companies and more than 80 of Working Mother magazine’s 2018 “100 Best Companies for Working Mothers.” At September 30, 2018, we operated 1,071 child care and early education centers, compared to 1,037 centers at September 30, 2017.

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
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,
	2018	%	2017	%
Revenue	$471,585	100.0%	$433,316	100.0%
Cost of services (1)	358,545	76.0%	330,122	76.2%
Gross profit	113,040	24.0%	103,194	23.8%
Selling, general and administrative expenses (2)	49,427	10.5%	46,369	10.7%
Amortization of intangible assets	8,153	1.7%	8,191	1.9%
Other expenses	—	—%	3,671	0.8%
Income from operations	55,460	11.8%	44,963	10.4%
Interest expense, net	(11,795)	(2.5)%	(10,824)	(2.5)%
Income before income tax	43,665	9.3%	34,139	7.9%
Income tax expense	(10,065)	(2.2)%	(3,034)	(0.7)%
Net income	$33,600	7.1%	$31,105	7.2%

Adjusted EBITDA (3)	$85,217	18.1%	$76,646	17.7%
Adjusted income from operations (3)	$55,460	11.8%	$48,634	11.2%
Adjusted net income (3)	$42,899	9.1%	$37,071	8.6%

The following table sets forth statement of income data as a percentage of revenue for the nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Nine Months Ended September 30,
	2018	%	2017	%
Revenue	$1,424,941	100.0%	$1,301,026	100.0%
Cost of services (1)	1,072,320	75.3%	978,557	75.2%
Gross profit	352,621	24.7%	322,469	24.8%
Selling, general and administrative expenses (2)	152,776	10.7%	141,384	10.9%
Amortization of intangible assets	24,477	1.7%	24,241	1.8%
Other expenses	—	—%	3,671	0.3%
Income from operations	175,368	12.3%	153,173	11.8%
Interest expense, net	(35,459)	(2.5)%	(32,252)	(2.5)%
Income before income tax	139,909	9.8%	120,921	9.3%
Income tax expense	(28,585)	(2.0)%	(15,402)	(1.2)%
Net income	$111,324	7.8%	$105,519	8.1%

Adjusted EBITDA (3)	$263,788	18.5%	$241,502	18.6%
Adjusted income from operations (3)	$177,283	12.4%	$158,789	12.2%
Adjusted net income (3)	$136,384	9.6%	$118,472	9.1%

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
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenue. Revenue increased $38.3 million, or 9%, to $471.6 million for the three months ended September 30, 2018 from $433.3 million for the same period in 2017. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up dependent care services and educational advisory services, and typical annual tuition increases of 3-4%. Revenue generated by the full service center-based child care segment in the three months ended September 30, 2018 increased by $29.0 million, or 8%, when compared to the same period in 2017, due in part to overall enrollment increases of approximately 6%. Foreign currency exchange rates for the three months ended September 30, 2018 were broadly consistent with the same period in the prior year and had a minimal impact on revenue during the quarter.
Revenue generated by back-up dependent care services in the three months ended September 30, 2018 increased by $6.4 million, or 11%, when compared to the same period in 2017. Additionally, revenue generated by educational advisory services in the three months ended September 30, 2018 increased by $2.9 million, or 19%, when compared to the same period in the prior year.
Cost of Services. Cost of services increased $28.4 million, or 9%, to $358.5 million for the three months ended September 30, 2018 from $330.1 million for the same period in 2017. Cost of services in the full service center-based child care segment increased $22.9 million, or 8%, to $309.6 million in the three months ended September 30, 2018 when compared to the same period in 2017. Personnel costs, which typically represent approximately 70% of total cost of services for this segment, increased 8% as a result of enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since September 30, 2017 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which typically represent approximately 30% of total costs of services for this segment, increased 8% in connection with the enrollment growth, certain technology investments in programs and services, and the incremental occupancy costs associated with centers that have been added since September 30, 2017. Cost of services in the back-up dependent care segment increased $3.8 million, or 10%, to $40.3 million in the three months ended September

30, 2018, primarily due to personnel and increased care provider fees associated with the services provided to the expanding customer base as well as investments in technology to support our customer user experience, service delivery and operating efficiency. Cost of services in the educational advisory services segment increased $1.7 million, or 25%, to $8.6 million in the three months ended September 30, 2018 due to personnel and technology costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased $9.8 million, or 10%, to $113.0 million for the three months ended September 30, 2018 from $103.2 million for the same period in 2017. Gross profit margin as a percentage of revenue was 24% for the three months ended September 30, 2018, which is consistent with the three months ended September 30, 2017. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up dependent care and educational advisory services.
Selling, General and Administrative Expenses (“SGA”). SGA increased $3.0 million, or 7%, to $49.4 million for the three months ended September 30, 2018 compared to $46.4 million for the same period in 2017. SGA was 11% of revenue for the three months ended September 30, 2018, which is consistent with the same period in 2017. SGA increased over the comparable 2017 period due to increases in personnel costs including annual wage increases, and continued investments in technology and marketing.
Amortization. Amortization expense on intangible assets of $8.2 million for the three months ended September 30, 2018 is consistent with the same period in 2017.
Other Expenses. The Company incurred losses of $3.7 million during the three months ended September 30, 2017, associated with the disposition of our remaining assets in Ireland, which included three centers.
Income from Operations. Income from operations increased by $10.5 million, to $55.5 million for the three months ended September 30, 2018 when compared to the same period in 2017. Income from operations was 12% of revenue for the three months ended September 30, 2018, which is an increase from 10% in the three months ended September 30, 2017. The change in income from operations was due to the following:

•
Income from operations for the full service center-based child care segment increased $9.3 million, or 37%, in the three months ended September 30, 2018 when compared to the same period in 2017. Results for the three months ended September 30, 2017 included $3.7 million of costs associated with the loss on the disposition of our remaining assets in Ireland. After taking these charges into account, income from operations increased 20% over the comparable 2017 period due to tuition increases and enrollment gains over the prior year, contributions from new centers that have been added since September 30, 2017, and effective cost management, partially offset by the costs incurred during the pre-opening and ramp-up of certain new lease/consortium centers opened during 2017 and 2018, and the incremental costs associated with technology investments in our centers.

•
Income from operations for the back-up dependent care segment increased $1.0 million, or 7%, in the three months ended September 30, 2018 when compared to the same period in 2017 due to the expanding revenue base partially offset by investments in technology to support our customer user experience, service delivery and operating efficiency, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the educational advisory services segment increased $0.2 million, or 4%, for the three months ended September 30, 2018 compared to the same period in 2017 due to contributions from the expanding revenue base.

Net Interest Expense. Net interest expense increased to $11.8 million for the three months ended September 30, 2018 from $10.8 million for the same period in 2017. The increase in interest expense relates to increased borrowings on our revolving credit facility, partially offset by a decrease in the effective interest rates resulting from various credit agreement amendments in 2017 and 2018.
Income Tax Expense. We recorded income tax expense of $10.1 million during the three months ended September 30, 2018, at an effective tax rate of 23%, compared to income tax expense of $3.0 million during the three months ended September 30, 2017, at an effective tax rate of 9%. The difference in the effective tax rate is primarily due to the reduction in the federal corporate tax rate from 35% to 21% due to the enactment of the Tax Act in December 2017 and the $7.0 million tax benefit recorded during the three months ended September 30, 2017 from the loss on the disposition of our investment in Ireland associated with the sale of all remaining assets. The effective income tax rate would have approximated 28% and 36% for the three months ended September 30, 2018 and 2017, respectively, including our estimate of the additional tax on GILTI, but prior to the inclusion of the excess tax benefit from stock-based compensation and the 2017 benefit from the loss on investment.

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
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $8.6 million, or 11%, and $6.8 million, or 14%, respectively, for the three months ended September 30, 2018 over the comparable period in 2017 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up dependent care and educational advisory services.
Adjusted Net Income. Adjusted net income increased $5.8 million, or 16%, for the three months ended September 30, 2018 when compared to the same period in 2017, primarily due to the expanded income from operations.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenue. Revenue increased $123.9 million, or 10%, to $1.4 billion for the nine months ended September 30, 2018 from $1.3 billion for the same period in 2017. Revenue growth is primarily attributable to contributions from new and ramping full service child care and early education centers, expanded sales of our back-up dependent care services and educational advisory services, and typical annual tuition increases of 3-4%. Revenue generated by the full service center-based child care segment in the nine months ended September 30, 2018 increased by $98.9 million, or 9%, when compared to the same period in 2017, due in part to overall enrollment increases of 5%, and the effect of higher foreign currency exchange rates for our United Kingdom and Netherlands operations, which increased revenue in the full service segment by approximately 1% for the nine month period.
Revenue generated by back-up dependent care services in the nine months ended September 30, 2018 increased by $15.8 million, or 10%, when compared to the same period in 2017. Additionally, revenue generated by educational advisory services in the nine months ended September 30, 2018 increased by $9.2 million, or 22%, when compared to the same period in the prior year.
Cost of Services. Cost of services increased $93.8 million, or 10%, to $1.1 billion for the nine months ended September 30, 2018 from $978.6 million for the same period in 2017. Cost of services in the full service center-based child care segment increased $80.1 million, or 9%, to $939.6 million in the nine months ended September 30, 2018 when compared to the same period in 2017. Personnel costs increased 9% as a result of the enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since September 30, 2017 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs increased 11% in connection with the enrollment growth, certain technology investments in program and services, and the incremental occupancy costs associated with centers that have been added since September 30, 2017. Cost of services in the back-up dependent care segment increased $9.1 million, or 9%, to $107.7 million in the nine months ended September 30, 2018, primarily due to personnel and increased care provider fees associated with the services provided to the expanding customer base as well as investments in technology to support our customer user experience, service delivery and operating efficiency. Cost of services in the educational advisory services segment increased by $4.6 million, or 22%, to $25.0 million in the nine months ended September 30, 2018 due to personnel and technology costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased $30.2 million, or 9%, to $352.6 million for the nine months ended September 30, 2018 from $322.5 million for the same period in 2017. Gross profit margin was 25% of revenue for the nine months ended September 30, 2018, which is consistent with the nine months ended September 30, 2017. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up dependent care and educational advisory services.
Selling, General and Administrative Expenses. SGA increased $11.4 million, or 8%, to $152.8 million for the nine months ended September 30, 2018 compared to $141.4 million for the same period in 2017. SGA was 11% of revenue for the nine months ended September 30, 2018, which is consistent with the same period in 2017. SGA increased over the comparable 2017 period due to increases in personnel costs including annual wage increases, and continued investments in technology and marketing.
Amortization. Amortization expense on intangible assets of $24.5 million for the nine months ended September 30, 2018, increased from $24.2 million for the nine months ended September 30, 2017 due to the acquisitions completed in 2017 and 2018, partially offset by decreases from certain intangible assets becoming fully amortized during the period.

Income from Operations. Income from operations increased by $22.2 million, or 14%, to $175.4 million for the nine months ended September 30, 2018 when compared to the same period in 2017. Income from operations was 12% of revenue for the nine months ended September 30, 2018, which is consistent with the nine months ended September 30, 2017. The change in income from operations was due to the following:

•
Income from operations for the full service center-based child care segment increased $16.0 million, or 16%, in the nine months ended September 30, 2018 when compared to the same period in 2017. Results for the nine months ended September 30, 2017 included $3.7 million of costs associated with the loss on the disposition of our remaining assets in Ireland. After taking these charges into account, income from operations increased 12% over the comparable 2017 period due to tuition increases and enrollment gains over the prior year, contributions from new centers that have been added since September 30, 2017, and effective cost management, partially offset by the costs incurred during the pre-opening and ramp-up of certain new lease/consortium centers opened during 2017 and 2018, and the incremental costs associated with technology investments in our centers.

•
Income from operations for the back-up dependent care segment increased $3.4 million, or 8%, in the nine months ended September 30, 2018 when compared to the same period in 2017 due to the expanding revenue base partially offset by investments in technology to support our customer user experience, service delivery and operating efficiency, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the educational advisory services segment increased $2.8 million, or 30%, for the nine months ended September 30, 2018 when compared to the same period in 2017 due to contributions from the expanding revenue base and the associated overhead leverage as this segment gains scale.

Net Interest Expense. Net interest expense increased to $35.5 million for the nine months ended September 30, 2018 from $32.3 million for the same period in 2017. The increase in interest expense relates to increased borrowings on our revolving credit facility, partially offset by a decrease in the effective interest rates resulting from various credit agreement amendments in 2017 and 2018.
Income Tax Expense. We recorded income tax expense of $28.6 million during the nine months ended September 30, 2018, at an effective income tax rate of 20%, compared to income tax expense of $15.4 million during the nine months ended September 30, 2017, at an effective income tax rate of 13%. The difference between the effective income tax rates is primarily attributable to the reduction in the federal corporate tax rate from 35% to 21% due to the enactment of the Tax Act in December 2017, the $7.0 million tax benefit recorded during the three months ended September 30, 2017 from the loss on the disposition of our investment in Ireland associated with the sale of all remaining assets, and less excess tax benefits in 2018 associated with lower volume of equity transactions and the lower federal tax rate. The effective income tax rate would have approximated 28% and 36% for the nine months ended September 30, 2018 and 2017, respectively, including our estimate of the additional tax on GILTI, but prior to the inclusion of the excess tax benefit from stock-based compensation and the 2017 benefit from the loss on investment.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $22.3 million, or 9%, and $18.5 million, or 12%, respectively, for the nine months ended September 30, 2018 over the comparable period in 2017 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up dependent care and educational advisory services.
Adjusted Net Income. Adjusted net income increased $17.9 million, or 15%, for the nine months ended September 30, 2018 when compared to the same period in 2017, primarily due to the expanded income from operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$33,600	$31,105	$111,324	$105,519
Interest expense—net	11,795	10,824	35,459	32,252
Income tax expense	10,065	3,034	28,585	15,402
Depreciation	17,060	15,494	50,669	46,048
Amortization of intangible assets (a)	8,153	8,191	24,477	24,241
EBITDA	80,673	68,648	250,514	223,462
Additional Adjustments:
Deferred rent (b)	829	1,064	1,055	3,647
Stock-based compensation expense (c)	3,715	3,263	10,304	8,777
Transaction costs (d)	—	3,671	1,915	5,616
Total adjustments	4,544	7,998	13,274	18,040
Adjusted EBITDA	$85,217	$76,646	$263,788	$241,502

Income from operations	$55,460	$44,963	$175,368	$153,173
Transaction costs (d)	—	3,671	1,915	5,616
Adjusted income from operations	$55,460	$48,634	$177,283	$158,789

Net income	$33,600	$31,105	$111,324	$105,519
Income tax expense	10,065	3,034	28,585	15,402
Income before income tax	43,665	34,139	139,909	120,921
Stock-based compensation expense (c)	3,715	3,263	10,304	8,777
Amortization of intangible assets (a)	8,153	8,191	24,477	24,241
Transaction costs (d)	—	3,671	1,915	5,616
Adjusted income before income tax	55,533	49,264	176,605	159,555
Adjusted income tax expense (e)	(12,634)	(12,193)	(40,221)	(41,083)
Adjusted net income	$42,899	$37,071	$136,384	$118,472

Weighted average number of common shares—diluted	58,924,423	60,088,078	59,044,561	60,457,004
Diluted adjusted earnings per common share	$0.73	$0.62	$2.31	$1.96

(a)
Represents amortization of intangible assets, including $4.7 million and $4.5 million for the three months ended September 30, 2018 and 2017, respectively, and $14.1 million and $13.7 million for the nine months ended September 30, 2018 and 2017, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents rent expense in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(c)	Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

(d)
Represents transaction costs incurred in connection with the disposition of our remaining assets in Ireland in September 2017, the May 2017 and May 2018 amendments to the credit agreement, the May 2017 and March 2018 secondary offerings, and completed acquisitions.

(e)
Represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 23% and 25% for the three months ended September 30, 2018 and 2017, respectively, and 23% and 26% for the nine months ended September 30, 2018 and 2017, respectively. The tax rate for 2018 represents a tax rate of approximately 28% applied to the expected adjusted income before income tax for the full year, less the estimated effect of additional excess tax benefits related to equity transactions for the full year 2018, which the Company estimates will be in the range of $11.5 million to $12.5 million. However, the timing, volume and tax benefits associated with such future equity activity will affect these estimates and the estimated effective tax rate for the year.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock-based compensation expense, as well as the expenses related to secondary offerings, debt financing transaction expenses, dispositions and acquisitions. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before income tax, net income, diluted earnings per common share, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The Company understands that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up dependent care and educational advisory services, the addition of new centers through development or acquisition, and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. The Company’s $1.3 billion senior secured credit facilities consist of $1.1 billion in a secured term loan facility and a $225 million revolving credit facility. Borrowings outstanding on our revolving credit facility at September 30, 2018 and December 31, 2017 were $94.0 million and $127.1 million, respectively.
The net impact on our liquidity from changes in foreign currency exchange rates was not material for the nine months ended September 30, 2018 and 2017, and the Company does not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on the Company’s liquidity, capital resources or results from operations for the remainder of 2018. We had $21.3 million in cash at September 30, 2018, of which $19.5 million was held in foreign jurisdictions. Operations outside of North America accounted for 24% of the Company’s consolidated revenue for the nine months ended September 30, 2018.

We had a working capital deficit of $278.1 million and $268.2 million at September 30, 2018 and December 31, 2017, respectively. Our working capital deficit has primarily arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up dependent care and educational advisory segments, as well as to make scheduled principal and interest payments and for share repurchases.
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective June 12, 2018. The share repurchase program replaces the prior $300 million authorization, of which $34.9 million remained available at the time the plan was replaced and cancelled. The Company repurchased 0.8 million shares of common stock for $85.7 million in the nine months ended September 30, 2018 under the prior authorization, which includes shares that were purchased from investment funds affiliated with Bain Capital Partners LLC in an underwritten secondary offering. At September 30, 2018, $300.0 million remained available under the new repurchase program. All repurchased shares have been retired.
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

Cash Flows	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$239,696	$213,031
Net cash used in investing activities	$(114,293)	$(80,596)
Net cash used in financing activities	$(118,247)	$(95,067)
Cash, cash equivalents and restricted cash—beginning of period (1)	$36,570	$16,055
Cash, cash equivalents and restricted cash—end of period (1)	$43,455	$55,507

(1)
In accordance with a recently adopted accounting pronouncement, the Company changed the presentation of the condensed consolidated statements of cash flows for all periods presented. As a result, changes in restricted cash that have historically been presented in operating activities have now been excluded and restricted cash is combined with cash and cash equivalents when reconciling the beginning and ending period balances. Restricted cash is primarily comprised of deposits associated with the Company’s wholly-owned captive insurance company and cash deposits that guarantee letters of credit. Refer to Note 1 to our condensed consolidated financial statements for further discussion of the recently adopted accounting pronouncement.

Cash Provided by Operating Activities
Cash provided by operating activities was $239.7 million for the nine months ended September 30, 2018, compared to $213.0 million for the same period in 2017. The increase in cash provided by operating activities primarily resulted from increases in working capital arising from the timing of billings and payments when compared to the prior year, as well as the increase in net income due to expanded revenues.
Cash Used in Investing Activities
Cash used in investing activities was $114.3 million for the nine months ended September 30, 2018 compared to $80.6 million for the same period in 2017 and was related to acquisitions, as well as fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. The increase in cash used in investing activities was primarily related to acquisitions as investments in fixed asset additions were consistent with the prior year. In the nine months ended September 30, 2018, the Company used $51.7 million to acquire 28 centers, compared to $17.5 million used to acquire 13 centers in the nine months ended September 30, 2017.

Cash Used in Financing Activities
The Company used $118.2 million in financing activities in the nine months ended September 30, 2018 compared to $95.1 million for the same period in 2017. Cash used in financing activities for the nine months ended September 30, 2018 was primarily for share repurchases of $85.7 million, payments of debt of $33.1 million for net borrowings on the revolving credit facility and $8.1 million of principal, and taxes paid related to the net share settlement of stock awards totaling $7.5 million. These uses of cash were offset by proceeds primarily from the exercise of stock options of $14.9 million, and from the issuance and sale of restricted stock of $4.5 million. Cash used in financing activities for the nine months ended September 30, 2017 consisted principally of share repurchases of $74.9 million, taxes paid related to the net share settlement of stock awards totaling $25.8 million, and payments of debt of $10.5 million for net borrowings on the revolving credit facility and $5.4 million of principal. These uses of cash were offset by proceeds from the exercise of stock options of $18.7 million, and from the issuance and sale of restricted stock of $4.4 million.
Debt
As of September 30, 2018, the Company’s $1.3 billion senior secured credit facilities consisted of $1.1 billion in a secured term loan facility and a $225 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Term loans	$1,058,875	$1,066,938
Deferred financing costs and original issue discount	(9,051)	(10,177)
Total debt	1,049,824	1,056,761
Less current maturities	10,750	10,750
Long-term debt	$1,039,074	$1,046,011
Borrowings outstanding on the revolving credit facility were $94.0 million at September 30, 2018, with $131.0 million of the revolving credit facility available for borrowings, and were $127.1 million at December 31, 2017, with $97.9 million of the revolving credit facility available for borrowings.
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
On October 16, 2017, the Company entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements on $500 million notional amount of the outstanding term loan borrowings, effective October 31, 2017. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The Company is required to make monthly payments on the notional amount at a fixed average interest rate, plus the applicable rate for eurocurrency loans. Effective as of May 31, 2018, the notional amount is subject to an interest rate of approximately 3.65%. In exchange, the Company receives interest on the notional amount at a variable rate based on the one-month LIBOR rate, subject to a 0.75% floor.
The Company records gains or losses resulting from changes in the fair value of the interest rate swap agreements to accumulated other comprehensive loss in the consolidated balance sheet to the extent that the swaps are effective as hedges. Through September 30, 2018, there was no ineffectiveness related to the interest rate swap agreements. Gains and losses recorded to other comprehensive loss are reclassified into earnings and recognized to interest expense in the consolidated statement of income in the period that the hedged interest expense on the term loan facility is recognized.
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
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at September 30, 2018.
Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet arrangements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	November 6, 2018	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)