Form 10-K
period 2018-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2019-02-27
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of Bright Horizons Family Solutions Inc. computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2018 was approximately $5.9 billion.
As of February 15, 2019, there were 57,948,644 outstanding shares of the registrant’s common stock, $0.001 par value per share, which is the only outstanding capital stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, the industries in which we and our partners operate, industry, geographic, labor and demographic trends, market share and leadership position, performance and growth factors, demand for services, seasonality, competitive strengths and differentiators, client retention rate, growth strategies and opportunities for expansion, sustaining our performance and growth factors, acquisitions and integration, investments, including in technology, marketing and personnel, such as the Teacher Degree Program, utilization rates, marketing strategies, cross-selling opportunities, intellectual property, legal and regulatory compliance, employee and labor relationships, ability to attract new clients, our geographic reach, our debt and indebtedness, ability to obtain financing, ability to attract key employees, dividend policy, impact of the macroeconomic environment and general economic conditions, our properties and facilities, outcome of litigation and legal matters and proceedings, new center openings and closings, future interest payments, interest rates and swap agreements, amortization expense, cash flow and use of cash, operating and capital expenditures, cash from operations, fixed asset expenditures, exchange rates, impact of the Tax Cuts and Jobs Act, tax benefits, tax rates and estimates, tax audits and settlements, tax benefits and equity transactions, credit risk, impact of new accounting pronouncements, including the new lease standard, share repurchases, repatriation of earnings, and insurance and worker’s compensation claims.
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

PART I
Item 1. Business
Our Company
We are a leading provider of high-quality child care and early education, back-up care and educational advisory services designed to help employers and families better address the challenges of work and family life. We provide services primarily under multi-year contracts with employers who offer child care, as well as other dependent care solutions and educational advisory services, as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of December 31, 2018, we had more than 1,100 client relationships with employers across a diverse array of industries, including more than 150 Fortune 500 companies and more than 80 of Working Mother magazine’s 2018 “100 Best Companies.” Our service offerings include:

•	full service center-based child care and early education (representing approximately 83% of our 2018 revenue);

•	back-up care (representing approximately 13% of our 2018 revenue); and

•	educational advisory services (representing approximately 4% of our 2018 revenue).
As of December 31, 2018, we operated a total of 1,082 child care and early education centers across a wide range of customer industries with the capacity to serve approximately 120,000 children and their families in the United States, as well as in the United Kingdom, the Netherlands, Canada and India. We have consistently achieved satisfaction ratings of approximately 98% among respondents in our employer and parent satisfaction surveys and maintained an annual client retention rate of approximately 95% for employer-sponsored centers over each of the past ten years.
Our History
Since 1986, we have operated child care and early education centers for employers and working families. In 1998, we transformed our business through the merger of Bright Horizons, Inc. and Corporate Family Solutions, Inc., both then Nasdaq-listed companies that were founded in 1986 and 1987, respectively. We were listed on Nasdaq from 1998 to May 2008 when we were acquired by investment funds affiliated with Bain Capital Partners LLC (referred to as our “going private transaction”). On January 30, 2013, we completed our initial public offering (the “IPO”) and our common stock became listed on the New York Stock Exchange (“NYSE”) under the symbol “BFAM.”
Throughout our history, we have continued to grow while investing in our future. We have grown our international footprint to become a leading provider in the center-based child care market in the United Kingdom and have expanded into the Netherlands, Canada and India as a platform for further international expansion. In the United States, we have grown our partnerships with employer clients by expanding and enhancing our back-up care services and by developing and growing our educational advisory services. We have and continue to invest in new technologies to better support our full suite of services as well as enhance our customers’ user experience, and we have expanded our marketing efforts with additional focus on driving use of our services and maximizing occupancy levels in centers where we can improve our economics with increased enrollment.
Industry Overview
We compete in the global market for child care and early education services as well as the market for work/life services offered by employers as benefits to their employees. The child care industry can generally be subdivided into center-based and home-based child care. We operate primarily in the center-based market, which is highly fragmented.
The center-based child care market includes both retail and employer-sponsored centers and can be further divided into full-service centers and back-up centers. The employer-sponsored model has always been central to our business and is characterized by a single employer or consortium of employers entering into a long-term contract for the provision of child care at a center located at or near the employer sponsor’s worksite. The employer sponsor generally funds the development as well as ongoing maintenance and repair of a child care center and subsidizes the provision of child care services to make them more affordable for its employees.
Additionally, we compete in the growing markets for back-up care and educational advisory services, and we believe we are the largest and one of the only multi-national providers of back-up care services.
Industry Trends
We believe that the following key factors contribute to growth in the markets for employer-sponsored child care and for back-up care and educational advisory services.

Increasing Participation by Women and Two Working Parent Families in the Workforce.  A significant percentage of mothers currently participate in the workforce. In 2017, 62% of mothers with children under the age of 6 participated in the workforce in the United States, according to the Bureau of Labor Statistics. In 2017, women earned 53% of all doctorate degrees and 57% of master’s degrees in the United States, according to a 2018 report by the Council of Graduate Schools. We expect that the number of working mothers and two working parent families will continue to increase over time, resulting in an increase in the need for child care and other work/life services.
Greater Demand for High-Quality Center-Based Child Care and Early Education.  We believe that recognition of the importance of early education and consistent quality child care has led to increased demand for higher-quality center-based care and education. In 2007, the number of children aged 3 years to 6 years enrolled in center-based child care was 55%, compared to approximately 60% of such children in 2016, according to data gathered by the Federal Interagency Forum on Child and Family Statistics.
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
Recognized Return on Investment to Employers.  Based on studies we have conducted through our workforce consulting practice, we believe that employer sponsors of center-based child care and back-up care services realize strong returns on their investments in terms of reduced turnover and increased productivity. We estimate that users of our back-up care services have been able to work, on average, six days annually that they otherwise would have missed due to breakdowns in child care arrangements. Additionally, according to a 2018 survey of our clients, 98% of respondents reported that access to back-up care helps their employees be more productive. We believe that this return on investment for employers will result in additional growth in employer-sponsored center-based child care and back-up care services.
Growing Global Demand for Child Care and Early Education Services.  We expect that a long-term shift to service-based economies and an increasing emphasis on education and child care by government and families will contribute to further growth in the global child care and early education market as well as the developing markets for back-up care and educational advisory services. In addition, in certain countries in which we operate, public policy decisions have facilitated increased demand for child care and early education services. For example, in 2017, the United Kingdom increased the child care subsidy for 3 and 4 year olds from 15 hours per week to 30 hours per week, and the Netherlands increased the maximum hourly subsidy for future years ahead of cost of living increases. Both actions represent efforts to make child care more affordable for working families and thereby encourage parents to return and remain in the workforce.
Evolving Workforce.  Employers are facing potentially significant labor shortages and skills gaps as roughly 3.5 million baby boomers per year are now reaching retirement age of 65. We believe there is a renewed focus on the importance of recruiting and retention, as well as the continued education and training of the existing workforce, including the alignment of learning and development goals with tuition reimbursement and student loan repayment programs. In addition, the evolution of the composition of the global workforce is contributing to a change in employee perception of compensation and benefits, particularly with an increase in the value of workplace flexibility and work-life balance. We believe these growing needs and changing trends will encourage employers to invest in full service center-based child care, back-up care and educational advisory services as a means to bolster employee engagement, recruitment and retention.
Our Competitive Strengths
Market Leading Service Provider
We believe we are the leader in the markets for employer-sponsored center-based child care and back-up care, and that the breadth, depth and quality of our service offerings—developed over a successful 30-year history—represent significant competitive advantages. We estimate that we have approximately six times more employer-sponsored centers in the United States than our closest competitor, according to data obtained from the Child Care Information Exchange’s 2018 Employer Child Care Trend Report on center-based providers. We believe the broad geographic reach of our child care centers, with targeted clusters in areas where we believe demand is generally higher and where income demographics are attractive, provides us with a competitive platform to market our services to new and existing clients.
Collaborative, Long-term Relationships with Diverse Customer Base
We have more than 1,100 client relationships with employers across a diverse array of industries, including more than 150 of the Fortune 500 companies. Our largest client contributes less than 2% of our revenue in fiscal 2018 and our largest 10 clients represented approximately 8% of our revenue in the same year. Our business model emphasizes multi-year employer sponsorship contracts where our clients typically fund the development of new child care centers at or near their worksites and frequently support the ongoing operations of these centers.

Our multiple service points with both employers and employees give us unique insight into the corporate culture of our clients and enables us to identify and provide innovative and tailored solutions to address our clients’ specific work/life needs. In addition to full service center-based child care, we provide access to a multi-national back-up care network and educational advisory support, allowing us to offer various combinations of services to best meet the needs of specific clients or specific locations for a single client. We believe our tailored, collaborative approach to employer-sponsored child care has contributed to an annual client retention rate for employer-sponsored centers of approximately 95% over each of the past ten years.
Commitment to Quality
Our business is anchored in our commitment to consistently provide high-quality service offerings to employers and families. We have designed our child care centers to meet or exceed applicable accreditation and rating standards in all of our key markets, including standards set in the United States by the National Academy of Early Childhood Programs, a division of the National Association for the Education of Young Children (NAEYC), and in the United Kingdom by the Office of Standards in Education (OFSTED). We believe our commitment to achieving accreditation standards offers a competitive advantage in securing employer sponsorship opportunities and in attracting and retaining families as an increasing number of potential and existing employer clients require adherence to accreditation criteria.
We maintain our proprietary curriculum at the forefront of early education practices by introducing elements that respond to the changing expectations and views of society and new information and theories about the ways in which children learn and grow. We also believe that strong adult-to-child ratios are a critical factor in delivering our curriculum effectively as well as helping to facilitate more focused care. Our programs provide adult-to-child ratios that meet or exceed state licensing standards.
Market Leading People Practices
Our ability to deliver consistently high-quality care, education and other services is directly related to our ability to attract, retain and motivate our highly skilled workforce. We have consistently been named as a top employer by third-party sources in the United States, the United Kingdom and the Netherlands, including being named as one of the “100 Best Companies to Work For” by Fortune Magazine 18 times, as well as a great place to work in the United Kingdom and in the Netherlands by the Great Place to Work Institute. We have also been named one of the “Top Places to Work” by the Boston Globe 11 times.
We believe the education and experience of our center leaders and teachers exceed the industry average. In addition to ongoing in-center training, we have an in-house online training academy that allows our employees to earn nationally-recognized child development credentials. In 2018, we also launched the Teacher Degree Program, an expanded tuition reimbursement program, whereby our teachers are able to earn associate and bachelor’s degrees in early childhood education at no cost to the employee. We believe this program is unique in our industry, and will continue to distinguish us as an employer of choice.
Capital Efficient Operating Model Provides Platform for Growth with Attractive Economics
We have achieved uninterrupted year-over-year revenue and adjusted EBITDA growth for more than 15 years despite broader macro-economic fluctuations. With employer sponsors funding the majority of the capital required for new centers developed on their behalf, we have been able to grow our business with limited capital investment, which has contributed to strong cash flows from operations.
Proven Acquisition Track Record
We have an established acquisition team to pursue potential targets using a proven framework to effectively evaluate potential transactions with the goal of maximizing our return on investment while minimizing risk. Over the last ten fiscal years we have completed the acquisition of 434 child care centers in the United States, the United Kingdom and the Netherlands, as well as providers of back-up care services and educational advisory services in the United States.
Our Growth Strategy
We believe that there are significant opportunities to continue to grow our business globally and expand our leadership position by continuing to execute on the following strategies.
Grow Our Client Relationships

•
Secure Relationships with New Employer Clients.  Our addressable market includes approximately 13,000 employers, each with at least 1,000 employees, within the industries that we currently serve in the United States and the United Kingdom. Our dedicated sales force focuses on establishing new client relationships and is supported by our workforce consulting practice, which helps potential clients to identify the precise work/life offerings that will best meet their strategic goals.

•
Cross-Sell and Expand Services to Existing Employer Clients.  We believe there is a significant opportunity to increase the number of our clients that use more than one of our services, and to expand the services we provide to existing clients. Over the past five years, we have doubled the number of our clients who utilize more than one of our services to 260 clients as of December 31, 2018.

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
Increase Utilization at Existing Centers and Use of Back-up Care and Educational Advisory Services
In addition to continuing to increase enrollment levels in our more recently opened profit and loss centers, we also look for opportunities to maximize enrollment at our mature profit and loss centers (centers that have been open for more than three years, as more fully described below) in order to achieve continued growth and improved center economics. We also look for opportunities to increase the use of our back-up care and educational advisory services, not only by growing client relationships, but also by driving use at existing clients.
Selectively Add New Lease/Consortium Centers and Expand Through Acquisitions
We have typically added approximately fifteen new lease/consortium centers (as more fully described below) annually for the past five years, focusing on urban or city surrounding markets where demand is generally higher and where income demographics are generally more supportive of a new center. In addition, we have a long track record of successfully completing and integrating selective acquisitions. The domestic and international markets for child care and other family support services remain highly fragmented and we will continue to seek attractive opportunities both for center acquisitions and the acquisition of complementary service offerings.
Our Operations
Our operating and reporting segments are comprised of full-service center-based child care, back-up care, and educational advisory services. Full-service center-based child care includes traditional center-based child care, preschool and elementary education. Back-up care includes center-based back-up child care, and in-home care for children and adult/elder dependents. Educational advisory services primarily consist of tuition reimbursement program management, student loan repayment, related educational advising, and college advisory services. The following table sets forth our segment information for the year ended December 31, 2018 (in thousands, except percentages):

	Full Service Center-Based Child Care	Back-up Care	Educational Advisory Services	Total
Revenue	$1,586,323	$245,498	$71,361	$1,903,182
As a percentage of total revenue	83%	13%	4%	100%
Income from operations	$152,006	$68,462	$18,627	$239,095
As a percentage of total income from operations	64%	28%	8%	100%
Additional segment information is included in Note 15, “Segment and Geographic Information,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Full-Service Center-Based Child Care Services
We operate our centers under two principal business models: (1) a cost-plus model, where we are paid a fee by an employer client for managing a child care center on a cost-plus basis; and (2) a profit and loss (“P&L”) model, where we assume the financial risk of operating a child care center. The P&L model is further classified into two subcategories:

•	a sponsor model, where we provide child care and early education services on either an exclusive or priority enrollment basis for the employees of an employer sponsor; and

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
Our full-service center operations are led by a Senior Vice President and are organized into geographic divisions. Each division is further divided into regions, each supervised by a Regional Manager who oversees the operational performance of approximately six to eight centers and is responsible for supervising the program quality, financial performance and client relationships. A typical center is managed by a small administrative team under the leadership of a Center Director. A Center Director has day-to-day operating responsibility for the center, including training, management of the business and staff, licensing compliance, implementation of curricula, conducting child assessments and enrollment. Our corporate offices provide centralized administrative support for accounting, finance, information systems, legal, payroll, risk management, marketing and human resources functions. We follow this underlying operational structure for center operations in each country in which we operate.
Center hours of operation are designed to match the schedules of employer sponsors and working families. Most of our centers are open 10 to 12 hours a day, Monday through Friday, and we offer a variety of enrollment options, ranging from full-time to part-time scheduling.
Tuition paid by families varies depending on the age of the child, the child’s attendance schedule, the geographic location and the extent to which an employer sponsor subsidizes tuition. Based on a sample of 360 of our child care and early education centers in the United States, the current average tuition rates at our centers are $1,970 per month for infants (typically ages 3 to 16 months), $1,765 per month for toddlers (typically ages 16 months to 3 years) and $1,410 per month for preschoolers (typically ages 3 to 5 years). Tuition at most of our child care and early education centers is payable in advance and is due either monthly or weekly. In most cases, families pay tuition through payroll deductions or through Automated Clearing House withdrawals.
Revenue per center typically averages between $1.5 million and $2.0 million at our centers in North America, and averages between $1.2 million and $1.3 million at our centers in Europe, primarily due to the larger average size of our centers in North America. Gross margin at our centers typically averages between 20% and 25%, with our cost-plus model centers typically at the lower end of that range and our lease/consortium centers at the higher end.
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
Back-up care Services
We provide back-up care services through our full-service centers, dedicated back-up centers, in-home care providers, and back-up care network. Back-up care offers access to a contracted network of approximately 3,000 in-home care agencies and center-based providers in locations where we do not otherwise have in-home care providers or centers with available capacity.
Our back-up care division is led by a Senior Vice President. The dedicated back-up centers that we operate are organized in a similar structure to full-service centers, with Regional Managers overseeing approximately six to eight centers each and with center-based administrative teams that mirror the administrative teams in full-service centers. The dedicated back-up centers are either exclusive to a single employer or are consortium centers that have multiple employer sponsors and are part of our back-up care program.
Care is arranged through a 24 hours-a-day contact center, online or via our mobile application, allowing employees to reserve care in advance or at the last minute. We operate our own contact center in Broomfield, Colorado and we contract with additional contact centers located in North Carolina and Missouri to complement our ability to handle demand fluctuations, provide business continuity, and deliver seamless service 24 hours a day.

Back-up care revenue is comprised of fees or subsidies paid by employer sponsors, as well as co-payments collected from users. Cost of services consist of fees paid to providers for care delivered as part of their contractual relationships with us, personnel and related direct service costs of the contact centers and any other expenses related to the coordination or delivery of care and service. For our dedicated back-up centers, cost of services also includes all direct expenses associated with the operation of the centers. SGA related to back-up care is similar to SGA for full-service center-based child care, with additional expenses related to the information technology necessary to operate this service, the ongoing development and maintenance of the provider network, and additional personnel needed as a result of more significant client management and reporting requirements.
Educational Advisory Services
Our educational advisory services consist of our EdAssist Solutions and Education and College Advising (also known as College Coach) services. Educational advisory services revenue is comprised of fees paid by employer clients, as well as retail fees collected from users at the point of service. Cost of services consist of personnel and direct service costs of the contact centers, and other expenses related to the coordination and delivery of tuition reimbursement program management, student loan repayment, advisory and counseling services. SGA related to educational advisory services is similar to SGA for back-up care. The educational advisory services segment is managed by a Senior Vice President who has responsibility for the growth and profitability of this division.
EdAssist Solutions.  EdAssist Solutions provides tuition reimbursement program management services and student loan repayment services for corporate clients. Administration services are provided through a proprietary software system for processing and data analytics, as well as a team of compliance professionals who audit and process employee’s applications for tuition reimbursement or student loan repayment and enforce the employer client’s policies. We also provide educational advising to client employees on a one-on-one basis through our team of advisors, who help employees make better decisions regarding their education and financial wellness. Customer service is also provided through the contact center in Broomfield, Colorado. The EdAssist Solutions services derive revenue directly from fees paid by employers under contracts that are typically three years in length.
Education and College Advising (also known as College Coach).  Education and College Advising provides college admissions and college financing advisory services through our team of experts, all of whom have experience working at senior levels in admissions or financial aid at colleges and universities. We work with employer clients who offer these services as a benefit to their employees, and we also provide these services directly to families on a retail basis through our College Coach brand. We have various College Coach offices across the United States, located primarily in metropolitan areas, where we believe the demand for these services is greatest. Education and College Advising derives revenue mainly from employer clients who contract with us for a specified number of workshops, access to our proprietary online learning center and individual counseling.
Seasonality
Our business is subject to seasonal and quarterly fluctuations. Demand for child care and early education and elementary school services has historically decreased during the summer months when school is not in session, at which time families are often on vacation or have alternative child care arrangements. In addition, our enrollment declines as older children transition to elementary schools. Demand for our services generally increases in September and October coinciding with the beginning of the new school year and remains relatively stable throughout the rest of the school year. In addition, use of our back-up care services tends to be higher when schools are not in session and during holiday periods, which can increase the operating costs of the program and impact the results of operations. Our educational advisory services have limited seasonal fluctuations. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers, including enrollment and staffing fluctuations, the number and timing of new center openings, acquisitions and management transitions, the timing of new client launches in our back-up and educational advisory services, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the contract model mix (P&L versus cost-plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

Geography
We operate in two primary regions: North America, which includes the United States, Canada and Puerto Rico, and Europe, which we define to include the United Kingdom, the Netherlands, and India. The following table sets forth information by geographic region for the year ended December 31, 2018 (in thousands, except percentages):

	North America	Europe	Total
Revenue	$1,455,349	$447,833	$1,903,182
As a percentage of total revenue	76%	24%	100%
Long-lived assets, net	$347,715	$249,426	$597,141
As a percentage of total fixed assets, net	58%	42%	100%
Our international business primarily consists of child care centers throughout the United Kingdom and the Netherlands and is overseen by a Managing Director. As of December 31, 2018, we had a total of 374 centers in Europe and 708 centers in North America. Additional geographical information is included in Note 15, “Segment and Geographic Information,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Marketing
We market our services to prospective employer sponsors, current clients and their employees, and to parents. Our sales force is organized on both a centralized and regional basis and is responsible for identifying potential employer sponsors, and managing the overall sales process. We reach out to employers via word of mouth, direct mail campaigns, digital outreach and advertising, conference networking, webinars and social media. In addition, many employer sponsors promote our child care and early education centers as an important employee benefit and we communicate regularly with existing clients to increase awareness of the full suite of services that we provide for key life stages and to explore opportunities to enhance current partnerships. We work closely with clients to execute coordinated employee engagement plans that include targeted email, webinars, on-site events, and more to drive awareness and utilization of the Bright Horizons benefits within their workforces.
As a result of our visibility among human resources professionals as a high-quality dependent care service provider, potential employer sponsors regularly contact us requesting proposals, and we often compete for employer-sponsorship opportunities through a request for proposal process. Our management team is involved at the national level with education, work/life and children’s advocacy, and we believe that their prominence and involvement in such issues also helps attract new business.
We also have a direct-to-consumer (parent) marketing department that supports parent enrollment efforts through the development of marketing programs, including the preparation of promotional materials. The parent marketing team is organized on both a centralized and regional basis and works with center directors and our contact centers to build enrollment. New enrollment is generated by word of mouth, targeted digital marketing, parent referral programs, print advertising, direct mail campaigns, and business outreach. Individual centers may receive assistance from employer sponsors, who often provide access to channels of internal communication, such as e-mail, websites, intranets, mailing lists and internal publications. We have expanded our marketing efforts with additional focus on maximizing occupancy levels in centers where we can improve our economics with increased enrollment. We continue to invest in expanded digital marketing capabilities to personalize communication with our users, which over time is expected to drive increased utilization within the workforce of the employer clients and parents we serve.
Competition
We believe that we are a leading provider in the markets for employer-sponsored center-based child care and back-up care. We estimate that we have approximately six times more market share in the United States than our closest competitors who provide employer-sponsored center-based child care. The market for child care and early education services is highly fragmented, and we compete for enrollment and for sponsorship of child care and early education centers with a variety of other businesses including large community-based child care companies, regional child care providers, family day care (operated out of the caregiver’s home), nannies, for-profit and not-for-profit full- and part-time nursery schools, private schools and public elementary schools, and not-for-profit and government-funded providers of center-based child care. Our principal competitors for employer-sponsored centers include KinderCare Education and New Horizons Academy in the United States and Childbase and Busy Bees in the United Kingdom. Competition for back-up care and educational advising comes from some of these same competitors in addition to employee assistance programs and smaller work/life companies. We compete for enrollment on a center-by-center basis with some of the providers named above, along with many local and national providers, such as Learning Care Group, Goddard Schools, Primrose Preschools, Little Pioneers, KidsFoundation, and Partou in the United States, the United Kingdom and the Netherlands.

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
We have and continue to invest in technology to better support our full suite of services, enhance our customers’ user experience, to build utilization levels of our services within our client workforces and across our existing client base, and to deliver more efficient and automated support services. Investments to integrate our web and mobile functionality across all of our services as well as expand mobile capabilities are designed to ensure that our key systems deliver the value we expect and provide us with the platform to grow our position in the market. We believe we are well-positioned to continue attracting new employer sponsors due to our extensive service offerings, established reputation, position as a quality leader and track record of serving major employer sponsors for more than 30 years.
Intellectual Property
We believe that our name and logo have significant value and are important to our operations. We own and use various registered and unregistered trademarks covering the names Bright Horizons and Bright Horizons Family Solutions, our logo and a number of other names, slogans and designs. We frequently license the use of our registered trademarks to our clients in connection with the use of our services, subject to customary restrictions. We actively protect our trademarks by registering the marks in a variety of countries and geographic areas, including North America, Asia, Europe, India, Australia and New Zealand. These registrations are subject to varying terms and renewal options. However, not all of the trademarks or service marks have been registered in all of the countries in which we do business, and we are aware of persons using similar marks in certain countries in which we currently do not do business. Meanwhile, we monitor our trademarks and vigorously oppose the infringement of any of our registered marks as appropriate. We do not hold any patents, and we hold copyright registrations for certain materials that are important to the operation of our business. We generally rely on common law protection for those copyrighted works which are not critical to the operation of our business. We also license some intellectual property from third parties for use in our business. Such licenses are not individually or in the aggregate material to our business.
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
Each center is further guided by policies and procedures that address protocols for safe and appropriate care of children and center administration. These policies and procedures establish center protocols in areas including the safe handling of medications, managing child illness or health emergencies and a variety of other critical aspects of care to ensure that centers meet or exceed all mandated licensing standards. These policies and procedures are reviewed and updated continuously by a team of internal experts and center personnel are trained on center practices using these policies and procedures. Our proprietary We Care system supports proper supervision of children and documents the transitions of children to and from the care of teachers and parents or from one classroom to another during the day.

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
Employees
As of December 31, 2018, we had approximately 33,350 global employees (including part-time and substitute teachers), of whom approximately 2,300 were employed at our corporate, divisional and regional offices, and the remainder of whom were employed at our child care and early education centers. Child care and early education center employees include teachers and support personnel. The total number of employees includes approximately 11,650 employees working outside of the United States. We conduct annual surveys to assess employee engagement and overall well-being, and can adjust programs, benefits offerings, trainings, communications and other support to meet employee needs and enhance retention. We continue to make investments in our employees and most recently added the Teacher Degree Program in 2018. This program is designed to enable the teachers in our child care centers to earn associates and bachelor’s degrees in early childhood education at no cost to the employee. We have a long track record of being named a “Best Place to Work” by Fortune Magazine in the United States and as a great place to work in the United Kingdom and the Netherlands by the Great Place to Work Institute based largely upon employee responses to surveys. One child care center in the United States, comprised of approximately 30 employees, is represented by a labor union. We believe we have a good relationship with the labor union, its representatives and these employees. We believe our relationships with our employees are good.
Facilities
Our child care and early education centers are primarily operated at work-site locations and vary in design and capacity in accordance with employer sponsor needs and state and local regulatory requirements. Our North American child care and early education centers typically have an average capacity of 126 children. Our locations in Europe have an average capacity of 81 children. As of December 31, 2018, our child care and early education centers had a total licensed capacity of approximately 120,000 children, with the smallest center having a capacity of 12 children and the largest having a capacity of approximately 511 children.
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
Available Information
We file or furnish reports and other information with the Securities and Exchange Commission (“SEC.”) We make available, free of charge, on our corporate website at www.brighthorizons.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information filed electronically with the SEC is also available at www.sec.gov. References to these websites do not constitute incorporation by reference of the information contained therein and should not be considered part of this document.

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
Our business depends on our ability to attract, train, and retain the appropriate mix of qualified employees. Our industry traditionally has experienced high turnover rates. In addition, state laws require our teachers and other staff members to meet certain educational and other minimum requirements, and we often require that teachers and staff at our centers have additional qualifications. We are also required by state laws to maintain certain prescribed minimum adult-to-child ratios. If we are unable to hire and retain qualified teachers at a center, we could be required to reduce enrollment or be prevented from accepting additional enrollment in order to comply with such mandated ratios. In certain markets, we may experience difficulty in attracting, hiring and retaining qualified teachers due to tight labor pools, which may require us to offer increased salaries, enhanced benefits and institute initiatives to maintain strong employee relations, which could result in increased costs at centers located in competitive markets. Difficulties in hiring and retaining qualified personnel may also affect our ability to meet growth objectives in certain geographies and to take advantage of additional enrollment opportunities at our child care and early education centers in these markets, which could negatively impact our business.
Because our success depends substantially on the value of our brands and reputation as a provider of choice, adverse publicity could impact the demand for our services.
Our reputation and brand is critical to our business. Adverse publicity concerning reported incidents or allegations of inappropriate, illegal or harmful acts to a child at any child care center or by a caregiver, whether or not directly relating to or involving Bright Horizons, could result in decreased enrollment at our child care centers, termination of existing corporate relationships, inability to attract new corporate relationships, or increased insurance costs, all of which could adversely affect our operations. Brand value and our reputation can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in substantial litigation. These incidents may arise from events that are beyond our ability to control, such as instances of abuse or actions taken (or not taken) by one or more center managers, teachers, or caregivers relating to the health, safety or welfare of children in our care. In addition, from time to time, customers and others make claims and take legal action against us. Whether or not claims have merit, they may adversely affect our reputation and the demand for our services. Such demand could also diminish significantly if any such incidents or other matters erode general consumer confidence in us or our services, which would likely result in lower sales, and could materially and adversely affect our business and operating results. Any reputational damage could have a material adverse effect on our brand value and our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Our substantial indebtedness could adversely affect our financial condition.
We have a significant amount of indebtedness from the issuance of our term loans and borrowings under our revolving credit facility. Information on our debt is included in “Management’s Discussion and Analysis” in Item 7 of this Annual Report and Note 9, “Credit Arrangements and Debt Obligations,” to our consolidated financial statements in Item 8 of this Annual Report. Our level of debt could have important consequences, including:

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
In addition, borrowings under our senior secured credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows and impact future earnings. While we have entered into variable-to-fixed interest rate swap agreements limiting our exposure to higher interest rates on a portion of our debt, and may enter into additional agreements in the future, any such agreements may not offer complete protection from this risk and may carry additional risks. For information regarding our sensitivity to changes in interest rates, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report.
The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The credit agreement governing our senior secured credit facilities contains a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur certain liens, make investments and acquisitions, incur or guarantee additional indebtedness, pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock, or enter into certain other types of contractual arrangements affecting our subsidiaries or indebtedness. In addition, the restrictive covenants in the credit agreement governing our senior secured credit facilities require us to maintain specified financial ratios and satisfy other financial condition tests, and we expect that the agreements governing any new senior secured credit facilities will contain similar requirements to satisfy financial condition tests and, with respect to any new revolving credit facility, maintain specified financial ratios, subject to certain conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control.
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
As part of our business, we collect and store certain personal information from our clients, the families and children we serve, and our employees, including credit card information.  We also utilize third-party vendors and electronic payment methods to process and store some of this information.  Storing this data exposes us to increased risk of privacy and/or security breaches as well as increased vulnerability to cyber-attacks. Cybersecurity threats in particular are persistent, evolve quickly, and include, but are not limited to, computer viruses, attempts to access information, denial of service attacks and other electronic security breaches. Like many businesses, we have in the past and will in the future continue to be subject to cybersecurity threats and attempts to compromise and penetrate our data security and systems.  We also face the potential for business disruptions from information technology interruptions associated with natural disasters.  Our back-up care and educational advisory services are highly dependent on information technology for the coordination and delivery of services, which could be significantly impacted by a breach in our security and systems, or other system interruptions. While we have policies and practices and have implemented measures and controls aimed at protecting and recovering our data, there can be no assurance that any such actions will be sufficient to prevent cybersecurity breaches or ensure business continuity. Failure of these systems to operate effectively or a compromise in the security of our systems that results in unauthorized persons or entities obtaining personal information could materially and adversely affect our reputation and our operations, operating results, and financial condition. Breaches in our data security, those of our affiliates or other third-parties, could expose us to risks of data loss, inappropriate disclosure of confidential or proprietary information, litigation or the imposition of penalties against us, liability, and could result in a disruption of our operations. The impact of these security threats and other disruptions are difficult to predict and our insurance coverage may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them. Additionally, any relating negative publicity could significantly harm our reputation and could materially and adversely affect our business and operating results.
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
The growth of our business may be adversely affected if we do not implement our growth strategies and initiatives successfully or if we are unable to manage our growth effectively.
We have expanded and are continuing to expand our operations, suite of services and client relationships, which has placed, and will continue to place, significant demands on our management and our operational, IT and financial infrastructure. Additionally, our ability to grow in the future will depend upon a number of factors, including the ability to develop and expand new and existing client relationships, to continue to provide and expand the high-quality services we offer, to hire and train qualified personnel, and to expand and grow in existing and future markets. Achieving and sustaining growth requires the successful execution of our growth strategies, which may require the implementation of enhancements to operational and financial systems, expanded sales and marketing capacity, and additional or new organizational resources. We may be unable to manage our expanding operations effectively, or to maintain or accelerate our growth.
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
Hiring and retaining key employees and qualified personnel, including teachers, is critical to our business. Because we are primarily a service business, inflationary factors and regulatory changes that contribute to wage and benefits cost increases result in significant increases in the costs of running our business. We expect to pay employees at rates above the minimum wage, and increases in the statutory minimum wage rates could result in a corresponding increase in the wages and benefits we pay to our employees. Additionally, increased competition for teachers in certain markets could result in significant increases in the costs of running our business. Further, employee organizing efforts could also increase our payroll and benefits expenses. Our success depends on our ability to continue to pass along these costs to our customers and to meet our changing labor needs while controlling costs. In the event that we cannot increase the price for our services to cover these higher wage and benefit costs without reducing customer demand for our services, our margins could be adversely affected, which could have a material adverse effect on our financial condition and results of operations, as well as our growth.
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
The success of our business depends on the actions of our employees. In our international locations, we are highly dependent on our local management and operating staff to operate our centers in these markets in accordance with local law and best practices. If the local management or operating staff were to leave our employment, we would have to expend significant time and resources building up our management or operational expertise in these local markets. Such a transition could adversely affect our reputation in these markets and could materially and adversely affect our business and operating results.
We are subject to inherent risks attributed to operating in a global economy. As of December 31, 2018, we had 376 centers located in four foreign countries. If the international markets in which we compete are affected by changes in political, social, legal, economic, or other factors, such as the economic and political uncertainty resulting from the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”), our business and operating results may be materially and adversely affected. Uncertainty as a result of Brexit may last for years and could also impact our clients’ businesses and operations. Our international operations may subject us to additional risks that differ in each country in which we operate, and such risks may negatively affect our results. The factors impacting the international markets in which we operate may include changes in laws and regulations affecting the operation of child care centers, the imposition of restrictions on currency conversion or the transfer of funds, or increases in the taxes paid and other changes in applicable tax laws.
Our business is exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
As a multinational company, we conduct our business in a variety of markets and are therefore subject to market risk for changes in foreign currency exchange rates. Instability in European financial markets or other events, such as the economic uncertainty resulting from Brexit, could cause fluctuations in exchange rates that may adversely affect our revenues and net earnings. Approximately 24% of our revenue was generated outside the United States in 2018. While most of our revenues, costs and debts are denominated in U.S. dollars, revenues and costs from our operations outside of the United States are denominated in the currency of the country in which the center is located, and these currencies could become less valuable as a result of exchange rate fluctuations. Such changes in foreign currency exchange rates could materially and adversely affect our business and operating results.

Changes in our relationships with employer sponsors may affect our operating results.
We derive a significant portion of our business from child care and early education centers associated with employer sponsors for whom we provide these services at single or multiple sites pursuant to contractual arrangements. Our contracts with employers for full service center-based child care typically have terms of three to ten years, and our contracts related to back-up care and educational advisory services typically have terms of one to three years. While we have a history of consistent contract renewals, we may not experience a similar renewal rate in the future. The termination or non-renewal of a significant number of contracts or the termination of a multiple-site client relationship could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
Our revenue and results of operations fluctuate with the seasonal demands for child care and the other services we provide. Revenue in our child care centers that have mature operating levels typically declines during the third quarter due to decreased enrollments over the summer months as families withdraw children for vacations and older children transition into elementary schools. In addition, use of our back-up services tends to be higher when school is not in session and during holiday periods, which can increase the operating costs of the program and impact results of operations. We may be unable to adjust our expenses on a short-term basis to minimize the effect of these fluctuations in revenue. Our quarterly results of operations may also fluctuate based upon the number and timing of child care center openings and/or closings, the timing of new client service launches, acquisitions, the performance of new and existing child care and early education centers, the contractual arrangements under which child care centers are operated, the change in the mix of such contractual arrangements, competitive factors and general economic conditions. The inability of existing child care centers to maintain their current enrollment levels and profitability, the failure of newly opened child care centers to contribute to profitability and the failure to maintain and grow our other services could result in additional fluctuations in our future operating results on a quarterly or annual basis.
Significant competition in our industry could adversely affect our results of operations.
We compete for enrollment and sponsorship of our child care and early education centers in a highly-fragmented market. For enrollment, we compete with center-based child care (such as residential and work-site child care centers, full- and part-time nursery schools, private and public elementary schools and church-affiliated and other not-for-profit providers), as well as family child care (operated out of the caregiver’s home). In addition, substitutes for organized child care, such as relatives and nannies caring for children, can represent lower cost alternatives to our services. For sponsorship, we compete primarily with large community-based child care companies with divisions focused on employer sponsorship and with regional child care providers who target employer sponsorship. We believe that our ability to compete successfully depends on a number of factors, including quality of care, site convenience and cost. We often face a price disadvantage to our competition, which may have access to greater financial resources, greater name recognition or lower operating or compliance costs. In addition, certain competitors may be able to operate with little or no rental expense and sometimes do not comply or are not required to comply with the same health, safety and operational regulations with which we comply. Therefore, we may be unable to continue to compete successfully against current and future competitors.

Our tax rate is dependent on a number of factors, a change in any of which could impact our future tax rates and net income.
As a global company, we are subject to income and other taxes in the U.S. and foreign jurisdictions, and our future tax rates and operations may be adversely affected by a number of factors, including changes in tax laws or the interpretation of such tax laws in the various jurisdictions in which we operate, including the Tax Cuts and Jobs Act passed on December 22, 2017 (the “Tax Act”); changes in the estimated realization of our deferred tax assets and settlement of our deferred tax liabilities; the jurisdictions in which profits are determined to be earned and taxed; incremental taxes upon repatriation of non-U.S. earnings; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods and any increases in income tax rates or changes in income tax laws could have a material adverse impact on our financial results.
We cannot guarantee that we will repurchase our common stock pursuant to our stock repurchase program or that our stock repurchase program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
Effective June 12, 2018, our board of directors authorized a share repurchase program pursuant to which the Company was authorized to repurchase shares of our common stock up to a total repurchase price of $300 million, of which $259.0 million remained outstanding at December 31, 2018.  Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Stock may be purchased from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. The existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
Governmental universal child care benefit programs could reduce the demand for our services.
National, state or local child care benefit programs comprised primarily of subsidies in the form of tax credits or other direct government financial aid to parents provide us opportunities for expansion in additional markets. However, a universal benefit with governmentally mandated or provided child care could reduce the demand for early care services at our existing child care and early education centers due to the availability of lower cost care alternatives or could place downward pressure on the tuition and fees we charge, which could adversely affect our revenues and results of operations.
A regional or global health pandemic, natural disaster, or other catastrophic event could severely disrupt our business.
A regional or global health pandemic, depending upon its duration and severity, could severely affect our business. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public in the event of a health pandemic, and local, regional or national governments might limit or ban public interactions to halt or delay the spread of diseases causing business disruptions and the temporary closure of our centers. Additionally, a health pandemic could also impair our ability to hire and retain an adequate level of staff and may have a disproportionate impact on our business compared to other companies that depend less on the performance of services by employees.
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
Our certificate of incorporation and restated bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and limitations on actions by our stockholders, including the need for super majority approval to amend, alter, change or repeal specified provisions of our certificate of incorporation and bylaws, a prohibition on the ability of our stockholders to act by written consent and certain limitations on the ability of our stockholders to call a special meeting. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than Bain Capital Partners LLC. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 104,000 square feet of office space for our corporate headquarters in Watertown, Massachusetts under an operating lease that expires in 2020, with two ten year renewal options. We also lease approximately 50,000 square feet for our contact center in Broomfield, Colorado, as well as spaces for regional administrative offices including locations in Rushden and London in the United Kingdom, and Amsterdam in the Netherlands.
As of December 31, 2018, we operated 1,082 child care and early education centers in 41 U.S. states and the District of Columbia, Puerto Rico, the United Kingdom, Canada, the Netherlands and India, of which 112 were owned, with the remaining centers being operated under operating leases or service agreements. Leases typically have initial terms ranging from 10 to 15 years with various expiration dates, often with renewal options.

The following table summarizes the locations of our child care and early education centers as of December 31, 2018:

Location	Number of Centers	Location	Number of Centers
United States:
Alabama	2	Montana	2
Arizona	10	Nebraska	4
California	84	Nevada	2
Colorado	16	New Hampshire	3
Connecticut	17	New Jersey	45
Delaware	5	New York	60
District of Columbia	19	North Carolina	19
Florida	32	Ohio	5
Georgia	25	Oklahoma	4
Illinois	46	Oregon	1
Indiana	7	Pennsylvania	56
Iowa	8	Puerto Rico	1
Kentucky	6	Rhode Island	1
Louisiana	3	South Carolina	4
Maine	1	South Dakota	2
Maryland	15	Tennessee	4
Massachusetts	62	Texas	39
Michigan	12	Utah	5
Minnesota	9	Virginia	21
Mississippi	1	Washington	29
Missouri	8	West Virginia	2
		Wisconsin	9
		Total number of centers in the United States	706
Canada			2
United Kingdom			318
Netherlands			54
India			2
		Total number of centers	1,082
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
Item 4. Mine Safety Disclosures
None.

Executive Officers of the Registrant
Set forth below is certain information about our executive officers. As reported on a Current Report on Form 8-K, filed with the SEC on December 13, 2018, Mandy Berman, Executive Vice President and Chief Administrative Officer, is stepping down from the Company effective February 28, 2019 and is not included in the list of Executive Officers below. Ages are as of December 31, 2018.
David H. Lissy, age 53, has served as Executive Chairman of the Company since January 2018 and as a director of the Company since 2001. Mr. Lissy served as Chief Executive Officer of the Company from January 2002 to January 2018. Previously he served as Chief Development Officer of the Company from 1998 until January 2002 and as Executive Vice President from June 2000 to January 2002. He joined Bright Horizons in August 1997 and served as Vice President of Development until the merger with Corporate Family Solutions, Inc. in July 1998. Prior to joining Bright Horizons, Mr. Lissy served as senior vice president /general manager at Aetna U.S., Healthcare in the New England region. Since February 2018, Mr. Lissy has served on the board of Redfin Corporation. He also serves on the boards of Altegra Health, Jumpstart and Ithaca College.
Stephen H. Kramer, age 48, has served as Chief Executive Officer and a director of the Company since January 2018 and as President of the Company since January 2016. Mr. Kramer served as the Chief Development Officer from January 2014 until January 2016 and as Senior Vice President, Strategic Growth & Global Operations from January 2010 until December 2013. He served as Managing Director, Europe from January 2008 until December 2009. He joined Bright Horizons in September 2006 through the acquisition of College Coach, which he co-founded and led for eight years.
Elizabeth J. Boland, age 59, has served as Chief Financial Officer of the Company since June 1999. Ms. Boland joined Bright Horizons in September 1997 and served as Chief Financial Officer and, subsequent to the merger between Bright Horizons and Corporate Family Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. Prior to joining Bright Horizons, Ms. Boland served as chief financial officer and vice president-finance at various companies. From 1981 to 1990, Ms. Boland worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager.
Mary Lou Burke Afonso, age 54, has served as Chief Operating Officer, North America Center Operations of the Company since January 2016 and is a 20-year veteran of the Company. Ms. Burke Afonso served as the Company’s Executive Vice President of North America Center Operations from January 2014 until December 2015 and, from January 2005 to December 2013, she served as Senior Vice President, Client Relations. Prior to that she has served in a variety of leadership positions in Finance, Center Operations, Business Operations, Client Relations, and College Coach.  Prior to joining Bright Horizons in 1995, Ms. Burke Afonso served as the controller for BOSE Corporation in France and worked on the audit staff at Price Waterhouse, LLP in Boston.
Stephen I. Dreier, age 76, has served as Executive Vice President and Secretary of the Company since January 2016. He joined Bright Horizons as Vice President and Chief Financial Officer in August 1988 and became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as Bright Horizons’ Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer serving in that role from 1997 until December 2015.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
Our common stock has been listed on the NYSE under the symbol “BFAM” since January 25, 2013. Prior to that time, there was no public market for our common stock.
As of February 15, 2019, there were 22 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
The following table sets forth information regarding purchases of our common stock during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs In thousands (1) (d)
October 1, 2018 to October 31, 2018	83,326	$111.59	83,326	$290,702
November 1, 2018 to November 30, 2018	100	$112.00	100	$290,690
December 1, 2018 to December 31, 2018	289,158	$109.62	289,158	$258,993
	372,584		372,584

(1)
The board of directors of the Company authorized a share repurchase program of up to $300 million of our common stock, effective June 12, 2018. The share repurchase program, which has no expiration date, replaced the prior August 2, 2016 authorization. All repurchased shares have been retired.

Equity Compensation Plans
The following table provides information as of December 31, 2018 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,793,887	$54.72	1,302,101
Equity compensation plans not approved by security holders	—	—	—
Total	2,793,887	$54.72	1,302,101

(1)
The number of securities includes 47,593 shares that may be issued upon the settlement of restricted stock units. The restricted stock units are excluded from the weighted average exercise price calculation.

Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the total return to stockholders of our common stock for the past five years through December 31, 2018, relative to the total return of the following:

•	the New York Stock Exchange Composite Index; and

•
the Russell Midcap Growth Index. Bright Horizons selected an index as a comparable as there is a lack of public company comparables in our industry, with most of our peers operating as private companies or divisions of larger diversified companies, and no widely recognized published industry indices. We determined that an equity index for companies with similar market capitalization and growth objectives would provide for an appropriate peer group and we believe the Russell Midcap Growth index provides the best means of comparison to the Company. The Russell Midcap Growth Index is a subset of the Russell 1000 Index and is composed of select companies from the 800 smallest companies of the Russell 1000 Index that display higher forecasted growth values.

The graph assumes that $100 was invested in our common stock, and in the indices noted above, and that all dividends, if any, were reinvested. No dividends have been declared or paid on our common stock since January 25, 2013.
The stock price performance shown in the graph is not necessarily indicative of future performance.

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Bright Horizons Family Solutions Inc.	$100.00	$127.95	$181.82	$190.58	$255.86	$303.35
NYSE Composite Index	$100.00	$106.87	$102.62	$115.02	$136.76	$124.72
Russell Midcap Growth Index	$100.00	$111.90	$111.68	$119.86	$150.15	$143.02

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except share data)
Consolidated Statement of Income Data:
Revenue	$1,903,182	$1,740,905	$1,569,841	$1,458,445	$1,352,999
Cost of services	1,429,927	1,310,295	1,178,994	1,100,690	1,039,397
Gross profit	473,255	430,610	390,847	357,755	313,602
Selling, general and administrative expenses	201,591	188,939	163,967	148,164	137,683
Amortization of intangible assets	32,569	32,561	29,642	27,989	28,999
Other expenses (1)	—	3,671	—	—	—
Income from operations	239,095	205,439	197,238	181,602	146,920
Loss on extinguishment of debt (2)	—	—	(11,117)	—	—
Interest expense—net	(47,508)	(44,039)	(42,924)	(41,446)	(34,606)
Income before income taxes	191,587	161,400	143,197	140,156	112,314
Income tax expense (3)	(33,606)	(4,437)	(48,437)	(46,229)	(40,279)
Net income	$157,981	$156,963	$94,760	$93,927	$72,035

Allocation of net income to common stockholders:
Common stock—basic	$157,096	$155,995	$93,919	$93,287	$71,755
Common stock—diluted	$157,114	$156,016	$93,938	$93,303	$71,761
Earnings per common share:
Common stock—basic	$2.72	$2.65	$1.59	$1.53	$1.09
Common stock—diluted	$2.66	$2.59	$1.55	$1.50	$1.07
Weighted average number of common shares outstanding:
Common stock—basic	57,812,602	58,873,196	59,229,069	60,835,574	65,612,572
Common stock—diluted	59,000,669	60,253,691	60,594,895	62,360,778	67,244,172
Consolidated Balance Sheet Data (at period end):
Total cash and cash equivalents	$15,450	$23,227	$14,633	$11,539	$87,886
Total assets (4)	2,524,306	2,468,644	2,359,017	2,150,541	2,141,076
Total liabilities, excluding debt (4)	579,009	535,723	530,391	483,722	468,940
Total debt, including current maturities (5)	1,165,820	1,183,861	1,140,759	939,211	921,177
Total stockholders’ equity	779,477	749,060	687,867	727,608	750,959

(1)	The Company incurred losses of $3.7 million during the year ended December 31, 2017, associated with the disposition of our remaining assets in Ireland, which included three centers.

(2)	The Company recognized a loss on the extinguishment of debt in the year ended December 31, 2016 in relation to its debt refinancing on November 2016.

(3)
Income tax expense in 2018 and 2017 decreased from previous years primarily due to the impact of the Tax Act due to the reduction in the federal corporate tax rates from 35% to 21%, as well as excess tax benefits from stock-based compensation, which decreased tax expense by $12.1 million and $26.5 million in the years ended December 31 2018 and 2017, respectively, as more fully discussed in Note 10, “Income Taxes,” to the consolidated financial statements in Item 8 of this Annual Report.

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
Overview
We are a leading provider of high-quality child care and early education as well as other services that are designed to help employers and families better address the challenges of work and family life. We provide services primarily under multi-year contracts with employers who offer child care and other dependent care solutions, as well as other educational advisory services, as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of December 31, 2018, we had more than 1,100 client relationships with employers across a diverse array of industries, including more than 150 Fortune 500 companies and more than 80 of Working Mother magazine’s 2018 “100 Best Companies.”
At December 31, 2018, we operated 1,082 child care and early education centers, consisting of 708 centers in North America and 374 centers in Europe. We have the capacity to serve approximately 120,000 children and their families in 41 states, the District of Columbia, Puerto Rico, Canada, the United Kingdom, the Netherlands and India. We seek to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence. Our North American child care and early education centers have an average capacity of 126 children per location, while the centers in Europe have an average capacity of 81 children per location.
We operate centers for a diverse group of clients. At December 31, 2018, we managed child care centers on behalf of single employers in the following industries and also managed lease/consortium locations in approximately the following proportions:

	Percentage of Centers
Classification	North America	Europe
Employer locations:
Healthcare and Pharmaceuticals	20.0%	2.5%
Government and Higher Education	17.5	5.0
Consumer	7.5	—
Financial Services	7.5	2.5
Professional Services and Other	5.0	—
Technology	5.0	2.5
Industrial/Manufacturing	2.5	2.5
	65.0	15.0
Lease/consortium locations	35.0	85.0
	100.0%	100.0%
Segments
Our operating and reporting segments are comprised of full service center-based child care, back-up care, and educational advisory services. Full service center-based child care includes traditional center-based child care, preschool and elementary education. Back-up care includes center-based back-up child care and in-home care for children and adult/elder dependents. Educational advisory services primarily consist of tuition reimbursement program management and related educational advising, and college advisory services.

Center Models
We operate our centers under two principal business models: a profit and loss (“P&L”) model, and a cost-plus model. Approximately 75% of our centers operate under the P&L model. Under this model, we retain the financial risk of operating the child care centers and are therefore subject to variability in financial performance due to fluctuation in enrollment levels. The P&L model is further classified into two subcategories: a sponsor model, and a lease/consortium model. Under the sponsor model, we provide child care and early education services on either an exclusive or priority enrollment basis for the employees of an employer sponsor, and the employer sponsor generally funds the development of the facility, pre-opening and start-up capital equipment, as well as ongoing maintenance and repair costs. Our operating contracts typically have initial terms ranging from three to ten years. Under the lease/consortium model, the child care center is typically located in an office building or office park in a property that we lease, and we provide child care and early education services to the employees of multiple employers, as well as to families in the surrounding community. We typically enter into leases with initial terms ranging from 10 to 15 years for these centers, often with renewal options.
When we open a new P&L center, it generally takes two to three years for the center to ramp up to a steady state level of enrollment, as a center will typically enroll younger children at the outset with children aging into the older (preschool) classrooms over time. We refer to centers that have been open for three years or less as “ramping centers.” A center will typically achieve breakeven operating performance between 12 to 24 months and will typically achieve a steady state level of enrollment that supports our average center operating profit by the end of three years, although the period needed to reach a steady state level of enrollment may be longer or shorter. Centers that have been open more than three years are referred to as “mature centers.”
Approximately 25% of our centers operate under the cost-plus business model. Under this model, we receive a fee from the employer sponsor for managing and operating their center, and may also receive an operating subsidy to supplement tuition paid by parents. Under this model, the employer sponsor typically funds the development of the facility, pre-opening and start-up capital equipment, as well as ongoing maintenance and repair costs, and the center is profitable from the outset. Our cost-plus contracts typically have initial terms ranging from three to five years. For additional information about the way we operate our centers, see “Business—Our Operations” in Item 1 of Part I of this Annual Report.
Performance and Growth Factors
We believe that 2018 was a successful year as the Company continued to execute on its growth and strategic plans. We grew our revenue by 9% from $1.7 billion in 2017 to $1.9 billion in 2018 and our income from operations by 16% from $205.4 million in 2017 to $239.1 million in 2018. We ended 2018 with 1,082 child care and early education centers compared to 1,038 centers at December 31, 2017. In 2018, we added 66 child care and early education centers and closed 22 centers. We expect to add approximately 25 net new centers in 2019.
Our year-over-year improvement in revenue and operating income can be attributed to enrollment gains in ramping and mature centers, disciplined pricing strategies aimed at covering anticipated cost increases with tuition increases, contributions from new mature child care centers added through acquisitions or transitions of management, and expanded back-up care and educational advisory services.
General economic conditions and the business climate in which individual clients operate remain some of the largest variables in terms of our future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, enrollment levels, as well as labor markets and wage rates as competition for human capital fluctuates.
Our ability to continue to increase operating income in the future will depend upon our ability to sustain the following characteristics of our business:

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

Cost Factors
Cost of services consists of direct expenses associated with the operation of our centers, and direct expenses to provide back-up care services, including fees to back-up care providers, and educational advisory services. Direct expenses consist primarily of salaries, payroll taxes and benefits for personnel, food costs, program supplies and materials, parent marketing, and facilities costs, including occupancy costs and depreciation. Personnel costs are the largest component of a center’s operating costs, which typically represent approximately 70% of a center’s operating expenses. We are typically responsible for additional costs in a P&L model center as compared to a cost-plus model center. As a result, personnel costs in centers operating under the P&L model will typically represent a smaller proportion of overall costs when compared to the centers operating under the cost-plus model.
Selling, general and administrative expenses primarily consist of salaries, payroll taxes and benefits (including stock-based compensation costs) for corporate, regional and business development personnel. Other overhead costs include information technology, occupancy costs for corporate and regional personnel, professional service fees, including accounting and legal services, and other general corporate expenses.
As of December 31, 2018, our consolidated total debt outstanding was $1.2 billion, and a portion of our cash flows from operations has been used to make interest payments on our indebtedness. Interest payments were $46.1 million in 2018, an increase from interest payments of $44.5 million in 2017, due to increased borrowings on our revolving credit facility. Based on current applicable interest rates and estimates of increases to the underlying base rates, we expect our interest payments to approximate $46 to $48 million in 2019.
Seasonality
Our business is subject to seasonal and quarterly fluctuations. Demand for child care and early education and elementary school services has historically decreased during the summer months when school is not in session, at which time families are often on vacation or have alternative child care arrangements. In addition, our enrollment declines as older children transition to elementary schools. Demand for our services generally increases in September and October coinciding with the beginning of the new school year and remains relatively stable throughout the rest of the school year. In addition, use of our back-up care services tends to be higher when schools are not in session and during holiday periods, which can increase the operating costs of the program and impact the results of operations. Our educational advisory services have limited seasonal fluctuations. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers, including enrollment and staffing fluctuations, the number and timing of new center openings, acquisitions and management transitions, the timing of new client launches in our back-up and educational advisory services, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the contract model mix (P&L versus cost-plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

The following table sets forth statement of income data as a percentage of revenue for the three years ended December 31, 2018, 2017 and 2016 (in thousands, except percentages):

	Years Ended December 31,
	2018		2017		2016
Revenue	$1,903,182	100.0%	$1,740,905	100.0%	$1,569,841	100.0%
Cost of services	1,429,927	75.1%	1,310,295	75.3%	1,178,994	75.1%
Gross profit	473,255	24.9%	430,610	24.7%	390,847	24.9%
Selling, general and administrative expenses	201,591	10.6%	188,939	10.8%	163,967	10.4%
Amortization of intangible assets	32,569	1.7%	32,561	1.9%	29,642	1.9%
Other expenses	—	—%	3,671	0.2%	—	—%
Income from operations	239,095	12.6%	205,439	11.8%	197,238	12.6%
Loss on extinguishment of debt	—	—%	—	—%	(11,117)	(0.7)%
Interest expense—net	(47,508)	(2.5)%	(44,039)	(2.5)%	(42,924)	(2.7)%
Income before income tax	191,587	10.1%	161,400	9.3%	143,197	9.2%
Income tax expense (1)	(33,606)	(1.8)%	(4,437)	(0.3)%	(48,437)	(3.1)%
Net income	$157,981	8.3%	$156,963	9.0%	$94,760	6.1%

Adjusted EBITDA (2)	$357,081	18.8%	$323,585	18.6%	$299,215	19.1%
Adjusted income from operations (2)	$241,010	12.7%	$212,392	12.2%	$199,723	12.7%
Adjusted net income (2)	$189,537	10.0%	$162,167	9.3%	$130,737	8.3%

(1)
Income tax expense in 2018 and 2017 decreased from previous years primarily due to the enactment of the Tax Act, as well as excess tax benefits from stock-based compensation, which decreased income tax expense by $12.1 million in 2018 and $26.5 million in 2017. Income tax expense in 2017 includes a reduction of $22.3 million, primarily related to the adjustment to deferred taxes from the initial application of the Tax Act. See Note 10, “Income Taxes,” to the consolidated financial statements in Item 8 of this Annual Report for additional details.

(2)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income below under “Non-GAAP Financial Measures and Reconciliation.”
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Revenue. Revenue increased $162.3 million, or 9%, to $1.9 billion for the year ended December 31, 2018 from $1.7 billion for the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up care services and educational advisory services, and typical annual tuition increases of 3% to 4%. Revenue generated by the full service center-based child care segment for the year ended December 31, 2018 increased by $128.6 million, or 9%, when compared to the prior year, due in part to overall enrollment increases of approximately 5%, and the effect of higher foreign currency exchange rates for our United Kingdom operations, which increased revenue in the full service center-based child care segment by approximately 1% during the year.
Revenue generated by back-up care services in the year ended December 31, 2018 increased by $21.2 million, or 10%, when compared to the prior year. Additionally, revenue generated by educational advisory services in the year ended December 31, 2018 increased by $12.5 million, or 21%, when compared to the prior year.
Cost of Services. Cost of services increased $119.6 million, or 9%, to $1.4 billion for the year ended December 31, 2018 from $1.3 billion for the prior year. Cost of services in the full service center-based child care segment increased $105.3 million, or 9%, to $1.3 billion in the year ended December 31, 2018 when compared to the prior year. Personnel costs increased 9% as a result of the enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers added since December 31, 2017 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which typically represent approximately 30% of total cost of services for this segment, increased 10% in connection with the enrollment growth, certain technology investments in programs and services, and the incremental occupancy costs associated with centers added since December 31, 2017. Cost of services in the back-up care segment increased $8.2 million, or 6%, to $142.4 million for the year ended December 31, 2018, primarily due to personnel and increased care provider fees associated with the services provided to the expanding customer base as well as investments in technology to support our customer user experience, service delivery and operating efficiency. Cost of services in the educational advisory services segment increased by $6.1 million, or 22%, to $34.0 million for the year ended December 31, 2018 due to personnel and technology costs related to delivering services to the expanding customer base.

Gross Profit. Gross profit increased $42.7 million, or 10%, to $473.3 million for the year ended December 31, 2018 from $430.6 million for the prior year. Gross profit margin was 25% of revenue for the year ended December 31, 2018, which is consistent with the year ended December 31, 2017. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping P&L centers, effective operating cost management, and expanded back-up care and educational advisory services.
Selling, General and Administrative Expenses. SGA increased $12.7 million, or 7%, to $201.6 million for the year ended December 31, 2018 compared to $188.9 million for the prior year. SGA was 11% of revenue for the year ended December 31, 2018, which is consistent with the prior year. SGA increased over the comparable 2017 period due to increases in personnel costs, including annual wage increases, and continued investments in technology.
Amortization of Intangible Assets. Amortization expense on intangible assets was $32.6 million for the year ended December 31, 2018, which is consistent with the prior year, due to increases in amortization from the acquisitions completed in 2017 and 2018, offset by decreases from certain intangible assets becoming fully amortized during the period. We do not expect significant changes in amortization expense in 2019. See Note 4, “Goodwill and Intangible Assets,” to the consolidated financial statements in Item 8 of this Annual Report for additional details.
Other Expenses. The Company incurred losses of $3.7 million during the year ended December 31, 2017, associated with the disposition of our remaining assets in Ireland, which included three centers.
Income from Operations. Income from operations increased by $33.7 million, or 16%, to $239.1 million for the year ended December 31, 2018 when compared to the prior year. Income from operations was 13% of revenue for the year ended December 31, 2018, an increase from 12% in the prior year. The change in income from operations was due to the following:

•
Income from operations for the full service center-based child care segment increased $21.7 million, or 17%, for the year ended December 31, 2018, when compared to the same period in 2017. Results for the year ended December 31, 2017 included $3.7 million of costs associated with the loss on the disposition of our remaining assets in Ireland. After taking these charges into account, income from operations increased $18.0 million in 2018, or 14%, over the prior year primarily due to tuition increases and enrollment gains over the prior year, contributions from new centers that have been added since December 31, 2017, and effective cost management, partially offset by the costs incurred during the pre-opening and ramp-up of certain new lease/consortium centers opened during 2017 and 2018, and the incremental costs associated with technology investments in our centers.

•
Income from operations for the back-up care segment increased $8.1 million, or 13%, for the year ended December 31, 2018, when compared to the same period in 2017 due to the expanding revenue base partially offset by investments in technology to support our customer user experience, service delivery and operating efficiency, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the educational advisory services segment increased $3.9 million, or 26%, for the year ended December 31, 2018, when compared to the same period in 2017 due to contributions from the expanding revenue base and the associated overhead leverage as this segment gains scale.

Net Interest Expense. Net interest expense increased to $47.5 million for the year ended December 31, 2018 from $44.0 million for the year ended December 31, 2017. The increase in interest expense relates to increased borrowings on our revolving credit facility, as well as increases in the applicable interest rates.
Income Tax Expense. We recorded income tax expense of $33.6 million during the year ended December 31, 2018, at an effective income tax rate of 18%, compared to income tax expense of $4.4 million, at an effective income tax rate of 3%, during the prior year. The effective tax rate for 2018 included the reduction of the U.S. federal corporate tax rate from 35% to 21%, arising from the Tax Act, a $3.7 million benefit related to finalizing intercompany interest deductions for prior year foreign tax returns, partially offset by the Global Intangible Low-Taxed Income (“GILTI”) regime, which resulted in additional federal income tax expense of $2.9 million. The taxes on GILTI are accounted for as period costs when incurred. Additionally, the excess tax benefits associated with the exercise of stock options and vesting of restricted stock reduced income tax expense by $12.1 million in 2018, a decrease from $26.5 million in the same 2017 period, due to lower volume of equity transactions and the lower federal tax rate. The effective income tax rate would have approximated 26% and 36% for the years ended December 31, 2018 and 2017, respectively, including the 2018 additional tax on GILTI, but prior to the inclusion of the excess tax benefit from stock-based compensation and the 2017 benefit from the loss on investment.

In 2017, a net tax benefit of $22.3 million was recorded due to the enactment of the Tax Act as discussed below. Our deferred tax liability decreased due to the reduction of the federal tax rate to 21% resulting in a tax benefit of $33.3 million. The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, we determined the amount of post-1986 E&P of the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We recorded a tax obligation in 2017 of $11.0 million. Also, a tax benefit of approximately $7.0 million was recorded in 2017 related to the disposition of our remaining assets in Ireland, also resulting in the disposition of our investment in a subsidiary for tax purposes.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the date of the Tax Act enactment for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Act was incomplete, companies were required to record a provisional estimate in their financial statements if they were able to determine a reasonable estimate. The provisional estimate recorded in 2017 was finalized in the year ended December 31, 2018, with no significant adjustment to tax expense.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $33.5 million, or 10%, and $28.6 million, or 14%, respectively, for the year ended December 31, 2018 over the comparable period in 2017 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up care and educational advisory services.
Adjusted Net Income. Adjusted net income increased $27.4 million, or 17%, for the year ended December 31, 2018 when compared to the same period in 2017 primarily due to the expanded income from operations.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Revenue. Revenue increased $171.1 million, or 11%, to $1.7 billion for the year ended December 31, 2017 from $1.6 billion for the prior year. Revenue growth was primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up care services and educational advisory services, and typical annual tuition increases of 3% to 4%. Revenue generated by the full service center-based child care segment for the year ended December 31, 2017 increased by $136.1 million, or 10%, when compared to the prior year, due in part to overall enrollment increases of 12%, partially offset by center closures and the effect of lower foreign currency exchange rates for our United Kingdom operations which reduced revenue growth in the full service center-based child care segment by approximately 1% during the year. Our acquisition of Conchord Limited (“Asquith,”) an operator of 90 centers and programs in the United Kingdom on November 10, 2016, contributed approximately $80.1 million of incremental revenue in the year ended December 31, 2017. At December 31, 2017, we operated 1,038 child care and early education centers compared to 1,035 centers at December 31, 2016. We completed the disposition of our remaining three child care centers in Ireland in 2017, and at December 31, 2017 we no longer operated child care centers in that country.
Revenue generated by back-up care services in the year ended December 31, 2017 increased by $24.2 million, or 12%, when compared to the prior year. Additionally, revenue generated by educational advisory services in the year ended December 31, 2017 increased by $10.8 million, or 23%, when compared to the prior year.
Cost of Services. Cost of services increased $131.3 million, or 11%, to $1.3 billion for the year ended December 31, 2017 from $1.2 billion for the prior year. Cost of services in the full service center-based child care segment increased $108.6 million, or 10%, to $1.1 billion in 2017 when compared to the prior year. Personnel costs increased 9% as a result of the enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers added since December 31, 2016 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, increased 15% in connection with the enrollment growth, certain technology investments in programs and services, and the incremental occupancy costs associated with centers added since December 31, 2016. Cost of services in the back-up care segment increased $18.4 million, or 16%, to $134.3 million for the year ended December 31, 2017, primarily for investments in information technology and personnel, and increased care provider fees associated with the services provided to the expanding customer base. Cost of services in the educational advisory services segment increased by $4.3 million, or 18%, to $27.9 million for the year ended December 31, 2017 due to personnel and technology costs related to delivering services to the expanding customer base.

Gross Profit. Gross profit increased $39.8 million, or 10%, to $430.6 million for the year ended December 31, 2017 from $390.8 million for the prior year. Gross profit margin was 25% of revenue for the year ended December 31, 2017, which was consistent with the year ended December 31, 2016. The increase in gross profit was primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping P&L centers, effective operating cost management, and expanded back-up care and educational advisory services.
Selling, General and Administrative Expenses. SGA increased $25.0 million, or 15%, to $188.9 million for the year ended December 31, 2017 from $164.0 million for the prior year. SGA was 11% of revenue for the year ended December 31, 2017, an increase from 10% in the prior year. Results for the year ended December 31, 2017, included $3.3 million of costs associated with the May 2017 and November 2017 credit agreement amendments and secondary offerings. Results for the year ended December 31, 2016, included $2.5 million of costs associated with the January 2016 credit agreement amendment, November 2016 debt refinance, secondary offerings and completed acquisitions. After taking these charges into account, SGA increased over the comparable 2016 period due primarily to increases in personnel costs, including annual wage increases, continued investments in technology and costs associated with the addition and integration of the Asquith child care centers, which were acquired November 2016.
Amortization of Intangible Assets. Amortization expense on intangible assets was $32.6 million for the year ended December 31, 2017, compared to $29.6 million for 2016. The increase in amortization expense was due to the acquisitions completed in 2016 and 2017, partially offset by decreases from certain intangible assets becoming fully amortized during the period.
Other Expenses. The Company incurred losses of $3.7 million during the year ended December 31, 2017, associated with the disposition of our remaining assets in Ireland, which included three centers.
Income from Operations. Income from operations increased by $8.2 million, or 4%, to $205.4 million for the year ended December 31, 2017 when compared to 2016. Income from operations was 12% of revenue for the year ended December 31, 2017, which is a decrease from 13% in the prior year. The change in income from operations was due to the following:

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

•
Income from operations for the back-up care segment increased $2.8 million, or 5%, for the year ended December 31, 2017, when compared to the same period in 2016 due to contributions from the expanding revenue base partially offset by investments in information technology and personnel, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the educational advisory services segment increased $4.8 million, or 49%, for the year ended December 31, 2017, when compared to the same period in 2016 due to contributions from the expanding revenue base and the associated overhead leverage as this segment gains scale.

Net Interest Expense. Net interest expense increased to $44.0 million for the year ended December 31, 2017 from $42.9 million in 2016. The increase in interest expense related to the increase in debt from the issuance of $150.0 million in additional term loans in conjunction with the November 2016 debt refinancing and increased borrowings on our line of credit, partially offset by a decrease in the effective interest rates applicable in conjunction with the May 2017 and November 2017 credit agreement amendments.

Income Tax Expense. We recorded income tax expense of $4.4 million during the year ended December 31, 2017, or an effective income tax rate of 3%, compared to income tax expense of $48.4 million, an effective income tax rate of 34%, during 2016. The difference between the effective income tax rates was primarily due to three items. The first related to the excess tax benefits associated with the exercise of stock options and vesting of restricted stock which reduced income tax expense by $26.5 million in 2017 due to the adoption of ASU 2016-09: Compensation - Stock Compensation (Topic 718) (ASU 2016-09). ASU 2016-09 was adopted prospectively as of January 1, 2017. Excess tax benefits from stock-based compensation were recorded to the balance sheet in prior years.
Second, a net tax benefit of $22.3 million was recorded due to the enactment of the Tax Act, as discussed in more detail below. Third, a tax benefit of approximately $7.0 million was recorded in 2017 related to the disposition of our remaining assets in Ireland, also resulting in the disposition of our investment in a subsidiary for tax purposes.
In December 2017, the U.S. federal government enacted the Tax Act, which made broad and complex changes to the U.S. tax code, impacting the year ended December 31, 2017 and future years. For 2017, the Tax Act (1) required a one-time transition tax, payable over eight years, on certain unrepatriated earnings of foreign subsidiaries and (2) provided for bonus depreciation that will allow full expensing of qualified property. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate statutory tax rate from 35% to 21%.
In accordance with SAB 118, which provided a measurement period of one year from the date of the Tax Act enactment for companies to complete the accounting, to the extent that a company’s accounting for certain income tax effects of the Tax Act was incomplete, companies were required to record an estimate in their financial statements if they were able to determine a reasonable estimate. Our accounting for certain elements of the Tax Act was incomplete as of December 31, 2017; however, we were able to make the following reasonable estimates of certain items and recorded provisional adjustments based on these estimates.
The Tax Act reduced the corporate federal tax rate to 21%, effective January 1, 2018. For our net deferred tax liability, we recorded a provisional decrease of $33.3 million, with a corresponding adjustment to deferred tax benefit for the year ended December 31, 2017.
The Transition Tax is a tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional tax obligation of $11.0 million.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $24.4 million, or 8%, and $12.7 million, or 6%, respectively, for the year ended December 31, 2017 over the comparable period in 2016 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up care and educational advisory services.
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

	Years Ended December 31,
	2018	2017	2016
Net income	$157,981	$156,963	$94,760
Interest expense—net	47,508	44,039	42,924
Income tax expense	33,606	4,437	48,437
Depreciation	68,374	62,215	55,642
Amortization of intangible assets (a)	32,569	32,561	29,642
EBITDA	340,038	300,215	271,405
Additional adjustments:
Loss on extinguishment of debt (b)	—	—	11,117
Deferred rent (c)	1,317	4,345	2,562
Stock-based compensation expense	13,811	12,072	11,646
Transaction costs (d)	1,915	6,953	2,485
Total adjustments	17,043	23,370	27,810
Adjusted EBITDA	$357,081	$323,585	$299,215

Income from operations	$239,095	$205,439	$197,238
Transaction costs (d)	1,915	6,953	2,485
Adjusted income from operations	$241,010	$212,392	$199,723

Net income	$157,981	$156,963	$94,760
Income tax expense	33,606	4,437	48,437
Income before income tax	191,587	161,400	143,197
Stock-based compensation expense	13,811	12,072	11,646
Amortization of intangible assets (a)	32,569	32,561	29,642
Loss on extinguishment of debt (b)	—	—	11,117
Transaction costs (d)	1,915	6,953	2,485
Adjusted income before income tax	239,882	212,986	198,087
Adjusted income tax expense (e)	(50,345)	(50,819)	(67,350)
Adjusted net income	$189,537	$162,167	$130,737

Weighted average number of common shares—diluted	59,000,669	60,253,691	60,594,895
Diluted adjusted earnings per common share	$3.21	$2.69	$2.16

(a)
Represents amortization of intangible assets, including approximately $18.9 million, $18.5 million and $18.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents the write-off of unamortized deferred financing costs and original issue discount associated with indebtedness that was repaid in connection with a debt refinancing.

(c)	Represents rent expense in excess of cash paid for rent, recognized on a straight line basis over the life of the lease in accordance with Accounting Standards Codification Topic 840, Leases.

(d)
Represents transaction costs incurred in connection with the disposition of assets in Ireland in 2017, the January 2016, May 2017, November 2017, and May 2018 amendments to the credit agreement, the November 2016 debt refinancing, secondary offerings, and completed acquisitions as more fully discussed in Note 15, “Segment and Geographic Information,” to the consolidated financial statements in Item 8 of this Annual Report.

(e)
Represents income tax expense calculated on adjusted income before tax at the effective rate of approximately 21%, 24% and 34% for the years ended December 31, 2018, 2017, and 2016, respectively. The tax rates for 2018 and 2017 represent a tax rate of approximately 26% and 36%, respectively, less the effect of excess tax benefits related to certain equity transactions.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of rent expense over cash rent expense and stock-based compensation expense, as well as the expenses related to secondary offerings, debt financing transactions, dispositions and acquisitions. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part II, Item 8, of this Annual Report on Form 10-K. The Company understands that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up care and educational advisory services, the addition of new centers through development or acquisition and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. Our revolving credit facility is part of our $1.3 billion senior secured credit facilities, which consist of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. Borrowings outstanding on our revolving credit facility at December 31, 2018 and 2017 were $118.2 million and $127.1 million, respectively. Borrowings outstanding on our revolving credit facility during the year ended December 31, 2018 and 2017 averaged $111.4 million and $65.0 million, respectively. Refer to Note 9, “Credit Arrangements and Debt Obligations,” to the consolidated financial statements in Item 8 of this Annual Report for further discussion of our credit facilities.

The net impact on our liquidity from changes in foreign currency exchange rates was not material for the years ended December 31, 2018 and 2017. We had $15.5 million in cash at December 31, 2018, of which $12.1 million was held in foreign jurisdictions, and we had $23.2 million in cash at December 31, 2017, of which $21.2 million was held in foreign jurisdictions. Operations outside of North America accounted for 24% and 22% of the Company’s consolidated revenue for the years ended December 31, 2018 and 2017, respectively.
We had a working capital deficit of $289.9 million and $268.2 million at December 31, 2018 and 2017, respectively. Our working capital deficit has primarily arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up care and educational advisory segments, as well as to make scheduled principal and interest payments and for share repurchases.
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective June 12, 2018. The share repurchase program, which has no expiration date, replaced the prior August 2016 $300 million authorization, of which $34.9 million remained available at the date the program was replaced and cancelled. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the year ended December 31, 2018, the Company repurchased 1.2 million shares for $126.7 million, including a total of 0.8 million shares that were purchased from investment funds affiliated with Bain Capital Partners LLC and other selling stockholders in a secondary offering. At December 31, 2018, $259.0 million remained outstanding under the repurchase program. During the year ended December 31, 2017, the Company repurchased 2.0 million shares for $162.2 million, including a total of 1.65 million shares that were purchased from investment funds affiliated with Bain Capital Partners LLC and other selling stockholders in underwritten secondary offerings. All repurchased shares have been retired.
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

Cash Flows (in thousands)	Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$294,747	$248,193	$213,217
Net cash used in investing activities	$(158,543)	$(105,321)	$(302,837)
Net cash (used in) provided by financing activities	$(134,193)	$(123,864)	$93,755
Cash, cash equivalents and restricted cash—beginning of period (1)	$36,570	$16,055	$13,041
Cash, cash equivalents and restricted cash—end of period (1)	$38,478	$36,570	$16,055

(1)
In accordance with recently adopted accounting guidance, the Company changed the presentation on the consolidated statement of cash flows for all periods presented. As a result, changes in restricted cash that have historically been presented in operating activities have now been excluded and restricted cash is combined with cash and cash equivalents when reconciling the beginning and ending period balances. Restricted cash is primarily comprised of cash held by the Company’s wholly-owned captive insurance company and cash deposits that guarantee letters of credit. Refer to Note 1, “Organization and Significant Accounting Policies,” to the consolidated financial statements in Item 8 of this Annual Report for further discussion of recently adopted accounting pronouncements.

Cash Provided by Operating Activities
Cash provided by operating activities was $294.7 million for the year ended December 31, 2018, compared to $248.2 million for the same period in 2017. Net income increased by $1.0 million in 2018 from the prior year, but net income in 2017 included a non-cash tax benefit of $33.3 million from the reduction in the deferred tax liabilities associated with the change in the federal tax rate under the Tax Act. The increase in cash provided by operating activities is primarily related to the increase in income from operations and expanded revenues, as well as increases in working capital arising primarily from the timing of billings and payments when compared to the prior year.
Cash provided by operating activities was $248.2 million for the year ended December 31, 2017, compared to $213.2 million in 2016. The increase in net income from 2016 to 2017 of $62.2 million was partially offset by changes in non-cash items, including the reduction in deferred tax liabilities associated with the change in the federal tax rate under the Tax Act, and working capital arising primarily from the timing of billings and payments when compared to the prior year.
We expect to generate approximately $300 to $325 million in cash from operations in 2019.

Cash Used in Investing Activities
Cash used in investing activities was $158.5 million for the year ended December 31, 2018 compared to $105.3 million for the same period in 2017 and was related to acquisitions, as well as fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. The increase in cash used in investing activities was primarily related to acquisitions. During the year ended December 31, 2018, the Company used $67.1 million to acquire 36 centers, compared to $21.5 million used to acquire 14 centers during the year ended December 31, 2017.
Cash used in investing activities was $105.3 million for the year ended December 31, 2017 compared to $302.8 million for the same period in 2016 and was related to acquisitions, as well as fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. The decrease in cash used in investing activities was primarily related to acquisitions. During the year ended December 31, 2017, the Company used $21.5 million to acquire 14 centers, compared to $228.7 million used to acquire 102 centers and a provider of back-up care during the year ended December 31, 2016.
We estimate that we will spend approximately $90 to $100 million in 2019 on fixed asset additions related to new child care centers, maintenance and refurbishments in our existing centers and continued investments in technology and equipment. As part of our growth strategy, we also expect to continue to make selective acquisitions, which may vary in size and which are less predictable in terms of the timing and amount of the capital requirements.
Cash Used in Financing Activities
The Company used $134.2 million in financing activities in the year ended December 31, 2018 compared to $123.9 million in 2017. Cash used in financing activities in 2018 was primarily for share repurchases of $126.7 million, payments of debt principal of $10.8 million, repayments of $8.9 million, net of borrowings, on the revolving credit facility, and taxes paid related to the net share settlement of stock awards totaling $7.5 million. These uses of cash were offset by proceeds primarily from the exercise of stock options of $18.5 million. Cash used in financing activities in 2017 consisted primarily of share repurchases of $162.2 million, taxes paid related to the net share settlement of stock awards of $29.8 million, and payments of debt principal of $8.1 million. These uses of cash were offset by proceeds primarily from net borrowings of $51.1 million under the revolving credit facility and proceeds from the exercise of stock options of $22.6 million.
Cash used in financing activities amounted to $123.9 million for the year ended December 31, 2017 compared to cash provided by financing activities of $93.8 million in 2016. The increase in cash used in financing activities in 2017 was primarily due to the share repurchases of $162.2 million and taxes paid related to the net share settlement of stock awards of $29.8 million. These uses of cash were offset by proceeds primarily from net borrowings of $51.1 million under the revolving credit facility and proceeds from the exercise of stock options of $22.6 million. Cash provided by financing activities in 2016 related principally to the November 2016 debt refinancing, which resulted in net proceeds of $143.1 million from the issuance of $150 million in term loans, net of debt issuance costs, as well as net borrowings of $52.0 million under the revolving credit facility, proceeds from the exercise of stock options of $11.7 million, and excess tax benefits from stock-based compensation of $12.9 million. These cash proceeds were offset by uses of cash primarily from share repurchases of $112.8 million and taxes paid related to the net share settlement of stock awards of $7.7 million.
Debt
As of December 31, 2018, the Company’s $1.3 billion senior secured credit facilities consisted of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Term loans	$1,056,188	$1,066,938
Deferred financing costs and original issue discount	(8,568)	(10,177)
Total debt	1,047,620	1,056,761
Less current maturities	10,750	10,750
Long-term debt	$1,036,870	$1,046,011
At December 31, 2018, there were borrowings outstanding of $118.2 million, with $106.8 million of the revolving credit facility available for borrowings, and at December 31, 2017, there were borrowings outstanding of $127.1 million, with $97.9 million of the revolving credit facility available for borrowings. The revolving credit facility matures on July 31, 2022.

All borrowings under the credit agreement are subject to variable interest. On May 31, 2018, the Company amended its existing senior secured credit facilities to, among other changes, reduce the applicable interest rates of the term loan facility and the revolving credit facility. Effective as of May 31, 2018, borrowings under the term loan facility bear interest at a rate per annum of 0.75% over the base rate, or 1.75% over the eurocurrency rate, which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one month LIBOR rate. With respect to the term loan facility, the base rate is subject to an interest rate floor of 1.75% and the eurocurrency rate is subject to an interest rate floor of 0.75%. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the eurocurrency rate.
On October 16, 2017, the Company entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements on $500 million notional amount of the outstanding term loan borrowings, effective October 31, 2017. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The Company is required to make monthly payments on the notional amount at a fixed average interest rate plus the applicable rate for eurocurrency loans. Effective May 31, 2018, the notional amount is subject to an interest rate of approximately 3.65%. In exchange, the Company receives interest on the notional amount at a variable rate based on the one-month LIBOR rate, subject to a 0.75% floor.
The Company records gains or losses resulting from changes in the fair value of the interest rate swap agreements to accumulated other comprehensive loss in the consolidated balance sheet to the extent that the swaps are effective as hedges. As of December 31, 2018, there was no ineffectiveness related to the interest rate swap agreements. Gains and losses recorded in accumulated other comprehensive loss are reclassified into earnings and recognized to interest expense in the consolidated statement of income in the period that the hedged interest expense on the term loan facility is recognized.
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
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp, our direct subsidiary, to be a passive holding company, subject to certain exceptions. The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries to comply with a maximum consolidated first lien net leverage ratio that is a quarterly maintenance based financial covenant. A breach of this covenant is subject to certain equity cure rights.
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at December 31, 2018. Refer to Note 9, “Credit Arrangements and Debt Obligations,” to the consolidated financial statements in Item 8 of this Annual Report for further discussion of our credit facilities.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Term loans (1)	$10,750	$10,750	$10,750	$10,750	$1,013,188	$—	$1,056,188
Interest on long-term debt (2)	50,360	53,010	52,470	51,565	50,660	—	258,065
Operating leases	120,352	114,628	101,710	95,529	87,530	476,861	996,610
Total (3)	$181,462	$178,388	$164,930	$157,844	$1,151,378	$476,861	$2,310,863

(1)	Scheduled principal payments on our term loans.

(2)
Interest on the outstanding principal balance of the term loans was calculated using the weighted average interest rate for the year ended December 31, 2018 of 3.89%, including commitment fees on the revolving credit facility.

(3)
Borrowings on our $225 million revolving credit facility are not included in the table above, of which there were borrowings outstanding of $118.2 million at December 31, 2018. Additionally, estimated payments for the one-time Transition Tax of $7.4 million are excluded from the above table, which is payable over the next seven years.

Other Obligations
The Company has 47 letters of credit outstanding used to guarantee certain rent payments for up to $1.9 million. These letters of credit are guaranteed by cash deposits. No amounts have been drawn against these letters of credit.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. GAAP. Preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The accounting policies we believe are critical in the preparation of our consolidated financial statements relate to revenue recognition and goodwill and other intangibles. The Company is adopting Accounting Standards Update 2016-02, Leases (Topic 842) on January 1, 2019, which is expected to materially impact the consolidated balance sheet in 2019 as a lease liability associated with the remaining lease payments will be recorded on the consolidated balance sheet for all long-term leases, with recognition of a right-of-use asset. We have other significant accounting policies and new accounting pronouncements not yet adopted that are more fully described in Note 1, “Organization and Significant Accounting Policies,” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Both our critical and significant policies are important to an understanding of the consolidated financial statements.
Revenue Recognition — We generate revenue from services based on the consideration specified in contracts with customers, which primarily consist of employer sponsors and parents. We recognize revenue when a performance obligation is satisfied by transferring control of the promised services to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. A performance obligation is a promise in a contract to transfer a distinct service to the customer. At contract inception, we assess the services promised in the contract and identify each distinct performance obligation. To identify the performance obligations, we consider the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The transaction price of a contract is allocated to each distinct performance obligation using the relative stand-alone selling price and recognized as revenue when, or as, control of the service is passed to the customer. Revenue is recognized over time because control of the service is transferred continuously to our customers.
We record deferred revenue for prepaid tuition and fees received from clients in advance of services being performed. We are also a party to certain agreements where the performance of services extends beyond an annual operating cycle. In these circumstances, we record a long-term obligation and recognize revenue over the period of the agreement as the services are rendered.
Our services are comprised of full service center-based child care, back-up care, and educational advisory services, which also represent the Company’s operating and reportable segments. Revenue generated from full service center-based child care services is primarily comprised of tuition paid by parents and fees from contractual arrangements with employer sponsors. Revenue generated from back-up care and educational advisory services is primarily comprised of fixed and variable fees or subsidies paid by employer clients, as well as co-payments and retail fees collected from users at the point of service. Refer to Note 2, “Revenue Recognition,” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further discussion of the revenue recognition policy of each service.
Goodwill and Intangible Assets — We account for business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. Our intangible assets principally consist of various customer relationships (including both client and parent relationships) and trade names. Identified intangible assets that have determinable useful lives are valued separately from goodwill and are amortized over the estimated period during which we derive a benefit. Intangible assets related to parent relationships are amortized using an accelerated method over their useful lives. All other intangible assets are amortized on a straight-line basis over their useful lives.
In valuing the customer relationships and trade names, we utilize variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. We consider the income approach the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations, then the intangible assets could be impaired. Our multi-year contracts with client customers typically result in low annual turnover, and our long-term relationships with clients make it difficult for competitors to displace us. Customer relationships are considered to be finite-lived assets, with estimated lives typically ranging from four to seventeen years. Certain trade names acquired as part of our strategy to expand by completing strategic acquisitions are considered to be finite-lived assets, with estimated lives typically ranging from five to ten years.

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
We test certain trademarks that are determined to be indefinite-lived intangible assets by comparing the fair value of the trademarks with their carrying value. Fair value is determined by estimating the total revenue attributable to each trademark, multiplied by a market-derived royalty rate, and then discounted using the Company’s estimated discount rate. The forecasts of revenue and profitability growth for use in our long-range plan and the discount rate are the key assumptions in our intangible fair value analysis.
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
The assets and liabilities of our British, Dutch, Indian and Canadian subsidiaries, whose functional currencies are the British pound, Euro, Indian rupee and Canadian dollar, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, our consolidated earnings before taxes would have decreased by approximately $3.7 million for 2018.
Interest Rate Risk
Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our revolving credit facility and secured term loan facility that are subject to variable interest rates. Effective October 31, 2017, the Company entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements under our term loan facility. At December 31, 2018, we had interest rate swaps with an underlying fixed notional amount of $500 million and a fixed interest rate, including the applicable rate for Eurocurrency loans, of approximately 3.65%.
At December 31, 2018, we had borrowings outstanding of $118.2 million under our revolving credit facility, which were subject to a weighted average interest rate of 4.12% during the year then ended, and we had borrowings outstanding of $1.1 billion under our term loan facility, which were subject to a weighted average interest rate of 3.85% during the year then ended, including the impact of the interest rate swap agreements.

Based on the borrowings outstanding under the senior secured credit facilities during 2018, we estimate that had the average interest rate on our borrowings increased by 100 basis points in 2018, our interest expense for the year would have increased by approximately $11.9 million excluding the impact of the interest rate swap agreements, and would have increased by approximately $6.8 million including the impact of the interest rate swap agreements.
These estimates assume the interest rate of each variable rate borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings subject to variable interest rates at that time. Therefore, the estimated increase in interest expense as calculated above may not be indicative of future expenses. As actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks if interest rates decrease. As of December 31, 2018, the fair value of our interest rate swap agreements was an asset of $7.9 million.

Item 8. Financial Statements and Supplementary Data
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Bright Horizons Family Solutions Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company prospectively changed its method of accounting for excess tax benefits beginning January 1, 2017 in accordance with the adoption of Accounting Standards Update No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2019
We have served as the Company’s auditor since 2005.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$15,450	$23,227
Accounts receivable—net	131,178	117,138
Prepaid expenses and other current assets	47,263	52,096
Total current assets	193,891	192,461
Fixed assets—net	597,141	575,185
Goodwill	1,347,611	1,306,792
Other intangibles—net	323,035	348,540
Other assets	62,628	45,666
Total assets	$2,524,306	$2,468,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Borrowings under revolving credit facility	118,200	127,100
Accounts payable and accrued expenses	154,195	132,897
Deferred revenue	170,416	155,696
Other current liabilities	30,224	34,212
Total current liabilities	483,785	460,655
Long-term debt—net	1,036,870	1,046,011
Deferred rent and related obligations	71,817	66,499
Other long-term liabilities	75,368	64,171
Deferred revenue	5,683	8,179
Deferred income taxes	71,306	74,069
Total liabilities	1,744,829	1,719,584
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,494,468 and 58,013,144 shares issued and outstanding at December 31, 2018 and 2017, respectively	57	58
Additional paid-in capital	648,651	747,155
Accumulated other comprehensive loss	(62,355)	(33,296)
Retained earnings	193,124	35,143
Total stockholders’ equity	779,477	749,060
Total liabilities and stockholders’ equity	$2,524,306	$2,468,644
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Years ended December 31,
	2018	2017	2016
Revenue	$1,903,182	$1,740,905	$1,569,841
Cost of services	1,429,927	1,310,295	1,178,994
Gross profit	473,255	430,610	390,847
Selling, general and administrative expenses	201,591	188,939	163,967
Amortization of intangible assets	32,569	32,561	29,642
Other expenses	—	3,671	—
Income from operations	239,095	205,439	197,238
Loss on extinguishment of debt	—	—	(11,117)
Interest expense—net	(47,508)	(44,039)	(42,924)
Income before income tax	191,587	161,400	143,197
Income tax expense	(33,606)	(4,437)	(48,437)
Net income	$157,981	$156,963	$94,760

Allocation of net income to common stockholders:
Common stock—basic	$157,096	$155,995	$93,919
Common stock—diluted	$157,114	$156,016	$93,938
Earnings per common share:
Common stock—basic	$2.72	$2.65	$1.59
Common stock—diluted	$2.66	$2.59	$1.55
Weighted average number of common shares outstanding:
Common stock—basic	57,812,602	58,873,196	59,229,069
Common stock—diluted	59,000,669	60,253,691	60,594,895
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years ended December 31,
	2018	2017	2016
Net income	$157,981	$156,963	$94,760
Other comprehensive (loss) income:
Foreign currency translation adjustments	(32,092)	53,892	(50,178)
Unrealized gain on interest rate swaps, net of tax	3,033	2,260	—
Total other comprehensive (loss) income	(29,059)	56,152	(50,178)
Comprehensive income	$128,922	$213,115	$44,582
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount
Balance at January 1, 2016	60,008,136	$60	$983,398	$—	$(39,270)	$(216,580)	$727,608
Stock-based compensation expense			11,646				11,646
Exercise of stock options	761,452	1	11,678				11,679
Excess tax benefits from stock option exercises			12,891				12,891
Options received in net share settlement of stock option exercises	(113,801)	—	(7,747)				(7,747)
Purchase of treasury stock				(112,792)			(112,792)
Retirement of treasury stock	(1,745,505)	(2)	(112,790)	112,792			—
Translation adjustments					(50,178)		(50,178)
Net income						94,760	94,760
Balance at December 31, 2016	58,910,282	59	899,076	—	(89,448)	(121,820)	687,867
Stock-based compensation expense			12,072				12,072
Exercise of stock options and restricted stock units	1,194,160	1	22,624				22,625
Vested restricted stock	287,625	—	5,374				5,374
Options received in net share settlement of stock option exercises and vesting of restricted stock	(410,508)	—	(29,798)				(29,798)
Purchase of treasury stock				(162,195)			(162,195)
Retirement of treasury stock	(1,968,415)	(2)	(162,193)	162,195			—
Translation adjustments					53,892		53,892
Unrealized gain on interest rate swaps, net of tax					2,260		2,260
Net income						156,963	156,963
Balance at December 31, 2017	58,013,144	58	747,155	—	(33,296)	35,143	749,060
Stock-based compensation expense			13,811				13,811
Exercise of stock options and restricted stock units	627,480	1	18,475				18,476
Vested restricted stock	144,000	—	3,487				3,487
Options received in net share settlement of stock option exercises and vesting of restricted stock	(77,720)	—	(7,540)				(7,540)
Purchase of treasury stock				(126,739)			(126,739)
Retirement of treasury stock	(1,212,436)	(2)	(126,737)	126,739			—
Translation adjustments					(32,092)		(32,092)
Unrealized gain on interest rate swaps, net of tax					3,033		3,033
Net income						157,981	157,981
Balance at December 31, 2018	57,494,468	$57	$648,651	$—	$(62,355)	$193,124	$779,477
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$157,981	$156,963	$94,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,943	94,776	85,284
Loss on extinguishment of debt	—	—	11,117
Amortization of original issue discount and deferred financing costs	1,901	1,776	3,474
Loss on foreign currency transactions and other	116	1,781	43
Loss (gain) on disposal of fixed assets	488	2,760	(143)
Stock-based compensation expense	13,811	12,072	11,646
Deferred income taxes	(5,469)	(37,562)	(12,121)
Deferred rent	1,317	4,345	2,562
Changes in assets and liabilities:
Accounts receivable	(14,498)	(18,689)	(78)
Prepaid expenses and other current assets	2,795	(3,450)	(7,369)
Income taxes	(3,320)	11,156	12,773
Accounts payable and accrued expenses	15,912	5,912	(6,858)
Deferred revenue	12,073	9,316	7,750
Accrued rent and related obligations	4,543	1,726	7,517
Other assets	100	(387)	(319)
Other current and long-term liabilities	6,054	5,698	3,179
Net cash provided by operating activities	294,747	248,193	213,217
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(92,491)	(88,122)	(75,334)
Proceeds from the disposal of fixed assets	1,826	4,285	1,234
Purchase of long-term investments	(767)	—	—
Payments and settlements for acquisitions—net of cash acquired	(67,111)	(21,484)	(228,737)
Net cash used in investing activities	(158,543)	(105,321)	(302,837)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt, net of issuance costs of $9.4 million	—	—	1,065,610
Extinguishment of long-term debt	—	—	(922,488)
Payments of contingent consideration for acquisitions	(2,965)	(185)	(915)
Payments of debt issuance costs	(292)	(1,711)	(1,002)
Borrowings under revolving credit facility	679,900	643,201	445,868
Payments under revolving credit facility	(688,800)	(592,101)	(393,868)
Principal payments of long-term debt	(10,750)	(8,063)	(7,163)
Taxes paid related to the net share settlement of stock options and restricted stock	(7,540)	(29,798)	(7,747)
Purchase of treasury stock	(126,679)	(162,195)	(112,792)
Proceeds from issuance of common stock upon exercise of options	18,476	22,625	11,679
Proceeds from issuance of restricted stock	4,457	4,363	3,682
Excess tax benefits from stock-based compensation	—	—	12,891
Net cash (used in) provided by financing activities	(134,193)	(123,864)	93,755
Effect of exchange rates on cash, cash equivalents and restricted cash	(103)	1,507	(1,121)
Net increase in cash, cash equivalents and restricted cash	1,908	20,515	3,014
Cash, cash equivalents and restricted cash—beginning of year	36,570	16,055	13,041
Cash, cash equivalents and restricted cash—end of year	$38,478	$36,570	$16,055

	Years ended December 31,
	2018	2017	2016
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$15,450	$23,227	$14,633
Restricted cash, included in prepaid expenses and other current assets	3,028	5,343	1,422
Restricted cash and cash equivalents, included in other assets	20,000	8,000	—
Total cash, cash equivalents and restricted cash—end of year	$38,478	$36,570	$16,055

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$46,122	$44,464	$37,090
Cash payments of income taxes	$41,936	$31,290	$34,670
NON-CASH TRANSACTION:
Fixed asset purchases recorded in accounts payable and accrued expenses	$6,359	$1,500	$3,000
See notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based child care and early education, back-up care (for children and adult/elders), tuition reimbursement program management and related educational consulting services, college admissions advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Puerto Rico, Canada, and India. The Company provides services designed to help employers and families better address the challenges of work and family life primarily under multi-year contracts with employers who offer child care and other dependent care solutions, as well as educational advisory services, as part of their employee benefits packages to improve employee engagement.
The Company provides its center-based child care services under two principal business models: a cost-plus model, where the Company is paid a fee by an employer client for managing a child care center on a cost-plus basis, and a profit and loss (“P&L”) model, where the Company assumes the financial risk of operating a child care center. The P&L model is further classified into two subcategories: a sponsor model, where Bright Horizons provides child care and early education services on either an exclusive or priority enrollment basis for the employees of a specific employer sponsor; and a lease/consortium model, where the Company provides child care and early education services to the employees of multiple employers located within a specific real estate development (for example, an office building or office park), as well as to families in the surrounding community. In both the cost-plus and sponsor P&L models, the development of a new child care center, as well as ongoing maintenance and repair, is typically funded by an employer sponsor with whom the Company enters into a multi-year contractual relationship. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services for their employees. Under each model type, the Company retains responsibility for all aspects of operating the child care and early education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
The Company provides back-up care services through its own centers and in-home providers, and through its back-up care network, which offers access to a contracted network of in-home care agencies and center-based providers in locations where the Company does not otherwise have centers with available capacity.
Stock Offerings — On January 30, 2013, the Company completed an initial public offering (the “IPO”) and issued a total of 11.6 million shares of common stock. The Company also authorized 25 million shares of undesignated preferred stock for issuance.
Since the IPO, certain of the Company’s stockholders have sold a total of 52.3 million shares of the Company’s common stock in secondary offerings (“secondary offerings”), including 4.6 million, 8.2 million, and 4.1 million shares in the years ended December 31, 2018, 2017, and 2016, respectively. The Company has not received proceeds from the sale of shares in any of the secondary offerings. In the secondary offering completed March 2018, investment funds affiliated with Bain Capital Partners LLC sold their remaining holdings of the Company’s common stock. The Company purchased 0.8 million, 1.7 million, and 1.0 million of the shares sold in the secondary offerings in 2018, 2017, and 2016, respectively, at the same price per share paid by the underwriter to the selling stockholders.
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective June 12, 2018. The share repurchase program replaces the prior $300 million authorization, of which $34.9 million remained available at the time the plan was replaced and cancelled. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. At December 31, 2018, $259.0 million remained available under the repurchase program.
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
The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from those foreign subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of income. The net gains and losses recorded in the consolidated statements of income for the years ended December 31, 2018 and 2016 were not significant. In 2017, the Company incurred foreign currency translation losses of $1.7 million associated with the disposition of the remaining assets in Ireland, which was included in other expenses in the consolidated statement of income.
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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and borrowings on the revolving credit facility approximates their fair value because of their short-term nature.
The fair value of the Company’s long-term debt is based on current bid prices, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 1, as defined under U.S. GAAP. As of December 31, 2018, the carrying value and estimated fair value of long-term debt were $1.1 billion and $1.0 billion, respectively. As of December 31, 2017, the carrying value and estimated fair value of long-term was $1.1 billion.
In 2017, the Company entered into interest rate swap agreements, which are included in other assets on the consolidated balance sheet at fair value. As of December 31, 2018 and 2017, the fair value of the interest rate swaps were $7.9 million and $3.8 million, respectively, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA.”) The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps, it was not considered a significant input. The fair value of the interest rate swaps is classified as Level 2, as defined under U.S. GAAP.
Concentrations of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit concentration risk existed at December 31, 2018 and 2017.
Cash, cash equivalents, and restricted cash — The Company considers all highly liquid investments with maturities, when purchased, of three months or less to be cash equivalents.
The Company’s cash management system provides for the funding of the main bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks may be in excess of the cash balances at certain banks, creating book overdrafts. There were $17.8 million and $18.0 million in book overdrafts at December 31, 2018 and 2017, respectively, included in accounts payable on the consolidated balance sheet.

The Company’s cash and cash equivalents that are restricted in nature as to withdrawal or usage is included in prepaid expenses and other current assets or other assets. Restricted cash is primarily comprised of cash equivalents associated with the Company’s wholly-owned captive insurance company and cash deposits that guarantee letters of credit.
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
Activity in the allowance for doubtful accounts is as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Beginning balance	$2,429	$1,054	$1,556
Provision	1,148	2,537	839
Write offs and recoveries	(1,063)	(1,162)	(1,341)
Ending balance	$2,514	$2,429	$1,054
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

Goodwill impairment assessments are performed at the reporting unit level, which for Bright Horizons is at the operating segment level. In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s services, regulatory developments, cost factors, and entity specific factors such as overall financial performance and projected results. If an initial qualitative assessment indicates that it is more likely than not that the carrying value exceeds the fair value of a reporting unit, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, the Company compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using the Company’s estimated discount rate. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The Company performed a qualitative assessment during the annual impairment review as of October 1, 2018 and concluded that it is not more likely than not that the fair value of the Company’s reporting units are less than their carrying amount. Therefore, no goodwill impairment charges were recorded in the years ended December 31, 2018, 2017, or 2016.
We test certain trademarks that are determined to be indefinite-lived intangible assets by comparing the fair value of the trademarks with their carrying value. We estimate the fair value first by estimating the total revenue attributable to the trademarks and then by applying a royalty rate determined by an analysis of empirical, market-derived royalty rates for guideline intangible assets, consistent with the initial valuation of the intangibles. No impairment losses were recorded in the years ended December 31, 2018, 2017 or 2016 in relation to intangible assets.
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
Other Long-Term Assets — Other long-term assets includes restricted cash related to a deposit of $20.0 million in the Company’s wholly-owned captive insurance entity, and an investment of $2.9 million, primarily in a private company and a limited partnership. The equity investments without readily determinable fair value are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions. We review such equity investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable.
Deferred Revenue — The Company records deferred revenue for prepaid tuition and fees received from clients in advance of services being performed. The Company is also a party to agreements where the performance of services extends beyond one year. In these circumstances, the Company records a long-term obligation and recognizes revenue over the period of the agreement as the services are rendered as described in Note 2, “Revenue Recognition.”
Leases and Deferred Rent — The Company primarily leases space for certain of its centers, corporate offices, and call centers. Leases are evaluated and classified as operating or capital for financial reporting purposes. The Company recognizes rent expense from operating leases with periods of free rent, tenant allowances and scheduled rent increases on a straight-line basis over the applicable lease term. The difference between rents paid and straight-line rent expense is recorded as deferred rent.
Discount on Long-Term Debt and Deferred Financing Costs — Original issue discounts on the Company’s debt and deferred financing costs are recorded as a reduction of long-term debt and are amortized over the life of the related debt instrument in accordance with the effective interest method. Amortization expense is included in interest expense in the consolidated statement of income.

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
Excess tax benefits (deficiencies) associated with stock-based compensation are recognized as income tax benefits (expenses) on the income statement. For the year ended December 31, 2016, excess tax benefits (deficiencies) were recorded to additional paid-in capital on the balance sheet as permitted under previous guidance.
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
Earnings Per Share — Net earnings per share is calculated using the two-class method, which is an earnings allocation formula that determines net income or loss per share for the holders of the Company’s common stock and unvested participating shares. Unvested participating shares are unvested share-based payment awards of restricted stock that participate equally in dividends with common stock. Net income available to stockholders is allocated on a pro rata basis to each share as if all of the earnings for the period had been distributed. Diluted net income or loss per share is calculated using the more dilutive of the treasury stock method, or the two-class method for all outstanding stock options.
Recently Adopted Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (the “new revenue guidance”), which provides a single comprehensive model for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers control over promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted the new revenue guidance using the modified retrospective method on January 1, 2018. Therefore, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The Company evaluated each revenue stream and applied the new revenue guidance as further discussed in Note 2, “Revenue Recognition.” There was no material impact on the timing or amount of revenue recognized upon adoption and any cumulative prior period adjustment was determined to be immaterial and therefore there were no adjustments recorded to the opening balance of retained earnings upon adoption. The Company’s internal controls were not significantly impacted as a result of this accounting change and the Company has made the necessary changes to accounting policies and internal processes to support the new revenue guidance, including the related disclosures. The Company expects the impact of the adoption of the new standard to be immaterial to the results of operations on an ongoing basis.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents in the statement of cash flows when reconciling the beginning and end of period balances for all periods presented. The update is effective for annual reporting periods beginning after December 15, 2017. The Company adopted the standard retrospectively, and as such, changes in restricted cash that have historically been presented in operating activities have now been excluded and restricted cash is combined with cash and cash equivalents when reconciling the beginning and end of year balances for all periods presented. The adoption of this guidance resulted in an increase of $9.7 million, $11.9 million, and a decrease of $0.1 million to net cash provided by operating activities for the years ended December 31, 2018, 2017 and 2016, respectively. The adoption of this guidance had no impact on the consolidated statements of income and balance sheets.
In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016. The Company adopted the standard prospectively on January 1, 2017, and as such, prior periods have not been adjusted. The adoption of this guidance impacted the Company’s income tax expense, effective tax rate, and weighted average shares outstanding. The Company continues to include a forfeiture assumption relative to its unvested awards. Upon adoption, the Company now recognizes all excess tax benefits and tax deficiencies as income tax benefits or expenses on the income statement, which were previously recorded to additional paid-in capital on the balance sheet. As a result, the Company decreased tax expense and increased net income by $12.1 million and $26.5 million for the years ended December 31, 2018 and 2017, respectively, in relation to the excess tax benefits associated with the exercise of stock options and vesting of restricted stock. Tax benefits from stock options were included with cash flows from operating activities as a component of net income rather than as cash flows from financing activities under previous guidance.
New Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard amends the existing guidance and requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by those leases with lease terms longer than twelve months. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is to be applied using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which approved a transition method that provides the option to use the effective date as the date of initial application on transition. The Company plans to elect this transition method, and as a result, the Company will not adjust comparative information for prior periods. The Company is progressing with its preparation for the adoption and implementation of this new accounting standard, and related changes to accounting policies, internal processes, and internal controls. The Company anticipates that the adoption of this standard will have a material impact on the Company’s consolidated balance sheet as a lease liability associated with the remaining lease payments will be recorded on the consolidated balance sheet for all long-term leases, with recognition of a right-of-use asset. The adoption is not expected to have a material impact on the consolidated statements of income or cash flows. The majority of the Company’s lease portfolio represents leases of real estate for centers and corporate offices. The Company’s future noncancelable lease obligations as of December 31, 2018 are disclosed in Note 13, “Commitments and Contingencies.”
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
Nature of Services
The Company’s services are comprised of full service center-based child care, back-up care, and educational advisory services, which also represent the Company’s operating and reportable segments.
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
Back-Up Care Services
Back-up care services consist of center-based back-up child care, and in-home care for children and adult/elder dependents. The Company provides back-up care services through the Company’s full-service and dedicated back-up centers, and in-home care providers, as well as through the back-up care network. Bright Horizons back-up care offers access to a contracted network of in-home service agencies and center-based providers in locations where the Company does not otherwise have in-home care providers or centers with available capacity. Back-up care revenue is primarily comprised of fixed and variable fees or subsidies paid by employer sponsors and co-payments collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal options. Fees for back-up care services are typically determined based on the number of back-up uses and are generally billed monthly as services are rendered or in advance. Revenue for back-up care is recognized over time as services are rendered.
Educational Advisory Services
The Company’s educational advisory services consist of tuition reimbursement program management and related educational consulting services (“EdAssist Solutions”), college admissions advisory services (“Education and College Advising”, also known as “College Coach”), and other employer sponsored services. Educational advisory services revenue is primarily comprised of fixed and variable fees paid by employer clients, as well as retail fees collected from users at the point of service. These arrangements generally have contractual terms of one to three years with varying terms and renewal options. Fees for educational advisory services are determined based on the expected number of program participants and the services selected, and are generally billed in advance. Revenue for educational advisory services is recognized over time as services are rendered.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. The Company determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table presents the Company’s revenues disaggregated by segment and geographical region (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Year ended December 31, 2018
North America	$1,144,932	$239,056	$71,361	$1,455,349
Europe	441,391	6,442	—	447,833
	$1,586,323	$245,498	$71,361	$1,903,182
Year ended December 31, 2017
North America	$1,074,270	$219,875	$58,887	$1,353,032
Europe	383,484	4,389	—	387,873
	$1,457,754	$224,264	$58,887	$1,740,905
Year ended December 31, 2016
North America	$1,032,939	$196,190	$48,036	$1,277,165
Europe	288,760	3,916	—	292,676
	$1,321,699	$200,106	$48,036	$1,569,841
The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations. Revenues in the United States were $1.5 billion in 2018, and $1.3 billion in both 2017 and 2016. Revenues in the United Kingdom were $371.5 million in 2018, $328.0 million in 2017, and $248.2 million in 2016. Revenue associated with other countries were not material.
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
The Company records deferred revenues when payments are received in advance of the Company’s performance under the contract, which are recognized as revenue as the performance obligation is satisfied. During the year ended December 31, 2018, $154.9 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2017. There were no significant changes in deferred revenue during the year ended December 31, 2018 related to business combinations, impairments, cumulative catch-up or other adjustments.
Practical Expedients
The transaction price allocated to the remaining performance obligations relates to services that are paid or invoiced in advance. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original contract term of one year or less, or for variable consideration allocated to the unsatisfied performance obligation of a series of services. The Company’s remaining performance obligations not subject to the practical expedients are not material.
The Company applied the practical expedient of expensing costs incurred to obtain a contract if the amortization period of the asset is one year or less. Sales commissions are immaterial and are expensed as incurred in selling, general and administrative expenses on the consolidated statement of income.
3. ACQUISITIONS AND DISPOSITIONS
The Company’s growth strategy includes expansion through strategic and synergistic acquisitions. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.

2018 Acquisitions
During the year ended December 31, 2018, the Company acquired ten centers in the Netherlands, six centers in the United States, and 20 centers in the United Kingdom in seven separate business acquisitions, which were each accounted for as business combinations. The centers were acquired for cash consideration of $66.8 million, net of cash acquired of $4.2 million, and consideration payable of $5.4 million. The Company recorded goodwill of $60.3 million related to the full service center-based child care segment, of which $13.9 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $8.6 million, consisting of trademarks and customer relationships that will be amortized over two years to five years, as well as fixed assets of $8.3 million, working capital of $1.1 million, and deferred tax liabilities totaling $1.9 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 31, 2018, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
During the year ended December 31, 2018, the Company paid $3.1 million for the settlement of a portion of the contingent consideration related to an acquisition completed in 2016.
2017 Acquisitions
During the year ended December 31, 2017, the Company acquired ten centers in the Netherlands, three centers in the United States, and one center in the United Kingdom in seven separate business acquisitions, which were each accounted for as business combinations. The centers were acquired for cash consideration of $21.5 million, net of cash acquired of $0.3 million, and consideration payable of $0.2 million. The Company recorded goodwill of $14.3 million related to the full service center-based child care segment, a portion of which will be deductible for tax purposes. In addition, the Company recorded intangible assets of $2.3 million, consisting of customer relationships that will be amortized over three years to five years, as well as fixed assets of $7.3 million, deferred tax liabilities of $0.6 million, and a working capital deficit of $1.3 million in relation to these acquisitions.
2017 Dispositions
During the year ended December 31, 2017, the Company disposed of its remaining three centers in Ireland for a loss of $3.7 million, which was included in other expenses in the consolidated statement of income, offset by a tax benefit of approximately $7.0 million that was recorded from the loss on investment of a subsidiary.
2016 Acquisitions
Conchord Limited
On November 10, 2016, the Company acquired all of the outstanding shares of Conchord Limited, operator of Asquith Day Nurseries & Pre-Schools (“Asquith”), a group of 90 child care centers and programs throughout the United Kingdom, for cash consideration of $206.1 million, which was accounted for as a business combination. The purchase price was financed with available cash on hand, funds available under the Company’s revolving credit facility, and term loans. The Company incurred transaction costs of approximately $1.4 million for this transaction, which were included in selling, general and administrative expenses in 2016.

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
The operating results for Asquith are included in the consolidated results of operations from the date of acquisition. The following table presents consolidated pro forma information as if the acquisition of Asquith had occurred on January 1, 2015 (in thousands):

Pro forma (Unaudited)
Year ended December 31,
2016
Revenue	$1,649,665
Net income	$96,033
The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased amortization expense related to the acquired intangible assets as well as financing costs. The pro forma results for the year ended December 31, 2016 exclude nonrecurring transaction costs that were incurred by the Company and the acquired business in relation to the acquisition, totaling $4.3 million.
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

4. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Balance at December 31, 2016	$1,075,796	$168,108	$23,801	$1,267,705
Additions from acquisitions	14,269	—	—	14,269
Adjustments to prior year acquisitions	(5,596)	(3)	—	(5,599)
Effect of foreign currency translation	30,417	—	—	30,417
Balance at December 31, 2017	1,114,886	168,105	23,801	1,306,792
Additions from acquisitions	60,266	—	—	60,266
Effect of foreign currency translation	(19,447)	—	—	(19,447)
Balance at December 31, 2018	$1,155,705	$168,105	$23,801	$1,347,611
The Company also has intangible assets, which consist of the following at December 31, 2018 and 2017 (in thousands):

December 31, 2018:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$391,220	$(253,588)	$137,632
Trade names	7 years	10,183	(5,609)	4,574
		401,403	(259,197)	142,206
Indefinite-lived intangibles:
Trade names	N/A	180,829	—	180,829
		$582,232	$(259,197)	$323,035

December 31, 2017:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$396,428	$(234,742)	$161,686
Trade names	7 years	10,224	(4,566)	5,658
		406,652	(239,308)	167,344
Indefinite-lived intangibles:
Trade names	N/A	181,196	—	181,196
		$587,848	$(239,308)	$348,540
The Company recorded amortization expense of $32.6 million, $32.6 million and $29.6 million in the years ended December 31, 2018, 2017, and 2016, respectively.
The Company estimates that it will record amortization expense related to intangible assets existing as of December 31, 2018 as follows over the next five years (in thousands):

Estimated amortization expense
2019	$30,506
2020	$27,942
2021	$25,830
2022	$23,484
2023	$22,346

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2018	2017
Prepaid rent and other occupancy costs	$16,982	$15,553
Reimbursable costs	8,043	4,186
Prepaid software and licenses	4,967	5,008
Prepaid workers compensation claims	4,465	6,136
Restricted cash	3,028	5,343
Prepaid income taxes	1,582	1,249
Other prepaid expenses and current assets	8,196	14,621
	$47,263	$52,096
Under the terms of the Company’s workers compensation policy, the Company is required to make advances to its insurance carrier pertaining to estimated claims for all open plan years.
6. FIXED ASSETS
Fixed assets consist of the following (dollars in thousands):

	Estimated useful lives	December 31,
	(Years)	2018	2017
Buildings	20 – 40	$187,406	$182,701
Furniture, equipment and software	3 – 10	236,503	206,161
Leasehold improvements	Shorter of the lease term or the estimated useful life	467,243	423,624
Land	—	101,707	103,680
Total fixed assets		992,859	916,166
Accumulated depreciation		(395,718)	(340,981)
Fixed assets, net		$597,141	$575,185
Fixed assets include construction in progress of $34.7 million and $31.2 million at December 31, 2018 and 2017, respectively, which was primarily comprised of leasehold improvements. The Company recorded depreciation expense of $68.4 million, $62.2 million and $55.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Accrued payroll and employee benefits	$67,609	$56,817
Accounts payable	35,937	31,719
Accrued insurance	9,020	8,565
Accrued fixed asset purchases	6,359	1,500
Other accrued expenses	35,270	34,296
	$154,195	$132,897

8. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Customer amounts on deposit	$15,651	$17,294
Deferred rent and other occupancy costs	6,879	5,589
Liability for unvested restricted stock	3,636	3,487
Contingent acquisition consideration	1,930	1,341
Other current liabilities	1,293	1,821
Income taxes payable	835	4,680
	$30,224	$34,212
9. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company’s $1.3 billion senior secured credit facilities consist of a $1.1 billion secured term loan facility (“term loan facility”) and a $225 million multi-currency revolving credit facility (“revolving credit facility”). The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows (in thousands):

	December 31,
	2018	2017
Term loans	$1,056,188	$1,066,938
Deferred financing costs and original issue discount	(8,568)	(10,177)
Total debt	1,047,620	1,056,761
Less current maturities	10,750	10,750
Long-term debt	$1,036,870	$1,046,011
The revolving credit facility matures on July 31, 2022. Borrowings outstanding on the revolving credit facility were $118.2 million at December 31, 2018 and $127.1 million at December 31, 2017.
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
The effective interest rate for the term loans was 4.27%, 3.57%, and 3.50% at December 31, 2018, 2017, and 2016, respectively, and the weighted average interest rate was 3.89%, 3.53%, and 3.90% for the years ended December 31, 2018, 2017, and 2016, respectively, prior to the effects of any interest rate swap arrangements. The effective interest rate for the revolving credit facility was 4.76%, 3.70%, and 5.50% at December 31, 2018, 2017, and 2016, respectively. The weighted average interest rate for the revolving credit facility was 4.12%, 4.10%, and 4.20% for the years ended December 31, 2018, 2017, and 2016, respectively.
Certain financing fees and original issue discount costs were capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs were $1.5 million, $1.4 million and $2.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Amortization expense of original issue discount costs were $0.4 million, $0.4 million, and $1.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. A loss on extinguishment of debt of $11.1 million was recorded in the year ended December 31, 2016, related to the write off of unamortized original issue discount costs and deferred financing fees in connection with the November 2016 debt refinancing.

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
Future principal payments of long-term debt are as follows for the years ending December 31 (in thousands):

2019	$10,750
2020	10,750
2021	10,750
2022	10,750
2023	1,013,188
Total future principal payments	$1,056,188
Credit Amendments
On January 26, 2016, the Company amended its then existing credit agreement to increase the revolving credit facility from $100 million to $225 million, to extend the maturity date on the revolving credit facility from January 30, 2018 to July 31, 2019, and to modify the interest rate applicable to borrowings.
On November 7, 2016, the Company modified its then existing senior credit facilities and refinanced all of its outstanding term loans into a new seven year term loan facility, which resulted in the issuance of $1.1 billion in new term loans, a portion of which were used to repay $922.5 million in outstanding term loans under the previous term loan facility, and $150 million of which was used to fund the acquisition of a business. The terms, interest rate and availability of the revolving credit facility were not modified in the November 2016 debt refinancing. The Company incurred and capitalized financing fees of $6.7 million and original issue discount costs of $2.7 million in connection with the November 2016 debt refinancing.
On May 8, 2017, November 30, 2017, and May 31, 2018, the Company amended its existing senior credit facilities to, among other changes, reduce the applicable interest rates of the term loan facility and the revolving credit facility. In connection with the May 8, 2017 amendment, the Company also extended the maturity date on the revolving credit facility from July 31, 2019 to July 31, 2022. The maturity date of the amended term loan facility of November 7, 2023 was not modified with these amendments. The Company incurred $1.0 million and $2.8 million in fees associated with these amendments in the years ended December 31, 2018 and 2017, respectively, which were included in selling, general and administrative expenses.
Interest Rate Swap Agreements
The Company is subject to interest rate risk as all borrowings under the senior secured credit facilities are subject to variable interest. On October 16, 2017, the Company entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements on $500 million notional amount of the outstanding term loan borrowings, effective October 31, 2017. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The Company is required to make monthly payments on the notional amount at a fixed average interest rate plus the applicable rate for eurocurrency loans. Effective as of May 31, 2018, the notional amount is subject to an interest rate of approximately 3.65%. In exchange, the Company receives interest on the notional amount at a variable rate based on the one-month LIBOR rate, subject to a 0.75% floor.
The interest rate swaps are recorded on the Company’s consolidated balance sheet at fair value and classified based on the instruments’ maturity dates. The Company records gains or losses resulting from changes in the fair value of the interest rate swaps to other comprehensive income or loss to the extent that the swaps are effective as hedges. Through December 31, 2018, there was no ineffectiveness related to the interest rate swap agreements. Gains and losses recorded to other comprehensive income or loss are reclassified into earnings and recognized to interest expense in the Company’s consolidated statement of income in the period that the hedged interest expense on the term loan facility is recognized.

The fair value of the interest rate swap agreements was as follows (in thousands):

	Consolidated balance sheet	December 31,
	classification	2018	2017
Interest rate swaps—asset	Other assets	$7,901	$3,767
For the year ended December 31, 2018, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain reclassified into earnings	Total effect on other comprehensive income
Interest rate swaps	$4,549	Interest expense—net	$415	$4,134
Income tax effect	(1,224)	Income tax expense	(123)	(1,101)
Net of income taxes	$3,325		$292	$3,033
For the year ended December 31, 2017, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain recognized in other comprehensive income	Consolidated statement of income classification	Amount of net loss reclassified into earnings	Total effect on other comprehensive income
Interest rate swaps	$3,258	Interest expense—net	$(509)	$3,767
Income tax effect	(1,303)	Income tax expense	204	(1,507)
Net of income taxes	$1,955		$(305)	$2,260
During the next twelve months, the Company estimates that a gain of $3.2 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense, related to these interest rate swap agreements.
10. INCOME TAXES
Income before income taxes consists of the following (in thousands):

	Years ended December 31,
	2018	2017	2016
United States	$157,533	$116,225	$132,846
Foreign	34,054	45,175	10,351
Total	$191,587	$161,400	$143,197
The allocation of income before income taxes may fluctuate year to year due to activity within the Bright Horizons consolidated group. Due to the disposition of our remaining assets in Ireland and the related disposition of our investment in the foreign subsidiary in 2017, the foreign income before income taxes includes a gain of approximately $11.9 million, with a corresponding loss of approximately $15.6 million within the U.S. income before income tax. This transaction resulted in a consolidated net loss of $3.7 million which is included in other expenses on the consolidated statement of income.

Income tax expense consists of the following (in thousands):

	Years ended December 31,
	2018	2017	2016
Current tax expense
Federal	$25,225	$29,733	$42,691
State	9,915	4,531	10,752
Foreign	3,935	7,735	7,115
	39,075	41,999	60,558
Deferred tax (benefit) expense
Federal	(188)	(36,794)	(6,463)
State	(2,550)	612	(2,069)
Foreign	(2,731)	(1,380)	(3,589)
	(5,469)	(37,562)	(12,121)
Income tax expense	$33,606	$4,437	$48,437
The following is a reconciliation of the U.S. federal statutory rate to the effective rate on pretax income (in thousands):

	Years ended December 31,
	2018	2017	2016
Federal tax expense computed at statutory rate	$40,233	$56,490	$50,119
State tax expense, net of federal tax	6,466	2,881	6,374
Valuation allowance, net	—	(1,028)	(107)
Intercompany interest	(8,367)	(5,074)	(6,953)
Permanent differences and other, net	(1,417)	1,041	(389)
Stock-based compensation	(9,446)	(22,757)	—
Change in tax rate	(548)	(32,844)	(96)
Transition Tax	—	11,027	—
Global Intangible Low-Taxed Income	2,893	—	—
Change to uncertain tax positions, net	1,657	614	432
Foreign rate differential	2,135	(5,913)	(943)
Income tax expense	$33,606	$4,437	$48,437
On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation with the Tax Cuts and Jobs Act (“Tax Act”) that made changes to the U.S. tax code impacting the year ended December 31, 2017 and future years. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%.
The effective income tax rate for 2018 was 17.5% as a result of the reduction to U.S. income tax rates arising from the Tax Act. The Tax Act introduced the Global Intangible Low-Taxed Income (“GILTI”) regime which resulted in additional federal income tax expense of $2.9 million during the year. The taxes on GILTI are accounted for as period costs when incurred. Additionally, income tax expense was reduced by $12.1 million in 2018 for the excess tax benefits associated with the exercise of stock options and vesting of restricted stock due to the adoption of ASU 2016-09: Compensation-Stock Compensation (Topic 718) (“ASU 2016-09”), which was adopted prospectively as of January 1, 2017. The excess tax benefits from stock-based compensation were recorded to the balance sheet in the years prior to adoption. Included in permanent differences and other, net in the rate reconciliation is a $3.7 million benefit related to finalizing intercompany interest deductions for prior year foreign tax returns.
The effective income tax rate for 2017 was 2.7%, which included a net tax benefit of $22.3 million due to the enactment of the Tax Act, primarily due to the decrease in the net deferred tax liability from the change in tax rate, and a tax benefit of approximately $7.0 million related to the disposition of our remaining assets in Ireland, which resulted in the disposition of our investment in a subsidiary for tax purposes. Additionally, income tax expense was reduced by $26.5 million in 2017 for the excess tax benefits associated with the exercise of stock options and vesting of restricted stock due to the adoption of ASU 2016-09.

For the year ended December 31, 2017, the Tax Act required a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries, and is payable over eight years. The Company determined the amount of post-1986 E&P of its relevant foreign subsidiaries, as well as the amount of non-U.S. income tax paid on such earnings, to calculate the Transition Tax.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the date of the Tax Act enactment for companies to complete the accounting under Accounting Standards Codification 740—Income Taxes. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Act was incomplete, but the company was able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. The Company recorded a Transition Tax obligation of $11.0 million for the year ended December 31, 2017. The provisional estimate was finalized in the year ended December 31, 2018, with no significant adjustment to tax expense.
Significant components of the Company’s net deferred tax liability are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Reserve on assets	$554	$605
Net operating loss carryforwards	424	304
Liabilities not yet deductible	31,641	28,951
Deferred revenue	2,403	2,934
Stock-based compensation	8,502	8,024
Other	3,591	2,608
Total deferred tax assets	47,115	43,426
Deferred tax liabilities:
Intangible assets	(93,180)	(97,674)
Depreciation	(25,128)	(19,685)
Total deferred tax liabilities	(118,308)	(117,359)
Net deferred tax liability	$(71,193)	$(73,933)
During 2018, the overall deferred tax liability decreased by $2.7 million primarily due to the tax treatment of amortization of intangible assets, depreciation and stock-based compensation. At both December 31, 2018 and 2017, the net deferred tax liability of $71.2 million and $73.9 million, respectively, includes deferred tax assets of $0.1 million which are included in other assets in the consolidated balance sheet.
The Company has foreign net operating losses of $2.1 million and has recorded an associated deferred tax asset totaling $0.4 million. The net operating losses in certain foreign jurisdictions will begin to expire in the year 2024, while others can be carried forward indefinitely.
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability of approximately $1.3 million related to the state taxes and foreign withholding taxes on approximately $151.0 million of cumulative undistributed earnings of foreign subsidiaries indefinitely invested outside the United States.
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

The changes in the unrecognized tax benefits are as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Beginning balance	$1,903	$1,096	$706
Additions for tax positions of prior years	2,937	—	—
Additions for tax positions of current year	684	650	443
Reductions for tax positions of prior years	—	—	(27)
Effect of foreign currency adjustments	(80)	157	(26)
Ending balance	$5,444	$1,903	$1,096
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s current provision for income tax expense for the year ended December 31, 2018 included $0.1 million of interest and penalties and none for the years ended December 31, 2017 and 2016. During 2018, the Company recorded unrecognized tax benefits for the U.S. and a foreign subsidiary’s prior year tax positions.
The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is $5.4 million. The unrecognized tax benefits could change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, or if applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $3.3 million.
The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for federal income tax returns is three years. The Company’s filings for the tax years 2015 through 2017 are subject to audit based upon the federal statute of limitations.
State income tax returns are generally subject to examination for a period of three years to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. There were no significant settlements of state audits during the year. As of December 31, 2018, there was one income tax audit in process and the tax years from 2014 to 2017 are subject to audit.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Canada, Ireland and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one year to five years.
11. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Preferred Stock
The Company authorized 25 million shares of undesignated preferred stock in 2013 for issuance, of which none have been issued. The Company’s board of directors has the authority, without further action by stockholders, to issue up to 25 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of December 31, 2018 and 2017, no shares of preferred stock were outstanding.
Treasury Stock
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective June 12, 2018. The share repurchase program, which has no expiration date, replaces the prior August 2016 $300 million authorization, of which $34.9 million remained available at the time the program was replaced and cancelled. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the year ended December 31, 2018, the Company repurchased 1.2 million shares for $126.7 million, including a total of 0.8 million shares that were purchased from investment funds affiliated with Bain Capital Partners LLC and other selling stockholders in a secondary offering at the same price per share paid by the underwriter to the selling stockholders. At December 31, 2018, $259.0 million remained available under the repurchase program.

During the year ended December 31, 2017, the Company repurchased 2.0 million shares for $162.2 million, including a total of 1.7 million shares that were purchased from investment funds affiliated with Bain Capital Partners LLC and other selling stockholders in secondary offerings at the same price per share paid by the underwriter to the selling stockholders.
During the year ended December 31, 2016, the Company repurchased 1.7 million shares for $112.8 million, including a total of 1.0 million shares that were purchased from investment funds affiliated with Bain Capital Partners LLC and other selling stockholders in secondary offerings at the same price per share paid by the underwriter to the selling stockholders.
Equity Incentive Plan
The Company’s 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated (the “Plan”), allows for the issuance of equity awards of up to 5 million shares of common stock. As of December 31, 2018, there were approximately 1.3 million shares of common stock available for grant. Stock options granted under the Plan are subject to a service condition and expire in seven years from date of grant or termination of the holder’s employment with the Company, unless such termination was due to death, disability or retirement, unless otherwise determined by the administrator of the Plan. The majority of the options have a requisite service period of five years, with 60% of the options vesting on the third anniversary of the date of grant and 20% vesting on each of the fourth and fifth anniversaries.
The Company also had an incentive compensation plan (the “2008 Plan”) which, as amended in March 2012, was authorized to issue 150,000 shares of Class L common stock and 1.5 million shares of Class A common stock. No additional options will be granted under the 2008 Plan. However, all outstanding options continue to be governed by their existing terms.
Stock-Based Compensation
The Company recognized the impact of stock-based compensation in its consolidated statements of income for the years ended December 31, 2018, 2017, and 2016 and did not capitalize any amounts on the consolidated balance sheets. In the years ended December 31, 2018, 2017, and 2016 the Company recorded stock-based compensation expense of $13.8 million, $12.1 million, and $11.6 million, respectively. Stock-based compensation expense of $13.1 million, $11.6 million, and $11.0 million was recorded in selling, general and administrative expenses in the years ended December 31, 2018, 2017, and 2016, respectively, and $0.7 million, $0.5 million, and $0.6 million was recorded in cost of services, respectively, in the consolidated statements of income in relation to all awards granted under the equity incentive plans. Stock-based compensation expense generated a deferred income tax benefit of $3.6 million, $3.2 million, and $4.6 million in the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, there was $19.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over the remaining requisite service period. Estimated forfeitures are based on the Company’s historical forfeitures and is adjusted periodically based on actual results. The weighted average remaining requisite service period was approximately two years at December 31, 2018. There were no share-based liabilities during the year ended December 31, 2018.
Stock Options
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years ended December 31,
	2018	2017	2016
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	26.0%	30.0%	30.0%
Risk free interest rate	2.6%	1.9%	1.4%
Expected life of options (years)	5.3	5.3	5.3
Weighted average fair value per share of options granted during the period	$28.62	$22.08	$19.35

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Since the Company completed its IPO in January 2013, it does not have sufficient history as a publicly traded company to evaluate its volatility factor. As such, the expected stock price volatility has been based upon the historical volatility of the stock price over the expected life of the options of the Company and that of peer companies that are publicly traded. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the years ended December 31, 2018, 2017, and 2016, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. This methodology was utilized due to the short length of time our common stock has been publicly traded.
The table below reflects stock option activity under the Company’s equity plan for the year ended December 31, 2018.

	Weighted Average Remaining Contractual Life in Years
		Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2018	4.4	2,674,842	$44.53
Granted		479,836	98.40
Exercised		(627,480)	29.44
Forfeited/Expired		(110,993)	64.65
Outstanding at December 31, 2018	4.1	2,416,205	$58.22	$128.7
Exercisable at December 31, 2018	2.6	791,983	$27.89	$66.2
Vested and expected to vest at December 31, 2018	4.0	2,293,348	$56.84	$125.3
The fair value (pre-tax) of options that vested during the years ended December 31, 2018, 2017, and 2016 was $5.5 million, $6.8 million, and $5.1 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 was $46.3 million, $66.6 million, and $39.4 million, respectively.
Cash received by the Company from the exercise of stock options for the years ended December 31, 2018, 2017, and 2016 was $18.5 million, $22.6 million, and $11.7 million, respectively.
Income tax benefits realized from the exercise of stock options in the years ended December 31, 2018, 2017, and 2016 were $14.7 million, $32.3 million, and $15.8 million, respectively, inclusive of the excess tax benefits realized of $12.1 million, $26.5 million, and $12.9 million in the years ended December 31, 2018, 2017, and 2016, respectively. Excess tax benefits for 2018 and 2017 reduced income tax expense due to the adoption of ASU 2016-09, which was adopted prospectively on January 1, 2017. Excess tax benefits were previously recorded to additional paid-in capital on the consolidated balance sheet.
Restricted Stock and Restricted Stock Units
Restricted stock awards are granted to certain senior managers at the discretion of the board of directors as allowed under the Plan. Restricted stock awards generally vest on the earliest of the third anniversary of the grant date, a change in control of the Company, or the termination of employment by reason of death or disability, and are accounted for as non-vested stock. Restricted stock is sold for a price equal to 50% of the fair value of the stock at the date of grant. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. The unvested shares of restricted stock participate equally in dividends with common stock. Restricted stock is considered legally issued at the date of grant, but is not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. All outstanding shares of restricted stock are expected to vest. Cash proceeds from the issuance of restricted stock for the years ended December 31, 2018, 2017, and 2016 were $4.5 million, $4.4 million, and $3.7 million, respectively.
Stock-based compensation expense for restricted stock awards is calculated based on the fair value of the award on the date of grant, which is recognized on a straight line basis over the requisite service period. The Company’s stock-based compensation expense recorded in selling, general and administrative expenses in the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016 included $4.1 million, $3.7 million, and $4.1 million, respectively, for restricted stock awards. As of December 31, 2018, total unrecognized compensation expense included $4.9 million related to unvested restricted stock, which is expected to be recognized over the weighted average remaining requisite service period of approximately two years.

The table below reflects restricted stock activity under the Company’s equity plan for the year ended December 31, 2018.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Non-vested restricted stock shares at January 1, 2018	380,950	$30.24	$24.6
Granted	93,139	47.85
Vested	(144,000)	24.22
Forfeited	—	—
Non-vested restricted stock shares at December 31, 2018	330,089	$37.84	$24.6
Restricted stock units are awarded to members of the board of directors as allowed under the Plan. The awards allow for the issuance of a share of the Company’s common stock for each vested unit upon the earliest of termination of service as a member of the board of directors or five years after the date of the award. During the year ended December 31, 2018, 10,707 restricted stock units were awarded at a weighted average fair value of $107.39. At December 31, 2018, there were 47,593 restricted stock units outstanding, with an intrinsic value of $5.3 million, which vested upon award.
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
The Company’s unvested stock-based payment awards include unvested shares awarded as restricted stock awards. See Note 11, “Stockholders’ Equity and Stock-Based Compensation,” for a discussion of the current year unvested stock awards and issuances.
Earnings per Share - Basic
The following table sets forth the computation of earnings per share using the two-class method (in thousands, except share and per share amounts):

	Years ended December 31,
	2018	2017	2016
Basic earnings per share:
Net income	$157,981	$156,963	$94,760
Allocation of net income to common stockholders:
Common stock	$157,096	$155,995	$93,919
Unvested participating shares	885	968	841
	$157,981	$156,963	$94,760

Weighted average number of common shares:
Common stock	57,812,602	58,873,196	59,229,069
Unvested participating shares	325,289	366,029	531,364
Earnings per common share:
Common stock	$2.72	$2.65	$1.59

Earnings per Share - Diluted
The Company calculates diluted earnings per share for common stock using the more dilutive of the treasury stock method, or the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

	Years ended December 31,
	2018	2017	2016
Diluted earnings per share:
Earnings allocated to common stock	$157,096	$155,995	$93,919
Plus earnings allocated to unvested participating shares	885	968	841
Less adjusted earnings allocated to unvested participating shares	(867)	(947)	(822)
Earnings allocated to common stock	$157,114	$156,016	$93,938

Weighted average number of common shares:
Common stock	57,812,602	58,873,196	59,229,069
Effect of dilutive securities	1,188,067	1,380,495	1,365,826
	59,000,669	60,253,691	60,594,895
Earnings per common share:
Common stock	$2.66	$2.59	$1.55
Options outstanding to purchase 0.5 million, 0.6 million and 0.5 million shares of common stock were excluded from diluted earnings per share for the years ended December 31, 2018, 2017, and 2016, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.
13. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases space for certain of its child care and early education centers, corporate offices, call centers, and to a lesser extent, various office equipment, under noncancelable operating leases. Most of the leases expire within 10 and 15 years and many contain renewal options for various periods. Rent expense for the years ended December 31, 2018, 2017, and 2016 totaled $127.4 million, $116.7 million and $103.1 million, respectively.
Future minimum payments under noncancelable operating leases as of December 31, 2018 are as follows for the years ending December 31 (in thousands):

2019	$120,352
2020	114,628
2021	101,710
2022	95,529
2023	87,530
Thereafter	476,861
Total future minimum lease payments	$996,610
Letters of Credit
The Company has 47 letters of credit outstanding used to guarantee certain rent payments for up to $1.9 million. These letters of credit are guaranteed by cash deposits included in prepaid expenses and other current assets in the consolidated balance sheet. No amounts have been drawn against these letters of credit.
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
14. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees. To be eligible for the 401(k) Plan, an employee must be at least 20.5 years of age and have completed their eligibility period of 60 days and 160 hours of service from date of hire. If they do not meet the 160 hours of service requirement, they may be eligible at 12 months provided they have reached 1,000 hours of service from date of hire. The 401(k) Plan is funded by elective employee contributions of up to 50% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. Expense under the plan, consisting of Company contributions and plan administrative expenses paid by the Company, totaled approximately $3.4 million, $3.0 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company maintains a Non-qualified Deferred Compensation Plan (the “NQDC Plan”) for eligible employees. Eligible employees are employees who have capped contribution levels in our existing 401(k) Plan due to the thresholds dictated by the IRS definition of “highly compensated” employees, as well as other employees at the Company’s discretion. The NQDC Plan is funded by elective employee contributions of up to 50% of their base compensation and up to 100% of other forms of compensation, as defined. Under the NQDC Plan, the Company matches 25% of employee contributions for each participant up to $2,500. The Company holds investments in company-owned life insurance policies to offset the Company’s liabilities under the NQDC Plan. Total investments, included in other assets in the consolidated balance sheet, and NQDC Plan liabilities, included in other long-term liabilities in the consolidated balance sheet, were $6.4 million and $6.7 million at December 31, 2018, respectively. Total investments and plan liabilities were $5.1 million and $5.3 million at December 31, 2017, respectively.
15. SEGMENT AND GEOGRAPHIC INFORMATION
Bright Horizons’ services are comprised of full service center-based child care, back-up care, and educational advisory services. As such, the Company has determined that it has three operating segments, which are also its reportable segments. Full service center-based child care includes the traditional center-based child care, preschool, and elementary education, which have similar operating characteristics and meet the criteria for aggregation. The Company’s back-up care segment consists of center-based back-up child care, and in-home child and adult/elder dependent care. The Company’s educational advisory services segment consists of tuition reimbursement program management and related educational consulting services, and college admissions advisory services, which have similar operating characteristics and meet the criteria for aggregation. The Company and its chief operating decision makers evaluate performance based on revenues and income from operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein. Revenue and income from operations by reportable segment is as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Year ended December 31, 2018
Revenue	$1,586,323	$245,498	$71,361	$1,903,182
Income from operations (1)	152,006	68,462	18,627	239,095
Year ended December 31, 2017
Revenue	$1,457,754	$224,264	$58,887	$1,740,905
Income from operations (2)	130,289	60,373	14,777	205,439
Year ended December 31, 2016
Revenue	$1,321,699	$200,106	$48,036	$1,569,841
Income from operations (3)	129,693	57,620	9,925	197,238

(1)
For the year ended December 31, 2018, income from operations includes $1.9 million of transaction costs related to an amendment to the credit agreement, a secondary offering, and completed acquisitions, all of which were allocated to the full service center-based child care segment.

(2)
For the year ended December 31, 2017, income from operations includes transaction costs of $3.7 million associated with the disposition of our remaining assets in Ireland, and $3.3 million related to amendments to the credit agreement and secondary offerings, all of which were allocated to the full service center-based child care segment.

(3)
For the year ended December 31, 2016, income from operations includes $2.5 million of transaction costs associated with secondary offerings, completed acquisitions, an amendment to the credit agreement, and the November 2016 debt refinancing, all of which were allocated to the full service center-based child care segment.

Refer to Note 2, “Revenue Recognition,” for revenue by geographic region. Long-lived assets by geographic region are as follows (in thousands):

	December 31,
Long-lived assets	2018	2017	2016
North America	$347,715	$333,526	$322,267
Europe	249,426	241,659	207,165
Total long-lived assets	$597,141	$575,185	$529,432
The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations. Long-lived assets were $346.3 million, $331.8 million, and $320.5 million at December 31, 2018, 2017, and 2016, respectively, in the United States, and $231.8 million, $226.5 million, and $193.9 million at December 31, 2018, 2017, and 2016, respectively, in the United Kingdom. Long-lived assets associated with other countries were not material.
16. TRANSACTIONS WITH RELATED PARTIES
Certain of the Company’s stockholders have sold shares of the Company’s common stock in secondary offerings totaling 4.6 million, 8.2 million, and 4.1 million shares in the years ended December 31, 2018, 2017, and 2016, respectively.
The Company purchased 0.8 million, 1.7 million, and 1.0 million, of the shares sold in the secondary offerings in 2018, 2017, and 2016, respectively, from investment funds affiliated with Bain Capital Partners LLC and other selling stockholders at the same price per share paid by the underwriter to the selling stockholders. In the secondary offering completed March 2018, investment funds affiliated with Bain Capital Partners LLC sold their remaining holdings of the Company’s common stock.
17. QUARTERLY RESULTS (UNAUDITED)
In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of the results of any future quarter.
Selected quarterly financial information follows for the years ended December 31, 2018 and 2017 (in thousands, except share and per share amounts):

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$463,657	$489,699	$471,585	$478,241
Gross profit	113,544	126,037	113,040	120,634
Income from operations	55,284	64,624	55,460	63,727
Net income	37,298	40,426	33,600	46,657
Allocation of net income to common stockholders:
Common stock—basic	37,100	40,196	33,409	46,391
Common stock—diluted	37,104	40,200	33,413	46,397
Earnings per common share:
Common stock—basic	$0.64	$0.70	$0.58	$0.80
Common stock—diluted	$0.62	$0.68	$0.57	$0.79

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$422,164	$445,546	$433,316	$439,879
Gross profit	104,934	114,341	103,194	108,141
Income from operations	51,404	56,806	44,963	52,266
Net income (1)	41,374	33,040	31,105	51,444
Allocation of net income to common stockholders:
Common stock—basic	41,151	32,828	30,905	51,111
Common stock—diluted	41,157	32,833	30,909	51,117
Earnings per common share:
Common stock—basic	$0.69	$0.56	$0.53	$0.88
Common stock—diluted	$0.68	$0.54	$0.51	$0.86

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
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, such disclosure controls and procedures were effective.
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
Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.
Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Independent Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which follows below.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Bright Horizons Family Solutions Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.
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
February 27, 2019

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” The remaining information required by this Item 10 will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2018 (the “Definitive Proxy Statement”) and is incorporated herein by reference.
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

Exhibit Number	Exhibit Title
10.3.1
Incremental and Amendment and Restatement Agreement, dated as of November 7, 2016, among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and the Incremental Term Lenders as parties thereto (incorporated by reference to Exhibit 10.3(1) to the Company’s Annual Report on Form 10-K, filed March 1, 2017)

10.3.2
Credit Agreement, as amended and restated as of November 7, 2016, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., JPMorgan Chase Bank, N.A., the Lenders and other parties thereto, as previously named (incorporated by reference to Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K, filed March 1, 2017)

10.4†
Form of Non-Statutory Time-Based Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.5†
Form of Non-Statutory Performance-Based Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.6†
Form of Non-Statutory Continuation Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.7†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Stephen I. Dreier (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-188903, filed May 29, 2013)

10.8†
Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(1) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

10.9†
Form of Non-Statutory Stock Option Agreement (Employees) under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(2) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

10.10†
Bright Horizons Family Solutions Inc. 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated Effective as of June 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.11†*	Consulting Agreement between Bright Horizons Family Solutions LLC and Mandy Berman
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

10.15†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)
10.16†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed March 2, 2015)
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

10.25†	Form of Restricted Stock Agreement under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)
10.26†
Form of Restricted Stock Unit Agreement (Directors) under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)

10.27†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Stephen Kramer (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)

10.28†	Bright Horizons Family Solutions Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)
10.29†	Bright Horizons Family Solutions Inc. 2017 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)
10.30†
Form of Non-Statutory Stock Option Agreement (Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.31†
Form of Restricted Stock Unit Agreement (Directors) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.32†
Form of Restricted Stock Agreement under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.33
Amendment Agreement, dated as of May 8, 2017, among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., JPMorgan Chase Bank, N.A., the Existing Lenders as parties thereto and the New Lenders as parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.34
Amendment to Credit Agreement, dated as of November  30, 2017, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp, JPMorgan Chase Bank, N.A., as Administrative Agent, L/C Issuer and assignee Lender under Sections 2(b) and 3(b) thereof, each other Loan Party, and the Lenders as parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed December 1, 2017)

10.35
Third Amendment to Credit Agreement, dated as of May 31, 2018, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., JPMorgan Chase Bank, N.A., as Administrative Agent, L/C Issuer and assignee Lender under Sections 2(b) and 3(b) thereof, each other Loan Party, and the Lenders as parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed June 4, 2018)

21.1*	Subsidiaries of Bright Horizons Family Solutions Inc.
23.1*	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP
31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer
31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer
32.1**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer
32.2**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit Number	Exhibit Title
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits filed herewith
**	Exhibits furnished herewith
†	Management contract or compensatory plan
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
Date: February 27, 2019

Bright Horizons Family Solutions Inc.
By:	/s/ Stephen H. Kramer
Name:	Stephen H. Kramer
Title:	Chief Executive Officer and President
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen H. Kramer	Director, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2019
Stephen H. Kramer

/s/ Elizabeth Boland	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2019
Elizabeth Boland

/s/ David Lissy	Director, Executive Chairman	February 27, 2019
David Lissy

/s/ Lawrence Alleva	Director	February 27, 2019
Lawrence Alleva

/s/ Julie Atkinson	Director	February 27, 2019
Julie Atkinson

/s/ Joshua Bekenstein	Director	February 27, 2019
Joshua Bekenstein

/s/ Roger Brown	Director	February 27, 2019
Roger Brown

/s/ E. Townes Duncan	Director	February 27, 2019
E. Townes Duncan

/s/ Jordan Hitch	Director	February 27, 2019
Jordan Hitch

/s/ Marguerite Kondracke	Director	February 27, 2019
Marguerite Kondracke

/s/ Sara Lawrence-Lightfoot	Director	February 27, 2019
Sara Lawrence-Lightfoot

/s/ Linda Mason	Director	February 27, 2019
Linda Mason

/s/ Cathy E. Minehan	Director	February 27, 2019
Cathy E. Minehan

/s/ Mary Ann Tocio	Director	February 27, 2019
Mary Ann Tocio