Form 10-Q
period 2019-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2019-05-09
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number: 001-35780
__________________________________________________
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
(Exact name of Registrant as specified in its charter)
__________________________________________________

Delaware	80-0188269
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

200 Talcott Avenue, Watertown, MA	02472
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (617) 673-8000
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	BFAM	New York Stock Exchange
As of April 26, 2019, the Company had 58,089,568 shares of common stock, $0.001 par value, outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended March 31, 2019

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements (Unaudited)
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20,129	$15,450
Accounts receivable — net	130,298	131,178
Prepaid expenses and other current assets	37,208	47,263
Total current assets	187,635	193,891
Fixed assets — net	603,117	597,141
Goodwill	1,381,044	1,347,611
Other intangibles — net	322,388	323,035
Operating lease right-of-use assets	651,480	—
Other assets	50,872	62,628
Total assets	$3,196,536	$2,524,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Borrowings under revolving credit facility	50,150	118,200
Accounts payable and accrued expenses	153,328	154,195
Current portion of operating lease liabilities	79,617	—
Deferred revenue	195,633	170,416
Other current liabilities	24,778	30,224
Total current liabilities	514,256	483,785
Long-term debt — net	1,034,664	1,036,870
Operating lease liabilities	636,831	71,817
Other long-term liabilities	92,614	75,368
Deferred revenue	5,673	5,683
Deferred income taxes	75,486	71,306
Total liabilities	2,359,524	1,744,829
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,773,679 and 57,494,468 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	58	57
Additional paid-in capital	660,032	648,651
Accumulated other comprehensive loss	(58,244)	(62,355)
Retained earnings	235,166	193,124
Total stockholders’ equity	837,012	779,477
Total liabilities and stockholders’ equity	$3,196,536	$2,524,306
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)

	Three months ended March 31,
	2019	2018
Revenue	$501,758	$463,657
Cost of services	374,811	350,113
Gross profit	126,947	113,544
Selling, general and administrative expenses	55,875	50,212
Amortization of intangible assets	8,162	8,048
Income from operations	62,910	55,284
Interest expense — net	(11,948)	(11,503)
Income before income tax	50,962	43,781
Income tax expense	(8,920)	(6,483)
Net income	$42,042	$37,298

Earnings per common share:
Common stock — basic	$0.73	$0.64
Common stock — diluted	$0.71	$0.62

Weighted average number of common shares outstanding:
Common stock — basic	57,679,041	58,190,819
Common stock — diluted	58,752,384	59,448,031
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three months ended March 31,
	2019	2018
Net income	$42,042	$37,298
Other comprehensive income:
Foreign currency translation adjustments	6,978	20,593
Unrealized (loss) gain on interest rate swaps and investments, net of tax	(2,867)	4,903
Total other comprehensive income	4,111	25,496
Comprehensive income	$46,153	$62,794
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	57,494,468	$57	$648,651	$—	$(62,355)	$193,124	$779,477
Stock-based compensation expense			3,106				3,106
Issuance of common stock under the Equity Incentive Plan	303,929	1	11,054				11,055
Options received in net share settlement of stock option exercises and vesting of restricted stock	(24,718)	—	(2,779)				(2,779)
Other comprehensive income					4,111		4,111
Net income						42,042	42,042
Balance at March 31, 2019	57,773,679	$58	$660,032	$—	$(58,244)	$235,166	$837,012

	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	58,013,144	$58	$747,155	$—	$(33,296)	$35,143	$749,060
Stock-based compensation expense			2,891				2,891
Issuance of common stock under the Equity Incentive Plan	404,080	1	11,332				11,333
Options received in net share settlement of stock option exercises and vesting of restricted stock	(33,240)	—	(3,176)				(3,176)
Purchase of treasury stock				(85,725)			(85,725)
Retirement of treasury stock	(839,852)	(1)	(85,724)	85,725			—
Other comprehensive income					25,496		25,496
Net income						37,298	37,298
Balance at March 31, 2018	57,544,132	$58	$672,478	$—	$(7,800)	$72,441	$737,177
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,042	$37,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,462	24,683
Stock-based compensation expense	3,106	2,891
Deferred income taxes	3,796	(490)
Non-cash lease expense	927	8
Other — net	533	716
Changes in assets and liabilities:
Accounts receivable	2,587	10,009
Prepaid expenses and other current assets	2,128	(15,184)
Accounts payable and accrued expenses	(589)	25,037
Deferred revenue	23,927	22,525
Operating lease liabilities	2,551	578
Other assets	(1,307)	(2,830)
Other current and long-term liabilities	850	607
Net cash provided by operating activities	107,013	105,848
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(24,195)	(12,812)
Proceeds from the disposal of fixed assets	3,134	45
Purchases of investments	(20,011)	—
Payments and settlements for acquisitions — net of cash acquired	(19,490)	(16,716)
Net cash used in investing activities	(60,562)	(29,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	110,500	209,700
Payments under revolving credit facility	(178,650)	(207,400)
Principal payments of long-term debt	(2,688)	(2,688)
Purchase of treasury stock	(60)	(85,725)
Taxes paid related to the net share settlement of stock options and restricted stock	(2,779)	(3,176)
Proceeds from issuance of common stock upon exercise of options	7,809	7,846
Proceeds from issuance of restricted stock	3,605	4,457
Payments of contingent consideration for acquisitions	—	(2,615)
Net cash used in financing activities	(62,263)	(79,601)
Effect of exchange rates on cash, cash equivalents and restricted cash	548	431
Net decrease in cash, cash equivalents and restricted cash	(15,264)	(2,805)
Cash, cash equivalents and restricted cash — beginning of period	38,478	36,570
Cash, cash equivalents and restricted cash — end of period	$23,214	$33,765

	Three months ended March 31,
	2019	2018
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$20,129	$20,324
Restricted cash, included in prepaid expenses and other current assets	3,085	5,441
Restricted cash and cash equivalents, included in other assets	—	8,000
Total cash, cash equivalents and restricted cash — end of period	$23,214	$33,765

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$11,383	$11,054
Cash payments of income taxes	$3,094	$551
NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$4,869	$2,973
Contingent consideration issued in business combination	$16,375	$—
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based child care and early education, back-up care (for children and adults/elders), tuition reimbursement program management and related educational consulting services, college admissions advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Puerto Rico, Canada, and India. The Company provides services designed to help employers, families and adult learners better address the challenges of work and family life primarily under multi-year contracts with employers who offer child care and other dependent care solutions, as well as educational advisory services, as part of their employee benefits packages in an effort to improve employee engagement.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of March 31, 2019 and the condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2019 and 2018 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 31, 2019 and the condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2019 and 2018, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Reclassification — The presentation of the condensed consolidated statement of cash flows for the three months ended March 31, 2018 has been revised to include restricted cash balances within the reported cash, cash equivalents, and restricted cash as of March 31, 2018 and exclude changes in restricted cash from operating cash flows. The end of period amount was previously reported without the restricted cash balance included therein.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. At March 31, 2019, $259.0 million remained available under the repurchase program.
Comprehensive Income or Loss — Comprehensive income or loss is comprised of net income or loss, foreign currency translation adjustments, and unrealized gains or losses from interest rate swaps and investments, net of tax.  The reclassification of accumulated other comprehensive income items into earnings is limited to net gains on interest rate swaps that are discussed in Note 6, Credit Arrangements and Debt Obligations.  As of March 31, 2019, the balance of accumulated other comprehensive loss of $58.2 million includes $60.7 million of cumulative foreign currency translation adjustments, offset by a $2.5 million unrealized gain, net of tax, from interest rate swaps.
Recently Adopted Pronouncements — On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), which requires lessees to recognize on the balance sheet assets and liabilities for the rights and obligations created by leases with terms longer than twelve months. The Company adopted the new lease guidance using the modified retrospective approach and the transition method available in accordance with ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides the option to use the effective date as the date of initial application of the guidance. As a result, the comparative information for prior periods has not been adjusted and continues to be reported in accordance with the accounting standards in effect for those periods under the previously applicable guidance.
The Company evaluated its identified leases and applied the new lease guidance as further discussed in Note 3, Leases. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which permitted the Company to not reassess certain accounting aspects of expired or existing leases on transition date.

The adoption of ASC 842 as of January 1, 2019 resulted in the recognition of lease liabilities of $705.7 million, which consisted of current operating lease liabilities of $81.1 million and long-term operating lease liabilities of $624.6 million, and operating lease right-of-use assets (“ROUA”) of $644.3 million. Upon adoption of ASC 842, lease obligations associated with deferred rent and lease incentives recorded under previous guidance were reclassified from other current liabilities and operating lease liabilities to the ROUA. The new lease guidance did not impact the consolidated statement of income or cash flows, or earnings per common share.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The Company adopted the new guidance on January 1, 2019. The new guidance with respect to cash flow and net investment hedge relationships existing on the date of adoption is applied on a modified retrospective basis, and the new presentation and disclosure requirements are applied on a prospective basis. There was no impact to the Company’s consolidated financial statements and related disclosures from the adoption of this guidance.
New Accounting Pronouncements — In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the existing guidance on the accounting for credit losses of certain financial instruments. This guidance requires entities to estimate an expected credit loss over the lifetime of financial assets. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the timing and impact of adoption on the Company’s consolidated financial statements.
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Three months ended March 31, 2019
North America	$304,312	$62,007	$18,744	$385,063
Europe	114,008	2,687	—	116,695
	$418,320	$64,694	$18,744	$501,758
Three months ended March 31, 2018
North America	$283,246	$53,454	$16,353	$353,053
Europe	109,379	1,225	—	110,604
	$392,625	$54,679	$16,353	$463,657

The classification “North America” is comprised of the Company’s United States, Canada, and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations.
Deferred Revenues
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which are recognized as revenue as the performance obligation is satisfied. During the three months ended March 31, 2019, $113.4 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2018. During the three months ended March 31, 2018, $102.8 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2017.
Remaining Performance Obligations
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

3. LEASES
The Company adopted Accounting Standards Codification (“ASC”) No. 842, Leases (“ASC 842”), effective January 1, 2019. As discussed in the recently adopted pronouncements section of Note 1, Organization and Basis of Presentation, the effective date was used as the date of initial application on transition. Therefore, comparative information for prior periods has not been adjusted and continues to be reported in accordance with the previous guidance under ASC 840, Leases.
The Company has operating leases for certain of its full service and back-up child care and early education centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Canada. Most of the leases expire within 10 years to15 years and many contain options to renew or terminate the leases. Certain of the Company’s lease agreements include variable lease payments based on an index or rate, such as consumer price indices, escalation of rates or market adjustment provisions.
At contract inception, the Company reviews the terms to determine if an arrangement is a lease. For leases with initial terms greater than twelve months, ROUA and lease liabilities are recognized on the consolidated balance sheet based on the present value of the unpaid lease payments at the lease commencement date. Lease payments include fixed lease payments as well as variable payments that depend on an index or rate based on the applicable index or rate at the lease commencement date. ROUA are initially measured as the amount of the initial lease liability, adjusted for initial direct costs, lease payments made at or before the commencement date, and reduced by lease incentives received. The Company includes options to renew or terminate when determining the lease term when it is reasonably certain that the option will be exercised. At commencement date, the Company assesses whether it is reasonably certain to exercise an option by considering all relevant economic factors, including contract-based, asset-based, market-based, and entity-based factors. For leases with a term of one year or less (“short-term leases”), the Company elected to not recognize the lease liability for these arrangements and the lease payments are recognized in the consolidated statement of income on a straight-line basis over the lease term.
The Company’s leases generally do not provide an implicit interest rate, therefore, the Company uses an estimate of its incremental borrowing rate based on the lease terms and economic environment at commencement date in determining the present value of future payments.
The Company’s real estate leases may contain lease and non-lease components. The Company elected to account for lease and non-lease components in a contract as part of a single lease component. The non-lease components typically consist of common-area maintenance and utility costs. Fixed payments are considered part of the single lease component and included in the ROUA and lease liabilities, and variable payments are expensed as incurred. Additionally, lease contracts typically include other costs that do not transfer a separate good or service, such as reimbursement for real estate taxes and insurance, which are expensed as incurred as variable lease costs.
The Company determines if its lease obligations are operating or finance leases at the lease commencement date. The Company does not have any finance leases as of March 31, 2019. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments, including those related to changes in the commencement date index or rate, are recorded to the consolidated statement of income as incurred. The Company’s lease agreements do not contain material restrictive covenants.
Lease Expense
The components of lease expense were as follows (in thousands):

	Consolidated Statement of Income Classification	Three months ended March 31, 2019
Operating lease expense (1)	Cost of Services and Selling, general and administrative expenses	$30,960
Variable lease expense (1)	Cost of Services and Selling, general and administrative expenses	8,333
Total lease expense		$39,293
(1) Excludes short-term lease expense and sublease income, which were immaterial for the period presented.
Rent expense for the three months ended March 31, 2018 was $30.8 million, as determined under ASC 840.

Other Information
Supplemental cash flow information was as follows (in thousands):

Three months ended March 31, 2019
Operating Cash Flows:
Cash paid for amounts included in the measurement of lease liabilities	$30,034
Non-cash Transaction:
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$24,496
The weighted average remaining lease term and the weighted average discount rate as of March 31, 2019 were as follows:

Operating Leases
Weighted average remaining lease term (in years)	11.3
Weighted average discount rate	6.5%

Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of March 31, 2019 (in thousands):

Operating Leases
Remainder of 2019	$83,199
2020	120,980
2021	105,723
2022	100,006
2023	91,622
Thereafter	498,783
Total lease payments	1,000,313
Less imputed interest	(283,865)
Total lease liabilities	716,448
Less current portion of operating lease liabilities	(79,617)
Long-term operating lease liabilities	$636,831

As of March 31, 2019, the Company had additional operating leases that have not yet commenced with total payments of $96.1 million. These leases are expected to commence between the second quarter of fiscal 2019 and the first quarter of fiscal 2021 with initial lease terms of generally 10 years to 15 years.
As of December 31, 2018, we disclosed the following future payments under operating leases as determined in accordance with the previous guidance under ASC 840 (in thousands):

Operating Leases
2019	$120,352
2020	114,628
2021	101,710
2022	95,529
2023	87,530
Thereafter	476,861
Total future minimum lease payments	$996,610

4. ACQUISITIONS
The Company’s growth strategy includes expansion through strategic and synergistic acquisitions. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.
2019 Acquisitions
During the three months ended March 31, 2019, the Company acquired one center in the United States and one back-up care provider in the United Kingdom, in two separate business acquisitions, which were each accounted for as business combinations. These businesses were acquired for cash consideration of $19.5 million, net of cash acquired of $0.4 million, and consideration payable of $0.3 million. Additionally, contingent consideration of up to $19.7 million may be payable over the next four years if certain future performance targets in the back-up care segment are met. The Company recorded a preliminary fair value estimate of the contingent consideration of $16.4 million, as disclosed in Note 9, Fair Value Measurements. The Company recorded goodwill of $28.7 million related to the back-up care segment, which will not be deductible for tax purposes, and $1.6 million related to the full service center-based child care segment, which will be deductible for tax purposes. In addition, the Company recorded intangible assets of $7.2 million, primarily consisting of client relationships that will be amortized over five years, as well as fixed assets of $1.9 million, and deferred tax liabilities of $1.4 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2019, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed, and finalizes its determination of the estimated fair value of the contingent consideration at the date of acquisition. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
2018 Acquisitions
During the year ended December 31, 2018, the Company acquired ten centers in the Netherlands, six centers in the United States, and 20 centers in the United Kingdom in seven separate business acquisitions, which were each accounted for as business combinations. The centers were acquired for cash consideration of $66.8 million, net of cash acquired of $4.2 million, and consideration payable of $5.4 million. The Company recorded goodwill of $60.3 million related to the full service center-based child care segment, of which $13.9 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $8.6 million, consisting of trademarks and customer relationships that will be amortized over two years to five years, as well as fixed assets of $8.3 million, working capital of $1.1 million, and deferred tax liabilities of $1.9 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2019, the purchase price allocations for five of the 2018 acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
During the year ended December 31, 2018, the Company paid $3.1 million for the settlement of a portion of the contingent consideration related to an acquisition completed in 2016. During the three months ended March 31, 2018, the Company paid $2.7 million of this settlement, of which $2.6 million was accrued contingent consideration with the remaining balance recorded to the income statement.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Balance at January 1, 2018	$1,114,886	$168,105	$23,801	$1,306,792
Additions from acquisitions	60,266	—	—	60,266
Effect of foreign currency translation	(19,447)	—	—	(19,447)
Balance at December 31, 2018	1,155,705	168,105	23,801	1,347,611
Additions from acquisitions	1,596	28,717	—	30,313
Effect of foreign currency translation	3,339	(219)	—	3,120
Balance at March 31, 2019	$1,160,640	$196,603	$23,801	$1,381,044

The Company also has intangible assets, which consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

March 31, 2019	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	14 years	$398,840	$(261,653)	$137,187
Trade names	7 years	10,269	(6,002)	4,267
		409,109	(267,655)	141,454
Indefinite-lived intangibles:
Trade names	N/A	180,934	—	180,934
		$590,043	$(267,655)	$322,388

December 31, 2018	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$391,220	$(253,588)	$137,632
Trade names	7 years	10,183	(5,609)	4,574
		401,403	(259,197)	142,206
Indefinite-lived intangibles:
Trade names	N/A	180,829	—	180,829
		$582,232	$(259,197)	$323,035

The Company estimates that it will record amortization expense related to intangible assets existing as of March 31, 2019 as follows over the next five years (in thousands):

Intangible Asset Amortization
Remainder of 2019	$24,002
2020	$29,492
2021	$27,340
2022	$24,973
2023	$23,799

6. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
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
Outstanding term loan borrowings were as follows (in thousands):

	March 31, 2019	December 31, 2018
Term loans	$1,053,500	$1,056,188
Deferred financing costs and original issue discount	(8,086)	(8,568)
Total debt	1,045,414	1,047,620
Less current maturities	10,750	10,750
Long-term debt	$1,034,664	$1,036,870

The revolving credit facility matures on July 31, 2022. Borrowings outstanding on the revolving credit facility were $50.2 million at March 31, 2019 and $118.2 million at December 31, 2018.
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
The effective interest rate for the term loans was 4.25% and 4.27% at March 31, 2019 and December 31, 2018, respectively, and the weighted average interest rate was 4.25% and 3.61% for the three months ended March 31, 2019 and 2018, respectively, prior to the effects of any interest rate swap arrangements. The effective interest rate for the revolving credit facility was 3.50% and 4.76% at March 31, 2019 and December 31, 2018, respectively. The weighted average interest rate for the revolving credit facility was 4.10% and 3.70% for the three months ended March 31, 2019 and 2018, respectively.
Certain financing fees and original issue discount costs are capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs were $0.4 million for the three months ended March 31, 2019 and 2018. Amortization expense of original issue discount costs were $0.1 million for the three months ended March 31, 2019 and 2018.
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

The future principal payments under the term loans at March 31, 2019 were as follows (in thousands):

Term Loans
Remainder of 2019	$8,062
2020	10,750
2021	10,750
2022	10,750
2023	1,013,188
$1,053,500

Interest Rate Swap Agreements
The Company is subject to interest rate risk as all borrowings under the senior secured credit facilities are subject to variable interest. In 2017, the Company entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements on $500 million notional amount of the outstanding term loan borrowings. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The Company is required to make monthly payments on the notional amount at a fixed average interest rate, plus the applicable rate for eurocurrency loans. Effective as of May 31, 2018, the notional amount has been subject to an interest rate of approximately 3.65%. In exchange, the Company receives interest on the notional amount at a variable rate based on the one-month LIBOR rate, subject to a 0.75% floor.
The interest rate swaps are recorded on the Company’s consolidated balance sheet at fair value and classified based on the instruments’ maturity dates. The Company records gains or losses resulting from changes in the fair value of the interest rate swaps to other comprehensive income or loss and subsequently reclassified into earnings and recognized to interest expense in the Company’s consolidated statement of income in the period that the hedged interest expense on the term loan facility is recognized.
The fair value of the interest rate swap agreements was as follows (in thousands):

	Consolidated balance sheet classification	March 31, 2019	December 31, 2018
Interest rate swaps—asset	Other assets	$3,955	$7,901
For the three months ended March 31, 2019, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income
Interest rate swaps	$(3,189)	Interest expense — net	$757	$(3,946)
Income tax effect	858	Income tax expense	(203)	1,061
Net of income taxes	$(2,331)		$554	$(2,885)

For the three months ended March 31, 2018, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income
Interest rate swaps	$6,369	Interest expense — net	$(366)	$6,735
Income tax effect	(1,732)	Income tax expense	100	(1,832)
Net of income taxes	$4,637		$(266)	$4,903
During the next twelve months, the Company estimates that a gain of $2.4 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense, related to these interest rate swap agreements.

7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

Basic earnings per share:	Three months ended March 31,
	2019	2018
Net income	$42,042	$37,298
Allocation of net income to common stockholders:
Common stock	$41,845	$37,100
Unvested participating shares	197	198
	$42,042	$37,298

Weighted average number of common shares:
Common stock	57,679,041	58,190,819
Unvested participating shares	271,153	310,888
Earnings per common share:
Common stock	$0.73	$0.64

Diluted earnings per share:	Three months ended March 31,
	2019	2018
Earnings allocated to common stock	$41,845	$37,100
Plus earnings allocated to unvested participating shares	197	198
Less adjusted earnings allocated to unvested participating shares	(193)	(194)
Earnings allocated to common stock	$41,849	$37,104

Weighted average number of common shares:
Common stock	57,679,041	58,190,819
Effect of dilutive securities	1,073,343	1,257,212
	58,752,384	59,448,031
Earnings per common share:
Common stock	$0.71	$0.62

Options outstanding to purchase 0.8 million shares and 0.4 million shares of common stock were excluded from diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.
8. INCOME TAXES
The Company’s effective income tax rates were 17.5% and 14.8% for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate is based upon estimated income before income tax for the year, by jurisdiction, and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which is included as a reduction of tax expense. During the three months ended March 31, 2019 and 2018, the excess tax benefit from stock-based compensation expense decreased tax expense by $4.6 million and $5.5 million, respectively, and prior to the inclusion of the excess tax benefit, the effective income tax rates approximated 26% and 28%, respectively.
The Company’s unrecognized tax benefits were $5.4 million at both March 31, 2019 and December 31, 2018. The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statute of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $2.5 million, exclusive of interest and penalties.

The Company and its domestic subsidiaries are subject to audit for U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (“IRS”) and have a statute of limitations of three years. The Company's filings for the tax years 2015 through 2018 are subject to audit based upon the federal statute of limitations. State income tax returns are generally subject to examination for a period of three years to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of March 31, 2019, there was one state audit in process and the tax years from 2014 to 2018 are subject to audit.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Canada, Ireland, and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one year to five years.
9. FAIR VALUE MEASUREMENTS
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
The following methods and assumptions were used to estimate the fair value and determine the fair value hierarchy classification of each class of financial measurement.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and borrowings under the revolving credit facility approximates their fair value because of their short-term nature.
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. There were no significant changes to the Company’s exposure to credit risk during the three months ended March 31, 2019.
Long-term debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 1, as defined under U.S. GAAP. As of March 31, 2019 and December 31, 2018, the carrying value and estimated fair value of long-term debt was $1.1 billion and $1.0 billion, respectively.
Interest rate swap agreements — The Company’s interest rate swap agreements are recorded at fair value in other assets on the consolidated balance sheet. As of March 31, 2019 and December 31, 2018, the fair value of the interest rate swaps were $4.0 million and $7.9 million, respectively, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps, it was not considered a significant input. The fair value of the interest rate swaps is classified as Level 2, as defined under U.S. GAAP.

Debt securities — During the three months ended March 31, 2019, the Company purchased marketable debt securities, which were classified as available-for-sale. The Company’s investments in debt securities consist of U.S. Treasury and U.S. government agency securities, and are recorded at fair value, with $6.0 million included in prepaid expenses and other current assets and $13.9 million in other assets on the consolidated balance sheet as of March 31, 2019 based on their scheduled maturity. These securities are valued using quoted prices available in active markets. As such, the Company’s debt securities are classified as Level 1, as defined under U.S. GAAP. As of March 31, 2019, the fair value and amortized cost of the available-for-sale debt securities was $19.9 million. The debt securities held at March 31, 2019 had remaining maturities ranging from less than one year to approximately two years. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in accumulated other comprehensive loss, which were immaterial for the three months ended March 31, 2019. The Company did not realize any gains or losses on its debt securities during the three months ended March 31, 2019. The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment.
Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations as disclosed in Note 4, Acquisitions. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred in the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses in the Company’s consolidated statements of income. The fair value of the contingent consideration recorded in the three months ended March 31, 2019 was calculated using a real options model based on probability-weighted outcomes. The key inputs to the valuation are the projections of future results in relation to the business. The Company classified the contingent consideration liability as a Level 3 fair value measurement due to the lack of observable inputs used in the probability-weighting of payment outcomes.
The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements (in thousands):

Three months ended March 31, 2019
Beginning balance of liabilities for contingent consideration	$1,930
Issuance of contingent consideration in connection with acquisitions	16,375
Foreign currency translation	(105)
Ending balance of liabilities for contingent consideration	$18,200

10. SEGMENT INFORMATION
Bright Horizons’ services are comprised of full service center-based child care, back-up care, and educational advisory services. As such, the Company has determined that it has three operating segments, which are also its reportable segments. The full service center-based child care segment includes the traditional center-based child care, preschool, and elementary education, which have similar operating characteristics and meet the criteria for aggregation. The Company’s back-up care segment consists of center-based back-up child care and in-home child and adult/elder dependent care. The Company’s educational advisory services segment consists of tuition reimbursement program management and related educational consulting services, and college admissions advisory services, which have similar operating characteristics and meet the criteria for aggregation. The Company and its chief operating decision makers evaluate performance based on revenues and income from operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein.

Revenue and income from operations by reportable segment was as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Three months ended March 31, 2019
Revenue	$418,320	$64,694	$18,744	$501,758
Income from operations (1)	41,530	17,117	4,263	62,910

Three months ended March 31, 2018
Revenue	$392,625	$54,679	$16,353	$463,657
Income from operations (2)	36,911	14,125	4,248	55,284

(1)	For the three months ended March 31, 2019, income from operations included $0.4 million of expenses related to completed acquisitions, which have been allocated to the back-up care segment.
(2) For the three months ended March 31, 2018, income from operations included $0.3 million of expenses related to a secondary offering, which have been allocated to the full service center-based child care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industries in which we and our partners operate, demand for services, the impact of accounting principles, pronouncements and policies, including, but not limited to, the new revenue recognition and lease standards, acquisitions and the subsequent integration and expected synergies, our fair value estimates, goodwill from business combinations, the vesting of Company equity, estimates and impact of equity transactions, unrecognized tax benefits and the impact of uncertain tax positions, our effective tax rate, the outcome of tax audits, settlements and tax liabilities, future impact of excess tax benefit, estimates and adjustments, timing to complete tax accounting, amortization expense, foreign currency exchange rates, our credit risk, the impact of seasonality on results of operations, our share repurchase program, the outcome of litigation, legal proceedings and our insurance coverage, debt securities, our interest rate swap, interest rates and projections, interest expense, the use of derivatives or other market risk sensitive instruments, our indebtedness, borrowings under our senior credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources and uses of cash flow, our ability to fund operations, make capital expenditures and payments, and complete share repurchases with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our senior credit facility.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and other factors disclosed from time to time in our other public filings with the Securities and Exchange Commission.
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
Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
We are a leading provider of high-quality child care and early education, as well as other services that are designed to help employers, families and adult learners better address the challenges of work and family life. We are organized into three operating and reporting segments: full service center-based child care, back-up care, and educational advisory services.

We provide services primarily under multi-year contracts with employers who offer child care, as well as other dependent care solutions and educational advisory services, as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of March 31, 2019, we had more than 1,100 client relationships with employers across a diverse array of industries, including more than 150 Fortune 500 companies and more than 80 of Working Mother magazine’s 2018 “100 Best Companies.” At March 31, 2019, we operated 1,079 child care and early education centers, compared to 1,051 centers at March 31, 2018, and had the capacity to serve approximately 120,000 children and their families in the United States, as well as in the United Kingdom, the Netherlands, Canada and India.
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
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,
	2019	%	2018	%
Revenue	$501,758	100.0%	$463,657	100.0%
Cost of services	374,811	74.7%	350,113	75.5%
Gross profit	126,947	25.3%	113,544	24.5%
Selling, general and administrative expenses	55,875	11.1%	50,212	10.8%
Amortization of intangible assets	8,162	1.6%	8,048	1.8%
Income from operations	62,910	12.6%	55,284	11.9%
Interest expense — net	(11,948)	(2.4)%	(11,503)	(2.5)%
Income before income tax	50,962	10.2%	43,781	9.4%
Income tax expense	(8,920)	(1.8)%	(6,483)	(1.4)%
Net income	$42,042	8.4%	$37,298	8.0%

Adjusted EBITDA (1)	$93,838	18.7%	$83,194	17.9%
Adjusted income from operations (1)	$63,343	12.6%	$55,612	12.0%
Adjusted net income (1)	$47,812	9.5%	$42,580	9.2%

(1)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income below under “Non-GAAP Financial Measures and Reconciliation.”
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenue. Revenue increased $38.1 million, or 8%, to $501.8 million for the three months ended March 31, 2019 from $463.7 million for the same period in 2018. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up care services and educational advisory services, and typical annual tuition increases of 3% to 4%. Revenue generated by the full service center-based child care segment in the three months ended March 31, 2019 increased by $25.7 million, or 7%, when compared to the same period in 2018, due in part to overall enrollment increases of approximately 6%, partially offset by the effect of lower foreign currency exchange rates for our United Kingdom and Netherlands operations, which had the effect of decreasing revenue in the full service segment by approximately 2% during the three months ended March 31, 2019.

Revenue generated by the back-up care segment in the three months ended March 31, 2019 increased by $10.0 million, or 18%, when compared to the same period in 2018. Revenue growth in the back-up care segment is primarily attributable to expanded sales, increased utilization and a recent acquisition. Additionally, revenue generated by educational advisory services in the three months ended March 31, 2019 increased by $2.4 million, or 15%, when compared to the same period in the prior year. Revenue growth in the educational advisory services segment is primarily attributable to expanded sales.
Cost of Services. Cost of services increased $24.7 million, or 7%, to $374.8 million for the three months ended March 31, 2019 from $350.1 million for the same period in 2018. Cost of services in the full service center-based child care segment increased $18.9 million, or 6%, to $328.4 million in the three months ended March 31, 2019 when compared to the same period in 2018. Personnel costs, which typically represent approximately 70% of total cost of services for this segment, increased 6% as a result of the enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since March 31, 2018 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which typically represent approximately 30% of total costs of services for this segment, increased 7% in connection with the enrollment growth, certain technology expenses for programs and services, and the incremental occupancy costs associated with centers that have been added since March 31, 2018. Cost of services in the back-up care segment increased $4.4 million, or 13%, to $37.3 million in the three months ended March 31, 2019, primarily due to personnel and increased care provider fees associated with the services provided to the expanding customer base, as well as marketing and technology spending which supports our customer user experience, service delivery and operating efficiency. Cost of services in the educational advisory services segment increased $1.4 million, or 18%, to $9.1 million in the three months ended March 31, 2019 due to personnel and technology costs related to delivering services to the expanding customer base, as well as ongoing spending for systems to support the long-term growth of the segment.
Gross Profit. Gross profit increased $13.4 million, or 12%, to $126.9 million for the three months ended March 31, 2019 from $113.5 million for the same period in 2018. Gross profit margin as a percentage of revenue was 25% for the three months ended March 31, 2019, an increase of approximately 1% compared to the three months ended March 31, 2018. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up care and educational advisory services.
Selling, General and Administrative Expenses (“SGA”). SGA increased $5.7 million, or 11%, to $55.9 million for the three months ended March 31, 2019 compared to $50.2 million for the same period in 2018. SGA was 11% of revenue for the three months ended March 31, 2019, which is consistent with the same period in 2018. SGA increased over the comparable 2018 period due to increases in personnel costs, including annual wage increases, and continued technology spending.
Amortization. Amortization expense on intangible assets of $8.2 million for the three months ended March 31, 2019, increased from $8.0 million for the three months ended March 31, 2018, due to the acquisitions completed in 2018 and 2019, partially offset by decreases from certain intangibles becoming fully amortized during the period.
Income from Operations. Income from operations increased by $7.6 million, to $62.9 million for the three months ended March 31, 2019 when compared to the same period in 2018. Income from operations was 13% of revenue for the three months ended March 31, 2019, which is an increase from 12% in the three months ended March 31, 2018. The change in income from operations was due to the following:

•
Income from operations for the full service center-based child care segment increased $4.6 million, or 13%, in the three months ended March 31, 2019 when compared to the same period in 2018. The increase was due to tuition increases and enrollment gains over the prior year, contributions from new centers that have been added since March 31, 2018, and effective cost management, partially offset by the costs incurred during the pre-opening and ramp-up of certain new lease/consortium centers opened during 2018 and 2019, the incremental costs associated with technology spending in our centers, and the effect of lower foreign currency exchange rates for our United Kingdom an Netherlands operations, which had the effect of decreasing revenue in the full service segment by approximately 2% during the three months ended March 31, 2019.

•
Income from operations for the back-up care segment increased $3.0 million, or 21%, in the three months ended March 31, 2019 when compared to the same period in 2018 due to the expanding revenue base and a decrease in amortization expense from certain intangibles becoming fully amortized, partially offset by spending for technology to support our customer user experience, service delivery and operating efficiency, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the educational advisory services segment for the three months ended March 31, 2019 remained consistent with the same period in 2018 as contributions from the expanding revenue base were offset by ongoing spending for personnel and systems to support the long-term development and growth in this segment.

Net Interest Expense. Net interest expense increased to $11.9 million for the three months ended March 31, 2019 from $11.5 million for the same period in 2018. The increase in interest expense relates to increased average borrowings under our revolving credit facility, as well as increases in the applicable interest rates. Including the effects of the interest rate swap arrangements, the weighted average interest rate for the term loans and revolving credit facility was 4.0% and 3.7% for the three months ended March 31, 2019 and 2018, respectively. Based on our current projections of interest rates, we estimate that our overall weighted average interest rate will approximate 4.0% to 4.5% for the remainder of 2019.
Income Tax Expense. We recorded income tax expense of $8.9 million during the three months ended March 31, 2019, at an effective income tax rate of 18%, compared to income tax expense of $6.5 million during the three months ended March 31, 2018, at an effective income tax rate of 15%. The difference in the effective income tax rates as compared to the statutory income tax rates is primarily due to the effects of including the excess tax benefits associated with the exercise of stock options and vesting of restricted stock as a reduction of income tax expense. During the three months ended March 31, 2019 and 2018, the excess tax benefit decreased income tax expense by $4.6 million and $5.5 million, respectively. The effective income tax rate would have approximated 26% and 28% for the three months ended March 31, 2019 and 2018, respectively, prior to the inclusion of the excess tax benefit from stock-based compensation.
Based upon our current estimates of projected excess tax benefits from the exercise of stock options and vesting of restricted stock, we expect the annual effective income tax rate in 2019 to approximate 22% to 24%. These estimates could be impacted by the activity and timing of equity transactions and by the mix of international earnings.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $10.6 million, or 13%, and $7.7 million, or 14%, respectively, for the three months ended March 31, 2019 over the comparable period in 2018 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up care and educational advisory services.
Adjusted Net Income. Adjusted net income increased $5.2 million, or 12%, for the three months ended March 31, 2019 when compared to the same period in 2018, primarily due to the expanded income from operations.

Non-GAAP Financial Measures and Reconciliation
In our quarterly and annual reports, earnings press releases and conference calls, we discuss key financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”) to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures of adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are reconciled from their respective measures determined under GAAP as follows (in thousands, except share data):

	Three Months Ended March 31, 2019
	2019	2018
Net income	$42,042	$37,298
Interest expense — net	11,948	11,503
Income tax expense	8,920	6,483
Depreciation	18,300	16,635
Amortization of intangible assets (a)	8,162	8,048
EBITDA	89,372	79,967
Additional Adjustments:
Non-cash operating lease expense (b)	927	8
Stock-based compensation expense (c)	3,106	2,891
Transaction costs (d)	433	328
Total adjustments	4,466	3,227
Adjusted EBITDA	$93,838	$83,194

Income from operations	$62,910	$55,284
Transaction costs (d)	433	328
Adjusted income from operations	$63,343	$55,612

Net income	$42,042	$37,298
Income tax expense	8,920	6,483
Income before income tax	50,962	43,781
Stock-based compensation expense (c)	3,106	2,891
Amortization of intangible assets (a)	8,162	8,048
Transaction costs (d)	433	328
Adjusted income before income tax	62,663	55,048
Adjusted income tax expense (e)	(14,851)	(12,468)
Adjusted net income	$47,812	$42,580

Weighted average number of common shares — diluted	58,752,384	59,448,031
Diluted adjusted earnings per common share	$0.81	$0.72

(a)
Represents amortization of intangible assets, including $4.7 million for both the three months ended March 31, 2019 and 2018, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents non-cash operating lease expense in accordance with Accounting Standards Codification Topic 842, Leases, in 2019, and Topic 840, Leases, in 2018.

(c)	Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

(d)	Represents transaction costs incurred in connection with completed acquisitions and the March 2018 secondary offering.

(e)
Represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 24% and 23% for the three months ended March 31, 2019 and 2018, respectively. The tax rate for 2019 represents a tax rate of approximately 27% applied to the expected adjusted income before income tax for the full year, less the estimated effect of additional excess tax benefits related to equity transactions for the full year 2019, which the Company estimates will be in the range of $7 million to $10 million. However, the timing, volume and tax benefits associated with such future equity activity will affect these estimates and the estimated effective tax rate for the year.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of lease expense over cash lease expense and stock-based compensation expense, as well as the expenses related to secondary offerings, debt financing transaction expenses, dispositions and acquisitions. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before income tax, net income, diluted earnings per common share, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The Company understands that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up care and educational advisory services, the addition of new centers through development or acquisition, and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. Our revolving credit facility is part of our $1.3 billion senior secured credit facilities, which consist of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. Borrowings outstanding on our revolving credit facility at March 31, 2019 and December 31, 2018 were $50.2 million and $118.2 million, respectively.
We had $20.1 million in cash at March 31, 2019, of which $15.6 million was held in foreign jurisdictions. Operations outside of North America accounted for 23% of the Company’s consolidated revenue for the three months ended March 31, 2019. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the three months ended March 31, 2019 and 2018, and the Company does not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on the Company’s liquidity, capital resources or results from operations for the remainder of 2019.

We had a working capital deficit of $326.6 million and $289.9 million at March 31, 2019 and December 31, 2018, respectively. Our working capital deficit has primarily arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up care and educational advisory segments, as well as to make scheduled principal and interest payments on debt and for share repurchases.
The Company adopted Accounting Standards Codification No. 842, Leases (ASC 842), effective January 1, 2019. Upon adoption, the Company recognized operating lease right-of-use assets, as well as the related short-term and long-term liabilities, for the rights and obligations created by leases with lease terms longer than twelve months. The Company's working capital deficit increased as a result of the adoption due to the additional short-term liabilities recorded. The Company adopted ASC 842 using the modified retrospective method, electing to use the effective date as the date of initial application. Therefore, comparative information for prior periods has not been adjusted. Please refer to the recently adopted pronouncement section of Note 1, Organization and Basis of Presentation, and Note 3, Leases, in our condensed consolidated financial statements for further discussion of the adoption of the new lease standard.
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock effective June 12, 2018. There were no share repurchases during the three months ended March 31, 2019 and at March 31, 2019, $259.0 million remained available under the repurchase program. All repurchased shares have been retired.
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

Cash Flows	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$107,013	$105,848
Net cash used in investing activities	$(60,562)	$(29,483)
Net cash used in financing activities	$(62,263)	$(79,601)
Cash, cash equivalents and restricted cash — beginning of period	$38,478	$36,570
Cash, cash equivalents and restricted cash — end of period	$23,214	$33,765
Cash Provided by Operating Activities
Cash provided by operating activities was $107.0 million for the three months ended March 31, 2019, compared to $105.8 million for the same period in 2018. The increase in cash provided by operating activities primarily resulted from increases in net income, partially offset by changes in working capital arising from the timing of billings and payments when compared to the prior year.
Cash Used in Investing Activities
Cash used in investing activities was $60.6 million for the three months ended March 31, 2019 compared to $29.5 million for the same period in 2018 and was related to acquisitions, and to investments in debt securities and fixed assets. The increase in cash used in investing activities was primarily related to the purchase of $19.8 million in debt securities by our wholly-owned captive insurance company using restricted cash, as well as an increase in fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. In the three months ended March 31, 2019, the Company also used $19.5 million to acquire one back-up care provider and one center, compared to $16.7 million used to acquire ten centers in the three months ended March 31, 2018.

Cash Used in Financing Activities
The Company used $62.3 million in financing activities in the three months ended March 31, 2019 compared to $79.6 million for the same period in 2018. Cash used in financing activities for the three months ended March 31, 2019 was primarily for repayments of $68.2 million, net of borrowings, on the revolving credit facility, payments of debt principal of $2.7 million, and taxes paid related to the net share settlement of stock awards totaling $2.8 million. These uses of cash were offset by proceeds primarily from the exercise of stock options of $7.8 million, and from the issuance and sale of restricted stock of $3.6 million. Cash used in financing activities for the three months ended March 31, 2018 consisted principally of share repurchases of $85.7 million, taxes paid related to the net share settlement of stock awards totaling $3.2 million, and payments of debt principal of $2.7 million. These uses of cash were offset by proceeds from the exercise of stock options of $7.8 million, and from the issuance and sale of restricted stock of $4.5 million.
Debt
As of March 31, 2019, the Company’s $1.3 billion senior secured credit facilities consisted of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows (in thousands):

	March 31, 2019	December 31, 2018
Term loans	$1,053,500	$1,056,188
Deferred financing costs and original issue discount	(8,086)	(8,568)
Total debt	1,045,414	1,047,620
Less current maturities	10,750	10,750
Long-term debt	$1,034,664	$1,036,870
Borrowings outstanding on the revolving credit facility were $50.2 million at March 31, 2019, with $174.8 million of the revolving credit facility available for borrowings, and were $118.2 million at December 31, 2018, with $106.8 million of the revolving credit facility available for borrowings. The revolving credit facility matures on July 31, 2022.
Borrowings under the credit agreement are subject to variable interest rates. The Company mitigates its interest rate exposure with variable-to-fixed interest rate swap agreements with an underlying fixed notional amount of $500 million. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021.
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
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at March 31, 2019. Refer to Note 6, Credit Arrangements and Debt Obligations, in our condensed consolidated financial statements for additional information on our debt and credit arrangements.
Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies
For a discussion of our “Critical Accounting Policies,” refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than changes to the accounting policy for leases as a result of the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), there have been no material changes to our critical accounting policies since December 31, 2018. Please refer to Note 3, Leases, in our condensed consolidated financial statements for further discussion of the adoption of the new lease standard and our accounting policy.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and fluctuations in foreign currency exchange rates. During the three months ended March 31, 2019, our wholly-owned captive insurance entity purchased marketable debt securities with a fair value of approximately $19.9 million, which were classified as available-for-sale. The Company's investments in debt securities consist of U.S. Treasury and U.S. government agency securities and carry a fixed coupon rate. A hypothetical increase in interest rates of 100 basis points would not have a material adverse impact on the fair value of our investment portfolio. Any unrealized gains or losses are recorded in accumulated other comprehensive loss and are realized only if we sold the underlying debt securities prior to maturity.
Other than the purchases of the marketable debt securities, there have been no material changes in the Company's exposure to interest rate or foreign currency exchange rate fluctuations since December 31, 2018. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information regarding market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those disclosed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
January 1, 2019 to January 31, 2019 (2)	20,853	$112.56	—	$258,993
February 1, 2019 to February 28, 2019 (2)	365	$123.10	—	$258,993
March 1, 2019 to March 31, 2019	—	$—	—	$258,993
	21,218		—

(1)
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. There were no share repurchases during the three months ended March 31, 2019.

(2)
During the three months ended March 31, 2019, the Company retired a total of 21,218 shares that had been issued pursuant to restricted stock award agreements in connection with the payment of tax withholding obligations arising as a result of the vesting of such restricted stock awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholding. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, the Company’s $300 million share repurchase authorization.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
10.1*	Sub-Plan for U.K. Employees under 2012 Omnibus Long-Term Incentive Plan.
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
The XBRL instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	May 9, 2019	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)