Form 10-Q
period 2019-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2019-08-07
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
__________________________________________________
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
(Exact name of registrant as specified in its charter)
__________________________________________________

Delaware	001-35780	80-0188269
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

200 Talcott Avenue
Watertown,	Massachusetts	02472
(Address of principal executive offices)		(Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2019, the Company had 58,208,477 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended June 30, 2019

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements (Unaudited)
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$22,656	$15,450
Accounts receivable — net	111,529	131,178
Prepaid expenses and other current assets	52,955	47,263
Total current assets	187,140	193,891
Fixed assets — net	601,271	597,141
Goodwill	1,380,211	1,347,611
Other intangibles — net	314,351	323,035
Operating lease right-of-use assets	666,399	—
Other assets	44,107	62,628
Total assets	$3,193,479	$2,524,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Borrowings under revolving credit facility	—	118,200
Accounts payable and accrued expenses	155,036	154,195
Current portion of operating lease liabilities	80,723	—
Deferred revenue	184,555	170,416
Other current liabilities	22,261	30,224
Total current liabilities	453,325	483,785
Long-term debt — net	1,032,459	1,036,870
Operating lease liabilities	653,971	71,817
Other long-term liabilities	96,008	75,368
Deferred revenue	5,536	5,683
Deferred income taxes	73,818	71,306
Total liabilities	2,315,117	1,744,829
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,898,902 and 57,494,468 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	58	57
Additional paid-in capital	667,154	648,651
Accumulated other comprehensive loss	(73,343)	(62,355)
Retained earnings	284,493	193,124
Total stockholders’ equity	878,362	779,477
Total liabilities and stockholders’ equity	$3,193,479	$2,524,306
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$528,060	$489,699	$1,029,818	$953,356
Cost of services	388,439	363,662	763,250	713,775
Gross profit	139,621	126,037	266,568	239,581
Selling, general and administrative expenses	56,491	53,137	112,366	103,349
Amortization of intangible assets	8,297	8,276	16,459	16,324
Income from operations	74,833	64,624	137,743	119,908
Interest expense — net	(11,723)	(12,161)	(23,671)	(23,664)
Income before income tax	63,110	52,463	114,072	96,244
Income tax expense	(13,783)	(12,037)	(22,703)	(18,520)
Net income	$49,327	$40,426	$91,369	$77,724

Earnings per common share:
Common stock — basic	$0.85	$0.70	$1.57	$1.33
Common stock — diluted	$0.83	$0.68	$1.55	$1.31

Weighted average number of common shares outstanding:
Common stock — basic	57,847,630	57,613,596	57,763,335	57,902,208
Common stock — diluted	58,939,763	58,761,229	58,846,073	59,104,631
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$49,327	$40,426	$91,369	$77,724
Other comprehensive loss:
Foreign currency translation adjustments	(10,796)	(34,281)	(3,818)	(13,688)
Unrealized gain (loss) on interest rate swaps and investments, net of tax	(4,303)	2,085	(7,170)	6,988
Total other comprehensive loss	(15,099)	(32,196)	(10,988)	(6,700)
Comprehensive income	$34,228	$8,230	$80,381	$71,024
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share data) (Unaudited)

	Three months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 1, 2019	57,773,679	$58	$660,032	$—	$(58,244)	$235,166	$837,012
Stock-based compensation expense			4,512				4,512
Issuance of common stock under the Equity Incentive Plan	150,367	—	6,001				6,001
Options received in net share settlement of stock option exercises and vesting of restricted stock	(20,644)	—	(2,761)				(2,761)
Purchase of treasury stock				(630)			(630)
Retirement of treasury stock	(4,500)	—	(630)	630			—
Other comprehensive loss					(15,099)		(15,099)
Net income						49,327	49,327
Balance at June 30, 2019	57,898,902	$58	$667,154	$—	$(73,343)	$284,493	$878,362

	Three months ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 1, 2018	57,544,132	$58	$672,478	$—	$(7,800)	$72,441	$737,177
Stock-based compensation expense			3,698				3,698
Issuance of common stock under the Equity Incentive Plan	156,747	—	3,815				3,815
Options received in net share settlement of stock option exercises and vesting of restricted stock	(40,304)	—	(3,898)				(3,898)
Other comprehensive loss					(32,196)		(32,196)
Net income						40,426	40,426
Balance at June 30, 2018	57,660,575	$58	$676,093	$—	$(39,996)	$112,867	$749,022
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share data) (Unaudited)

	Six months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	57,494,468	$57	$648,651	$—	$(62,355)	$193,124	$779,477
Stock-based compensation expense			7,618				7,618
Issuance of common stock under the Equity Incentive Plan	454,296	1	17,055				17,056
Options received in net share settlement of stock option exercises and vesting of restricted stock	(45,362)	—	(5,540)				(5,540)
Purchase of treasury stock				(630)			(630)
Retirement of treasury stock	(4,500)	—	(630)	630			—
Other comprehensive loss					(10,988)		(10,988)
Net income						91,369	91,369
Balance at June 30, 2019	57,898,902	$58	$667,154	$—	$(73,343)	$284,493	$878,362

	Six months ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2018	58,013,144	$58	$747,155	$—	$(33,296)	$35,143	$749,060
Stock-based compensation expense			6,589				6,589
Issuance of common stock under the Equity Incentive Plan	560,827	1	15,147				15,148
Options received in net share settlement of stock option exercises and vesting of restricted stock	(73,544)	—	(7,074)				(7,074)
Purchase of treasury stock				(85,725)			(85,725)
Retirement of treasury stock	(839,852)	(1)	(85,724)	85,725			—
Other comprehensive loss					(6,700)		(6,700)
Net income						77,724	77,724
Balance at June 30, 2018	57,660,575	$58	$676,093	$—	$(39,996)	$112,867	$749,022
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,369	$77,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,347	49,933
Stock-based compensation expense	7,618	6,589
Deferred income taxes	3,641	(2,347)
Other non-cash adjustments — net	(294)	1,754
Changes in assets and liabilities:
Accounts receivable	21,375	26,158
Prepaid expenses and other current assets	(10,177)	6,411
Accounts payable and accrued expenses	(37)	11,709
Deferred revenue	13,014	9,931
Leases	9,891	2,411
Other assets	(1,371)	(2,745)
Other current and long-term liabilities	2,235	1,251
Net cash provided by operating activities	190,611	188,779
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(48,151)	(39,226)
Proceeds from the disposal of fixed assets	3,136	71
Purchases of investments	(20,024)	—
Payments and settlements for acquisitions — net of cash acquired	(25,860)	(50,624)
Net cash used in investing activities	(90,899)	(89,779)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	158,374	360,800
Payments under revolving credit facility	(276,232)	(375,600)
Principal payments of long-term debt	(5,375)	(5,375)
Payments for debt issuance costs	—	(292)
Purchase of treasury stock	(690)	(85,725)
Taxes paid related to the net share settlement of stock options and restricted stock	(5,540)	(7,074)
Proceeds from issuance of common stock upon exercise of options	13,480	11,661
Proceeds from issuance of restricted stock	3,605	4,457
Payments of contingent consideration for acquisitions	—	(2,615)
Net cash used in financing activities	(112,378)	(99,763)
Effect of exchange rates on cash, cash equivalents and restricted cash	414	530
Net decrease in cash, cash equivalents and restricted cash	(12,252)	(233)
Cash, cash equivalents and restricted cash — beginning of period	38,478	36,570
Cash, cash equivalents and restricted cash — end of period	$26,226	$36,337
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)

	Six months ended June 30,
	2019	2018
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$22,656	$22,912
Restricted cash, included in prepaid expenses and other current assets	3,570	5,425
Restricted cash and cash equivalents, included in other assets	—	8,000
Total cash, cash equivalents and restricted cash — end of period	$26,226	$36,337

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$22,336	$22,930
Cash payments of income taxes	$27,236	$21,814
NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$4,185	$4,500
Contingent consideration issued in business combination	$16,375	$—
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based child care and early education, back-up child and elder care, tuition reimbursement program management, educational advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Puerto Rico, Canada, and India. The Company provides services designed to help employers, families and adult learners better address the challenges of work and family life primarily under multi-year contracts with employers who offer child care and other dependent care solutions, as well as educational advisory services, as part of their employee benefits packages in an effort to improve employee engagement.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of June 30, 2019 and the condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 30, 2019 and the condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2019 and 2018, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Reclassification — The presentation of the condensed consolidated statement of cash flows for the six months ended June 30, 2018 has been revised to include restricted cash balances within the reported cash, cash equivalents, and restricted cash as of June 30, 2018, and to exclude changes in restricted cash from operating cash flows. The end of period amount was previously reported without the restricted cash balance included therein.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. At June 30, 2019, $258.4 million remained available under the repurchase program.
Recently Adopted Pronouncements — On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), which requires lease assets and lease liabilities to be recognized on the balance sheet for the rights and obligations created by lease arrangements. The Company adopted the new lease guidance using the modified retrospective approach and the transition method available in accordance with ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides the option to use the effective date as the date of initial application of the guidance. As a result, the comparative information for prior periods has not been adjusted and continues to be reported in accordance with the accounting standards in effect for those periods under the previously applicable guidance.
The Company evaluated its identified leases and applied the new lease guidance as further discussed in Note 3, Leases. The Company elected the package of practical expedients available under the transition guidance within ASC 842, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs.
The adoption of ASC 842 as of January 1, 2019 resulted in the recognition of lease liabilities of $705.7 million, which consisted of current operating lease liabilities of $81.1 million and long-term operating lease liabilities of $624.6 million, and operating lease right-of-use assets (“ROUA” or “lease assets”) of $644.3 million. Upon adoption of ASC 842, lease obligations associated with deferred rent and lease incentives recorded under previous guidance were reclassified from other current liabilities and operating lease liabilities to the lease assets. The new lease guidance did not impact the consolidated statement of income or cash flows, or earnings per common share.

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
Recently Issued Pronouncements — In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the existing guidance on the accounting for credit losses of certain financial instruments. This guidance requires entities to recognize the expected credit loss over the lifetime of certain financial instruments and modifies the impairment model for available-for-sale debt securities. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. This standard is applied by recording a cumulative effect adjustment to retained earnings upon adoption. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Three months ended June 30, 2019
North America	$317,031	$65,903	$19,431	$402,365
Europe	121,549	4,146	—	125,695
	$438,580	$70,049	$19,431	$528,060
Three months ended June 30, 2018
North America	$295,465	$57,356	$16,756	$369,577
Europe	118,656	1,466	—	120,122
	$414,121	$58,822	$16,756	$489,699

	Full service center-based child care	Back-up care	Educational advisory services	Total
Six months ended June 30, 2019
North America	$621,343	$127,910	$38,175	$787,428
Europe and other	235,557	6,833	—	242,390
	$856,900	$134,743	$38,175	$1,029,818
Six months ended June 30, 2018
North America	$578,711	$110,811	$33,109	$722,631
Europe and other	228,035	2,690	—	230,725
	$806,746	$113,501	$33,109	$953,356
The classification “North America” is comprised of the Company’s United States, Canada, and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations.

Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which are recognized as revenue as the performance obligation is satisfied. During the six months ended June 30, 2019, $138.7 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2018. During the six months ended June 30, 2018, $127.5 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2017.
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
3. LEASES
On January 1, 2019, the Company adopted ASC 842, Leases, which requires lease assets and lease liabilities to be recognized on the balance sheet for the rights and obligations created by lease arrangements. The Company adopted the new guidance using the modified retrospective transition method. Results for periods beginning on January 1, 2019, the effective date, are presented under the updated guidance, while comparative information for prior periods has not been adjusted and continues to be reported in accordance with the previous guidance under ASC 840, Leases.
The Company has operating leases for certain of its full service and back-up child care and early education centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Canada. Most of the leases expire within 10 years to 15 years and many contain renewal options and/or termination provisions. The Company does not have any finance leases as of June 30, 2019.
At contract inception, the Company reviews the terms to determine if an arrangement is a lease, and whether those lease obligations are operating or finance leases. At lease commencement, lease assets and lease liabilities are recognized on the consolidated balance sheet based on the present value of the unpaid lease payments, calculated using the Company’s incremental borrowing rate. Lease commencement occurs on the date the Company takes possession or control of the property or equipment. Leases may contain fixed and variable payment arrangements. Variable lease payments may be based on an index or rate, such as consumer price indices, and include rental escalations or market adjustment provisions. Lease payments used to measure lease liabilities include fixed lease payments as well as variable payments that depend on an index or rate based on the applicable index or rate at the lease commencement date. Lease assets are initially measured as the amount of the initial lease liability, adjusted for initial direct costs, lease payments made at or before the commencement date, and reduced by lease incentives received, such as tenant improvement allowances. The Company does not include options to renew or terminate the lease in the determination of lease assets and lease liabilities until it is reasonably certain that the option will be exercised based on management's assessment of various relevant factors including economic, entity-specific, and market-based factors, among others. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments, including those related to changes in the commencement date index or rate, are expensed as incurred. Lease expense is recognized to cost of services and selling, general and administrative expenses in the consolidated statement of income.
The Company’s leases generally do not provide an implicit interest rate. Therefore, the Company uses an estimate of its incremental borrowing rate, based on the lease terms and economic environment at commencement date, in determining the present value of future payments.
The Company has real estate leases that contain lease and non-lease components and has elected to account for lease and non-lease components in a contract as a single lease component. The non-lease components typically consist of common-area maintenance and utility costs. Fixed payments for non-lease components are considered part of the single lease component and included in the determination of the lease assets and lease liabilities, and variable payments are expensed as incurred. Additionally, lease contracts typically include other costs that do not transfer a separate good or service, such as reimbursement for real estate taxes and insurance, which are expensed as incurred as variable lease costs.
For leases with a term of one year or less (“short-term leases”), the Company elected to not recognize the arrangements on the balance sheet and the lease payments are recognized in the consolidated statement of income on a straight-line basis over the lease term. The Company subleases certain properties that are not used in its operations. Sublease income was not significant for any of the periods presented. The Company’s lease agreements do not contain material restrictive covenants.

Lease Expense
The components of lease expense were as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease expense (1)	$30,429	$61,389
Variable lease expense (1)	8,653	16,986
Total lease expense	$39,082	$78,375
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Other Information
Supplemental cash flow information related to leases was as follows (in thousands):

Six months ended June 30, 2019
Operating Cash Flows:
Cash paid for amounts included in the measurement of lease liabilities	$60,807
Non-cash Transactions:
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$39,954
The weighted average remaining lease term and the weighted average discount rate as of June 30, 2019 were as follows:

Operating Leases
Weighted average remaining lease term (in years)	11
Weighted average discount rate	6.4%

Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of June 30, 2019 (in thousands):

Operating Leases
Remainder of 2019	$53,347
2020	121,050
2021	112,638
2022	104,477
2023	96,127
Thereafter	534,830
Total lease payments	1,022,469
Less imputed interest	(287,775)
Present value of lease liabilities	734,694
Less current portion of operating lease liabilities	(80,723)
Long-term operating lease liabilities	$653,971

As of June 30, 2019, the Company had additional operating leases that have not yet commenced with total payments of $84.0 million. These leases are expected to commence between the third quarter of fiscal 2019 and the fourth quarter of fiscal 2021 with initial lease terms of generally 10 years to 15 years.

Prior Period Disclosures
As of December 31, 2018, future payments under operating leases were as follows as determined in accordance with the previous guidance under ASC 840 and as previously disclosed in the Company’s Annual Report on Form 10-K (in thousands):

Operating Leases
2019	$120,352
2020	114,628
2021	101,710
2022	95,529
2023	87,530
Thereafter	476,861
Total future minimum lease payments	$996,610

Rent expense for the three and six months ended June 30, 2018 was $32.0 million and $62.8 million, respectively, as determined under ASC 840.
4. ACQUISITIONS
The Company’s growth strategy includes expansion through strategic and synergistic acquisitions. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.
2019 Acquisitions and Investments
During the six months ended June 30, 2019, the Company acquired one center in the United States, three centers in the Netherlands, and one back-up care provider in the United Kingdom, in four separate business acquisitions, which were each accounted for as business combinations. These businesses were acquired for cash consideration of $25.9 million, net of cash acquired of $0.4 million, and consideration payable of $0.4 million. Additionally, contingent consideration of up to $19.7 million may be payable over the next four years if certain future performance targets are met. The Company recorded a preliminary fair value estimate of the contingent consideration of $16.4 million, as disclosed in Note 9, Fair Value Measurements. The Company recorded goodwill of $28.7 million related to the back-up care segment, which will not be deductible for tax purposes, and $7.4 million related to the full service center-based child care segment, of which $1.6 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $8.1 million, primarily consisting of client relationships that will be amortized over five years, as well as fixed assets and technology of $2.0 million, and deferred tax liabilities of $1.6 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2019, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed, and finalizes its determination of the estimated fair value of the contingent consideration at the date of acquisition. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
Subsequent to June 30, 2019, the Company invested $5.8 million in a provider of full service and back-up child care services in Germany.
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

The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2019, the purchase price allocations for three of the 2018 acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
During the year ended December 31, 2018, the Company paid $3.1 million for the settlement of a portion of the contingent consideration related to an acquisition completed in 2016. During the six months ended June 30, 2018, the Company paid $2.7 million of this settlement, of which $2.6 million was accrued contingent consideration at acquisition with the remaining balance recorded to the income statement.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Balance at January 1, 2018	$1,114,886	$168,105	$23,801	$1,306,792
Additions from acquisitions	60,266	—	—	60,266
Effect of foreign currency translation	(19,447)	—	—	(19,447)
Balance at December 31, 2018	1,155,705	168,105	23,801	1,347,611
Additions from acquisitions	7,400	28,746	—	36,146
Effect of foreign currency translation	(2,668)	(878)	—	(3,546)
Balance at June 30, 2019	$1,160,437	$195,973	$23,801	$1,380,211

The Company also has intangible assets, which consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	14 years	$398,829	$(268,989)	$129,840
Trade names	6 years	10,120	(6,385)	3,735
		408,949	(275,374)	133,575
Indefinite-lived intangibles:
Trade names	N/A	180,776	—	180,776
		$589,725	$(275,374)	$314,351

December 31, 2018	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$391,220	$(253,588)	$137,632
Trade names	7 years	10,183	(5,609)	4,574
		401,403	(259,197)	142,206
Indefinite-lived intangibles:
Trade names	N/A	180,829	—	180,829
		$582,232	$(259,197)	$323,035

The Company estimates that it will record amortization expense related to intangible assets existing as of June 30, 2019 as follows over the next five years (in thousands):

Intangible asset amortization
Remainder of 2019	$16,719
2020	$29,787
2021	$26,786
2022	$24,611
2023	$23,780

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
Outstanding term loan borrowings were as follows (in thousands):

	June 30, 2019	December 31, 2018
Term loans	$1,050,813	$1,056,188
Deferred financing costs and original issue discount	(7,604)	(8,568)
Total debt	1,043,209	1,047,620
Less current maturities	10,750	10,750
Long-term debt	$1,032,459	$1,036,870

The revolving credit facility matures on July 31, 2022. There were no borrowings outstanding on the revolving credit facility at June 30, 2019. Borrowings outstanding on the revolving credit facility were $118.2 million at December 31, 2018.
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
The effective interest rate for the term loans was 4.15% and 4.27% at June 30, 2019 and December 31, 2018, respectively, and the weighted average interest rate was 4.24% and 3.72% for the six months ended June 30, 2019 and 2018, respectively, prior to the effects of any interest rate swap arrangements. The effective interest rate for the revolving credit facility was 4.76% at December 31, 2018. The weighted average interest rate for the revolving credit facility was 3.75% and 3.91% for the six months ended June 30, 2019 and 2018, respectively.
Certain financing fees and original issue discount costs are capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs were $0.4 million for both the three months ended June 30, 2019 and 2018, and were $0.8 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense of original issue discount costs were $0.1 million for both the three months ended June 30, 2019 and 2018 and were $0.2 million for both the six months ended June 30, 2019 and 2018.
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
The future principal payments under the term loans at June 30, 2019 were as follows (in thousands):

Term Loans
Remainder of 2019	$5,375
2020	10,750
2021	10,750
2022	10,750
2023	1,013,188
$1,050,813

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
The interest rate swaps are recorded on the Company’s consolidated balance sheet at fair value and classified based on the instruments' maturity dates. The Company records gains or losses resulting from changes in the fair value of the interest rate swaps to other comprehensive income or loss and subsequently reclassified into earnings and recognized to interest expense in the Company’s consolidated statement of income in the period that the hedged interest expense on the term loan facility is recognized.
As of June 30, 2019, the fair value of the interest rate swap agreements was a liability of $2.0 million, which was recorded in other long-term liabilities on the consolidated balance sheet. As of December 31, 2018, the fair value of the interest rate swap agreements was an asset of $7.9 million, which was recorded in other assets on the consolidated balance sheet.
For the three months ended June 30, 2019, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$(5,260)	Interest expense — net	$724	$(5,984)
Income tax effect	1,415	Income tax expense	(195)	1,610
Net of income taxes	$(3,845)		$529	$(4,374)

For the three months ended June 30, 2018, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$2,894	Interest expense — net	$30	$2,864
Income tax effect	(787)	Income tax expense	(8)	(779)
Net of income taxes	$2,107		$22	$2,085

For the six months ended June 30, 2019, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$(8,449)	Interest expense—net	$1,480	$(9,929)
Income tax effect	2,273	Income tax expense	(398)	2,671
Net of income taxes	$(6,176)		$1,082	$(7,258)
For the six months ended June 30, 2018, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$9,263	Interest expense — net	$(337)	$9,600
Income tax effect	(2,519)	Income tax expense	93	(2,612)
Net of income taxes	$6,744		$(244)	$6,988
During the next twelve months, the Company estimates that a net loss of $0.2 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded to interest expense, related to these interest rate swap agreements.
7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

Basic earnings per share:	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$49,327	$40,426	$91,369	$77,724
Allocation of net income to common stockholders:
Common stock	$49,088	$40,196	$90,933	$77,296
Unvested participating shares	239	230	436	428
	$49,327	$40,426	$91,369	$77,724

Weighted average number of common shares:
Common stock	57,847,630	57,613,596	57,763,335	57,902,208
Unvested participating shares	281,387	330,089	276,270	320,489
Earnings per common share:
Common stock	$0.85	$0.70	$1.57	$1.33

Diluted earnings per share:	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Earnings allocated to common stock	$49,088	$40,196	$90,933	$77,296
Plus earnings allocated to unvested participating shares	239	230	436	428
Less adjusted earnings allocated to unvested participating shares	(234)	(226)	(427)	(420)
Earnings allocated to common stock	$49,093	$40,200	$90,942	$77,304

Weighted average number of common shares:
Common stock	57,847,630	57,613,596	57,763,335	57,902,208
Effect of dilutive securities	1,092,133	1,147,633	1,082,738	1,202,423
	58,939,763	58,761,229	58,846,073	59,104,631
Earnings per common share:
Common stock	$0.83	$0.68	$1.55	$1.31

Options outstanding to purchase 0.8 million shares and 0.5 million shares of common stock were excluded from diluted earnings per share for the interim periods in 2019 and 2018, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.
8. INCOME TAXES
The Company’s effective income tax rates were 21.8% and 22.9% for the three months ended June 30, 2019 and 2018, respectively, and 19.9% and 19.2% for the six months ended June 30, 2019 and 2018, respectively. The effective income tax rate is based upon estimated income before income tax for the year, by jurisdiction, and estimated permanent tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which is included as a reduction of tax expense. During the three and six months ended June 30, 2019, the excess tax benefit from stock-based compensation expense decreased tax expense by $2.8 million and $7.4 million, respectively. During the three and six months ended June 30, 2018, the excess tax benefit from stock-based compensation expense decreased tax expense by $2.7 million and $8.2 million, respectively. For the three and six months ended June 30, 2019, prior to the inclusion of the excess tax benefit, the effective income tax rates approximated 26%. For the three and six months ended June 30, 2018, prior to the inclusion of the excess tax benefit, the effective income tax rates approximated 28%.
The Company’s unrecognized tax benefits were $5.5 million at June 30, 2019 and $5.4 million at December 31, 2018. The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statute of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $3.3 million, exclusive of interest and penalties.
The Company and its domestic subsidiaries are subject to audit for U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (“IRS”) and have a statute of limitations of three years. The Company's filings for the tax years 2015 through 2018 are subject to audit based upon the federal statute of limitations. State income tax returns are generally subject to examination for a period of three years to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of June 30, 2019, there was one state audit in process and the tax years from 2014 to 2018 are subject to audit.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Canada, Ireland, and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one year to five years.

9. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified using a three-level hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The Company uses observable inputs where relevant and whenever possible. The three levels of the hierarchy are defined as follows:
Level 1 — Fair value is derived using quoted prices from active markets for identical investments.
Level 2 — Fair value is derived using quoted prices for similar instruments from active markets or for identical or similar instruments in markets that are not active; or, fair value is based on model-derived valuations in which all significant inputs and significant value drivers are observable from active markets.
Level 3 — Fair value is derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. There were no significant changes to the Company’s exposure to credit risk during the three and six months ended June 30, 2019.
Long-term debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 1, as defined under U.S. GAAP. As of June 30, 2019 and December 31, 2018, the carrying value of long-term debt was $1.1 billion and the estimated fair value was $1.0 billion.
Interest rate swap agreements — The Company’s interest rate swap agreements are recorded at fair value, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps, it was not considered a significant input. The fair value of the interest rate swaps is classified as Level 2, as defined under U.S. GAAP. As of June 30, 2019, the fair value of the interest rate swap agreements was a liability of $2.0 million, which was recorded in other long-term liabilities on the consolidated balance sheet. As of December 31, 2018, the fair value of the interest rate swap agreements was an asset of $7.9 million, which was recorded in other assets on the consolidated balance sheet.
Debt securities — During the six months ended June 30, 2019, the Company purchased marketable debt securities, which were classified as available-for-sale. The Company’s investments in debt securities consist of U.S. Treasury and U.S. government agency securities, and are recorded at fair value, with $9.0 million included in prepaid expenses and other current assets and $11.0 million in other assets on the consolidated balance sheet as of June 30, 2019 based on their scheduled maturity. These securities are valued using quoted prices available in active markets. As such, the Company’s debt securities are classified as Level 1, as defined under U.S. GAAP. As of June 30, 2019, the fair value and amortized cost of the available-for-sale debt securities was $20.0 million and $19.9 million, respectively. The debt securities held at June 30, 2019 had remaining maturities ranging from less than one year to approximately 1.5 years. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in accumulated other comprehensive loss, which were immaterial for the three and six months ended June 30, 2019. The Company did not realize any gains or losses on its debt securities during the three and six months ended June 30, 2019. The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment.

Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations as disclosed in Note 4, Acquisitions. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred in the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses in the Company’s consolidated statements of income. The fair value of the contingent consideration recorded in the six months ended June 30, 2019 was calculated using a real options model based on probability-weighted outcomes. The key inputs to the valuation are the projections of future financial results in relation to the business included in the performance measurement. The Company classified the contingent consideration liability as a Level 3 fair value measurement due to the lack of observable inputs used in the probability-weighting of payment outcomes.
The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements (in thousands):

Six months ended June 30, 2019
Balance at January 1, 2019	$1,930
Issuance of contingent consideration in connection with acquisitions	16,375
Changes in fair value	346
Foreign currency translation	(518)
Balance at June 30, 2019	$18,133

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains or losses from interest rate swaps and investments, net of tax.  The reclassification of other comprehensive income (loss) items into earnings is limited to net gains or losses on interest rate swaps that are discussed in Note 6, Credit Arrangements and Debt Obligations.
The changes in accumulated other comprehensive loss by component were as follows (in thousands):

	Six months ended June 30, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on investments	Total
Balance at January 1, 2019	$(67,648)	$5,293	$—	$(62,355)
Other comprehensive income (loss) before reclassifications, net of tax	(3,818)	(6,176)	88	(9,906)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(1,082)	—	(1,082)
Net current period other comprehensive income (loss)	(3,818)	(7,258)	88	(10,988)
Balance at June 30, 2019	$(71,466)	$(1,965)	$88	$(73,343)

	Six months ended June 30, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swaps	Total
Balance at January 1, 2018	$(35,556)	$2,260	$(33,296)
Other comprehensive income (loss) before reclassifications, net of tax	(13,688)	6,744	(6,944)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	244	244
Net current period other comprehensive income (loss)	(13,688)	6,988	(6,700)
Balance at June 30, 2018	$(49,244)	$9,248	$(39,996)

11. SEGMENT INFORMATION
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
Revenue and income from operations by reportable segment was as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Three months ended June 30, 2019
Revenue	$438,580	$70,049	$19,431	$528,060
Income from operations	51,827	18,434	4,572	74,833

Three months ended June 30, 2018
Revenue	$414,121	$58,822	$16,756	$489,699
Income from operations (1)	44,940	16,141	3,543	64,624

(1)
For the three months ended June 30, 2018, income from operations included $1.6 million of expenses related to the May 2018 amendment to the credit agreement and completed acquisitions, which have been allocated to the full service center-based child care segment.

	Full service center-based child care	Back-up care	Educational advisory services	Total
Six months ended June 30, 2019
Revenue	$856,900	$134,743	$38,175	$1,029,818
Income from operations (1)	93,357	35,551	8,835	137,743

Six months ended June 30, 2018
Revenue	$806,746	$113,501	$33,109	$953,356
Income from operations (2)	81,851	30,266	7,791	119,908

(1)	For the six months ended June 30, 2019, income from operations includes $0.4 million of expenses related to completed acquisitions which have been allocated to the back-up care segment.

(2)
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
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industries in which we and our partners operate, demand for services, the impact of accounting principles, pronouncements and policies, including, but not limited to, the new lease standard, acquisitions and the subsequent integration and expected synergies, our fair value estimates, goodwill from business combinations, the vesting of Company equity, estimates and impact of equity transactions, unrecognized tax benefits and the impact of uncertain tax positions, our effective tax rate, the outcome of tax audits, settlements and tax liabilities, future impact of excess tax benefits, estimates and adjustments, amortization expense, the impact of foreign currency exchange rates, our credit risk, the impact of seasonality on results of operations, our share repurchase program, the outcome of litigation, legal proceedings and our insurance coverage, debt securities, our interest rate swap, interest rates and projections, interest expense, the use of derivatives or other market risk sensitive instruments, our indebtedness, borrowings under our senior credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources and uses of cash flow, our ability to fund operations, make capital expenditures and payments, and complete share repurchases with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our senior credit facility.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and other factors disclosed from time to time in our other filings with the Securities and Exchange Commission.
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
Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
We are a leading provider of high-quality child care and early education, as well as other services that are designed to help employers, families and adult learners better address the challenges of work and family life. We are organized into three operating and reporting segments: full service center-based child care, back-up care, and educational advisory services.

We provide services primarily under multi-year contracts with employers who offer child care, as well as other dependent care solutions and educational advisory services, as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of June 30, 2019, we had more than 1,100 client relationships with employers across a diverse array of industries, including more than 150 Fortune 500 companies and more than 80 of Working Mother magazine’s 2018 “100 Best Companies.” At June 30, 2019, we operated 1,083 child care and early education centers, compared to 1,065 centers at June 30, 2018, and had the capacity to serve approximately 120,000 children and their families in the United States, as well as in the United Kingdom, the Netherlands, Canada and India.
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

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,
	2019	%	2018	%
Revenue	$528,060	100.0%	$489,699	100.0%
Cost of services	388,439	73.6%	363,662	74.3%
Gross profit	139,621	26.4%	126,037	25.7%
Selling, general and administrative expenses	56,491	10.7%	53,137	10.9%
Amortization of intangible assets	8,297	1.6%	8,276	1.6%
Income from operations	74,833	14.1%	64,624	13.2%
Interest expense — net	(11,723)	(2.2)%	(12,161)	(2.5)%
Income before income tax	63,110	11.9%	52,463	10.7%
Income tax expense	(13,783)	(2.6)%	(12,037)	(2.4)%
Net income	$49,327	9.3%	$40,426	8.3%

Adjusted EBITDA (1)	$105,885	20.1%	$95,377	19.5%
Adjusted income from operations (1)	$74,833	14.2%	$66,211	13.5%
Adjusted net income (1)	$58,458	11.1%	$50,905	10.4%
The following table sets forth statement of income data as a percentage of revenue for the six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Six Months Ended June 30,
	2019	%	2018	%
Revenue	$1,029,818	100.0%	$953,356	100.0%
Cost of services	763,250	74.1%	713,775	74.9%
Gross profit	266,568	25.9%	239,581	25.1%
Selling, general and administrative expenses	112,366	10.9%	103,349	10.8%
Amortization of intangible assets	16,459	1.6%	16,324	1.7%
Income from operations	137,743	13.4%	119,908	12.6%
Interest expense — net	(23,671)	(2.3)%	(23,664)	(2.5)%
Income before income tax	114,072	11.1%	96,244	10.1%
Income tax expense	(22,703)	(2.2)%	(18,520)	(1.9)%
Net income	$91,369	8.9%	$77,724	8.2%

Adjusted EBITDA (1)	$199,723	19.4%	$178,571	18.7%
Adjusted income from operations (1)	$138,176	13.4%	$121,823	12.8%
Adjusted net income (1)	$106,270	10.3%	$93,485	9.8%

(1)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income below under “Non-GAAP Financial Measures and Reconciliation.”

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenue. Revenue increased $38.4 million, or 8%, to $528.1 million for the three months ended June 30, 2019 from $489.7 million for the same period in 2018. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up care and educational advisory services, and typical annual tuition and price increases in the range of 3% to 4%. Revenue generated by the full service center-based child care segment in the three months ended June 30, 2019 increased by $24.5 million, or 6%, when compared to the same period in 2018, due in part to overall enrollment increases of approximately 4%, partially offset by the effect of lower foreign currency exchange rates for our United Kingdom and Netherlands operations, which had the effect of decreasing revenue in the full service segment by approximately 1.5% during the three months ended June 30, 2019.
Revenue generated by the back-up care segment in the three months ended June 30, 2019 increased by $11.2 million, or 19%, when compared to the same period in 2018. Revenue growth in the back-up care segment is primarily attributable to expanded sales, increased utilization and contributions from a recent acquisition. Additionally, revenue generated by educational advisory services in the three months ended June 30, 2019 increased by $2.7 million, or 16%, when compared to the same period in the prior year. Revenue growth in the educational advisory services segment is primarily attributable to expanded sales.
Cost of Services. Cost of services increased $24.8 million, or 7%, to $388.4 million for the three months ended June 30, 2019 from $363.7 million for the same period in 2018. Cost of services in the full service center-based child care segment increased $17.8 million, or 6%, to $338.4 million in the three months ended June 30, 2019 when compared to the same period in 2018. Personnel costs, which typically represent approximately 70% of total cost of services for this segment, increased 7% as a result of the enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since June 30, 2018 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which typically represent approximately 30% of total costs of services for this segment, increased 4% in connection with the enrollment growth, certain technology expenses for programs and services, and the incremental occupancy costs associated with centers that have been added since June 30, 2018. Cost of services in the back-up care segment increased $6.3 million, or 18%, to $40.8 million in the three months ended June 30, 2019, primarily due to personnel and increased care provider fees associated with the services provided to the expanding customer base, as well as marketing and technology spending which supports our customer user experience, service delivery and operating efficiency. Cost of services in the educational advisory services segment increased $0.6 million, or 7%, to $9.2 million in the three months ended June 30, 2019 due to personnel and technology costs related to delivering services to the expanding customer base, as well as ongoing spending for systems to support the long-term growth of the segment.
Gross Profit. Gross profit increased $13.6 million, or 11%, to $139.6 million for the three months ended June 30, 2019 from $126.0 million for the same period in 2018. Gross profit margin as a percentage of revenue was 26% for the three months ended June 30, 2019, an increase of approximately 1% compared to the three months ended June 30, 2018. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up care and educational advisory services.
Selling, General and Administrative Expenses (“SGA”). SGA increased $3.4 million, or 6%, to $56.5 million for the three months ended June 30, 2019 compared to $53.1 million for the same period in 2018. SGA was 11% of revenue for the three months ended June 30, 2019, which is consistent with the same period in 2018. SGA increased over the comparable 2018 period due to increases in personnel costs, including annual wage increases, and continued technology spending.
Amortization. Amortization expense on intangible assets of $8.3 million for the three months ended June 30, 2019, was consistent with the three months ended June 30, 2018, due to increases related to acquisitions completed in 2018 and 2019, offset by decreases from certain intangibles becoming fully amortized during the period.
Income from Operations. Income from operations increased by $10.2 million, to $74.8 million for the three months ended June 30, 2019 when compared to the same period in 2018. Income from operations was 14% of revenue for the three months ended June 30, 2019, which is an increase from 13% in the three months ended June 30, 2018. The increase in income from operations was due to the following:

•
Income from operations for the full service center-based child care segment increased $6.9 million, or 15%, in the three months ended June 30, 2019 when compared to the same period in 2018. Results for the three months ended June 30, 2018 included $1.6 million of transaction costs associated with an amendment to our credit agreement. After taking these charges into account, income from operations increased 11%, due to tuition increases and enrollment gains over the prior year, contributions from new centers that have been added since June 30, 2018, and effective cost management, partially offset by the costs incurred during the pre-opening and ramp-up of certain new lease/consortium centers opened during 2018 and 2019, and the effect of lower foreign currency exchange rates for our United Kingdom and Netherlands operations, which had the effect of decreasing income from operations in the full service segment by approximately 1.5% during the three months ended June 30, 2019.

•
Income from operations for the back-up care segment increased $2.3 million, or 14%, in the three months ended June 30, 2019 when compared to the same period in 2018 due to the expanding revenue base, partially offset by spending for technology to support our customer user experience, service delivery and operating efficiency, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the educational advisory services segment increased $1.0 million, or 29%, in the three months ended June 30, 2019 when compared with the same period in 2018 due to contributions from the expanding revenue base.

Net Interest Expense. Net interest expense decreased to $11.7 million for the three months ended June 30, 2019 from $12.2 million for the same period in 2018. The decrease in interest expense relates to decreased average borrowings under our revolving credit facility. Including the effects of the interest rate swap arrangements, the weighted average interest rate for the term loans and revolving credit facility was 3.9% for the three months ended June 30, 2019 and 2018. Based on our current projections of interest rates, we estimate that our overall weighted average interest rate will approximate 4.0% to 4.25% for the remainder of 2019.
Income Tax Expense. We recorded income tax expense of $13.8 million during the three months ended June 30, 2019, at an effective income tax rate of 22%, compared to income tax expense of $12.0 million during the three months ended June 30, 2018, at an effective income tax rate of 23%. The difference in the effective income tax rates as compared to the statutory income tax rates is primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the three months ended June 30, 2019 and 2018, the excess tax benefit decreased income tax expense by $2.8 million and $2.7 million, respectively. The effective income tax rate would have approximated 26% and 28% for the three months ended June 30, 2019 and 2018, respectively, prior to the inclusion of the excess tax benefit from stock-based compensation expense.
Based upon our current estimates of projected excess tax benefits from the exercise of stock options and vesting of restricted stock, we expect the annual effective income tax rate in 2019 to approximate 22% to 24%. This estimate could be impacted by the activity and timing of equity transactions and by the mix of international earnings.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $10.5 million, or 11%, and $8.6 million, or 13%, respectively, for the three months ended June 30, 2019 over the comparable period in 2018 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up care and educational advisory services.
Adjusted Net Income. Adjusted net income increased $7.6 million, or 15%, for the three months ended June 30, 2019 when compared to the same period in 2018, primarily due to the expanded income from operations.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenue. Revenue increased $76.5 million, or 8%, to $1.0 billion for the six months ended June 30, 2019 from $953.4 million for the same period in 2018. Revenue growth is primarily attributable to contributions from new and ramping full service child care and early education centers, expanded sales of our back-up care and educational advisory services, and typical annual tuition and price increases in the range of 3% to 4%. Revenue generated by the full service center-based child care segment in the six months ended June 30, 2019 increased by $50.2 million, or 6%, when compared to the same period in 2018, due in part to overall enrollment increases of 5%, partially offset by the effect of lower foreign currency exchange rates for our United Kingdom and Netherlands operations, which decreased revenue in the full service segment by approximately 2% for the six month period.
Revenue generated by back-up care services in the six months ended June 30, 2019 increased by $21.2 million, or 19%, when compared to the same period in 2018. Revenue growth in the back-up care segment is primarily attributable to expanded sales, increased utilization and contributions from a recent acquisition. Additionally, revenue generated by educational advisory services in the six months ended June 30, 2019 increased by $5.1 million, or 15%, when compared to the same period in the prior year. Revenue growth in the educational advisory services segment is primarily attributable to expanded sales.

Cost of Services. Cost of services increased $49.5 million, or 7%, to $763.3 million for the six months ended June 30, 2019 from $713.8 million for the same period in 2018. Cost of services in the full service center-based child care segment increased $36.7 million, or 6%, to $666.7 million in the six months ended June 30, 2019 when compared to the same period in 2018. Personnel costs increased 6% as a result of the enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since June 30, 2018 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs increased 5% in connection with the enrollment growth, certain technology investments in programs and services, and the incremental occupancy costs associated with centers that have been added since June 30, 2018. Cost of services in the back-up care segment increased $10.8 million, or 16%, to $78.1 million in the six months ended June 30, 2019, primarily due to personnel and increased care provider fees associated with the services provided to the expanding customer base as well as marketing and technology spending which supports our customer user experience, service delivery and operating efficiency. Cost of services in the educational advisory services segment increased by $2.0 million, or 12%, to $18.4 million in the six months ended June 30, 2019 due to personnel and technology costs related to delivering services to the expanding customer base, as well as ongoing spending for systems to support the long-term growth of the segment.
Gross Profit. Gross profit increased $27.0 million, or 11%, to $266.6 million for the six months ended June 30, 2019 from $239.6 million for the same period in 2018. Gross profit margin was 26% of revenue for the six months ended June 30, 2019, an increase of approximately 1% compared to the six months ended June 30, 2018. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up care and educational advisory services.
Selling, General and Administrative Expenses. SGA increased $9.0 million, or 9%, to $112.4 million for the six months ended June 30, 2019 compared to $103.3 million for the same period in 2018. SGA was 11% of revenue for the six months ended June 30, 2019, which is consistent with the same period in 2018. SGA increased over the comparable 2018 period due to increases in personnel costs including annual wage increases, and continued technology spending.
Amortization. Amortization expense on intangible assets of $16.5 million for the six months ended June 30, 2019 increased from $16.3 million for the six months ended June 30, 2018 due to the acquisitions completed in 2018 and 2019, partially offset by decreases from certain intangible assets becoming fully amortized during the period.
Income from Operations. Income from operations increased by $17.8 million, or 15%, to $137.7 million for the six months ended June 30, 2019 when compared to the same period in 2018. Income from operations was 13% of revenue for the six months ended June 30, 2019, an increase of approximately 1% compared to the six months ended June 30, 2018. The increase in income from operations was due to the following:

•
Income from operations for the full service center-based child care segment increased $11.5 million, or 14%, in the six months ended June 30, 2019 when compared to the same period in 2018. Results for the six months ended June 30, 2018 included $1.6 million of transaction costs associated with an amendment to our credit agreement. After taking these charges into account, income from operations increased approximately 11% over the comparable 2018 period due to tuition increases and enrollment gains over the prior year, contributions from new centers that have been added since June 30, 2018, and effective cost management, partially offset by the costs incurred during the pre-opening and ramp-up of certain new lease/consortium centers opened during 2018 and 2019, the incremental costs associated with technology investments in our centers, and the effect of lower foreign currency exchange rates for our United Kingdom and Netherlands operations, which decreased income from operations in the full service segment by approximately 2% for the six months ended June 30, 2019.

•
Income from operations for the back-up care segment increased $5.3 million, or 17%, in the six months ended June 30, 2019 when compared to the same period in 2018 due to the expanding revenue base partially offset by investments in technology to support our customer user experience, service delivery and operating efficiency, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the educational advisory services segment increased $1.0 million, or 13%, for the six months ended June 30, 2019 when compared to the same period in 2018 due to contributions from the expanding revenue base.

Net Interest Expense. Net interest expense of $23.7 million for the six months ended June 30, 2019 was consistent with the same period in 2018. Interest expense may fluctuate based on the timing and amount of borrowings outstanding under our revolving credit facility and changes in the effective interest rates. Including the effects of the interest rate swap arrangements, the weighted average interest rate for the term loans and revolving credit facility was 4.0% and 3.8% for the six months ended June 30, 2019 and 2018, respectively.

Income Tax Expense. We recorded income tax expense of $22.7 million during the six months ended June 30, 2019, at an effective income tax rate of 20%, compared to income tax expense of $18.5 million during the six months ended June 30, 2018, at an effective income tax rate of 19%. The difference between the effective income tax rates as compared to the statutory income tax rates is primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the six months ended June 30, 2019 and 2018 the excess tax benefit decreased income tax expense by $7.4 million and $8.2 million, respectively. The effective income tax rate would have approximated 26% and 28% for the six months ended June 30, 2019 and 2018, respectively, prior to the inclusion of the excess tax benefit from stock-based compensation expense.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $21.2 million, or 12%, and $16.4 million, or 13%, respectively, for the six months ended June 30, 2019 over the comparable period in 2018 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up care and educational advisory services.
Adjusted Net Income. Adjusted net income increased $12.8 million, or 14%, for the six months ended June 30, 2019 when compared to the same period in 2018, primarily due to the expanded income from operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$49,327	$40,426	$91,369	$77,724
Interest expense — net	11,723	12,161	23,671	23,664
Income tax expense	13,783	12,037	22,703	18,520
Depreciation	18,588	16,974	36,888	33,609
Amortization of intangible assets (a)	8,297	8,276	16,459	16,324
EBITDA	101,718	89,874	191,090	169,841
Additional Adjustments:
Non-cash operating lease expense (b)	(345)	218	582	226
Stock-based compensation expense (c)	4,512	3,698	7,618	6,589
Transaction costs (d)	—	1,587	433	1,915
Total adjustments	4,167	5,503	8,633	8,730
Adjusted EBITDA	$105,885	$95,377	$199,723	$178,571

Income from operations	$74,833	$64,624	$137,743	$119,908
Transaction costs (d)	—	1,587	433	1,915
Adjusted income from operations	$74,833	$66,211	$138,176	$121,823

Net income	$49,327	$40,426	$91,369	$77,724
Income tax expense	13,783	12,037	22,703	18,520
Income before income tax	63,110	52,463	114,072	96,244
Stock-based compensation expense (c)	4,512	3,698	7,618	6,589
Amortization of intangible assets (a)	8,297	8,276	16,459	16,324
Transaction costs (d)	—	1,587	433	1,915
Adjusted income before income tax	75,919	66,024	138,582	121,072
Adjusted income tax expense (e)	(17,461)	(15,119)	(32,312)	(27,587)
Adjusted net income	$58,458	$50,905	$106,270	$93,485

Weighted average number of common shares — diluted	58,939,763	58,761,229	58,846,073	59,104,631
Diluted adjusted earnings per common share	$0.99	$0.87	$1.81	$1.58

(a)
Represents amortization of intangible assets, including $4.7 million for both the three months ended June 30, 2019 and 2018, and $9.4 million for both the six months ended June 30, 2019 and 2018, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents the excess of lease expense over cash lease expense.

(c)	Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

(d)	Represents transaction costs incurred in connection with completed acquisitions, the March 2018 secondary offering and the May 2018 amendment to the credit agreement.

(e)
Represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 23% for both 2019 and 2018. The tax rate for 2019 represents a tax rate of approximately 26% applied to the expected adjusted income before income tax for the full year, less the estimated effect of excess tax benefits related to equity transactions for the full year 2019, which the Company estimates will be in the range of $8 million to $10 million. However, the timing and volume of the tax benefits associated with such future equity activity will affect these estimates and the estimated effective tax rate for the year.

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up care and educational advisory services, the addition of new centers through development or acquisition, and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. Our revolving credit facility is part of our $1.3 billion senior secured credit facilities, which consist of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. There were no borrowings outstanding on our revolving credit facility at June 30, 2019, and $118.2 million borrowings outstanding at December 31, 2018.
We had $22.7 million in cash at June 30, 2019, of which $8.3 million was held in foreign jurisdictions. Operations outside of North America accounted for 24% of the Company’s consolidated revenue for the six months ended June 30, 2019. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the six months ended June 30, 2019 and 2018, and the Company does not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on the Company’s liquidity, capital resources or results from operations for the remainder of 2019.

We had a working capital deficit of $266.2 million and $289.9 million at June 30, 2019 and December 31, 2018, respectively. Our working capital deficit has primarily arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up care and educational advisory segments, as well as to make scheduled principal and interest payments on debt and for share repurchases.
The Company adopted Accounting Standards Codification No. 842, Leases (ASC 842), effective January 1, 2019. Upon adoption, the Company recognized operating lease right-of-use assets, as well as the related short-term and long-term liabilities, for the rights and obligations created by leases with lease terms longer than twelve months. The Company's working capital deficit increased as a result of the adoption due to the additional short-term liabilities recorded. The Company adopted ASC 842 using the modified retrospective method, electing to use the effective date as the date of initial application. Therefore, comparative information for prior periods has not been adjusted. Please refer to the recently adopted pronouncements section of Note 1, Organization and Basis of Presentation, and Note 3, Leases, in our condensed consolidated financial statements for further discussion of the adoption of the new lease standard.
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock effective June 12, 2018. During the six months ended June 30, 2019, the Company repurchased 4,500 shares and at June 30, 2019, $258.4 million remained available under the repurchase program. All repurchased shares have been retired.
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

Cash Flows	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$190,611	$188,779
Net cash used in investing activities	$(90,899)	$(89,779)
Net cash used in financing activities	$(112,378)	$(99,763)
Cash, cash equivalents and restricted cash — beginning of period	$38,478	$36,570
Cash, cash equivalents and restricted cash — end of period	$26,226	$36,337
Cash Provided by Operating Activities
Cash provided by operating activities was $190.6 million for the six months ended June 30, 2019, compared to $188.8 million for the same period in 2018. The increase in cash provided by operating activities primarily resulted from increases in net income, partially offset by changes in working capital arising from the timing of billings and payments when compared to the prior year.
Cash Used in Investing Activities
Cash used in investing activities was $90.9 million for the six months ended June 30, 2019 compared to $89.8 million for the same period in 2018 and was related to acquisitions, and to investments in fixed assets and debt securities. The increase in cash used in investing activities was primarily related to an increase in fixed asset additions for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings, as well as the purchase of investments, including $19.8 million in debt securities purchased by our wholly-owned captive insurance company using restricted cash. In the six months ended June 30, 2019, the Company also used $25.9 million to acquire one back-up care provider and four centers, compared to $50.6 million used to acquire 27 centers in the six months ended June 30, 2018.

Cash Used in Financing Activities
The Company used $112.4 million in financing activities in the six months ended June 30, 2019 compared to $99.8 million for the same period in 2018. Cash used in financing activities for the six months ended June 30, 2019 was primarily for repayments of $117.9 million, net of borrowings, on the revolving credit facility, payments of debt principal of $5.4 million, and taxes paid related to the net share settlement of stock awards totaling $5.5 million. These uses of cash were offset by proceeds primarily from the exercise of stock options of $13.5 million, and from the issuance and sale of restricted stock of $3.6 million. Cash used in financing activities for the six months ended June 30, 2018 consisted principally of share repurchases of $85.7 million, repayments of $14.8 million, net of borrowings, on the revolving credit facility, and taxes paid related to the net share settlement of stock awards totaling $7.1 million. These uses of cash were offset by proceeds from the exercise of stock options of $11.7 million, and from the issuance and sale of restricted stock of $4.5 million.
Debt
As of June 30, 2019, the Company’s $1.3 billion senior secured credit facilities consisted of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows (in thousands):

	June 30, 2019	December 31, 2018
Term loans	$1,050,813	$1,056,188
Deferred financing costs and original issue discount	(7,604)	(8,568)
Total debt	1,043,209	1,047,620
Less current maturities	10,750	10,750
Long-term debt	$1,032,459	$1,036,870
There were no borrowings outstanding on the revolving credit facility at June 30, 2019, with the full line available for borrowings. Borrowings outstanding on the revolving credit facility were $118.2 million at December 31, 2018, with $106.8 million of the revolving credit facility available for borrowings. The revolving credit facility matures on July 31, 2022.
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
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at June 30, 2019. Refer to Note 6, Credit Arrangements and Debt Obligations, in our condensed consolidated financial statements for additional information on our debt and credit arrangements.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies
For a discussion of our “Critical Accounting Policies,” refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than changes to the accounting policy for leases as a result of the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), there have been no material changes to our critical accounting policies since December 31, 2018. Please refer to the recently adopted pronouncements section of Note 1, Organization and Basis of Presentation, and Note 3, Leases, in our condensed consolidated financial statements for further discussion of the adoption of the new lease standard and our accounting policy.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and fluctuations in foreign currency exchange rates. During the six months ended June 30, 2019, our wholly-owned captive insurance entity purchased $19.8 million of marketable debt securities, which were classified as available-for-sale. The Company's investments in debt securities consist of U.S. Treasury and U.S. government agency securities and carry a fixed coupon rate. As of June 30, 2019, a hypothetical increase in interest rates of 100 basis points would not have a material adverse impact on the fair value of our investment portfolio. Any unrealized gains or losses are recorded in accumulated other comprehensive loss and are realized only if we sold the underlying debt securities prior to maturity.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The table below sets forth information regarding purchases of our common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
April 1, 2019 to April 30, 2019	—	$—	—	$258,993
May 1, 2019 to May 31, 2019 (2)	3,508	$130.41	—	$258,993
June 1, 2019 to June 30, 2019 (1)	4,500	$139.88	4,500	$258,364
	8,008		4,500

(1)
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. All repurchased shares have been retired.

(2)
During the three months ended June 30, 2019, the Company retired a total of 3,508 shares that had been issued pursuant to restricted stock award agreements in connection with the payment of tax withholding obligations arising as a result of the vesting of such restricted stock awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholding. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, the Company’s $300 million share repurchase authorization.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
10.1†	2012 Omnibus Long-Term Incentive Plan, as Amended and Restated effective as of May 29, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 30, 2019).
10.2†
Form of Non-Statutory Stock Option Agreement (Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 30, 2019).

10.3†
Form of Restricted Stock Agreement (Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed May 30, 2019).

10.4†
Form of Restricted Stock Unit Agreement (Directors) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed May 30, 2019).

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	August 7, 2019	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)