Form 10-Q
period 2019-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2019-11-06
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2019, the Company had 58,181,832 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended September 30, 2019

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements (Unaudited)
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$48,529	$15,450
Accounts receivable — net	117,573	131,178
Prepaid expenses and other current assets	62,027	47,263
Total current assets	228,129	193,891
Fixed assets — net	601,168	597,141
Goodwill	1,371,905	1,347,611
Other intangibles — net	305,918	323,035
Operating lease right-of-use assets	658,134	—
Other assets	45,972	62,628
Total assets	$3,211,226	$2,524,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Borrowings under revolving credit facility	—	118,200
Accounts payable and accrued expenses	180,577	154,195
Current portion of operating lease liabilities	80,905	—
Deferred revenue	175,163	170,416
Other current liabilities	22,596	30,224
Total current liabilities	469,991	483,785
Long-term debt — net	1,030,254	1,036,870
Operating lease liabilities	643,089	71,817
Other long-term liabilities	94,308	75,368
Deferred revenue	5,258	5,683
Deferred income taxes	73,831	71,306
Total liabilities	2,316,731	1,744,829
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,917,567 and 57,494,468 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	58	57
Additional paid-in capital	663,227	648,651
Accumulated other comprehensive loss	(94,537)	(62,355)
Retained earnings	325,747	193,124
Total stockholders’ equity	894,495	779,477
Total liabilities and stockholders’ equity	$3,211,226	$2,524,306
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$511,584	$471,585	$1,541,402	$1,424,941
Cost of services	386,364	358,545	1,149,614	1,072,320
Gross profit	125,220	113,040	391,788	352,621
Selling, general and administrative expenses	53,964	49,427	166,330	152,776
Amortization of intangible assets	8,627	8,153	25,086	24,477
Income from operations	62,629	55,460	200,372	175,368
Interest expense — net	(10,955)	(11,795)	(34,626)	(35,459)
Income before income tax	51,674	43,665	165,746	139,909
Income tax expense	(10,420)	(10,065)	(33,123)	(28,585)
Net income	$41,254	$33,600	$132,623	$111,324

Earnings per common share:
Common stock — basic	$0.71	$0.58	$2.28	$1.91
Common stock — diluted	$0.69	$0.57	$2.24	$1.88

Weighted average number of common shares outstanding:
Common stock — basic	57,935,118	57,719,730	57,820,596	57,841,382
Common stock — diluted	59,132,689	58,924,423	58,941,612	59,044,561
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$41,254	$33,600	$132,623	$111,324
Other comprehensive loss:
Foreign currency translation adjustments	(20,157)	(9,914)	(23,975)	(23,602)
Unrealized gain (loss) on interest rate swaps and investments, net of tax	(1,037)	935	(8,207)	7,923
Total other comprehensive loss	(21,194)	(8,979)	(32,182)	(15,679)
Comprehensive income	$20,060	$24,621	$100,441	$95,645
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share data) (Unaudited)

	Three months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2019	57,898,902	$58	$667,154	$—	$(73,343)	$284,493	$878,362
Stock-based compensation expense			4,721				4,721
Issuance of common stock under the Equity Incentive Plan	100,462	—	4,128				4,128
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(6,296)	—	(991)				(991)
Purchase of treasury stock				(11,785)			(11,785)
Retirement of treasury stock	(75,501)	—	(11,785)	11,785			—
Other comprehensive loss					(21,194)		(21,194)
Net income						41,254	41,254
Balance at September 30, 2019	57,917,567	$58	$663,227	$—	$(94,537)	$325,747	$894,495

	Three months ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2018	57,660,575	$58	$676,093	$—	$(39,996)	$112,867	$749,022
Stock-based compensation expense			3,715				3,715
Issuance of common stock under the Equity Incentive Plan	119,517	—	3,233				3,233
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(3,410)	—	(378)				(378)
Other comprehensive loss					(8,979)		(8,979)
Net income						33,600	33,600
Balance at September 30, 2018	57,776,682	$58	$682,663	$—	$(48,975)	$146,467	$780,213
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share data) (Unaudited)

	Nine months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	57,494,468	$57	$648,651	$—	$(62,355)	$193,124	$779,477
Stock-based compensation expense			12,339				12,339
Issuance of common stock under the Equity Incentive Plan	554,758	1	21,183				21,184
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(51,658)	—	(6,531)				(6,531)
Purchase of treasury stock				(12,415)			(12,415)
Retirement of treasury stock	(80,001)	—	(12,415)	12,415			—
Other comprehensive loss					(32,182)		(32,182)
Net income						132,623	132,623
Balance at September 30, 2019	57,917,567	$58	$663,227	$—	$(94,537)	$325,747	$894,495

	Nine months ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2018	58,013,144	$58	$747,155	$—	$(33,296)	$35,143	$749,060
Stock-based compensation expense			10,304				10,304
Issuance of common stock under the Equity Incentive Plan	680,344	1	18,380				18,381
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(76,954)	—	(7,452)				(7,452)
Purchase of treasury stock				(85,725)			(85,725)
Retirement of treasury stock	(839,852)	(1)	(85,724)	85,725			—
Other comprehensive loss					(15,679)		(15,679)
Net income						111,324	111,324
Balance at September 30, 2018	57,776,682	$58	$682,663	$—	$(48,975)	$146,467	$780,213
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132,623	$111,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,427	75,146
Stock-based compensation expense	12,339	10,304
Deferred income taxes	4,085	(3,719)
Other non-cash adjustments — net	66	3,286
Changes in assets and liabilities:
Accounts receivable	14,789	11,672
Prepaid expenses and other current assets	(11,343)	6,261
Accounts payable and accrued expenses	22,695	25,151
Deferred revenue	4,046	(1,282)
Leases	9,565	2,592
Other assets	(344)	(4,808)
Other current and long-term liabilities	3,482	3,769
Net cash provided by operating activities	272,430	239,696
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(74,492)	(62,861)
Proceeds from the disposal of fixed assets	4,331	312
Purchases of debt securities and other investments	(20,090)	—
Purchase of equity method investment	(5,772)	—
Payments and settlements for acquisitions — net of cash acquired	(30,841)	(51,744)
Net cash used in investing activities	(126,864)	(114,293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	172,874	493,100
Payments under revolving credit facility	(290,732)	(526,200)
Principal payments of long-term debt	(8,063)	(8,063)
Payments for debt issuance costs	—	(292)
Purchase of treasury stock	(12,023)	(85,725)
Taxes paid related to the net share settlement of stock options and restricted stock	(6,531)	(7,452)
Proceeds from issuance of common stock upon exercise of options	17,607	14,893
Proceeds from issuance of restricted stock	3,899	4,457
Payments of deferred and contingent consideration for acquisitions	(4,200)	(2,965)
Net cash used in financing activities	(127,169)	(118,247)
Effect of exchange rates on cash, cash equivalents and restricted cash	34	(271)
Net increase in cash, cash equivalents and restricted cash	18,431	6,885
Cash, cash equivalents and restricted cash — beginning of period	38,478	36,570
Cash, cash equivalents and restricted cash — end of period	$56,909	$43,455
See notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)

	Nine months ended September 30,
	2019	2018
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$48,529	$21,304
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	8,380	7,770
Restricted cash and cash equivalents, included in other assets	—	14,381
Total cash, cash equivalents and restricted cash — end of period	$56,909	$43,455

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$33,053	$34,197
Cash payments of income taxes	$40,691	$28,939
NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$5,519	$5,100
Contingent consideration issued in business combinations	$16,621	$—
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
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of September 30, 2019 and the condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 30, 2019 and the condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2019 and 2018, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. At September 30, 2019, $246.6 million remained available under the repurchase program.
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
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Three months ended September 30, 2019
North America	$298,770	$75,245	$20,736	$394,751
Europe	112,019	4,814	—	116,833
	$410,789	$80,059	$20,736	$511,584
Three months ended September 30, 2018
North America	$279,324	$64,860	$18,053	$362,237
Europe	107,724	1,624	—	109,348
	$387,048	$66,484	$18,053	$471,585

	Full service center-based child care	Back-up care	Educational advisory services	Total
Nine months ended September 30, 2019
North America	$920,113	$203,155	$58,911	$1,182,179
Europe	347,576	11,647	—	359,223
	$1,267,689	$214,802	$58,911	$1,541,402
Nine months ended September 30, 2018
North America	$858,035	$175,671	$51,162	$1,084,868
Europe	335,759	4,314	—	340,073
	$1,193,794	$179,985	$51,162	$1,424,941

The classification “North America” is comprised of the Company’s United States, Canada, and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which are recognized as revenue as the performance obligation is satisfied. During the nine months ended September 30, 2019, $155.1 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2018. During the nine months ended September 30, 2018, $143.6 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2017.
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
The Company has operating leases for certain of its full service and back-up child care and early education centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Canada. Most of the leases expire within 10 years to 15 years and many contain renewal options and/or termination provisions. The Company does not have any finance leases as of September 30, 2019.
At contract inception, the Company reviews the terms to determine if an arrangement is a lease, and whether those lease obligations are operating or finance leases. At lease commencement, lease assets and lease liabilities are recognized on the consolidated balance sheet based on the present value of the unpaid lease payments, calculated using the Company’s incremental borrowing rate. Lease commencement occurs on the date the Company takes possession or control of the property or equipment. Leases may contain fixed and variable payment arrangements. Variable lease payments may be based on an index or rate, such as consumer price indices, and include rent escalations or market adjustment provisions. Lease payments used to measure lease liabilities include fixed lease payments as well as variable payments that depend on an index or rate based on the applicable index or rate at the lease commencement date. Lease assets are initially measured as the amount of the initial lease liability, adjusted for initial direct costs, lease payments made at or before the commencement date, and reduced by lease incentives received, such as tenant improvement allowances. The Company does not include options to renew or terminate the lease in the determination of lease assets and lease liabilities until it is reasonably certain that the option will be exercised based on management's assessment of various relevant factors including economic, entity-specific, and market-based factors, among others. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments, including those related to changes in the commencement date index or rate, are expensed as incurred. Lease expense is recognized to cost of services and selling, general and administrative expenses in the consolidated statement of income.
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
Lease Expense
The components of lease expense were as follows (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease expense (1)	$34,166	$95,555
Variable lease expense (1)	8,752	25,738
Total lease expense	$42,918	$121,293
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.

Other Information
Supplemental cash flow information related to leases was as follows (in thousands):

Nine months ended September 30, 2019
Operating Cash Flows:
Cash paid for amounts included in the measurement of lease liabilities	$94,775
Non-cash Transactions:
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$83,772

The weighted average remaining lease term and the weighted average discount rate as of September 30, 2019 were as follows:

Operating Leases
Weighted average remaining lease term (in years)	11
Weighted average discount rate	6.4%

Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of September 30, 2019 (in thousands):

Operating Leases
Remainder of 2019	$22,288
2020	123,309
2021	112,001
2022	106,257
2023	97,811
Thereafter	541,596
Total lease payments	1,003,262
Less imputed interest	(279,268)
Present value of lease liabilities	723,994
Less current portion of operating lease liabilities	(80,905)
Long-term operating lease liabilities	$643,089

As of September 30, 2019, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $119.7 million, inclusive of a new corporate office lease. The leases are expected to commence between the fourth quarter of fiscal 2019 and the fourth quarter of fiscal 2021, with the new corporate office lease expected to commence in the first quarter of 2020, and have initial lease terms of generally 10 years to 15 years.
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

Rent expense for the three and nine months ended September 30, 2018 was $32.1 million and $94.8 million, respectively, as determined under ASC 840.

4. ACQUISITIONS
The Company’s growth strategy includes expansion through strategic and synergistic acquisitions. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.
2019 Acquisitions and Investments
During the nine months ended September 30, 2019, the Company acquired two centers in the United States, four centers in the Netherlands, and one back-up care provider in the United Kingdom, in six separate business acquisitions, which were each accounted for as business combinations. These businesses were acquired for cash consideration of $30.7 million, net of cash acquired of $0.9 million, and consideration payable of $0.7 million. Additionally, contingent consideration of up to $20.0 million may be payable over the next four years if certain future performance targets are met. The Company recorded a preliminary fair value estimate of the contingent consideration of $16.6 million, as disclosed in Note 9, Fair Value Measurements. The Company recorded goodwill of $28.1 million related to the back-up care segment, which will not be deductible for tax purposes, and $12.6 million related to the full service center-based child care segment, of which $3.9 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $9.3 million, primarily consisting of client relationships that will be amortized over five years, as well as fixed assets and technology of $1.9 million, and deferred tax liabilities of $1.8 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2019, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed, and finalizes its determination of the estimated fair value of the contingent consideration at the date of acquisition. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
During the nine months ended September 30, 2019, the Company paid $4.2 million for deferred and contingent consideration, which were accrued at acquisition. Of this settlement, $3.5 million was for deferred consideration payable related to an acquisition completed in 2018, and $0.7 million was the final installment for contingent consideration related to an acquisition completed in 2016.
In the nine months ended September 30, 2019, the Company invested $5.8 million for a 20% interest in a provider of full service center-based child care and back-up care services in Germany, which is accounted for using the equity method. The equity method investment is included in other assets on the condensed consolidated balance sheet and, as of September 30, 2019, the investment balance was $5.8 million. The equity in earnings (losses) of the investee through September 30, 2019 were immaterial.
Subsequent to September 30, 2019, the Company acquired the tuition program management services division of another organization for $20.1 million in the United States.
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
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2019, the purchase price allocations for two of the 2018 acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, which were not material to the Company’s financial results.
During the year ended December 31, 2018, the Company paid $3.1 million for the settlement of a portion of the contingent consideration related to an acquisition completed in 2016, of which $3.0 million was accrued contingent consideration at acquisition with the remaining balance recorded to the income statement.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Balance at January 1, 2018	$1,114,886	$168,105	$23,801	$1,306,792
Additions from acquisitions	60,266	—	—	60,266
Effect of foreign currency translation	(19,447)	—	—	(19,447)
Balance at December 31, 2018	1,155,705	168,105	23,801	1,347,611
Additions from acquisitions	12,611	28,100	—	40,711
Effect of foreign currency translation	(14,701)	(1,716)	—	(16,417)
Balance at September 30, 2019	$1,153,615	$194,489	$23,801	$1,371,905

The Company also has intangible assets, which consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

September 30, 2019	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	14 years	$398,331	$(276,023)	$122,308
Trade names	6 years	9,994	(6,950)	3,044
		408,325	(282,973)	125,352
Indefinite-lived intangibles:
Trade names	N/A	180,566	—	180,566
		$588,891	$(282,973)	$305,918

December 31, 2018	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$391,220	$(253,588)	$137,632
Trade names	7 years	10,183	(5,609)	4,574
		401,403	(259,197)	142,206
Indefinite-lived intangibles:
Trade names	N/A	180,829	—	180,829
		$582,232	$(259,197)	$323,035

The Company estimates that it will record amortization expense related to intangible assets existing as of September 30, 2019 as follows (in thousands):

Intangible asset amortization
Remainder of 2019	$8,033
2020	$29,919
2021	$26,890
2022	$24,626
2023	$23,790

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
Outstanding term loan borrowings were as follows (in thousands):

	September 30, 2019	December 31, 2018
Term loans	$1,048,125	$1,056,188
Deferred financing costs and original issue discount	(7,121)	(8,568)
Total debt	1,041,004	1,047,620
Less current maturities	10,750	10,750
Long-term debt	$1,030,254	$1,036,870

The revolving credit facility matures on July 31, 2022. There were no borrowings outstanding on the revolving credit facility at September 30, 2019. Borrowings outstanding on the revolving credit facility were $118.2 million at December 31, 2018.
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
The effective interest rate for the term loans was 3.79% and 4.27% at September 30, 2019 and December 31, 2018, respectively, and the weighted average interest rate was 4.16% and 3.76% for the nine months ended September 30, 2019 and 2018, respectively, prior to the effects of any interest rate swap arrangements. The effective interest rate for the revolving credit facility was 4.76% at December 31, 2018. The weighted average interest rate for the revolving credit facility was 3.86% and 3.97% for the nine months ended September 30, 2019 and 2018, respectively.
Certain financing fees and original issue discount costs are capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs were $0.4 million for both the three months ended September 30, 2019 and 2018, and were $1.2 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense of original issue discount costs were $0.1 million for both the three months ended September 30, 2019 and 2018 and were $0.3 million for both the nine months ended September 30, 2019 and 2018.
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

The future principal payments under the term loans at September 30, 2019 were as follows (in thousands):

Term Loans
Remainder of 2019	$2,687
2020	10,750
2021	10,750
2022	10,750
2023	1,013,188
$1,048,125

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
The interest rate swaps are recorded on the Company’s consolidated balance sheet at fair value and classified based on the instruments’ maturity dates. The Company records gains or losses resulting from changes in the fair value of the interest rate swaps to other comprehensive income or loss. These gains or losses are subsequently reclassified into earnings and recognized to interest expense in the Company’s consolidated statement of income in the period that the hedged interest expense on the term loan facility is recognized.
As of September 30, 2019, the fair value of the interest rate swap agreements was a liability of $3.4 million, which was recorded in other long-term liabilities on the consolidated balance sheet. As of December 31, 2018, the fair value of the interest rate swap agreements was an asset of $7.9 million, which was recorded in other assets on the consolidated balance sheet.
For the three months ended September 30, 2019, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$(960)	Interest expense — net	$443	$(1,403)
Income tax effect	258	Income tax expense	(119)	377
Net of income taxes	$(702)		$324	$(1,026)

For the three months ended September 30, 2018, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$1,525	Interest expense — net	$240	$1,285
Income tax effect	(415)	Income tax expense	(65)	(350)
Net of income taxes	$1,110		$175	$935

For the nine months ended September 30, 2019, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$(9,409)	Interest expense—net	$1,923	$(11,332)
Income tax effect	2,531	Income tax expense	(517)	3,048
Net of income taxes	$(6,878)		$1,406	$(8,284)
For the nine months ended September 30, 2018, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$10,788	Interest expense — net	$(95)	$10,883
Income tax effect	(2,934)	Income tax expense	26	(2,960)
Net of income taxes	$7,854		$(69)	$7,923

During the next twelve months, the Company estimates that a net loss of $1.3 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded to interest expense, related to these interest rate swap agreements.
7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

Basic earnings per share:	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$41,254	$33,600	$132,623	$111,324
Allocation of net income to common stockholders:
Common stock	$41,055	$33,409	$131,988	$110,705
Unvested participating shares	199	191	635	619
	$41,254	$33,600	$132,623	$111,324

Weighted average number of common shares:
Common stock	57,935,118	57,719,730	57,820,596	57,841,382
Unvested participating shares	280,711	330,089	277,750	323,689
Earnings per common share:
Common stock	$0.71	$0.58	$2.28	$1.91

Diluted earnings per share:	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Earnings allocated to common stock	$41,055	$33,409	$131,988	$110,705
Earnings allocated to unvested participating shares	199	191	635	619
Adjusted earnings allocated to unvested participating shares	(195)	(187)	(622)	(607)
Earnings allocated to common stock	$41,059	$33,413	$132,001	$110,717

Weighted average number of common shares:
Common stock	57,935,118	57,719,730	57,820,596	57,841,382
Effect of dilutive securities	1,197,571	1,204,693	1,121,016	1,203,179
	59,132,689	58,924,423	58,941,612	59,044,561
Earnings per common share:
Common stock	$0.69	$0.57	$2.24	$1.88

Options outstanding to purchase 37,250 and 0.4 million shares of common stock were excluded from diluted earnings per share for the three months ended September 30, 2019 and 2018, respectively, since their effect was anti-dilutive. Options outstanding to purchase 0.5 million shares of common stock were excluded from diluted earnings per share since their effect was anti-dilutive for both the nine months ended September 30, 2019 and 2018. These options may become dilutive in the future.
8. INCOME TAXES
The Company’s effective income tax rates were 20.2% and 23.1% for the three months ended September 30, 2019 and 2018, respectively, and 20.0% and 20.4% for the nine months ended September 30, 2019 and 2018, respectively. The effective income tax rate is based upon estimated income before income tax for the year, by jurisdiction, and estimated permanent and discrete tax adjustments. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which is included as a reduction of tax expense. During the three and nine months ended September 30, 2019, the excess tax benefit from stock-based compensation expense decreased tax expense by $2.8 million and $10.2 million, respectively. During the three and nine months ended September 30, 2018, the excess tax benefit from stock-based compensation expense decreased tax expense by $2.4 million and $10.6 million, respectively. For the three and nine months ended September 30, 2019, prior to the inclusion of the excess tax benefit, the effective income tax rates approximated 26%. For the three and nine months ended September 30, 2018, prior to the inclusion of the excess tax benefit, the effective income tax rates approximated 28%.
The Company’s unrecognized tax benefits were $5.6 million at September 30, 2019 and $5.4 million at December 31, 2018. The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $3.5 million, exclusive of interest and penalties.
The Company and its domestic subsidiaries are subject to audit for U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (“IRS”) and have a statute of limitations of three years. The Company's filings for the tax years 2016 through 2018 are subject to audit based upon the federal statute of limitations. State income tax returns are generally subject to examination for a period of three years to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of September 30, 2019, there was one state audit in process and the tax years from 2014 to 2018 are subject to audit.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. There were no significant changes to the Company’s exposure to credit risk during the three and nine months ended September 30, 2019.
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 1, as defined under U.S. GAAP. As of September 30, 2019, the carrying value and estimated fair value of long-term debt was $1.0 billion. As of December 31, 2018, the carrying value and estimated fair value of long-term debt was $1.1 billion and $1.0 billion, respectively.
Interest Rate Swap Agreements — The Company’s interest rate swap agreements are recorded at fair value, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps, it was not considered a significant input. The fair value of the interest rate swaps is classified as Level 2, as defined under U.S. GAAP. As of September 30, 2019, the fair value of the interest rate swap agreements was a liability of $3.4 million, which was recorded in other long-term liabilities on the consolidated balance sheet. As of December 31, 2018, the fair value of the interest rate swap agreements was an asset of $7.9 million, which was recorded in other assets on the consolidated balance sheet.
Debt Securities — During the nine months ended September 30, 2019, the Company purchased marketable debt securities, which were classified as available-for-sale. These securities were purchased by the Company's wholly-owned captive insurance company with restricted cash and are not available to fund operations. The Company’s investments in debt securities consist of U.S. Treasury and U.S. government agency securities, and are recorded at fair value. These securities are valued using quoted prices available in active markets. As such, the Company’s debt securities are classified as Level 1, as defined under U.S. GAAP. As of September 30, 2019, the fair value of the available-for-sale debt securities was $20.0 million and was classified based on the instruments' maturity dates, with $12.0 million included in prepaid expenses and other current assets and $8.0 million in other assets on the consolidated balance sheet. At September 30, 2019, the amortized cost was $19.9 million. The debt securities held at September 30, 2019 had remaining maturities ranging from less than one year to approximately 1.25 years. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in accumulated other comprehensive loss, which were immaterial for the three and nine months ended September 30, 2019. The Company did not realize any gains or losses on its debt securities during the three and nine months ended September 30, 2019. The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment.

Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations as disclosed in Note 4, Acquisitions. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses in the Company’s consolidated statements of income. The fair value of the contingent consideration recorded in the nine months ended September 30, 2019 was calculated using a real options model based on probability-weighted outcomes of meeting certain future performance targets. The key inputs to the valuation are the projections of future financial results in relation to the business. The Company classified the contingent consideration liability as a Level 3 fair value measurement due to the lack of observable inputs used in the model.
The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements (in thousands):

Nine months ended September 30, 2019
Balance at January 1, 2019	$1,930
Issuance of contingent consideration in connection with acquisitions	16,621
Settlements of contingent consideration liabilities	(650)
Changes in fair value	540
Foreign currency translation	(1,067)
Balance at September 30, 2019	$17,374

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
The changes in accumulated other comprehensive income (loss) by component were as follows (in thousands):

	Nine months ended September 30, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on investments	Total
Balance at January 1, 2019	$(67,648)	$5,293	$—	$(62,355)
Other comprehensive income (loss) before reclassifications, net of tax	(23,975)	(6,878)	77	(30,776)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(1,406)	—	(1,406)
Net current period other comprehensive income (loss)	(23,975)	(8,284)	77	(32,182)
Balance at September 30, 2019	$(91,623)	$(2,991)	$77	$(94,537)

	Nine months ended September 30, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swaps	Total
Balance at January 1, 2018	$(35,556)	$2,260	$(33,296)
Other comprehensive income (loss) before reclassifications, net of tax	(23,602)	7,854	(15,748)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	69	69
Net current period other comprehensive income (loss)	(23,602)	7,923	(15,679)
Balance at September 30, 2018	$(59,158)	$10,183	$(48,975)

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
Revenue and income from operations by reportable segment were as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Three months ended September 30, 2019
Revenue	$410,789	$80,059	$20,736	$511,584
Income from operations (1)	36,961	19,711	5,957	62,629

Three months ended September 30, 2018
Revenue	$387,048	$66,484	$18,053	$471,585
Income from operations	34,006	16,941	4,513	55,460
(1) For the three months ended September 30, 2019, income from operations included $0.2 million of expenses related to completed acquisitions, which have been allocated to the full service center-based child care segment.

	Full service center-based child care	Back-up care	Educational advisory services	Total
Nine months ended September 30, 2019
Revenue	$1,267,689	$214,802	$58,911	$1,541,402
Income from operations (1)	130,318	55,262	14,792	200,372

Nine months ended September 30, 2018
Revenue	$1,193,794	$179,985	$51,162	$1,424,941
Income from operations (2)	115,857	47,207	12,304	175,368
(1) For the nine months ended September 30, 2019, income from operations included $0.6 million of expenses related to completed acquisitions, which have been allocated to the full service center-based child care and back-up care segments.
(2) For the nine months ended September 30, 2018, income from operations included $1.9 million of expenses related to the May 2018 amendment to the credit agreement, the March 2018 secondary offering, and completed acquisitions, which have been allocated to the full service center-based child care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industries in which we and our partners operate, demand for services, the impact of accounting principles, pronouncements and policies, including, but not limited to, the new lease standard, timing of commencement of leases, statements regarding acquisitions and the subsequent integration and expected synergies, our fair value estimates, goodwill from business combinations, the vesting of Company equity, estimates and impact of equity transactions, unrecognized tax benefits and the impact of uncertain tax positions, our effective tax rate, the outcome of tax audits, settlements and tax liabilities, future impact of excess tax benefits, estimates and adjustments, amortization expense, the impact of foreign currency exchange rates, our credit risk, the impact of seasonality on results of operations, our share repurchase program, the outcome of litigation, legal proceedings and our insurance coverage, debt securities, our interest rate swap, interest rates and projections, interest expense, the use of derivatives or other market risk sensitive instruments, our indebtedness, borrowings under our senior credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources and uses of cash flow, our ability to fund operations, make capital expenditures and payments, and complete share repurchases with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our senior credit facility.
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
Introduction and Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
We are a leading provider of high-quality child care and early education, as well as other services that are designed to help employers, families and adult learners better address the challenges of work and family life. We are organized into three operating and reporting segments: full service center-based child care, back-up care, and educational advisory services.

We provide services primarily under multi-year contracts with employers who offer child care, as well as other dependent care solutions and educational advisory services, as part of their employee benefits packages to improve employee engagement, productivity, recruitment and retention. As of September 30, 2019, we had more than 1,100 client relationships with employers across a diverse array of industries, including more than 150 Fortune 500 companies and more than 80 of Working Mother magazine’s 2019 “100 Best Companies.” At September 30, 2019, we operated 1,083 child care and early education centers, compared to 1,071 centers at September 30, 2018, and had the capacity to serve approximately 120,000 children and their families in the United States, as well as in the United Kingdom, the Netherlands, Canada and India.
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

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30,
	2019	%	2018	%
Revenue	$511,584	100.0%	$471,585	100.0%
Cost of services	386,364	75.5%	358,545	76.0%
Gross profit	125,220	24.5%	113,040	24.0%
Selling, general and administrative expenses	53,964	10.5%	49,427	10.5%
Amortization of intangible assets	8,627	1.8%	8,153	1.7%
Income from operations	62,629	12.2%	55,460	11.8%
Interest expense — net	(10,955)	(2.1)%	(11,795)	(2.5)%
Income before income tax	51,674	10.1%	43,665	9.3%
Income tax expense	(10,420)	(2.0)%	(10,065)	(2.2)%
Net income	$41,254	8.1%	$33,600	7.1%

Adjusted EBITDA (1)	$94,759	18.5%	$85,217	18.1%
Adjusted income from operations (1)	$62,822	12.3%	$55,460	11.8%
Adjusted net income (1)	$50,848	9.9%	$42,899	9.1%
The following table sets forth statement of income data as a percentage of revenue for the nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Nine Months Ended September 30,
	2019	%	2018	%
Revenue	$1,541,402	100.0%	$1,424,941	100.0%
Cost of services	1,149,614	74.6%	1,072,320	75.3%
Gross profit	391,788	25.4%	352,621	24.7%
Selling, general and administrative expenses	166,330	10.8%	152,776	10.7%
Amortization of intangible assets	25,086	1.6%	24,477	1.7%
Income from operations	200,372	13.0%	175,368	12.3%
Interest expense — net	(34,626)	(2.2)%	(35,459)	(2.5)%
Income before income tax	165,746	10.8%	139,909	9.8%
Income tax expense	(33,123)	(2.2)%	(28,585)	(2.0)%
Net income	$132,623	8.6%	$111,324	7.8%

Adjusted EBITDA (1)	$294,482	19.1%	$263,788	18.5%
Adjusted income from operations (1)	$200,998	13.0%	$177,283	12.4%
Adjusted net income (1)	$157,118	10.2%	$136,384	9.6%

(1)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income below under “Non-GAAP Financial Measures and Reconciliation.”

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenue. Revenue increased $40.0 million, or 8%, to $511.6 million for the three months ended September 30, 2019 from $471.6 million for the same period in 2018. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up care and educational advisory services, and typical annual tuition and price increases in the range of 3% to 4%. Revenue generated by the full service center-based child care segment in the three months ended September 30, 2019 increased by $23.7 million, or 6%, when compared to the same period in 2018. The increase is due in part to overall enrollment increases of approximately 4%, partially offset by the effect of lower foreign currency exchange rates for our United Kingdom and Netherlands operations, which had the effect of decreasing revenue in the full service segment by approximately 1.5% during the three months ended September 30, 2019.
Revenue generated by the back-up care segment in the three months ended September 30, 2019 increased by $13.6 million, or 20%, when compared to the same period in 2018. Revenue growth in the back-up care segment is primarily attributable to expanded sales, increased utilization and contributions from a recent acquisition. Additionally, revenue generated by educational advisory services in the three months ended September 30, 2019 increased by $2.7 million, or 15%, when compared to the same period in the prior year. Revenue growth in the educational advisory services segment is primarily attributable to expanded sales and utilization.
Cost of Services. Cost of services increased $27.8 million, or 8%, to $386.4 million for the three months ended September 30, 2019 from $358.5 million for the same period in 2018. Cost of services in the full service center-based child care segment increased $19.7 million, or 6%, to $329.3 million in the three months ended September 30, 2019 when compared to the same period in 2018. Personnel costs, which typically represent approximately 70% of total cost of services for this segment, increased 6% as a result of the enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since September 30, 2018 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs, which typically represent approximately 30% of total costs of services for this segment, increased 8% in connection with the enrollment growth, certain technology expenses for programs and services, and the incremental occupancy costs associated with centers that have been added since September 30, 2018. Cost of services in the back-up care segment increased $7.7 million, or 19%, to $48.0 million in the three months ended September 30, 2019, primarily due to personnel and increased care provider fees associated with the services provided to the expanding customer base, as well as marketing and technology spending which supports our customer user experience, service delivery and operating efficiency. Cost of services in the educational advisory services segment increased $0.4 million, or 5%, to $9.1 million in the three months ended September 30, 2019 due to personnel and technology costs related to delivering services to the expanding customer base, as well as ongoing spending for systems to support the long-term growth of the segment.
Gross Profit. Gross profit increased $12.2 million, or 11%, to $125.2 million for the three months ended September 30, 2019 from $113.0 million for the same period in 2018. Gross profit margin as a percentage of revenue was 25% for the three months ended September 30, 2019, and increased approximately 1% from the three months ended September 30, 2018. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up care and educational advisory services.
Selling, General and Administrative Expenses (“SGA”). SGA increased $4.5 million, or 9%, to $53.9 million for the three months ended September 30, 2019 compared to $49.4 million for the same period in 2018. SGA was 11% of revenue for the three months ended September 30, 2019, which is consistent with the same period in 2018. SGA increased over the comparable 2018 period primarily due to increases in personnel costs, including annual wage increases, and continued technology spending.
Amortization. Amortization expense on intangible assets of $8.6 million for the three months ended September 30, 2019 increased from $8.2 million for the three months ended September 30, 2018 due to the acquisitions completed in 2018 and 2019, offset by decreases from certain intangibles becoming fully amortized during the period.
Income from Operations. Income from operations increased by $7.2 million, to $62.6 million for the three months ended September 30, 2019 when compared to the same period in 2018. Income from operations was 12% of revenue for the three months ended September 30, 2019, which is consistent with the three months ended September 30, 2018. The increase in income from operations was due to the following:

•
Income from operations for the full service center-based child care segment increased $3.0 million, or 9%, in the three months ended September 30, 2019 when compared to the same period in 2018 due to tuition increases and enrollment gains over the prior year, contributions from new centers that have been added since September 30, 2018, and effective cost management, partially offset by the costs incurred during the pre-opening and ramp-up of certain new lease/consortium centers opened during 2018 and 2019. In addition, lower foreign currency exchange rates for our United Kingdom and Netherlands operations decreased income from operations in the full service segment by approximately 1% during the three months ended September 30, 2019.

•
Income from operations for the back-up care segment increased $2.8 million, or 16%, in the three months ended September 30, 2019 when compared to the same period in 2018 due to the expanding revenue base, partially offset by spending for technology to support our customer user experience, service delivery and operating efficiency, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the educational advisory services segment increased $1.4 million, or 32%, in the three months ended September 30, 2019 when compared with the same period in 2018 due to contributions from the expanding revenue base.

Net Interest Expense. Net interest expense decreased to $11.0 million for the three months ended September 30, 2019 from $11.8 million for the same period in 2018. The decrease in interest expense relates to decreased average borrowings under our revolving credit facility. Including the effects of the interest rate swap arrangements, the weighted average interest rate for the term loans and revolving credit facility was 3.8% for the three months ended September 30, 2019 and 2018. Based on our current projections of interest rates, we estimate that our overall weighted average interest rate will approximate 4.0% for the remainder of 2019.
Income Tax Expense. We recorded income tax expense of $10.4 million during the three months ended September 30, 2019, at an effective income tax rate of 20%, compared to income tax expense of $10.1 million during the three months ended September 30, 2018, at an effective income tax rate of 23%. The difference in the effective income tax rates as compared to the statutory income tax rates is primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the three months ended September 30, 2019 and 2018, the excess tax benefit decreased income tax expense by $2.8 million and $2.4 million, respectively. The effective income tax rate would have approximated 26% and 28% for the three months ended September 30, 2019 and 2018, respectively, prior to the inclusion of the excess tax benefit from stock-based compensation expense.
Based upon our current estimates of projected excess tax benefits from the exercise of stock options and vesting of restricted stock, we expect the annual effective income tax rate in 2019 to approximate 20% to 22%. This estimate could be impacted by the volume and timing of equity transactions and by the mix of international earnings.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $9.5 million, or 11%, and $7.4 million, or 13%, respectively, for the three months ended September 30, 2019 over the comparable period in 2018 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up care and educational advisory services.
Adjusted Net Income. Adjusted net income increased $7.9 million, or 19%, for the three months ended September 30, 2019 when compared to the same period in 2018, primarily due to the expanded income from operations.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenue. Revenue increased $116.4 million, or 8%, to $1.5 billion for the nine months ended September 30, 2019 from $1.4 billion for the same period in 2018. Revenue growth is primarily attributable to contributions from new and ramping full service child care and early education centers, expanded sales of our back-up care and educational advisory services, and typical annual tuition and price increases in the range of 3% to 4%. Revenue generated by the full service center-based child care segment in the nine months ended September 30, 2019 increased by $73.9 million, or 6%, when compared to the same period in 2018, due in part to overall enrollment increases of 5%, partially offset by the effect of lower foreign currency exchange rates for our United Kingdom and Netherlands operations, which decreased revenue in the full service segment by approximately 1.5% for the nine month period.
Revenue generated by back-up care services in the nine months ended September 30, 2019 increased by $34.8 million, or 19%, when compared to the same period in 2018. Revenue growth in the back-up care segment is primarily attributable to expanded sales, increased utilization and contributions from a recent acquisition. Additionally, revenue generated by educational advisory services in the nine months ended September 30, 2019 increased by $7.7 million, or 15%, when compared to the same period in the prior year. Revenue growth in the educational advisory services segment is primarily attributable to expanded sales and utilization.

Cost of Services. Cost of services increased $77.3 million, or 7%, to $1.1 billion for the nine months ended September 30, 2019 from the same period in 2018. Cost of services in the full service center-based child care segment increased $56.4 million, or 6%, to $996.0 million in the nine months ended September 30, 2019 when compared to the same period in 2018. Personnel costs increased 6% as a result of the enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers we have added since September 30, 2018 that are in the ramping stage. In addition, program supplies, materials, food and facilities costs increased 6% in connection with the enrollment growth, certain technology investments in programs and services, and the incremental occupancy costs associated with centers that have been added since September 30, 2018. Cost of services in the back-up care segment increased $18.4 million, or 17%, to $126.1 million in the nine months ended September 30, 2019, primarily due to personnel and increased care provider fees associated with the services provided to the expanding customer base as well as marketing and technology spending which supports our customer user experience, service delivery and operating efficiency. Cost of services in the educational advisory services segment increased by $2.5 million, or 10%, to $27.5 million in the nine months ended September 30, 2019 due to personnel and technology costs related to delivering services to the expanding customer base, as well as ongoing spending for systems to support the long-term growth of the segment.
Gross Profit. Gross profit increased $39.2 million, or 11%, to $391.8 million for the nine months ended September 30, 2019 from $352.6 million for the same period in 2018. Gross profit margin was 25% of revenue for the nine months ended September 30, 2019, and increased approximately 1% compared to the nine months ended September 30, 2018. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping profit and loss centers, effective operating cost management, and expanded back-up care and educational advisory services.
Selling, General and Administrative Expenses. SGA increased $13.6 million, or 9%, to $166.3 million for the nine months ended September 30, 2019 compared to $152.8 million for the same period in 2018. SGA was 11% of revenue for the nine months ended September 30, 2019, which is consistent with the same period in 2018. SGA increased over the comparable 2018 period due to increases in personnel costs including annual wage increases, and continued technology spending.
Amortization. Amortization expense on intangible assets of $25.1 million for the nine months ended September 30, 2019 increased from $24.5 million for the nine months ended September 30, 2018 due to the acquisitions completed in 2018 and 2019, partially offset by decreases from certain intangible assets becoming fully amortized during the period.
Income from Operations. Income from operations increased by $25.0 million, or 14%, to $200.4 million for the nine months ended September 30, 2019 when compared to the same period in 2018. Income from operations was 13% of revenue for the nine months ended September 30, 2019, an increase of approximately 1% compared to the nine months ended September 30, 2018. The increase in income from operations was due to the following:

•
Income from operations for the full service center-based child care segment increased $14.5 million, or 12%, in the nine months ended September 30, 2019 when compared to the same period in 2018. Results for the nine months ended September 30, 2018 included $1.3 million of transaction costs associated with an amendment to our credit agreement and secondary offering. After taking these charges into account, income from operations increased approximately 11% over the comparable 2018 period due to tuition increases and enrollment gains over the prior year, contributions from new centers that have been added since September 30, 2018, and effective cost management, partially offset by the costs incurred during the pre-opening and ramp-up of certain new lease/consortium centers opened during 2018 and 2019, and the incremental costs associated with technology investments in our centers. In addition, lower foreign currency exchange rates for our United Kingdom and Netherlands operations decreased income from operations in the full service segment by approximately 1% for the nine months ended September 30, 2019.

•
Income from operations for the back-up care segment increased $8.0 million, or 17%, in the nine months ended September 30, 2019 when compared to the same period in 2018 due to the expanding revenue base partially offset by investments in technology to support our customer user experience, service delivery and operating efficiency, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the educational advisory services segment increased $2.5 million, or 20%, for the nine months ended September 30, 2019 when compared to the same period in 2018 due to contributions from the expanding revenue base.

Net Interest Expense. Net interest expense decreased to $34.6 million for the nine months ended September 30, 2019 from $35.5 million for the same period in 2018. The decrease in interest expense relates to decreased average borrowings under our revolving credit facility. Including the effects of the interest rate swap arrangements, the weighted average interest rate for the term loans and revolving credit facility was 3.9% and 3.8% for the nine months ended September 30, 2019 and 2018, respectively.

Income Tax Expense. We recorded income tax expense of $33.1 million during the nine months ended September 30, 2019, at an effective income tax rate of 20%, compared to income tax expense of $28.6 million during the nine months ended September 30, 2018, at an effective income tax rate of 20%. The difference between the effective income tax rates as compared to the statutory income tax rates is primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the nine months ended September 30, 2019 and 2018 the excess tax benefit decreased income tax expense by $10.2 million and $10.6 million, respectively. The effective income tax rate would have approximated 26% and 28% for the nine months ended September 30, 2019 and 2018, respectively, prior to the inclusion of the excess tax benefit from stock-based compensation expense.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $30.7 million, or 12%, and $23.7 million, or 13%, respectively, for the nine months ended September 30, 2019 over the comparable period in 2018 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up care and educational advisory services.
Adjusted Net Income. Adjusted net income increased $20.7 million, or 15%, for the nine months ended September 30, 2019 when compared to the same period in 2018, primarily due to the expanded income from operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$41,254	$33,600	$132,623	$111,324
Interest expense — net	10,955	11,795	34,626	35,459
Income tax expense	10,420	10,065	33,123	28,585
Depreciation	18,453	17,060	55,341	50,669
Amortization of intangible assets (a)	8,627	8,153	25,086	24,477
EBITDA	89,709	80,673	280,799	250,514
Additional Adjustments:
Non-cash operating lease expense (b)	136	829	718	1,055
Stock-based compensation expense (c)	4,721	3,715	12,339	10,304
Transaction costs (d)	193	—	626	1,915
Total adjustments	5,050	4,544	13,683	13,274
Adjusted EBITDA	$94,759	$85,217	$294,482	$263,788

Income from operations	$62,629	$55,460	$200,372	$175,368
Transaction costs (d)	193	—	626	1,915
Adjusted income from operations	$62,822	$55,460	$200,998	$177,283

Net income	$41,254	$33,600	$132,623	$111,324
Income tax expense	10,420	10,065	33,123	28,585
Income before income tax	51,674	43,665	165,746	139,909
Stock-based compensation expense (c)	4,721	3,715	12,339	10,304
Amortization of intangible assets (a)	8,627	8,153	25,086	24,477
Transaction costs (d)	193	—	626	1,915
Adjusted income before income tax	65,215	55,533	203,797	176,605
Adjusted income tax expense (e)	(14,367)	(12,634)	(46,679)	(40,221)
Adjusted net income	$50,848	$42,899	$157,118	$136,384

Weighted average number of common shares — diluted	59,132,689	58,924,423	58,941,612	59,044,561
Diluted adjusted earnings per common share	$0.86	$0.73	$2.67	$2.31

(a)
Represents amortization of intangible assets, including approximately $4.8 million for both the three months ended September 30, 2019 and 2018, and approximately $14.2 million for both the nine months ended September 30, 2019 and 2018, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents the excess of lease expense over cash lease expense.

(c)	Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

(d)	Represents transaction costs incurred in connection with completed acquisitions, the March 2018 secondary offering and the May 2018 amendment to the credit agreement.

(e)
Represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 23% for both 2019 and 2018. The tax rate for 2019 represents a tax rate of approximately 26% applied to the expected adjusted income before income tax for the full year, less the estimated effect of excess tax benefits related to equity transactions for the full year 2019. However, the timing and volume of the tax benefits associated with such future equity activity will affect these estimates and the estimated effective tax rate for the year.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of interest, taxes, and non-cash charges, such as depreciation, amortization, the excess of lease expense over cash lease expense and stock-based compensation expense, as well as the expenses related to secondary offerings, debt financing transactions, dispositions and acquisitions. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before income tax, net income, diluted earnings per common share, net cash provided by (used in) operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The Company understands that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up care and educational advisory services, the addition of new centers through development or acquisition, and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. Our revolving credit facility is part of our $1.3 billion senior secured credit facilities, which consist of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. There were no borrowings outstanding on our revolving credit facility at September 30, 2019, and $118.2 million borrowings were outstanding at December 31, 2018.
We had $48.5 million in cash ($56.9 million including restricted cash) at September 30, 2019, of which $13.3 million was held in foreign jurisdictions. Operations outside of North America accounted for 23% of the Company’s consolidated revenue for the nine months ended September 30, 2019. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the nine months ended September 30, 2019 and 2018, and the Company does not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on the Company’s liquidity, capital resources or results from operations for the remainder of 2019.

We had a working capital deficit of $241.9 million and $289.9 million at September 30, 2019 and December 31, 2018, respectively. Our working capital deficit has primarily arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up care and educational advisory segments, as well as to make scheduled principal and interest payments on debt and for share repurchases.
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
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock effective June 12, 2018. During the nine months ended September 30, 2019, the Company repurchased 80,001 shares for $12.4 million, and at September 30, 2019, $246.6 million remained available under the repurchase program. All repurchased shares have been retired.
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

Cash Flows	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$272,430	$239,696
Net cash used in investing activities	$(126,864)	$(114,293)
Net cash used in financing activities	$(127,169)	$(118,247)
Cash, cash equivalents and restricted cash — beginning of period	$38,478	$36,570
Cash, cash equivalents and restricted cash — end of period	$56,909	$43,455
Cash Provided by Operating Activities
Cash provided by operating activities was $272.4 million for the nine months ended September 30, 2019, compared to $239.7 million for the same period in 2018. The increase in cash provided by operating activities primarily resulted from the $21.3 million increase in net income and from changes in working capital arising from the timing of billings and payments when compared to the prior year.
Cash Used in Investing Activities
Cash used in investing activities was $126.9 million for the nine months ended September 30, 2019 compared to $114.3 million for the same period in 2018 and was related to fixed asset additions, acquisitions, and other investments. The increase in cash used in investing activities was primarily related to an increase in fixed asset purchases for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. During the nine months ended September 30, 2019, the Company invested $19.8 million in debt securities, which were purchased by our wholly-owned captive insurance company using restricted cash, and acquired a 20% interest in a provider of full service center-based child care and back-up care services in Germany for $5.8 million. Additionally, the Company used $30.7 million to acquire one back-up care provider and six centers in the nine months ended September 30, 2019, compared to $51.7 million used to acquire 28 centers in the nine months ended September 30, 2018.

Cash Used in Financing Activities
The Company used $127.2 million in financing activities in the nine months ended September 30, 2019 compared to $118.2 million for the same period in 2018. Cash used in financing activities for the nine months ended September 30, 2019 was primarily for repayments of $117.9 million, net of borrowings, on the revolving credit facility, share repurchases of $12.0 million, payments of debt principal of $8.1 million, and taxes paid related to the net share settlement of stock awards totaling $6.5 million. These uses of cash were offset by proceeds primarily from the exercise of stock options of $17.6 million, and from the issuance and sale of restricted stock of $3.9 million. Cash used in financing activities for the nine months ended September 30, 2018 consisted principally of share repurchases of $85.7 million, repayments of $33.1 million, net of borrowings, on the revolving credit facility, payments of debt principal of $8.1 million, and taxes paid related to the net share settlement of stock awards totaling $7.5 million. These uses of cash were offset by proceeds from the exercise of stock options of $14.9 million, and from the issuance and sale of restricted stock of $4.5 million.
Debt
As of September 30, 2019, the Company’s $1.3 billion senior secured credit facilities consisted of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows (in thousands):

	September 30, 2019	December 31, 2018
Term loans	$1,048,125	$1,056,188
Deferred financing costs and original issue discount	(7,121)	(8,568)
Total debt	1,041,004	1,047,620
Less current maturities	10,750	10,750
Long-term debt	$1,030,254	$1,036,870
There were no borrowings outstanding on the revolving credit facility at September 30, 2019, with the full line available for borrowings. Borrowings outstanding on the revolving credit facility were $118.2 million at December 31, 2018, with $106.8 million of the revolving credit facility available for borrowings. The revolving credit facility matures on July 31, 2022.
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
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at September 30, 2019. Refer to Note 6, Credit Arrangements and Debt Obligations, in our condensed consolidated financial statements for additional information on our debt and credit arrangements.
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies
For a discussion of our “Critical Accounting Policies,” refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than changes to the accounting policy for leases as a result of the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), there have been no material changes to our critical accounting policies since December 31, 2018. Refer to the recently adopted pronouncements section of Note 1, Organization and Basis of Presentation, and Note 3, Leases, in our condensed consolidated financial statements for further discussion of the adoption of the new lease standard and our accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and fluctuations in foreign currency exchange rates. During the nine months ended September 30, 2019, our wholly-owned captive insurance entity purchased $19.8 million of marketable debt securities, which were classified as available-for-sale. The Company's investments in debt securities consist of U.S. Treasury and U.S. government agency securities and carry a fixed coupon rate. As of September 30, 2019, a hypothetical increase in interest rates of 100 basis points would not have a material adverse impact on the fair value of our investment portfolio. Any unrealized gains or losses are recorded in accumulated other comprehensive loss and are realized only if we sold the underlying debt securities prior to maturity.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, subject to claims, suits and matters arising in the ordinary course of business, some of which have not been fully adjudicated. Such claims have in the past generally been covered by insurance. We believe the resolution of such legal matters will not have a material adverse effect on our financial condition, results of operations or cash flows, although we cannot predict the ultimate outcome of any such actions. There can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims or matters brought against us.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1)
July 1, 2019 to July 31, 2019	—	$—	—	$258,364
August 1, 2019 to August 31, 2019 (1)	25,401	$158.56	25,401	$254,336
September 1, 2019 to September 30, 2019 (1)	50,100	$154.82	50,100	$246,580
	75,501		75,501

(1)
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. All repurchased shares have been retired.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	November 6, 2019	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)