Form 10-K
period 2019-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2020-02-27
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from              to             .

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates of Bright Horizons Family Solutions Inc. computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of June 28, 2019 was approximately $8.7 billion.
As of February 13, 2020, there were 58,199,813 outstanding shares of the registrant’s common stock, $0.001 par value per share, which is the only outstanding capital stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, the industries in which we and our partners operate, industry, geographic, labor and demographic trends, market share and leadership position, performance and growth factors, demand for services, seasonality, competitive strengths and differentiators, client retention rate, client satisfaction, growth strategies and opportunities for expansion, sustaining our performance and growth factors, acquisitions and integration, investments, including in technology, marketing and personnel, such as the Horizons Teacher Degree Program, utilization rates, marketing strategies, cross-selling opportunities, intellectual property, legal and regulatory compliance, employee and labor relationships, ability to attract new clients, our geographic reach, our debt and indebtedness, ability to obtain financing, ability to attract key employees, dividend policy, impact of the macroeconomic environment and general economic conditions, our properties and facilities, ability to meet accreditation standards, outcome of litigation and legal matters and proceedings, new center openings and closings, future interest payments, interest rates and swap agreements, amortization expense, goodwill estimates, cash flow and use of cash, operating and capital expenditures, cash from operations, fixed asset expenditures, foreign exchange rates, tax benefits, tax rates and estimates, tax audits and settlements, tax benefits and equity transactions, credit risk, impact of new accounting pronouncements, share repurchases, repatriation of earnings, timing expectations for our new corporate headquarters, and insurance and worker’s compensation claims.
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

PART I
Item 1. Business
Our Company
For over 30 years, Bright Horizons has been a champion for working families - designing and delivering education and care solutions. We are a leading provider of high-quality child care and early education, dependent care, and workforce education services that are designed to help employers and their employees better integrate work and family life, as well as, grow their careers. We provide services primarily under multi-year contracts with employers who offer child care, back-up care and educational advisory services as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement, productivity, recruitment and retention.
We are organized into three operating and reporting segments, which are aligned with our service offerings as follows:

•	full service center-based child care and early education (representing approximately 82% of our 2019 revenue);

•	back-up care (representing approximately 14% of our 2019 revenue); and

•	educational advisory services (representing approximately 4% of our 2019 revenue).
As of December 31, 2019, we had more than 1,150 client relationships with employers across a diverse array of industries, including more than 175 Fortune 500 companies and more than 80 of Working Mother magazine’s 2019 “100 Best Companies.” And, as of December 31, 2019, we operated a total of 1,084 child care and early education centers with the capacity to serve approximately 120,000 children and their families in the United States, the United Kingdom, the Netherlands, Canada and India. Dedicated to the highest quality of services in every category in which we operate, we have consistently achieved satisfaction ratings of approximately 98% among respondents in our employer and parent satisfaction surveys and maintained an annual client retention rate of approximately 95% for employer-sponsored centers over each of the past ten years.
Our History
Guided by our HEART principles — Honesty, Excellence, Accountability, Respect, Teamwork — we have operated child care and early education centers for employers and working parents since 1986. In 1998, we transformed our business through the merger of Bright Horizons, Inc. and Corporate Family Solutions, Inc., both then Nasdaq-listed companies that were founded in 1986 and 1987, respectively. We were listed on Nasdaq from 1998 to May 2008 when we were acquired by investment funds affiliated with Bain Capital Partners LLC (referred to as our “going private transaction”). On January 30, 2013, we completed our initial public offering (the “IPO”) and our common stock became listed on the New York Stock Exchange (“NYSE”) under the symbol “BFAM.”
Throughout our history, we have continued to grow while investing in our future. We have extended our international footprint to become a leading provider in the center-based child care market in the United Kingdom and have expanded into the Netherlands, Canada and India as a platform for further international expansion. In the United States, we have grown our partnerships with employer clients by expanding and enhancing our back-up care services and by developing and growing our educational advisory services. We have and continue to invest in new technologies to better support our full suite of services as well as enhance our customers’ user experience, and we have increased our marketing efforts with additional focus on driving use of our services and maximizing occupancy levels in centers with increased enrollment.
Industry Overview
We compete in the global market for child care and early education services as well as the market for work/life and workforce education services offered by clients as benefits to their employees. The child care industry can generally be subdivided into center-based and home-based child care. We operate primarily in the center-based market, which is highly fragmented.
The center-based child care market includes both retail and employer-sponsored centers and can be further divided into full-service centers and back-up care centers. The employer-sponsored model has always been central to our business and is characterized by a single employer or consortium of employers entering into a long-term contract for the provision of child care at a center located at or near the employer sponsor’s worksite. The employer sponsor generally funds the development as well as ongoing maintenance and repair of a child care center and subsidizes the provision of child care services to make them more affordable for its employees.
Additionally, we compete in the growing markets for back-up care and educational advisory services, and we believe we are one of the largest providers of back-up care and educational advisory services.

Industry Trends
We believe that the following key factors contribute to growth in the markets for employer-sponsored child care and for back-up care and educational advisory services.
Increasing Participation of Working Parents in the Workforce.  A significant percentage of parents currently participate in the workforce. Women working full time comprise 50% of the workforce in the U.S., and 60% of two-parent households are dual career earners. In 2017, 62% of mothers with children under the age of 6 participated in the workforce in the United States, according to the Bureau of Labor Statistics. We expect that the number of working mothers, single-parent and two-parent families will continue to increase over time, resulting in an increase in the need for child and dependent care, as well as other workplace solutions that support work/life balance.
Greater Demand for High-Quality Center-Based Child Care and Early Education.  We believe that recognition of the importance of early education and consistent quality child care has led to increased demand for higher-quality center-based care and education. In 2016, approximately 60% of children aged 3 to 6 years were enrolled in center-based child care, compared to 55% in 2007, according to data gathered by the Federal Interagency Forum on Child and Family Statistics. With the expansion of center-based care, there is continued focus on the establishment of objective, standards-based methods of defining and measuring the quality of child care, such as accreditation. In a highly fragmented market comprised largely of center operators lacking scale, we believe this trend will favor larger industry participants with the size and capital resources to achieve high quality standards on a consistent basis.
Recognized Return on Investment to Employers.  Based on studies we have conducted through our workforce consulting practice, we believe that employer sponsors of center-based child care and back-up care services realize strong returns on their investments in terms of reduced turnover and increased productivity. We estimate that users of our back-up care services have been able to work, on average, six days annually that they otherwise would have missed due to breakdowns in child care arrangements. Additionally, according to a 2019 survey of our clients, 98% of respondents reported that access to back-up care helps their employees be more productive. We believe that this return on investment for employers, demonstrated across our suite of solutions, will result in additional growth in employer-sponsored center-based child care, back-up care and educational advisory services.
Growing Global Demand for Child Care and Early Education Services.  We expect that a long-term shift to service-based economies and an increasing emphasis on education and child care by government and families will contribute to further growth in the global child care and early education market as well as the developing markets for back-up care and educational advisory services. In addition, in certain countries in which we operate, public policy decisions have facilitated increased demand for child care and early education services. For example, in 2017, the United Kingdom increased the child care subsidy for 3 and 4 year olds from 15 hours per week to 30 hours per week and the Netherlands increased the maximum hourly subsidy in future years ahead of cost of living increases. Both actions represent efforts to make child care more affordable for working families and thereby encourage parents to return and remain in the workforce.
Evolving Workforce.  We believe there is a focus on recruitment and retention by employers, as well as the continued education and training of the existing workforce, due to the evolution and introduction of new technologies, as well as increased competition for talent. We believe that the modern worker understands the importance of, and values, corporate efforts to support employees across career stages that help them thrive in the workplace. In addition, modern perceptions of compensation and benefits includes an increase in the value ascribed to workplace flexibility and work/life balance. As automation, machine learning, artificial intelligence, and other advances transform nearly every facet of the labor market, there is an increased need for continued education and up-skilling of the existing workforce. We believe these growing needs and changing trends, coupled with increased competition for talent from low unemployment rates, will encourage employers to invest in full service center-based child care, back-up care and educational advisory services as a means to elevate their brand and bolster employee engagement, recruitment and retention.

Our Competitive Strengths
We believe we are a provider, partner and employer of choice because of our dedication to providing quality solutions to those we serve.
Market Leading Service Provider
We believe we are a leader in employer-sponsored center-based child care, back-up care, and educational advisory services, and that the breadth, depth and quality of our service offerings—developed over a successful 30-year history—represent significant competitive advantages. We estimate that we have approximately six times more employer-sponsored centers in the United States than our closest competitor, according to data obtained from the Child Care Information Exchange’s 2019 Employer Child Care Trend Report on center-based providers. We believe the broad geographic reach of our child care centers and workplace solutions, with targeted clusters of centers in areas where we believe demand is generally higher and where income demographics are attractive, provides us with a competitive platform to market our services to new and existing clients.
Collaborative, Long-term Relationships with Diverse Customer Base
We have more than 1,150 client relationships with employers across a diverse array of industries, including more than 175 of the Fortune 500 companies. Our largest client contributed 1% of our revenue in fiscal 2019 and our largest 10 clients represented less than 8% of our revenue in the same year. Our business model emphasizes multi-year employer sponsorship contracts where our clients typically fund the development of new child care centers at or near their worksites and frequently support the ongoing operations of these centers.
Our multiple service points with both employers and employees give us unique insight into the corporate culture of our clients and enables us to identify and provide innovative and tailored solutions to address our clients’ specific needs. In addition to full service center-based child care, we provide access to a multi-national back-up care network and educational advisory support, allowing us to offer various combinations of services and solutions to best meet the needs of specific clients or specific locations for a single client across geographies and career and life stages. We believe our tailored, collaborative approach to employer-sponsored dependent care and educational advising has contributed to an annual client retention rate of approximately 95% over each of the past ten years and has allowed us to cross-sell and expand our service offerings to existing clients.
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
We maintain our proprietary curriculum at the forefront of early education practices by introducing elements that respond to the changing expectations and views of society and new information and theories about the ways in which children learn and grow. We also believe that strong adult-to-child ratios are a critical factor in delivering our curriculum effectively as well as helping to facilitate more focused care. Our programs provide adult-to-child ratios that meet or exceed state licensing standards. Dedicated to the highest quality services in every category in which we operate, our standards of quality also extend to our back-up care and educational advisory services, whether care is delivered in our child care centers, through the quality child care and in-home care providers participating in our proprietary back-up care network, or advising provided by our team of education experts.
Market Leading People Practices
Our ability to deliver consistently high-quality care, education and other services is directly related to our ability to attract, retain and motivate our highly skilled workforce. We have consistently been named as a top employer by third-party sources in the United States, the United Kingdom and the Netherlands, including being named as one of the “100 Best Companies to Work For” by Fortune Magazine 19 times, as well as a great place to work in the United Kingdom and in the Netherlands by the Great Place to Work Institute. We have also been named one of the “Top Places to Work” by the Boston Globe 12 times and the Denver Post 6 times.

We believe the education and experience of our center leaders and teachers exceed the industry average. In addition to ongoing in-center training, we have an in-house online training academy that allows our employees to earn nationally-recognized child development credentials. In 2018, we launched the Horizons Teacher Degree Program, an expanded workforce education program, whereby our teachers are able to earn associate and bachelor’s degrees in early childhood education at no cost to the employee. We believe this program is unique in our industry, and will continue to distinguish us as an employer of choice while helping to retain and incentivize teachers to grow their careers at Bright Horizons.
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
Proven Acquisition Track Record
We have an established acquisition team to pursue potential targets using a proven framework to effectively evaluate potential transactions with the goal of maximizing our return on investment while minimizing risk. Over the last ten fiscal years we have completed the acquisition of 407 child care centers in the United States, the United Kingdom and the Netherlands, as well as providers of back-up care services and educational advisory services in the United States and the United Kingdom, helping us expand the reach of our service offerings.
Our Growth Strategy
We believe that there are significant opportunities to continue to grow our business globally by continuing to execute on the following strategies.
Grow Our Client Relationships

•
Secure Relationships with New Employer Clients.  Our addressable market includes approximately 13,000 employers, each with at least 1,000 employees, within the industries that we currently serve in the United States and the United Kingdom. Our dedicated sales team focuses on establishing new client relationships and is supported by our workforce consulting practice, which helps potential clients identify the precise work/life offerings that will best meet their strategic goals.

•
Cross-Sell and Expand Services to Existing Employer Clients.  We believe there is a significant opportunity to increase the number of our clients that use more than one of our services, and to expand the services we provide to existing clients. Since 2013, we have more than doubled the number of our clients who utilize more than one of our services to 300 clients as of December 31, 2019.

•
Continue to Expand Through the Assumption of Management of Existing Sponsored Child Care Centers.  We occasionally assume the management of existing centers from the incumbent management, which enables us to develop new client relationships, typically with no capital investment and no purchase price payment.

Enable Continued Investments in Quality
We look for opportunities to invest in quality as a way to enhance our reputation with our clients and their employees, and the families we serve.  By developing a strong reputation for high-quality services and facilities, in the past we have been able to support price increases that have kept pace with our cost increases.
Increase Utilization at Existing Centers and Use of Back-up Care and Educational Advisory Services
In addition to continuing to increase enrollment levels in our more recently opened profit and loss centers, we also look for opportunities to maximize enrollment at our mature profit and loss centers (centers that have been open for more than three years, as more fully described below) in order to achieve continued growth and improved center economics. We also look for opportunities to increase the use of our back-up care and educational advisory services, not only by growing client relationships, but also by driving use at existing clients through cross-selling opportunities. We have and continue to invest in new technologies to better support our full suite of services as well as enhance our customers’ user experience to help drive utilization, and we have expanded our marketing efforts with additional focus on driving use of our services and maximizing occupancy levels in centers where we can improve our economics with increased enrollment.

Selectively Add New Lease/Consortium Centers and Expand Through Acquisitions
We have typically added approximately 15 new lease/consortium centers (as more fully described below) annually for the past five years, focusing on urban or city surrounding markets where demand is generally higher and where income demographics are generally more supportive of a new center. In addition, we have a long track record of successfully completing and integrating selective acquisitions across all business lines. The domestic and international markets for child care and other work and family support services remain highly fragmented and we will continue to seek attractive opportunities both for center acquisitions and the acquisition of complementary service offerings.
Our Operations
Our services are designed to help families, employers, and their employees solve the challenges of the modern workforce across career and life stages. Our services are comprised of full-service center-based child care, back-up care, and educational advisory services, which are also our operating and reporting segments. Full-service center-based child care includes traditional center-based child care and early education, preschool and elementary education. Back-up care includes center-based back-up child care and in-home care for children and adult/elder dependents. Educational advisory services primarily consist of tuition assistance and student loan repayment program administration, workforce education, related educational advising, and college advisory services. The following table sets forth our segment results for the year ended December 31, 2019 (in thousands, except percentages):

	Full Service Center-Based Child Care	Back-up Care	Educational Advisory Services	Total
Revenue	$1,684,006	$296,330	$81,681	$2,062,017
As a percentage of total revenue	82%	14%	4%	100%
Income from operations	$166,011	$80,394	$21,414	$267,819
As a percentage of total income from operations	62%	30%	8%	100%
Additional segment information is included in Note 16, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Full-Service Center-Based Child Care Services
We provide full service center-based care at centers located at or near an employer sponsor’s worksite, as well as convenient locations within the community. We operate our centers under two principal business models:
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

In both our cost-plus and sponsor P&L models, the development of a new child care center, as well as ongoing maintenance and repair, is typically funded by an employer sponsor with whom we enter into a multi-year contractual relationship. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services for their employees to support or enhance center operations. Under all model types, we retain the responsibility for all aspects of operating the center, including hiring and paying employees, contracting with vendors, purchasing supplies, and collecting tuition. These arrangements generally have a contractual term of three to ten years with varying terms and renewal options.
A typical center is managed by a small administrative team under the leadership of a Center Director. Our centers are supported by a field team and our corporate offices provide centralized administrative support for accounting, finance, information systems, legal, payroll, risk management, marketing and human resources functions. We follow this underlying operational structure for center operations in each geography in which we operate. Center hours of operation are designed to match the schedules of employer sponsors and working families. Most of our centers are open 10 to 12 hours a day, Monday through Friday, and we offer a variety of enrollment options, ranging from full-time to part-time scheduling.

Tuition paid by families varies depending on the age of the child, the child’s attendance schedule, the geographic location and the extent to which an employer sponsor subsidizes tuition. Based on a sample of approximately 390 of our child care and early education centers in the United States, the current average tuition rates at our centers are $2,075 per month for infants (typically ages 3 to 16 months), $1,875 per month for toddlers (typically ages 16 months to 3 years) and $1,525 per month for preschoolers (typically ages 3 to 5 years). Tuition at most of our child care and early education centers is payable in advance and is generally due monthly.
Revenue per center typically averages between $1.6 million and $2.1 million at our centers in North America, and averages between $1.2 million and $1.3 million at our centers in Europe, primarily due to the larger average size of our centers in North America. Gross margin at our centers typically averages between 20% and 25%, with our cost-plus model centers typically at the lower end of that range and our lease/consortium centers at the higher end.
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
Back-up Care Services
Back-up care offers family support services for dependents of all ages and provides coverage when regular care falls through, as well as care coordination tools to assist families with their short and long-term care decisions. We provide back-up care services for both children and adults through our full-service centers and dedicated back-up centers, and through our proprietary network of quality child care centers and in-home care providers participating in our back-up care network. Back-up care offers access to a contracted network of approximately 3,000 in-home care agencies and center-based providers in locations where we do not otherwise have centers with available capacity or available in-home caregivers.
The dedicated back-up centers are operated in a similar structure to full-service centers, with center-based administrative teams that mirror the administrative teams in full-service centers. The dedicated back-up centers are either exclusive to a single employer or are consortium centers that have multiple employer sponsors and are part of our back-up care program.
Care is arranged online or via our mobile application as well as through a 24 hour-a-day contact center allowing employees to reserve care in advance or at the last minute. We operate our own contact center in Broomfield, Colorado and we contract with additional contact centers located in North Carolina and Missouri to complement our ability to handle demand fluctuations, provide business continuity, and deliver seamless service.
Back-up care revenue is comprised of fees or subsidies paid by employer sponsors, as well as co-payments collected from users at the time of service. These arrangements generally have contractual terms of three years with varying terms and renewal options. Fees for back-up care services are typically determined based on the number of back-up uses. Cost of services consist of fees paid to providers for care delivered as part of their contractual relationships with us, personnel and related direct service costs of the contact centers and any other expenses related to the coordination or delivery of care and service. For our dedicated back-up centers, cost of services also includes all direct expenses associated with the operation of the centers. SGA related to back-up care is similar to SGA for full-service center-based child care, with additional expenses related to the information technology necessary to operate this service, the ongoing development and maintenance of the provider network, and additional personnel needed as a result of more significant client management and reporting requirements.
Educational Advisory Services
Our educational advisory services consist of Bright Horizons EdAssist Solutions and Bright Horizons College Coach. Educational advisory services revenue is comprised of fees paid by employer clients, and to a limited extent, retail fees collected from users at the point of service. Contracts are typically one to three years in length, with varying terms and renewal options, and fees are generally determined based on the services being provided and the number of program participants. Cost of services consist of personnel and direct service costs of the contact centers, and other expenses related to the coordination and delivery of tuition assistance and student loan repayment program administration, and educational advisory and counseling services. SGA related to educational advisory services is similar to SGA for back-up care.

Bright Horizons EdAssist Solutions.  Bright Horizons EdAssist Solutions provides workforce education, tuition assistance and student loan repayment program administration, as well as related educational advising to corporate clients who offer these services as workplace benefits to their employees. Our services help employers better align their workplace education programs with their business goals, while maximizing their efficiency and effectiveness through our employee educational advisory services and access to simplified degree programs. Administration services are provided through proprietary software for the processing and analysis of data, as well as a team of compliance professionals who evaluate and process employee’s applications for tuition reimbursement or student loan repayment and enforce the employer client’s policies. We provide educational advising to client employees on a one-on-one basis through our team of advisors, who help employees make better decisions regarding their education and financial wellness. Clients can also leverage our EdAssist Education Network of education providers and enjoy pre-negotiated tuition discounts. Customer service is also provided through the contact center in Broomfield, Colorado. The EdAssist Solutions services derive revenue directly from fees paid by employers.
Bright Horizons College Coach.  Bright Horizons College Coach provides college admissions and college financing advisory services through our team of experts, all of whom have experience working at senior levels in admissions or financial aid at colleges and universities. We also offer coaching and tools to assist families as they support their children with varying needs across life stages. Advisory services are provided at live events with expert presenters, through one-on-one guidance, as well as our online learning center. We work with employer clients who offer these services as workplace benefits to their employees, and we also provide these services directly to families on a retail basis. College Coach derives revenue mainly from employer clients who contract with us for a specified number of workshops, access to our proprietary online learning center and individual counseling.
Seasonality
Our business is subject to seasonal and quarterly fluctuations. Demand for child care and early education and elementary school services has historically decreased during the summer months when school is not in session, at which time families are often on vacation or have alternative child care arrangements. In addition, our enrollment declines as older children transition to elementary schools. Demand for our services generally increases in September and October coinciding with the beginning of the new school year and remains relatively stable throughout the rest of the school year. In addition, use of our back-up care services tends to be higher when schools are not in session and during holiday periods, which can increase the operating costs of the program and impact the results of operations. Our educational advisory services generally have limited seasonal fluctuations. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers, including enrollment and staffing fluctuations, the number and timing of new center openings, acquisitions and management transitions, the timing of new client launches in our back-up and educational advisory services, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the contract model mix (P&L versus cost-plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.
Geography
We operate in two primary regions: (1) North America, which includes the United States, Canada and Puerto Rico, and (2) Europe, which includes the United Kingdom, the Netherlands, and India. The following table sets forth information by geographic region for the year ended December 31, 2019 (in thousands, except percentages):

	North America	Europe	Total
Revenue	$1,585,268	$476,749	$2,062,017
As a percentage of total revenue	77%	23%	100%
Long-lived assets, net	$369,851	$266,302	$636,153
As a percentage of total fixed assets, net	58%	42%	100%
Our international business primarily consists of child care centers throughout the United Kingdom and the Netherlands. As of December 31, 2019, we had a total of 374 centers in Europe and 710 centers in North America. Additional geographical information is included in Note 16, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Marketing
We market our services to current and prospective employer sponsors and their employees and to parents. Our sales force is organized on both a centralized and regional basis and is responsible for identifying potential employer sponsors, and managing the overall sales process. We reach out to employers via word of mouth, direct mail campaigns, digital outreach and advertising, conference networking, webinars and social media. In addition, many employer sponsors promote our child care and early education centers, as well as other workplace solutions we provide, as important employee benefits within their organizations. We communicate regularly with existing clients to increase awareness of the full suite of services that we provide across career and life stages and to explore opportunities to enhance current partnerships. We work closely with clients to execute coordinated employee engagement plans and outreach that include targeted email, webinars, on-site events, and publications to drive awareness and utilization of the Bright Horizons benefits within their workforces.
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
We also have a direct-to-consumer marketing department that supports parent enrollment efforts through the development of marketing programs. The marketing team works closely with center directors and our contact centers to build enrollment. New enrollment is generated by word of mouth, targeted digital marketing, parent referral programs, print advertising, direct mail campaigns, and business outreach. Individual centers may receive assistance from employer sponsors, who often provide access to channels of internal communication, such as e-mail, websites, intranets, mailing lists and internal publications. We have expanded our marketing efforts with additional focus on maximizing occupancy levels in centers where we can improve our economics with increased enrollment. We continue to invest in expanded digital marketing capabilities to personalize communication with our users, which over time is expected to drive increased utilization within the workforce of the employer clients and parents we serve.
Competition
We believe that we are a leading provider of employer-sponsored center-based child care, back-up care, and workforce education. We estimate that we have approximately six times more market share in the United States than our closest competitors who provide employer-sponsored center-based child care. The market for child care and early education services is highly fragmented, and we compete for enrollment and for sponsorship of child care and early education centers with a variety of other businesses including large community-based child care companies, regional child care providers, family day care (operated out of the caregiver’s home), nannies, for-profit and not-for-profit full- and part-time nursery schools, private schools and public elementary schools, and not-for-profit and government-funded providers of center-based child care. Our principal competitors for employer-sponsored centers include KinderCare Education in the United States and Busy Bees in the United Kingdom. Competition for back-up care comes from Care.com in addition to employee assistance programs and smaller work/life companies. In the educational advisory segment, competition comes from EdCor and Guild Education. We compete for enrollment on a center-by-center basis with the providers named above, along with many local and national providers, such as Learning Care Group, Goddard Schools, Primrose Preschools, Childbase, KidsFoundation, and CompaNanny in the United States, the United Kingdom and the Netherlands.
We believe that the key factors in the competition for enrollment are quality of care, site convenience and cost. We believe that many center-based child care providers are able to offer care at lower prices than we do by utilizing less intensive adult-to-child ratios and offering their staff lower compensation and limited or less affordable benefits. While our child care tuition levels are generally higher than our competitors, we compete primarily based on the convenience of a work-site location and a higher level of program quality. In addition, many of our competitors may have access to greater financial resources (such as access to government funding or other subsidies), or may benefit from broader name recognition (such as established regional providers) or comply, or are required to comply, with fewer or less costly health, safety, and operational regulations than those with which we comply (such as the more limited health, safety and operational regulatory requirements typically applicable to family day care operations in caregivers’ homes). We believe that our primary focus on employer clients and track record for achieving and maintaining high-quality standards distinguishes us from our competitors.
We have and continue to invest in technology to better support our full suite of services, to enhance our customers’ user experience, to improve utilization levels of our services within our client workforces and across our existing client base, and to deliver more efficient and automated support services. Investments to integrate our web and mobile functionality across all of our services as well as expand mobile capabilities are designed to ensure that our key systems deliver the value we expect and provide us with the platform to grow our position in the market. We believe we are well-positioned to continue attracting new employer sponsors due to our extensive service offerings, established reputation, position as a quality leader and track record of serving major employer sponsors for more than 30 years.

Intellectual Property
We believe that our name and logo have significant value and are important to our operations. We own and use various registered and unregistered trademarks covering the names Bright Horizons and Bright Horizons Family Solutions, our logo and a number of other names, slogans and designs. We frequently license the use of our registered trademarks to our clients in connection with the use of our services, subject to customary restrictions. We actively protect our trademarks by registering the marks in a variety of countries and geographic areas, including North America, Asia, the United Kingdom, Europe, India, Australia and New Zealand. These registrations are subject to varying terms and renewal options. However, not all of the trademarks or service marks have been registered in all of the countries in which we do business, and we are aware of persons using similar marks in certain countries in which we currently do not do business. Meanwhile, we monitor our trademarks and vigorously oppose the infringement of any of our registered marks as appropriate. We do not hold any patents, and we hold copyright registrations for certain materials that are important to the operation of our business. We generally rely on common law protection for those copyrighted works which are not critical to the operation of our business. We also license some intellectual property from third parties for use in our business. Such licenses are not individually or in the aggregate material to our business.
Regulatory Matters
We are subject to various federal, state and local laws affecting the operation of our business, including various labor, licensing, health, fire and safety, and data privacy requirements and standards.  In most jurisdictions in which we operate, our child care centers are required by law to meet a variety of operational requirements, including minimum qualifications and background checks for our teachers and other center personnel as well as adult-to-child ratios.  State and local regulations may also impact the design and furnishing of our centers.
Internationally, we are subject to national and local laws and regulations that often are similar to those affecting us in the United States, including laws and regulations concerning various labor, licensing, health, fire and safety, and data privacy requirements and standards. We believe that our centers and operations comply in all material respects with all applicable laws and regulations.
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
We require the child care centers and in-home care providers that participate in our proprietary back-up care network to comply with our standards of quality, including regarding caregiver screening and background checks, and training. The delivery of our back-up care services is subject to ongoing oversight and monitoring to ensure the health and safety of the children and adults we care for.
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

Employees
As of December 31, 2019, we had approximately 33,800 global employees (including part-time and substitute teachers), of whom approximately 2,600 were employed at our corporate, divisional and regional offices, and the remainder of whom were employed at our child care and early education centers. Child care and early education center employees include teachers and support personnel. The total number of employees includes approximately 11,600 employees working outside of the United States. We conduct annual surveys to assess employee engagement and overall well-being, and can adjust programs, benefits offerings, trainings, communications and other support to meet employee needs and enhance retention. We continue to make investments in our employees, including education opportunities through our Horizons Teacher Degree Program. This program is designed to enable the teachers in our child care centers to earn associates and bachelor’s degrees in early childhood education at no cost to the employee. We are committed to a workplace where all employees feel welcome and comfortable. We have a long track record of being named a “Best Place to Work” by Fortune Magazine in the United States, including being recently recognized as one of the “Best Workplaces for Diversity,” and as a great place to work in the United Kingdom and the Netherlands by the Great Place to Work Institute based largely upon employee responses to surveys. We believe our relationships with our employees are good. Approximately 30 employees of one child care center are represented by a labor union and we are currently negotiating a collective bargaining agreement with this union in good faith.
Facilities
Our child care and early education centers are primarily operated at work-site locations and vary in design and capacity in accordance with employer sponsor needs and state and local regulatory requirements. Our North American child care and early education centers typically have an average capacity of 126 children. Our locations in Europe have an average capacity of 82 children. As of December 31, 2019, our child care and early education centers had a total licensed capacity of approximately 120,000 children, with the smallest center having a capacity of 12 children and the largest having a capacity of approximately 500 children.
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
Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report should be carefully considered. Set forth below are certain risks related to our business, industry and common stock that could have an adverse effect on our operations. The risks described below are not the only risks we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also impair our business, financial condition or results of operations.
Changes in the demand for child care, dependent care, and other workplace solutions, which may be negatively affected by demographic trends and economic conditions, may affect our operating results.
Our business strategy depends on employers recognizing the value in providing employees with child care, dependent care, workforce education, and other workplace solutions as an employee benefit. The number of employers that view such services as cost-effective or beneficial to their workforces may not continue to grow at the levels we anticipate or may diminish. In addition, demographic trends, including the number of two working parent or working single parent families in the workforce, may not continue to lead to increased demand for our services. Such changes could materially and adversely affect our business and operating results.

Even among employers that recognize the value of our services, demand may be adversely affected by general economic conditions. Uncertainty or a deterioration in economic conditions could lead to reduced demand for our services as employer clients may reduce or eliminate their sponsorship of work and family services, and prospective clients may not commit resources to such services. In addition, a reduction in the size of an employer’s workforce could negatively impact the demand for our services and result in reduced enrollment or failure of our employer clients to renew their contracts. A deterioration of general economic conditions may adversely impact the need for our services because out-of-work parents may decrease or discontinue the use of child care services, or be unwilling to pay tuition for high-quality services. Additionally, we may not be able to increase the price for our services at a rate consistent with increases in our operating costs. If demand for our services were to decrease, it could disrupt our operations and have a material adverse effect on our business and operating results.
Our business depends largely on our ability to hire and retain qualified teachers and maintain strong employee relations.
Our business depends on our ability to attract, train, and retain the appropriate mix of qualified employees and effectively implementing and maintaining strong employee relations, cultivating an atmosphere of trust, and effectively communicating the value proposition of working at Bright Horizons. The child care industry traditionally has experienced high turnover rates. In addition, state laws require our teachers and other staff members to meet certain educational and other minimum requirements, and we often require that teachers and staff at our centers have additional qualifications. We are also required by state laws to maintain certain prescribed minimum adult-to-child ratios. If we are unable to hire and retain qualified teachers at a center, we could be required to reduce enrollment or be prevented from accepting additional enrollment in order to comply with such mandated ratios. In certain markets, we may experience difficulty in attracting, hiring and retaining qualified teachers due to tight labor pools, further exacerbated by historically low unemployment, which may require us to offer increased salaries, enhanced benefits and institute initiatives to maintain strong employee relations, which could result in increased costs. Difficulties in hiring and retaining qualified personnel may also affect our ability to meet growth objectives in certain geographies and to take advantage of additional enrollment opportunities at our child care and early education centers in these markets, which could negatively impact our business.
Because our success depends substantially on the value of our brands and reputation as a provider of choice, adverse publicity could impact the demand for our services.
Our reputation and brand is critical to our business. Adverse publicity concerning reported incidents or allegations of inappropriate, illegal or harmful acts to a child at any child care center or by a caregiver or through a third party provider, whether or not directly relating to or involving Bright Horizons, could result in decreased enrollment at our child care centers, termination of existing corporate relationships, inability to attract new corporate relationships, or increased insurance costs, all of which could adversely affect our operations. Brand value and our reputation can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in substantial litigation. These incidents may arise from events that are beyond our ability to control, such as instances of abuse or actions taken (or not taken) by one or more center managers, teachers, or caregivers relating to the health, safety or welfare of children in our care. In addition, from time to time, customers and others make claims and take legal action against us. Whether or not claims have merit, they may adversely affect our reputation and the demand for our services. Such demand could also diminish significantly if any such incidents or other matters erode general confidence in us or our services, which would likely result in lower sales, and could materially and adversely affect our business and operating results. Any reputational damage could have a material adverse effect on our brand value and our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Our substantial indebtedness could adversely affect our financial condition.
We have a significant amount of indebtedness from borrowings outstanding under our senior secured credit facilities, including term loans and a revolving credit facility. Information on our debt is included in “Management’s Discussion and Analysis” in Item 7 of this Annual Report and Note 10, Credit Arrangements and Debt Obligations, to our consolidated financial statements in Item 8 of this Annual Report.
Our level of debt could have significant consequences, including:

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate needs and increasing our cost of borrowing;

•
requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other corporate purposes, thereby reducing the amount of cash flow available for operations, capital expenditures, and acquisitions among other requirements; and

•
limiting our flexibility in planning for, and reacting to, changes in the industry in which we compete and placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates.

In addition, borrowings under our senior secured credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher interest service requirements, which could adversely affect our cash flows and impact future earnings. While we have entered into variable-to-fixed interest rate swap agreements limiting our exposure to higher interest rates on a portion of our debt, and may enter into additional agreements in the future, any such agreements may not offer complete protection from this risk and may carry additional risks. For information regarding our sensitivity to changes in interest rates, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report.
Our senior secured credit facilities are subject to variable interest rates that are indexed to LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The expected discontinuation, reform, or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have an adverse effect on the Company’s interest expense and results of operations.
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
Acquisitions are an integral part of our growth strategy. Acquisitions involve numerous risks, including potential difficulties in the integration of acquired operations, such as bringing new centers through the re-licensing or accreditation processes, successfully implementing our curriculum programs, integration of systems and technology, diversion of management’s attention and resources in connection with an acquisition and its integration, loss of key employees or key service contract arrangements of the acquired operations, and failure of acquired operations to effectively and timely adopt our internal control processes and other policies. Additionally, the financial and strategic goals that were contemplated at the time of the transaction may not be realized due to increased costs, undisclosed liabilities not covered by insurance or by the terms of the acquisition, write-offs or impairment charges relating to goodwill and other intangible assets, and other unexpected integration costs. We also may not have success in identifying, executing and integrating acquisitions in the future. The occurrence of any of these risks could have an impact on our business, results of operation, financial condition or cash flows, particularly in the event of a larger acquisition or concurrent acquisitions.
Breaches in data security and other information technology interruptions could adversely affect our financial condition and operating results.
As part of our business, we collect and store sensitive data and certain personal information from our clients, the families and children we serve, and our employees.  We also utilize third-party vendors and electronic payment methods to process and store some of this information, including credit card information.  Storing this data exposes us to increased risk of privacy and/or security breaches as well as increased vulnerability to cyber-attacks. Cybersecurity threats in particular are persistent, evolve quickly, and include, but are not limited to, computer viruses, attempts to access information, denial of service attacks and other security breaches of software, systems or platforms. Like many businesses, we have in the past and will in the future continue to be subject to cybersecurity threats and attempts to compromise and penetrate our data security and systems.

We also face the potential for business disruptions from information technology interruptions associated with natural disasters and other events including power outages, catastrophic events, computer and network failures, inadequate or ineffective redundancy, and flaws in third-party software or services.  Our back-up care and educational advisory services are highly dependent on information technology for the coordination and delivery of services, which could be significantly impacted by a breach in our security and systems, or other system interruptions. Our policies and practices and operational safeguards, measures and controls aimed at protecting and recovering our data and ensuring business continuity, may not be sufficient to prevent cybersecurity breaches or ensure our key services are delivered without minimal disruption in the event of information technology system failures.
Failure of these systems to operate effectively or a compromise in the security of our systems that results in unauthorized persons or entities obtaining personal information could materially and adversely affect our reputation, operations, operating results, and financial condition. Breaches in our data security, those of our affiliates or other third-parties, could expose us to risks of data loss, inappropriate disclosure of confidential or proprietary information, litigation or the imposition of penalties against us, liability, impede our processing of transactions and our financial reporting, and could result in a disruption of our operations. The impact of these security threats and other disruptions are difficult to predict, our insurance coverage may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them. Additionally, any relating negative publicity could significantly harm our reputation and could materially and adversely affect our business and operating results.
In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business, including the European Union’s General Data Protection Regulation and the California Consumer Privacy Act, compliance with those requirements could result in additional costs and failure to comply with such regulations could result in significant penalties and damages which could materially and adversely affect our business and financial condition.
The growth of our business may be adversely affected if we do not implement our growth strategies and initiatives successfully or if we are unable to manage our growth or operations effectively.
We have expanded and are continuing to expand our operations, suite of services and client relationships, which has placed, and will continue to place, significant demands on our management and our operational, IT and financial infrastructure. Additionally, our ability to grow in the future will depend upon a number of factors, including the ability to develop and expand new and existing client relationships, to continue to provide and expand the high-quality services we offer, to hire and train qualified personnel, to expand and grow in existing and future markets, and to sustain operational excellence and efficiencies across all business lines. Achieving and sustaining growth requires the successful execution of our growth strategies, which may require the implementation of enhancements to operational and financial systems, expanded sales and marketing capacity, continuous updates to technology and improvements to processes and systems, and additional or new organizational resources. Given these challenges, we may be unable to manage our expanding operations effectively, or to maintain our growth, which could have a material adverse effect on our business or results of operations.
Changes in laws and regulations could impact the way we conduct business.
Our child care and early education centers, back-up care, and educational advisory services are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other issues, the adequacy of buildings and equipment, licensed capacity, adult-to-child ratios, educational qualifications and training of staff, record keeping, dietary program, daily curriculum, hiring practices, and compliance with changes in federal and local labor laws and regulations, health and safety standards, and data privacy statutes. In addition to costs associated with compliance of changing laws and regulations, failure to comply with applicable regulations and requirements could subject us to governmental sanctions, which can include fines, corrective orders, probation or, in more serious cases, suspension or revocation of one or more of our child care centers’ licenses to operate, and require significant expenditures to bring those centers into compliance.

Our continued profitability depends on our ability to pass on our increased costs, such as labor and related costs, to our customers.
Hiring and retaining key employees and qualified personnel, including teachers, is critical to our business. Because we are primarily a service business, inflationary factors and regulatory changes that contribute to wage and benefits cost increases result in significant increases in the costs of running our business. We expect to pay employees at rates above the minimum wage, and increases in the statutory minimum wage rates could result in a corresponding increase in the wages and benefits we pay to our employees. Additionally, increased competition for teachers in certain markets could result in significant increases in the costs of running our business. Further, employee organizing efforts could also increase our payroll and benefits expenses. Our success depends on our ability to continue to pass along these costs to our customers and to meet our changing labor needs while controlling costs. In the event that we cannot increase the price for our services to cover these higher wage and benefit costs without reducing customer demand for our services, our margins could be adversely affected, which could have a material adverse effect on our financial condition and results of operations as well as our growth.
Our business activities subject us to litigation risks that may lead to significant reputational damage, monetary damages and other remedies and increase our litigation expense.
Because of the nature of our business, we may be subject to claims and litigation alleging negligence, inadequate supervision, illegal, inappropriate or abusive behavior, or other grounds for liability arising from injuries or other harm to the people we serve, primarily children. We may also be subject to employee claims based on, among other things, discrimination, harassment or wrongful termination. These claims and lawsuits could result in damages and other costs that our insurance may be inadequate to cover or result in licensing suspensions or revocation. In addition to diverting our management resources, such allegations may result in publicity that may materially and adversely affect us and our brands, regardless of the validity of such allegations. Any such claim or the publicity resulting from claims may have a material adverse effect on our business, reputation, results of operations and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for our services from employer sponsors and families.
Our international operations may be subject to additional risks related to litigation, including difficulties enforcing contractual obligations governed by foreign law due to differing interpretations of rights and obligations, limitations on the availability of insurance coverage and limits, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems, and reduced or diminished protection of intellectual property. A substantial judgment against us or one of our subsidiaries could materially and adversely affect our business and operating results.
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
We are also subject to inherent risks attributed to operating in a global economy. As of December 31, 2019, we had 376 centers located in four foreign countries. If the international markets in which we compete are affected by changes in political, social, legal, economic, or other factors, such as the economic and political uncertainty resulting from the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”), our business and operating results may be materially and adversely affected. Uncertainty as a result of Brexit may last for years and could also impact our clients’ businesses and operations. Our international operations may subject us to additional risks that differ in each country in which we operate and such risks may negatively affect our results. The factors impacting the international markets in which we operate may include changes in laws and regulations affecting the operation of child care centers, the imposition of restrictions on currency conversion or the transfer of funds, or increases in the taxes paid and other changes in applicable tax laws.
Our business is exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
As a multinational company, we conduct our business in a variety of markets and are therefore subject to market risk for changes in foreign currency exchange rates. Instability in European financial markets or other events, such as the economic uncertainty resulting from Brexit, could cause fluctuations in exchange rates that may adversely affect our revenues and net earnings. Approximately 23% of our revenue was generated outside the United States in 2019. While most of our revenues, costs and debts are denominated in U.S. dollars, revenues and costs from our operations outside of the United States are denominated in the currency of the country in which the services are provided, and these currencies could become less valuable as a result of exchange rate fluctuations. Such changes in foreign currency exchange rates could materially and adversely affect our business and operating results.

Changes in our relationships with employer sponsors or failure to anticipate and respond to changing client and customer (parents or client employees) preferences and expectations may affect our operating results.
We derive a significant portion of our business from child care and early education centers, back-up care, and other workplace solutions associated with employer sponsors for whom we provide these services at single or multiple sites pursuant to contractual arrangements. Our contracts with employers for full service center-based child care typically have terms of three to ten years, and our contracts related to back-up care and educational advisory services typically have terms of one to three years. We have a history of consistent contract renewals, but we may not experience similar renewal rates in the future. The termination or non-renewal of a significant number of contracts or the termination of a multiple-site or multiple-service client relationship could have a material adverse effect on our business, results of operations, financial condition or cash flows. Additionally, our continued success depends on our ability to retain and convert new and existing clients and our ability to develop new consumer-oriented strategies or services to accommodate changing client, learner, or parent expectations and preferences around service delivery. Our future success depends on our ability to continue to meet the evolving needs and expectations of our customers, including enhancing our existing services. Failure to meet these needs may result in client loss and reduced demand and could have a material impact on our financial results.
Significant increases in the costs of insurance or of insurance claims or our deductibles may negatively affect our profitability.
We currently maintain the following major types of commercial insurance policies: workers’ compensation, commercial general liability (including coverage for sexual and physical abuse, and student accident coverage), professional liability, automobile liability, excess and “umbrella” liability, commercial property coverage, employment practices liability, commercial crime coverage, fiduciary liability, privacy breach/cyber liability and directors’ and officers’ liability. These policies are subject to various limitations, exclusions and deductibles. A portion of our general liability coverage is provided by our wholly-owned captive insurance company. There is no assurance that our insurance, particularly coverage for sexual and physical abuse, will adequately cover our claims, or continue to be readily available to us in the form or amounts we have been able to obtain in the past, and our insurance premiums could materially increase in the future as a consequence of conditions in the insurance business or in the child care industry.
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
Our revenue and results of operations fluctuate with the seasonal demands for child care and the other services we provide. Revenue in our child care centers typically declines during the third quarter due to decreased enrollments over the summer months as families withdraw children for vacations and older children transition into elementary schools. In addition, use of our back-up services tends to be higher when school is not in session and during holiday periods, which can increase the operating costs of the program and impact results of operations. We may be unable to adjust our expenses on a short-term basis to minimize the effect of these fluctuations in revenue. Our quarterly results of operations may also fluctuate based upon the number and timing of child care center openings and/or closings, the timing of new client service launches, acquisitions, the performance of new and existing child care and early education centers, the contractual arrangements under which child care centers are operated, the change in the mix of such contractual arrangements, competitive factors and general economic conditions. The inability of existing child care centers to maintain their current enrollment levels and profitability, the failure of newly opened child care centers to contribute to profitability and the failure to maintain and grow our other services could result in additional fluctuations in our future operating results on a quarterly or annual basis.

Significant competition in our industry could adversely affect our results of operations.
We compete for enrollment and sponsorship of our child care and early education centers in a highly-fragmented market. For enrollment, we compete with center-based child care (such as residential and worksite child care centers, full- and part-time nursery schools, private and public elementary schools and church-affiliated and other not-for-profit providers) as well as family child care (operated out of the caregiver’s home). In addition, substitutes for organized child care, such as relatives and nannies caring for children, can represent lower cost alternatives to our services. For sponsorship, we compete primarily with large community-based child care companies with divisions focused on employer sponsorship and with regional child care providers who target employer sponsorship. We believe that our ability to compete successfully depends on a number of factors, including quality of care, site convenience and cost. We often face a price disadvantage to our competition, which may have access to greater financial resources, greater name recognition or lower operating or compliance costs. In addition, certain competitors may be able to operate with little or no rental expense and sometimes do not comply or are not required to comply with the same health, safety and operational regulations with which we comply. Therefore, we may be unable to continue to compete successfully against current and future competitors.
In connection with our back-up care and educational advisory segments, we face competition from existing providers and new entrants into the market. We believe our ability to compete in these markets is dependent on prices for services, quality and timeliness of service delivery, and our digital platforms and offerings. If we are unable to maintain our competitive advantage, our growth could be adversely impacted and our future operating results negatively impacted.
Our tax rate is dependent on a number of factors, a change in any of which could impact our future tax rates and net income.
As a global company, we are subject to income and other taxes in the U.S. and foreign jurisdictions, and our future tax rates and operations may be adversely affected by a number of factors, including: changes in tax laws or the interpretation of such tax laws in the various jurisdictions in which we operate; changes in the estimated realization of our deferred tax assets and settlement of our deferred tax liabilities; changes in the jurisdictions in which profits are determined to be earned and taxed; incremental taxes upon repatriation of non-U.S. earnings; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods and any increases in income tax rates or changes in income tax laws could have a material adverse impact on our financial results.
A regional or global health pandemic, natural disaster, socio-political or other catastrophic event could severely disrupt our business.
A regional or global health pandemic, depending upon its duration and severity, could severely affect our business. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public in the event of a health pandemic, and local, regional or national governments might limit or ban public interactions to halt or delay the spread of diseases causing business disruptions and the temporary closure of our centers. Additionally, a health pandemic could also impair our ability to hire and maintain an adequate level of staff and may have a disproportionate impact on our business compared to other companies that depend less on the in-person provision of services.
Other unforeseen events, including acts of violence, war, terrorism and other international, regional or local instability or conflicts (including labor issues), embargoes, natural disasters such as earthquakes, tsunamis, hurricanes, or other adverse weather and climate conditions, whether occurring in the United States or abroad, could restrict or disrupt our operations. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public as a result of one or more of these events.
Additionally, our information systems are essential to our back-up and educational advisory segments as well as to the corporate departments that support our lines of business. If those systems are damaged, interrupted or cease to function properly or if our disaster recovery and business continuity plans fail, it may have a material adverse effect on our business or results of operations.
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
We have a share repurchase program pursuant to which the Company was authorized to repurchase shares of our common stock up to a total repurchase price of $300 million, of which $227.1 million remained outstanding at December 31, 2019.  Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Stock may be purchased from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. The existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. There is no assurance that our stock repurchase program will enhance long-term stockholder value and short-term stock price fluctuations could reduce the program’s effectiveness.
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
The stock market in general can be highly volatile. As a result, the market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment.
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
Our certificate of incorporation and restated bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and limitations on actions by our stockholders, including the need for super majority approval to amend, alter, change or repeal specified provisions of our certificate of incorporation and bylaws, a prohibition on the ability of our stockholders to act by written consent and certain limitations on the ability of our stockholders to call a special meeting. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than Bain Capital Partners LLC. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change our direction or management may be unsuccessful.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are currently located in Watertown, Massachusetts, where we lease approximately 104,000 square feet of office space. We expect to move our corporate headquarters to Newton, Massachusetts by 2021, where we have leased approximately 110,000 square feet of office space. We also lease approximately 50,000 square feet for our contact center in Broomfield, Colorado, as well as spaces for regional administrative offices including locations in Rushden and London in the United Kingdom, and Amsterdam in the Netherlands. We also lease a number of child care and early education centers in the geographies in which we operate. We do not consider any of our properties, including our corporate headquarters, to be material to our operations.
As of December 31, 2019, we operated 1,084 child care and early education centers across the United States, and in the United Kingdom, Canada, the Netherlands and India, of which 113 were owned, with the remaining centers being operated under operating leases or service agreements. Leases typically have initial terms ranging from 10 to 15 years, often with renewal options.
The following table summarizes the locations of our child care and early education centers as of December 31, 2019:

Location	Number of Centers
United States	708
Canada	2
United Kingdom	313
Netherlands	59
India	2
1,084
We believe that our properties are generally in good condition, are adequate for our operations, and meet or exceed the regulatory requirements for health, safety and child care licensing established by the governments where they are located.

Item 3. Legal Proceedings
We are, from time to time, subject to claims, suits, and matters arising in the ordinary course of business. Such claims have in the past generally been covered by insurance. We believe the resolution of such legal matters will not have a material adverse effect on our financial position, results of operations, or cash flows, although we cannot predict the ultimate outcome of any such actions. Furthermore, there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims or matters brought against us.
Item 4. Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
Set forth below is certain information about our executive officers. Ages are as of December 31, 2019.
Stephen H. Kramer, age 49, has served as Chief Executive Officer and a director of the Company since January 2018 and as President of the Company since January 2016. Mr. Kramer served as the Chief Development Officer from January 2014 until January 2016 and as Senior Vice President, Strategic Growth & Global Operations from January 2010 until December 2013. He served as Managing Director, Europe from January 2008 until December 2009. He joined Bright Horizons in September 2006 through the acquisition of College Coach, which he co-founded and led for eight years.
Elizabeth J. Boland, age 60, has served as Chief Financial Officer of the Company since June 1999 and currently serves as Treasurer. Ms. Boland joined Bright Horizons in September 1997 and served as Chief Financial Officer and, subsequent to the merger between Bright Horizons and Corporate Family Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. Prior to joining Bright Horizons, Ms. Boland served as Chief Financial Officer and Vice President-Finance at various companies. From 1981 to 1990, Ms. Boland worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager. Ms. Boland has served as a member of the Board and Audit Committee of The Children's Place, Inc. (Nasdaq: PLCE) since May 2019.
Mary Lou Burke Afonso, age 55, has served as Chief Operating Officer, North America Center Operations of the Company since January 2016 and is a 20-year veteran of the Company. Ms. Burke Afonso served as the Company’s Executive Vice President of North America Center Operations from January 2014 until December 2015 and, from January 2005 to December 2013, she served as Senior Vice President, Client Relations. Prior to that she has served in a variety of leadership positions in Finance, Center Operations, Business Operations, Client Relations, and College Coach.  Prior to joining Bright Horizons in 1995, Ms. Burke Afonso served as the controller for BOSE Corporation in France and worked on the audit staff at Price Waterhouse, LLP in Boston.
John G. Casagrande, age 61, has served as General Counsel of the Company since January 2010 and as Secretary since December 2019. Mr. Casagrande joined Bright Horizons in 2005 as Senior Counsel, Special Projects through the Company’s acquisition of ChildrenFirst, Inc., where he served as its legal counsel for eight years. Mr. Casagrande was employed as an Associate at Palmer and Dodge LLP from 1987 through 1995.
Maribeth N. Bearfield, age 61, joined Bright Horizons in January 2017 as the Company’s Chief Human Resources Officer and Senior Vice President of Human Resources. Before joining Bright Horizons, Ms. Bearfield served as Executive Vice President and CHRO at Kaseya Corporation from June 2014 to October 2016, as Executive Vice President and CHRO at The Hanover Insurance Group from 2012 to 2014, and in various leadership positions at State Street Corporation including as Senior Vice President and Chief Talent Officer from 2009 to 2012. Ms. Bearfield has also held positions in Human Resources at Cisco Systems Inc., Oracle Corporation and GTE Corporation.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
Our common stock has been listed on the NYSE under the symbol “BFAM” since January 25, 2013. Prior to that time, there was no public market for our common stock.
As of February 13, 2020, there were 22 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1) (d)
October 1, 2019 to October 31, 2019	34,500	$151.06	34,500	$241,368
November 1, 2019 to November 30, 2019	68,600	$146.51	68,600	$231,318
December 1, 2019 to December 31, 2019	28,300	$150.69	28,300	$227,053
	131,400		131,400

(1)
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. All repurchased shares have been retired.

Equity Compensation Plans
The following table provides information as of December 31, 2019 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,861,651	$77.54	2,899,363
Equity compensation plans not approved by security holders	—	—	—
Total	2,861,651	$77.54	2,899,363

(1)
The number of securities includes 45,647 shares that may be issued upon the settlement of restricted stock units. The restricted stock units are excluded from the weighted average exercise price calculation.

Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the total return to stockholders of our common stock for the past five years through December 31, 2019, relative to the total return of the following:

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
The stock price performance shown in the graph is not necessarily indicative of future performance.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Bright Horizons Family Solutions Inc.	$100.00	$142.10	$148.95	$199.96	$237.08	$319.70
NYSE Composite Index	$100.00	$96.03	$107.62	$127.96	$116.72	$146.76
Russell Midcap Growth Index	$100.00	$99.80	$107.11	$134.18	$127.80	$173.14

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except share data)
Consolidated Statement of Income Data:
Revenue	$2,062,017	$1,903,182	$1,740,905	$1,569,841	$1,458,445
Cost of services	1,539,081	1,429,927	1,310,295	1,178,994	1,100,690
Gross profit	522,936	473,255	430,610	390,847	357,755
Selling, general and administrative expenses	221,496	201,591	188,939	163,967	148,164
Amortization of intangible assets	33,621	32,569	32,561	29,642	27,989
Other expenses (1)	—	—	3,671	—	—
Income from operations	267,819	239,095	205,439	197,238	181,602
Loss on extinguishment of debt (2)	—	—	—	(11,117)	—
Interest expense—net	(45,154)	(47,508)	(44,039)	(42,924)	(41,446)
Income before income tax	222,665	191,587	161,400	143,197	140,156
Income tax expense (3)	(42,279)	(33,606)	(4,437)	(48,437)	(46,229)
Net income	$180,386	$157,981	$156,963	$94,760	$93,927

Allocation of net income to common stockholders:
Common stock—basic	$179,520	$157,096	$155,995	$93,919	$93,287
Common stock—diluted	$179,536	$157,114	$156,016	$93,938	$93,303
Earnings per common share:
Common stock—basic	$3.10	$2.72	$2.65	$1.59	$1.53
Common stock—diluted	$3.05	$2.66	$2.59	$1.55	$1.50
Weighted average common shares outstanding:
Common stock—basic	57,838,245	57,812,602	58,873,196	59,229,069	60,835,574
Common stock—diluted	58,947,240	59,000,669	60,253,691	60,594,895	62,360,778
Consolidated Balance Sheet Data (at period end):
Total cash and cash equivalents	$27,872	$15,450	$23,227	$14,633	$11,539
Total assets (4)	3,330,420	2,524,306	2,468,644	2,359,017	2,150,541
Total liabilities, excluding debt (4)	1,320,353	579,009	535,723	530,391	483,722
Total debt, including current maturities (5)	1,038,799	1,165,820	1,183,861	1,140,759	939,211
Total stockholders’ equity	971,268	779,477	749,060	687,867	727,608

(1)	The Company incurred losses of $3.7 million during the year ended December 31, 2017, associated with the disposition of our remaining assets in Ireland, which included three centers.

(2)	The Company recognized a loss on the extinguishment of debt in the year ended December 31, 2016 in relation to its debt refinancing on November 2016.

(3)
Income tax expense in 2019, 2018 and 2017 decreased from previous years primarily due to the impact of the Tax Cuts and Jobs Act (“Tax Act”) and the reduction in the federal corporate tax rates from 35% to 21%, as more fully discussed in Note 11, Income Taxes, to the consolidated financial statements in Item 8 of this Annual Report. Additionally, income tax expense was reduced by $13.9 million, $12.1 million and $26.5 million in the years ended December 31, 2019, 2018 and 2017, respectively, for the excess tax benefits associated with the exercise of stock options and vesting of restricted stock due to the adoption of Accounting Standards Update 2106-09: Compensation-Stock Compensation (Topic 718), which was adopted prospectively January 1, 2017. The excess tax benefit from stock-based compensation were recorded to the balance sheet in the years prior to adoption.

(4)
The Balance Sheet Data table above reflects the adoption of Accounting Standards Update 2016-02, Leases (“ASC 842”) in 2019, which resulted in the recognition of lease assets and lease liabilities on the consolidated balance sheet. As of December 31, 2019, there were operating lease liabilities of $769.0 million and operating lease right-of-use assets (“ROUA” or “lease assets”) of $701.0 million on the consolidated balance sheet. The comparative information for prior periods has not been adjusted and continues to be reported in accordance with the accounting standards in effect for those periods under the previously applicable guidance. Refer to Note 3, Leases, to the consolidated financial statements in Item 8 of this Annual Report for additional information.

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
Overview
We are a leading provider of high-quality child care and early education, dependent care and workforce education services that are designed to help employers and their employees better integrate work and family life, as well as, grow their careers. We provide services primarily under multi-year contracts with employers who offer child care, back-up care, and educational advisory services as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement, productivity, recruitment and retention. As of December 31, 2019, we had more than 1,150 client relationships with employers across a diverse array of industries, including more than 175 Fortune 500 companies and more than 80 of Working Mother magazine’s 2019 “100 Best Companies.”
At December 31, 2019, we operated 1,084 child care and early education centers, consisting of 710 centers in North America and 374 centers in Europe. We have the capacity to serve approximately 120,000 children and their families across the continental United States, Puerto Rico, Canada, the United Kingdom, the Netherlands and India. We seek to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence. Our North American child care and early education centers have an average capacity of 126 children per location, while our centers in Europe have an average capacity of 82 children per location.
We operate centers for a diverse group of clients. At December 31, 2019, we managed child care centers on behalf of single employers in the following industries and also managed lease/consortium locations in approximately the following proportions:

	Percentage of Centers
Classification	North America	Europe
Employer locations:
Government and Higher Education	17.5%	5.0%
Healthcare and Pharmaceuticals	17.5	2.5
Financial Services	7.5	2.5
Consumer	7.5	—
Professional Services and Other	7.5	—
Industrial/Manufacturing	2.5	2.5
Technology	2.5	—
	62.5	12.5
Lease/consortium locations	37.5	87.5
	100.0%	100.0%

Segments
Our operating and reporting segments are comprised of full service center-based child care, back-up care, and educational advisory services. Full service center-based child care includes traditional center-based child care, preschool and elementary education. Back-up care includes center-based back-up child care and in-home care for children and adult/elder dependents. Educational advisory services primarily consist of tuition assistance and student loan repayment program administration and related educational advising, and college advisory services.
Center Models
We operate our centers under two principal business models: (1) a profit and loss (“P&L”) model, and (2) a cost-plus model. Approximately 75% of our centers operate under the P&L model. Under this model, we retain the financial risk of operating the child care centers and are therefore subject to variability in financial performance due to fluctuation in enrollment levels. The P&L model is further classified into two subcategories: a sponsor model, and a lease/consortium model. Under the sponsor model, we provide child care and early education services on either an exclusive or priority enrollment basis for the employees of an employer sponsor, and the employer sponsor generally funds the development of the facility, pre-opening and start-up capital equipment, as well as ongoing maintenance and repair costs. Our operating contracts typically have initial terms ranging from three to ten years. Under the lease/consortium model, the child care center is typically located in an office building or office park in a property that we lease, and we provide child care and early education services to the employees of multiple employers, as well as to families in the surrounding community. We typically enter into leases with initial terms ranging from 10 to 15 years for these centers, often with renewal options.
When we open a new P&L center, it generally takes two to three years for the center to ramp up to a steady state level of enrollment, as a center will typically enroll younger children at the outset with children aging into the older (preschool) classrooms over time. We refer to centers that have been open for three years or less as “ramping centers.” A center will typically achieve breakeven operating performance between 12 to 24 months and will typically achieve a steady state level of enrollment that supports our average center operating profit by the end of three years, although the time period needed to reach a steady state level of enrollment may be longer or shorter. Centers that have been open more than three years are referred to as “mature centers.”
Approximately 25% of our centers operate under the cost-plus business model. Under this model, we receive a fee from the employer sponsor for managing and operating their center and may also receive an operating subsidy to supplement tuition paid by parents. Under this model, the employer sponsor typically funds the development of the facility, pre-opening and start-up capital equipment, as well as ongoing maintenance and repair costs, and the center is profitable from the outset. Our cost-plus contracts typically have initial terms ranging from three to five years. For additional information about the way we operate our centers, see “Business—Our Operations” in Item 1 of Part I of this Annual Report.
Performance and Growth Factors
We believe that 2019 was a successful year as we continued to execute on our growth and strategic plans. We grew our revenue by 8% from $1.9 billion in 2018 to $2.1 billion in 2019 and our income from operations by 12% from $239.1 million in 2018 to $267.8 million in 2019. We ended 2019 with 1,084 child care and early education centers compared to 1,082 centers at December 31, 2018. In 2019, we added 37 child care and early education centers and closed 35 centers. We expect to add approximately 25 net new centers in 2020.
Our year-over-year improvement in revenue and operating income can be attributed to enrollment gains in ramping and mature centers, disciplined pricing strategies aimed at covering anticipated cost increases with tuition increases, contributions from new mature child care centers added through acquisitions or transitions of management, and expanded back-up care and educational advisory services, including contributions from businesses acquired in these segments in 2019.
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
Cost Factors
Cost of services consists of direct expenses associated with the operation of our centers, and the provision of back-up care services, including fees to back-up care providers, and educational advisory services. Direct expenses consist primarily of salaries, payroll taxes and benefits for personnel, food costs, program supplies and materials, parent marketing, and facilities costs, including occupancy costs and depreciation. Personnel costs are the largest component of a center’s operating costs, which typically represent approximately 70% of a center’s operating expenses. We are typically responsible for additional costs in a P&L model center as compared to a cost-plus model center. As a result, personnel costs in centers operating under the P&L model will typically represent a smaller proportion of overall costs when compared to the centers operating under the cost-plus model.
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
As of December 31, 2019, our consolidated total debt outstanding was $1.0 billion, and a portion of our cash flows from operations has been used to make interest payments on our indebtedness. Interest payments were $43.1 million in 2019, a decrease from interest payments of $46.1 million in 2018, due to decreased borrowings on our revolving credit facility. Based on current applicable interest rates and estimates of changes to the underlying base rates, we expect our interest payments to approximate $40 to $43 million in 2020.
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

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three years ended December 31, 2019, 2018 and 2017 (in thousands, except percentages):

	Years Ended December 31,
	2019		2018		2017
Revenue	$2,062,017	100.0%	$1,903,182	100.0%	$1,740,905	100.0%
Cost of services	1,539,081	74.6%	1,429,927	75.1%	1,310,295	75.3%
Gross profit	522,936	25.4%	473,255	24.9%	430,610	24.7%
Selling, general and administrative expenses	221,496	10.7%	201,591	10.6%	188,939	10.8%
Amortization of intangible assets	33,621	1.7%	32,569	1.7%	32,561	1.9%
Other expenses	—	—%	—	—%	3,671	0.2%
Income from operations	267,819	13.0%	239,095	12.6%	205,439	11.8%
Interest expense—net	(45,154)	(2.2)%	(47,508)	(2.5)%	(44,039)	(2.5)%
Income before income tax	222,665	10.8%	191,587	10.1%	161,400	9.3%
Income tax expense (1)	(42,279)	(2.1)%	(33,606)	(1.8)%	(4,437)	(0.3)%
Net income	$180,386	8.7%	$157,981	8.3%	$156,963	9.0%

Adjusted EBITDA (2)	$394,857	19.1%	$357,081	18.8%	$323,585	18.6%
Adjusted income from operations (2)	$268,445	13.0%	$241,010	12.7%	$212,392	12.2%
Adjusted net income (2)	$216,604	10.5%	$189,537	10.0%	$162,167	9.3%

(1)
Income tax expense in 2017 includes a reduction of $22.3 million, primarily related to the adjustment to deferred taxes from the initial application of the Tax Act. See Note 11, Income Taxes, to the consolidated financial statements in Item 8 of this Annual Report for additional details.

(2)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income below under “Non-GAAP Financial Measures and Reconciliation.”
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Revenue. Revenue increased $158.8 million, or 8%, to $2.1 billion for the year ended December 31, 2019 from $1.9 billion for the prior year. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales of our back-up care and educational advisory services, typical annual tuition increases of 3% to 4%, and acquisitions. Revenue generated by the full service center-based child care segment for the year ended December 31, 2019 increased by $97.7 million, or 6%, when compared to the prior year, due in part to overall enrollment increases of approximately 4%, partially offset by center closings and the effect of lower foreign currency exchange rates for our United Kingdom and Netherlands operations, which decreased revenue in the full service center-based child care segment by approximately 1% during the year.
Revenue generated by back-up care services in the year ended December 31, 2019 increased by $50.8 million, or 21%, when compared to the prior year. Revenue growth in the back-up care segment is primarily attributable to expanded sales, increased utilization and contributions from a recent acquisition. Additionally, revenue generated by educational advisory services in the year ended December 31, 2019 increased by $10.3 million, or 15%, when compared to the prior year. Revenue growth in the educational advisory services segment is primarily attributable to expanded sales, increased utilization and contributions from a recent acquisition.

Cost of Services. Cost of services increased $109.2 million, or 8%, to $1.5 billion for the year ended December 31, 2019 from $1.4 billion for the prior year. Cost of services in the full service center-based child care segment increased $78.0 million, or 6%, to $1.3 billion in the year ended December 31, 2019 when compared to the prior year. Personnel costs increased 6% as a result of the enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers added since December 31, 2018. In addition, program supplies, materials, food and facilities costs, which typically represent approximately 30% of total cost of services for this segment, increased 6% in connection with the enrollment growth, certain technology investments in programs and services, and the incremental occupancy costs associated with centers added since December 31, 2018. Cost of services in the back-up care segment increased $26.8 million, or 19%, to $169.3 million for the year ended December 31, 2019, primarily due to personnel and increased care provider fees associated with the services provided to the expanding customer base as well as marketing and technology spending which supports our customer user experience, service delivery and operating efficiency. Cost of services in the educational advisory services segment increased by $4.3 million, or 13%, to $38.3 million for the year ended December 31, 2019 due to personnel and technology costs related to delivering services to the expanding customer base, as well as ongoing spending for systems to support the long-term growth of the segment.
Gross Profit. Gross profit increased $49.7 million, or 11%, to $522.9 million for the year ended December 31, 2019 from $473.3 million for the prior year. Gross profit margin was 25% of revenue for the year ended December 31, 2019, and increased approximately 1% compared to the year ended December 31, 2018. The increase in gross profit is primarily due to contributions from new and acquired centers, increased enrollment in our mature and ramping P&L centers, effective operating cost management, and expanded back-up care and educational advisory services.
Selling, General and Administrative Expenses. SGA increased $19.9 million, or 10%, to $221.5 million for the year ended December 31, 2019 compared to $201.6 million for 2018. SGA was 11% of revenue for the year ended December 31, 2019, which is consistent with the prior year. SGA increased over the comparable 2018 period due to increases in personnel costs, including annual wage increases, and continued technology spending.
Amortization of Intangible Assets. Amortization expense on intangible assets was $33.6 million for the year ended December 31, 2019, an increase from $32.6 million in the prior year, due to increases in amortization from the acquisitions completed in 2018 and 2019, partially offset by decreases from certain intangible assets becoming fully amortized during the period. We do not expect significant changes in amortization expense in 2020. See Note 5, Goodwill and Intangible Assets, to the consolidated financial statements in Item 8 of this Annual Report for additional details.
Income from Operations. Income from operations increased by $28.7 million, or 12%, to $267.8 million for the year ended December 31, 2019 when compared to the prior year. Income from operations was 13% of revenue for the year ended December 31, 2019, and increased approximately 1% compared to the year ended December 31, 2018. The increase in income from operations was due to the following:

•
Income from operations for the full service center-based child care segment increased $14.0 million, or 9%, for the year ended December 31, 2019, when compared to the same period in 2018. Results for the year ended December 31, 2018 included $1.3 million of transaction costs associated with an amendment to our credit agreement and a secondary offering. After taking these charges into account, income from operations increased $12.7 million in 2019, or 8%, over the prior year primarily due to tuition increases and enrollment gains over the prior year, contributions from new centers that have been added since December 31, 2018, and effective cost management, partially offset by the costs incurred during the pre-opening and ramp-up of certain new lease/consortium centers opened during 2018 and 2019, and the incremental costs associated with technology investments in our centers. In addition, lower foreign currency exchange rates for our operations in the United Kingdom and Netherlands operations decreased income from operations in the full service segment by approximately 1% for the year ended December 31, 2019.

•
Income from operations for the back-up care segment increased $11.9 million, or 17%, for the year ended December 31, 2019, when compared to the same period in 2018 due to the expanding revenue base partially offset by investments in technology to support our customer user experience, service delivery and operating efficiency, and increased care provider fees associated with the incremental revenue.

•
Income from operations for the educational advisory services segment increased $2.8 million, or 15%, for the year ended December 31, 2019, when compared to the same period in 2018 due to contributions from the expanding revenue base.

Net Interest Expense. Net interest expense decreased to $45.2 million for the year ended December 31, 2019 from $47.5 million for the year ended December 31, 2018, due to decreased borrowings on our revolving credit facility. Including the effects of the interest rate swap arrangements, the weighted average interest rate for the term loans and revolving credit facility was 3.89% for the year ended December 31, 2019, which is consistent with the prior year.

Income Tax Expense. We recorded income tax expense of $42.3 million during the year ended December 31, 2019, at an effective income tax rate of 19%, compared to income tax expense of $33.6 million, at an effective income tax rate of 18%, during the prior year. The difference between the effective income tax rates as compared to the statutory income tax rates is primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. The excess tax benefits reduced income tax expense by $13.9 million in 2019, compared to $12.1 million in the same 2018 period, due to higher volume of equity transactions. The effective income tax rate would have approximated 25% and 26% for the years ended December 31, 2019 and 2018, respectively, prior to the inclusion of the excess tax benefit from stock-based compensation.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $37.8 million, or 11%, and $27.4 million, or 11%, respectively, for the year ended December 31, 2019 over the comparable period in 2018 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of new and acquired centers, as well as the growth in back-up care and educational advisory services.
Adjusted Net Income. Adjusted net income increased $27.1 million, or 14%, for the year ended December 31, 2019 when compared to the same period in 2018 primarily due to the expanded income from operations.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Discussion and analysis of the year ended December 31, 2018 compared to the year ended December 31, 2017 are located in Part II, Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019, which is available on the SEC’s website at www.sec.gov and is incorporated herein by reference.

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

	Years Ended December 31,
	2019	2018	2017
Net income	$180,386	$157,981	$156,963
Interest expense—net	45,154	47,508	44,039
Income tax expense	42,279	33,606	4,437
Depreciation	74,648	68,374	62,215
Amortization of intangible assets (a)	33,621	32,569	32,561
EBITDA	376,088	340,038	300,215
Additional adjustments:
Non-cash operating lease expense (b)	860	1,317	4,345
Stock-based compensation expense (c)	17,283	13,811	12,072
Transaction costs (d)	626	1,915	6,953
Total adjustments	18,769	17,043	23,370
Adjusted EBITDA	$394,857	$357,081	$323,585

Income from operations	$267,819	$239,095	$205,439
Transaction costs (d)	626	1,915	6,953
Adjusted income from operations	$268,445	$241,010	$212,392

Net income	$180,386	$157,981	$156,963
Income tax expense	42,279	33,606	4,437
Income before income tax	222,665	191,587	161,400
Stock-based compensation expense (c)	17,283	13,811	12,072
Amortization of intangible assets (a)	33,621	32,569	32,561
Transaction costs (d)	626	1,915	6,953
Adjusted income before income tax	274,195	239,882	212,986
Adjusted income tax expense (e)	(57,591)	(50,345)	(50,819)
Adjusted net income	$216,604	$189,537	$162,167

Weighted average common shares—diluted	58,947,240	59,000,669	60,253,691
Diluted adjusted earnings per common share	$3.67	$3.21	$2.69

(a)
Represents amortization of intangible assets, including approximately $17.6 million, $18.9 million and $18.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents the excess of lease expense over cash lease expense.

(c)	Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

(d)
Represents transaction costs incurred in connection with completed acquisitions, the March 2018 secondary offering, the May 2018, November 2017, and May 2017 amendments to the credit agreement, and the disposition of assets in Ireland in 2017 as more fully discussed in Note 16, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report.

(e)
Represents income tax expense calculated on adjusted income before income tax at an annual effective tax rate of approximately 21% for each of the years ended December 31, 2019 and 2018, and 24% for the year ended December 31, 2017. The tax rates represent a tax rate of approximately 26% for both 2019 and 2018, and 36% for 2017, less the effect of excess tax benefits related to equity transactions.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of lease expense over cash lease expense and stock-based compensation expense, as well as the transaction costs and expenses related to secondary offerings, debt financing transactions, dispositions and acquisitions. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by (used in) operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part II, Item 8, of this Annual Report on Form 10-K. We understand that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	adjusted EBITDA, adjusted income from operations and adjusted net income do not fully reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	adjusted EBITDA, adjusted income from operations and adjusted net income do not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt;

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up care and educational advisory services, the addition of new centers through development or acquisition, and debt financing obligations. Our primary sources of liquidity are our cash flows from operations and borrowings available under our revolving credit facility. Our revolving credit facility is part of our $1.3 billion senior secured credit facilities, which consist of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. There were no borrowings outstanding on our revolving credit facility at December 31, 2019, and there were $118.2 million in borrowings outstanding at December 31, 2018. Borrowings outstanding on our revolving credit facility during the year ended December 31, 2019 and 2018 averaged $33.7 million and $111.4 million, respectively. Refer to Note 10, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report for further discussion of our credit facilities.
We had $27.9 million in cash ($31.2 million including restricted cash) at December 31, 2019, of which $14.2 million was held in foreign jurisdictions, and we had $15.5 million in cash ($38.5 million including restricted cash) at December 31, 2018, of which $12.1 million was held in foreign jurisdictions. Operations outside of North America accounted for 23% and 24% of our consolidated revenue for the years ended December 31, 2019 and 2018, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the years ended December 31, 2019 and 2018.

We had a working capital deficit of $254.4 million and $289.9 million at December 31, 2019 and 2018, respectively. Our working capital deficit has primarily arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that we will continue to generate positive cash flows from operating activities and that the cash generated will be used principally to fund ongoing operations of our new and existing full service child care centers and expanded operations in the back-up care and educational advisory segments, as well as to make scheduled principal and interest payments on debt and for share repurchases.
We adopted Accounting Standards Codification No. 842, Leases (ASC 842), effective January 1, 2019. Upon adoption, we recognized operating lease right-of-use assets, as well as the related short-term and long-term liabilities, for the rights and obligations created by leases with lease terms longer than twelve months. Our working capital deficit increased as a result of the adoption due to the additional short-term liabilities recorded. We adopted ASC 842 using the modified retrospective method, electing to use the effective date as the date of initial application. Therefore, comparative information for prior periods has not been adjusted. Refer to the recently adopted pronouncements section of Note 1, Organization and Significant Accounting Policies, and Note 3, Leases, to the consolidated financial statements in Item 8 of this Annual Report for further discussion of the adoption of the new lease standard.
The board of directors authorized a share repurchase program of up to $300 million of our outstanding common stock, effective June 12, 2018. During the year ended December 31, 2019, we repurchased 0.2 million shares for $31.9 million, and at December 31, 2019, $227.1 million remained available under the repurchase program. During the year ended December 31, 2018, we repurchased 1.2 million shares for $126.7 million, including 0.8 million shares in an underwritten secondary offering from the selling stockholders at the same price per share paid by the underwriter to the selling stockholders. All repurchased shares have been retired.
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

Cash Flows	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$330,353	$294,747	$248,193
Net cash used in investing activities	$(189,070)	$(158,543)	$(105,321)
Net cash used in financing activities	$(149,128)	$(134,193)	$(123,864)
Cash, cash equivalents and restricted cash—beginning of year	$38,478	$36,570	$16,055
Cash, cash equivalents and restricted cash—end of year	$31,192	$38,478	$36,570
Cash Provided by Operating Activities
Cash provided by operating activities was $330.4 million for the year ended December 31, 2019, compared to $294.7 million for the same period in 2018. The increase in cash provided by operating activities primarily resulted from the $22.4 million increase in net income from the prior year, and from changes in working capital arising primarily from the timing of billings and payments when compared to the prior year.
We expect to generate approximately $350 to $375 million in cash from operations in 2020.
Cash Used in Investing Activities
Cash used in investing activities was $189.1 million for the year ended December 31, 2019 compared to $158.5 million for the same period in 2018 and was related to fixed asset additions, acquisitions, and other investments. The increase in cash used in investing activities was primarily related to an increase in fixed asset purchases for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. During the year ended December 31, 2019, we used $53.4 million to acquire a provider of back-up care, a provider of educational advisory services, and seven centers, compared to $67.1 million used to acquire 36 centers during the year ended December 31, 2018. Additionally, during the year ended December 31, 2019, we invested $24.7 million in debt securities, net of proceeds from maturities, which were purchased by our wholly-owned captive insurance company using restricted cash, and invested $5.9 million for a 20% interest in a provider of full service center-based child care and back-up care services in Germany. These uses of cash were partially offset by proceeds from the disposal of fixed assets of $7.1 million and $1.8 million in 2019 and 2018, respectively.

We estimate that we will spend approximately $100 million in 2020 on fixed asset additions related to new child care centers, maintenance and refurbishments in our existing centers and continued investments in technology and equipment. As part of our growth strategy, we also expect to continue to make selective acquisitions, which may vary in size and which are less predictable in terms of the timing and amount of the capital requirements.
Cash Used in Financing Activities
We used $149.1 million in financing activities in the year ended December 31, 2019 compared to $134.2 million in 2018. Cash used in financing activities in 2019 was primarily for repayments of $117.9 million, net of borrowings, on the revolving credit facility, share repurchases of $31.6 million, taxes paid related to the net share settlement of stock awards totaling $11.3 million, and payments of debt principal of $10.8 million. These uses of cash were partially offset by proceeds from the exercise of stock options and the issuance of restricted stock of $26.6 million. Cash used in financing activities in 2018 consisted primarily of share repurchases of $126.7 million, payments of debt principal of $10.8 million, repayments of $8.9 million, net of borrowings, on the revolving credit facility, and taxes paid related to the net share settlement of stock awards of $7.5 million. These uses of cash were partially offset by proceeds from the exercise of stock options and the issuance of restricted stock of $22.9 million.
Debt
As of December 31, 2019, our $1.3 billion senior secured credit facilities consisted of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows (in thousands):

	December 31,
	2019	2018
Term loans	$1,045,438	$1,056,188
Deferred financing costs and original issue discount	(6,639)	(8,568)
Total debt	1,038,799	1,047,620
Less current maturities	10,750	10,750
Long-term debt	$1,028,049	$1,036,870
There were no borrowings outstanding on the revolving credit facility at December 31, 2019, with the full line available for borrowings. Borrowings outstanding on the revolving credit facility were $118.2 million at December 31, 2018, with $106.8 million of the revolving credit facility available for borrowings. The revolving credit facility matures on July 31, 2022.
Borrowings under the credit agreement are subject to variable interest. We mitigate our interest rate exposure with variable-to-fixed interest rate swap agreements with an underlying fixed notional amount of $500 million. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The weighted average interest rate for the term loans was 3.89%, and 3.85% for the years ended December 31, 2019 and 2018, respectively, including the impact of the interest rate swap agreements.
All obligations under the senior secured credit facilities are secured by substantially all the assets of our U.S. subsidiaries. The senior secured credit facilities contain a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, our wholly-owned subsidiary, and its restricted subsidiaries, to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; alter the business conducted; enter into agreements restricting our subsidiaries’ ability to pay dividends; and consolidate or merge.
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
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenants at December 31, 2019. Refer to Note 10, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report for additional information on our debt and credit arrangements.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Term loans (1)	$10,750	$10,750	$10,750	$1,013,188	$—	$—	$1,045,438
Interest on long-term debt (2)	37,180	36,804	36,062	35,320	—	—	145,366
Operating leases (3)	119,010	119,904	114,270	105,763	94,565	505,580	1,059,092
Total (4)	$166,940	$167,458	$161,082	$1,154,271	$94,565	$505,580	$2,249,896

(1)
Obligations for term loans represent the scheduled principal payments in accordance with the terms of our senior secured credit agreement. Refer to Note 10, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report for additional information on our debt.

(2)
Interest on the outstanding principal balance of the term loans was calculated using the effective interest rate at December 31, 2019 of 3.55%, including commitment fees on the revolving credit facility, and prior to the effects of interest rate swap arrangements,.

(3)
Certain vehicle and other lease arrangements that we elected not to recognize on the balance sheet in accordance with ASC 842, Leases, are immaterial and excluded from the above table. Refer to Note 3, Leases, to the consolidated financial statements in Item 8 of this Annual Report for additional information on leases.

(4)	Remaining payments of $7.4 million for the one-time Deemed Repatriation Transition Tax are excluded from the above table, which is payable over the next six years.
Other Obligations
We have 54 letters of credit outstanding used to guarantee certain rent payments for up to $2.1 million. These letters of credit are guaranteed by cash deposits. No amounts have been drawn against these letters of credit.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. GAAP. Preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The accounting policies we believe are critical in the preparation of our consolidated financial statements relate to revenue recognition and goodwill and other intangible assets. We adopted Accounting Standards Update 2016-02, Leases (Topic 842), on January 1, 2019, which had a material impact to the consolidated balance sheet as more fully described below. We have other significant accounting policies that are more fully described in Note 1, Organization and Significant Accounting Policies, to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Both our critical and significant policies are important to an understanding of the consolidated financial statements.
Leases — On January 1, 2019, we adopted ASC 842, Leases, which requires lease assets and lease liabilities to be recognized on the balance sheet for the rights and obligations created by lease arrangements. We adopted the new guidance using the modified retrospective transition method. As a result, the comparative information for prior periods has not been adjusted and continues to be reported in accordance with the accounting standards in effect for those periods under the previously applicable guidance, ASC 840, Leases. Results for periods beginning on January 1, 2019, the effective date, are presented under the updated guidance. Refer to Note 1, Organization and Significant Accounting Policies, to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further discussion on the impact of the adoption of ASC 842. At December 31, 2019, lease liabilities were $769.0 million, which consisted of current operating lease liabilities of $83.1 million and long-term operating lease liabilities of $685.9 million, and operating lease right-of-use assets (“ROUA” or “lease assets”) were $701.0 million.
We have operating leases for certain of its full service and back-up child care and early education centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Canada. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. We do not have any finance leases as of December 31, 2019.

At contract inception, we review the terms to determine if an arrangement is a lease. At lease commencement, we determine whether those lease obligations are operating or finance leases and lease liabilities are recognized on the consolidated balance sheet based on the present value of the unpaid lease payments. The present value of the unpaid lease payments is calculated using our incremental borrowing rate. Lease commencement occurs on the date we take possession or control of the property or equipment. Leases may contain fixed and variable payment arrangements. Variable lease payments may be based on an index or rate, such as consumer price indices, and include rent escalations or market adjustment provisions. Lease payments used to measure lease liabilities include fixed lease payments as well as variable payments that depend on an index or rate based on the applicable index or rate at the lease commencement date.
Lease assets are initially measured as the amount of the initial lease liability, adjusted for initial direct costs, lease payments made at or before the commencement date, and reduced by lease incentives received, such as tenant improvement allowances. We do not include options to renew or terminate the lease in the determination of lease assets and lease liabilities until it is reasonably certain that the option will be exercised based on management’s assessment of various relevant factors including economic, entity-specific, and market-based factors, among others. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments, including those related to changes in the commencement date index or rate, are expensed as incurred. Lease expense is recognized to cost of services and selling, general and administrative expenses in the consolidated statement of income. Refer to Note 3, Leases, to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further discussion of our lease accounting policy.
Revenue Recognition — We generate revenue from services based on the consideration specified in contracts with customers, which primarily consist of employer sponsors and parents. We recognize revenue when a performance obligation is satisfied by transferring control of the promised services to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. A performance obligation is a promise in a contract to transfer a distinct service to the customer. At contract inception, we assess the services promised in the contract and identify each distinct performance obligation. To identify the performance obligations, we consider the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The transaction price of a contract is allocated to each distinct performance obligation using the relative stand-alone selling price and recognized as revenue when, or as, control of the service is passed to the customer. Revenue is recognized over time as control of the service is transferred to our customers.
We record deferred revenue when payments are received in advance of our performance under the contract, which are recognized as revenue as the performance obligation is satisfied.
Our services are comprised of full service center-based child care, back-up care, and educational advisory services, which also represent our operating and reportable segments. Revenue generated from full service center-based child care services is primarily comprised of tuition paid by parents and fees from contractual arrangements with employer sponsors. Revenue generated from back-up care and educational advisory services is primarily comprised of fixed and variable fees or subsidies paid by employer clients, as well as co-payments and retail fees collected from users at the point of service. Refer to Note 2, Revenue Recognition, to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further discussion of the revenue recognition policy of each service.
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
In valuing the customer relationships and trade names, we utilize variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. We consider the income approach the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to our projected revenues and profitability. If we do not meet the projected revenues and profitability used in the valuation calculations, then the intangible assets could be impaired. Our multi-year contracts with client customers typically result in low annual turnover, and our long-term relationships with clients make it difficult for competitors to displace us. Customer relationships are considered to be finite-lived assets, with estimated lives typically ranging from two to seventeen years. Certain trade names acquired as part of our strategy to expand by completing strategic acquisitions are considered to be finite-lived assets, with estimated lives typically ranging from two to ten years.

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
Goodwill impairment assessments are performed at the reporting unit level, which we have determined to be the same as our operating segments. In performing the goodwill impairment test, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the services, regulatory developments, cost factors, and entity specific factors such as overall financial performance and projected results. If an initial qualitative assessment indicates that it is more likely than not that the carrying value exceeds the fair value of a reporting unit, an additional quantitative evaluation is performed. Alternatively, we may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, we compare the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using our estimated discount rate. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit.
We test certain trademarks that are determined to be indefinite-lived intangible assets by comparing the fair value of the trademarks with their carrying value. Fair value is determined by estimating the total revenue attributable to each trademark, multiplied by a market-derived royalty rate, and then discounted using our estimated discount rate. The forecasts of revenue and profitability growth for use in our long-range plan and the discount rate are the key assumptions in our intangible fair value analysis.
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
The assets and liabilities of our British, Dutch, Indian and Canadian subsidiaries, whose functional currencies are the British pound, Euro, Indian rupee and Canadian dollar, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, our consolidated earnings before taxes would have decreased by approximately $3.8 million for 2019.
Interest Rate Risk
Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our revolving credit facility and secured term loan facility that are subject to variable interest rates, and on our investments in marketable debt securities. We entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements under our term loan facility. At December 31, 2019, we had interest rate swaps with an underlying fixed notional amount of $500 million subject to an interest rate of approximately 3.65%.
At December 31, 2019, we had borrowings outstanding of $1.0 billion under our term loan facility, which were subject to a weighted average interest rate of 3.89% during the year then ended, including the impact of the interest rate swap agreements.

Based on the borrowings outstanding under the senior secured credit facilities during 2019, we estimate that had the average interest rate on our borrowings increased by 100 basis points in 2019, our interest expense for the year would have increased by approximately $11.0 million excluding the impact of the interest rate swap agreements, and would have increased by approximately $5.9 million including the impact of the interest rate swap agreements.
These estimates assume the interest rate of each variable rate borrowing or investment is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings subject to variable interest rates at that time. Therefore, the estimated increase in interest expense as calculated above may not be indicative of future expenses. As actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks if interest rates decrease. As of December 31, 2019, the fair value of our interest rate swap agreements was a liability of $2.9 million.
During the year ended December 31, 2019, our wholly-owned captive insurance entity purchased and sold marketable debt securities, which were classified as available-for-sale. As of December 31, 2019, the fair value of the available-for-sale debt securities was $24.9 million. Our investments in debt securities primarily consist of U.S. Treasury and U.S. government agency securities and carry a fixed coupon rate. As of December 31, 2019, a hypothetical increase in interest rates of 100 basis points would not have a material adverse impact on the fair value of our investment portfolio. Any unrealized gains or losses are recorded in accumulated other comprehensive loss and are realized if the debt securities are sold prior to maturity.

Item 8. Financial Statements and Supplementary Data
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Bright Horizons Family Solutions Inc.
Watertown, Massachusetts

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases in accordance with the adoption of Accounting Standards Codification (ASC) 842, Leases, using the modified retrospective transition approach as of the January 1, 2019 effective date. Lease accounting is also communicated as a critical audit matter below.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue - Refer to Note 1 and 2 to the financial statements.
Critical Audit Matter Description
The Company provides center-based child care and early education, back-up care (for children and adult/elders), tuition assistance and student loan repayment program administration and related educational consulting services, college admissions advisory services, and other support services for employers and families. The Company generates revenue from services based on the consideration specified in contracts with customers, which primarily consist of employer sponsors and parents. The

Company recognizes revenue when a performance obligation is satisfied by transferring control of the promised services to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. A performance obligation is a promise in a contract to transfer a distinct service to the customer. Revenue is recognized over time as control of the service is transferred to the customer.
Given the Company’s disparate services require recording a significant volume of transactions in multiple systems, performing audit procedures to test revenue required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue included the following, among others:

•	We evaluated the Company’s accounting policies for compliance with the applicable revenue recognition accounting guidance.

•	We tested the relevant general information technology and business process controls over revenue transactions.

•	We performed analytical procedures to test the reasonableness of recorded balances.

•	We selected a sample of transactions within each significant revenue stream and performed the following:

◦	Evaluated whether the transaction was accounted for in accordance with the Company’s policies.

◦	Tested the amounts recognized to source documents and tested the mathematical accuracy of the recorded revenue.
Leases- Refer to Notes 1 and 3 to the financial statements (also see change in accounting principle explanatory paragraph above).
Critical Audit Matter Description
The Company has numerous operating leases for its full service and back-up child care and early education centers, corporate offices, call centers, and to a lesser extent, various office equipment. On January 1, 2019, the Company adopted ASC 842, Leases, which requires lease assets and lease liabilities to be recognized on the balance sheet for the rights and obligations created by certain lease arrangements. At contract inception, the Company reviews the terms to determine if an arrangement is a lease. At lease commencement, lease liabilities are recognized on the consolidated balance sheet based on the present value of the unpaid lease payments, calculated using the Company’s incremental borrowing rate. The Company has recorded lease liabilities of $769 million and lease right-of-use assets of $701 million at December 31, 2019.
Given the volume of lease arrangements required to be accounted for at adoption of the new lease accounting guidance, performing audit procedures to test lease balances required a high degree of auditor judgment and an increased extent of audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the lease obligations included the following, among others:

•	We evaluated compliance of the Company’s accounting policies with the applicable lease accounting guidance.

•
We tested the effectiveness of relevant controls over lease transactions, including those over the evaluation of the accounting implications for lease terms and controls within the information technology environment.

•	We tested the completeness of the identification of lease transactions.

•	We selected a sample of lease arrangements and transactions and performed the following:

◦	Evaluated the appropriateness and consistency of the methods and assumptions used by management to calculate the lease liability.

◦	Compared the terms underlying the calculation of the lease balances to the applicable lease documentation.

◦	Tested the mathematical accuracy of the calculation of lease liability and the lease right-of-use asset.

◦	Tested the mathematical computation and recognition of lease expense.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2020

We have served as the Company’s auditor since 2005.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$27,872	$15,450
Accounts receivable—net	148,855	131,178
Prepaid expenses and other current assets	52,161	47,263
Total current assets	228,888	193,891
Fixed assets—net	636,153	597,141
Goodwill	1,412,873	1,347,611
Other intangible assets—net	304,673	323,035
Operating lease right-of-use assets	700,956	—
Other assets	46,877	62,628
Total assets	$3,330,420	$2,524,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Borrowings under revolving credit facility	—	118,200
Accounts payable and accrued expenses	167,059	154,195
Current portion of operating lease liabilities	83,123	—
Deferred revenue	191,117	170,416
Other current liabilities	31,241	30,224
Total current liabilities	483,290	483,785
Long-term debt—net	1,028,049	1,036,870
Operating lease liabilities	685,910	71,817
Other long-term liabilities	92,865	75,368
Deferred revenue	10,098	5,683
Deferred income taxes	58,940	71,306
Total liabilities	2,359,152	1,744,829
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,884,020 and 57,494,468 shares issued and outstanding at December 31, 2019 and 2018, respectively	58	57
Additional paid-in capital	648,031	648,651
Accumulated other comprehensive loss	(50,331)	(62,355)
Retained earnings	373,510	193,124
Total stockholders’ equity	971,268	779,477
Total liabilities and stockholders’ equity	$3,330,420	$2,524,306
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Years ended December 31,
	2019	2018	2017
Revenue	$2,062,017	$1,903,182	$1,740,905
Cost of services	1,539,081	1,429,927	1,310,295
Gross profit	522,936	473,255	430,610
Selling, general and administrative expenses	221,496	201,591	188,939
Amortization of intangible assets	33,621	32,569	32,561
Other expenses	—	—	3,671
Income from operations	267,819	239,095	205,439
Interest expense—net	(45,154)	(47,508)	(44,039)
Income before income tax	222,665	191,587	161,400
Income tax expense	(42,279)	(33,606)	(4,437)
Net income	$180,386	$157,981	$156,963

Allocation of net income to common stockholders:
Common stock—basic	$179,520	$157,096	$155,995
Common stock—diluted	$179,536	$157,114	$156,016
Earnings per common share:
Common stock—basic	$3.10	$2.72	$2.65
Common stock—diluted	$3.05	$2.66	$2.59
Weighted average common shares outstanding:
Common stock—basic	57,838,245	57,812,602	58,873,196
Common stock—diluted	58,947,240	59,000,669	60,253,691
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years ended December 31,
	2019	2018	2017
Net income	$180,386	$157,981	$156,963
Other comprehensive income (loss):
Foreign currency translation adjustments	19,813	(32,092)	53,892
Unrealized gain (loss) on interest rate swaps and investments, net of tax	(7,789)	3,033	2,260
Total other comprehensive income (loss)	12,024	(29,059)	56,152
Comprehensive income	$192,410	$128,922	$213,115
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount
Balance at January 1, 2017	58,910,282	$59	$899,076	$—	$(89,448)	$(121,820)	$687,867
Stock-based compensation expense			12,072				12,072
Issuance of common stock under the Equity Incentive Plan	1,481,785	1	27,998				27,999
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(410,508)	—	(29,798)				(29,798)
Purchase of treasury stock				(162,195)			(162,195)
Retirement of treasury stock	(1,968,415)	(2)	(162,193)	162,195			—
Other comprehensive income					56,152		56,152
Net income						156,963	156,963
Balance at December 31, 2017	58,013,144	58	747,155	—	(33,296)	35,143	749,060
Stock-based compensation expense			13,811				13,811
Issuance of common stock under the Equity Incentive Plan	771,480	1	21,962				21,963
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(77,720)	—	(7,540)				(7,540)
Purchase of treasury stock				(126,739)			(126,739)
Retirement of treasury stock	(1,212,436)	(2)	(126,737)	126,739			—
Other comprehensive loss					(29,059)		(29,059)
Net income						157,981	157,981
Balance at December 31, 2018	57,494,468	57	648,651	—	(62,355)	193,124	779,477
Stock-based compensation expense			17,283				17,283
Issuance of common stock under the Equity Incentive Plan	684,974	1	25,367				25,368
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(84,021)	—	(11,326)				(11,326)
Purchase of treasury stock				(31,944)			(31,944)
Retirement of treasury stock	(211,401)	—	(31,944)	31,944			—
Other comprehensive income					12,024		12,024
Net income						180,386	180,386
Balance at December 31, 2019	57,884,020	$58	$648,031	$—	$(50,331)	$373,510	$971,268
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$180,386	$157,981	$156,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,269	100,943	94,776
Amortization of original issue discount and deferred financing costs	1,929	1,901	1,776
Loss on foreign currency transactions and other	219	116	1,781
(Gain) Loss on disposal of fixed assets	(2,261)	488	2,760
Stock-based compensation expense	17,283	13,811	12,072
Deferred income taxes	(11,344)	(5,469)	(37,562)
Deferred rent	—	1,317	4,345
Non-cash revenue and other	(442)	—	—
Changes in assets and liabilities:
Accounts receivable	(15,718)	(14,498)	(18,689)
Prepaid expenses and other current assets	1,818	2,795	(3,450)
Income taxes	4,999	(3,320)	11,156
Accounts payable and accrued expenses	9,032	15,912	5,912
Deferred revenue	23,038	12,073	9,316
Leases	11,762	4,543	1,726
Other assets	(904)	100	(387)
Other current and long-term liabilities	2,287	6,054	5,698
Net cash provided by operating activities	330,353	294,747	248,193
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(111,845)	(92,491)	(88,122)
Proceeds from the disposal of fixed assets	7,080	1,826	4,285
Purchases of debt securities and other investments	(28,015)	(767)	—
Proceeds from the maturity of debt securities	3,000	—	—
Payments and settlements for acquisitions—net of cash acquired	(53,425)	(67,111)	(21,484)
Purchase of equity method investment	(5,865)	—	—
Net cash used in investing activities	(189,070)	(158,543)	(105,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred and contingent consideration for acquisitions	(4,200)	(2,965)	(185)
Payments of debt issuance costs	—	(292)	(1,711)
Borrowings under revolving credit facility	288,674	679,900	643,201
Payments under revolving credit facility	(406,532)	(688,800)	(592,101)
Principal payments of long-term debt	(10,750)	(10,750)	(8,063)
Taxes paid related to the net share settlement of stock options and restricted stock	(11,326)	(7,540)	(29,798)
Purchase of treasury stock	(31,553)	(126,679)	(162,195)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	26,559	22,933	26,988
Net cash used in financing activities	(149,128)	(134,193)	(123,864)
Effect of exchange rates on cash, cash equivalents and restricted cash	559	(103)	1,507
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,286)	1,908	20,515
Cash, cash equivalents and restricted cash—beginning of year	38,478	36,570	16,055
Cash, cash equivalents and restricted cash—end of year	$31,192	$38,478	$36,570
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Years ended December 31,
	2019	2018	2017
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$27,872	$15,450	$23,227
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	3,320	3,028	5,343
Restricted cash and cash equivalents, included in other assets	—	20,000	8,000
Total cash, cash equivalents and restricted cash—end of year	$31,192	$38,478	$36,570

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$43,051	$46,122	$44,464
Cash payments of income taxes	$50,553	$41,936	$31,290
NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$4,549	$6,359	$1,500
Contingent consideration issued for acquisitions	$13,870	$—	$—
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based child care and early education, back-up child and adult/elder dependent care, tuition assistance and student loan repayment program administration, educational advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Puerto Rico, Canada, and India. The Company provides services designed to help families, employers and their employees better integrate work and family life, primarily under multi-year contracts with employers who offer child care, dependent care, and workforce education services, as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement.
The Company’s full service center-based child care includes traditional center-based child care and early education, preschool, and elementary education. The Company provides its center-based child care services under two principal business models: (1) a cost-plus model, where the Company is paid a fee by an employer client for managing a child care center on a cost-plus basis, and (2) a profit and loss (“P&L”) model, where the Company assumes the financial risk of operating a child care center and provides care on either an exclusive or priority enrollment basis to the employees of an employer sponsor, as well as to families in the surrounding community. In both the cost-plus and sponsor P&L models, the development of a new child care center, as well as ongoing maintenance and repair, is typically funded by an employer sponsor with whom the Company enters into a multi-year contractual relationship. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services for their employees. Under all model types, the Company retains responsibility for all aspects of operating the child care and early education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
The Company’s back-up care services consist of center-based back-up child care, and in-home child and adult/elder dependent care. The Company provides back-up care services through the Company’s full-service and dedicated back-up centers, as well as through the back-up care network. Bright Horizons back-up care offers access to a contracted network of in-home care agencies and center-based providers in locations where the Company does not otherwise have in-home care providers or centers with available capacity.
The Company’s educational advisory services consist of tuition assistance and student loan repayment program administration, workforce education, and related educational consulting services (“EdAssist Solutions”), and college admissions advisory services (“College Coach”).
Basis of Presentation — The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). The Company’s significant accounting policies are described below. Certain reclassifications have been made to prior year amounts within the consolidated statements of cash flows to conform to the current year presentation.
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates in the preparation of the consolidated financial statements relate to the valuation of goodwill and other intangibles, and income taxes. Actual results may differ from management’s estimates.
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

The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany receivables from those foreign subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of income. The net currency gains and losses recorded in the consolidated statements of income for the years ended December 31, 2019 and 2018 were not significant. In 2017, the Company incurred foreign currency translation losses of $1.7 million associated with the disposition of the remaining assets in Ireland, which was included in other expenses in the consolidated statement of income.
Concentrations of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. The Company believes that no significant credit concentration risk existed at December 31, 2019 and 2018.
Cash, cash equivalents, and restricted cash — The Company considers all highly liquid investments with maturities, when purchased, of three months or less to be cash equivalents.
The Company’s cash management system provides for the funding of the main bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks may be in excess of the cash balances at certain banks, creating book overdrafts. There were $12.4 million and $17.8 million in book overdrafts at December 31, 2019 and 2018, respectively, included in accounts payable on the consolidated balance sheet.
The Company’s cash and cash equivalents that are restricted in nature as to withdrawal or usage are included in prepaid expenses and other current assets. Restricted cash is primarily comprised of cash deposits that guarantee letters of credit, cash and cash equivalents associated with the Company’s wholly-owned captive insurance company, and cash deposits held for acquisitions.
Accounts Receivable — The Company generates accounts receivable from fees charged to parents and employer sponsors. The Company monitors collections and payments and maintains a provision for estimated losses based on historical trends, in addition to provisions established for specific collection issues that have been identified. Accounts receivable are stated net of the allowance for doubtful accounts.
Activity in the allowance for doubtful accounts is as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Beginning balance	$2,514	$2,429	$1,054
Provision	840	1,148	2,537
Write offs and recoveries	(2,128)	(1,063)	(1,162)
Ending balance	$1,226	$2,514	$2,429

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
Business Combinations — Business combinations are accounted for under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The accounting for business combinations requires estimates and judgment in determining the fair value of assets acquired and liabilities assumed, regarding expectations of future cash flows of the acquired business, and the allocation of those cash flows to the identifiable intangible assets. The determination of fair value is based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If actual results differ from these estimates, the amounts recorded in the financial statements could be impaired.

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
Goodwill impairment assessments are performed at the reporting unit level, which for Bright Horizons is at the operating segment level. In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s services, regulatory developments, cost factors, and entity specific factors such as overall financial performance and projected results. If an initial qualitative assessment indicates that it is more likely than not that the carrying value exceeds the fair value of a reporting unit, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, the Company compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using the Company’s estimated discount rate. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The Company performed a qualitative assessment during the annual impairment review as of October 1, 2019 and concluded that it is not more likely than not that the fair value of the Company’s reporting units are less than their carrying amount. No goodwill impairment charges were recorded in the years ended December 31, 2019, 2018, or 2017.
We test certain trademarks that are determined to be indefinite-lived intangible assets by comparing the fair value of the trademarks with their carrying value. We estimate the fair value first by estimating the total revenue attributable to the trademarks and then applying a royalty rate determined by an analysis of empirical, market-derived royalty rates for guideline intangible assets, consistent with the initial valuation of the intangibles. No impairment losses were recorded in the years ended December 31, 2019, 2018 or 2017 in relation to intangible assets.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and are amortized over the estimated period benefited, ranging from two to seventeen years. Intangible assets related to parent relationships are amortized using an accelerated method over their useful lives. All other intangible assets are amortized on a straight-line basis over their useful lives.
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
Revenue Recognition and Deferred Revenue — The Company generates revenue from services based on the consideration specified in contracts with customers, which primarily consist of employer sponsors and parents. The Company recognizes revenue when a performance obligation is satisfied by transferring control of the promised services to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. A performance obligation is a promise in a contract to transfer a distinct service to the customer. At contract inception, the Company assesses the services promised in the contract and identifies each distinct performance obligation. To identify the performance obligations, the Company considers the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The transaction price of a contract is allocated to each distinct performance obligation using the relative stand-alone selling price and recognized as revenue when, or as, control of the service is passed to the customer. Revenue is recognized over time as control of the service is transferred to our customers.
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

Equity Method Investment — The Company accounts for its investments in entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the investment is adjusted to reflect Bright Horizons’ proportionate share of the investee net earnings or losses, and is reduced by the amortization of embedded intangible assets. The Company reviews the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.     During the year ended December 31, 2019, the Company invested $5.9 million for a 20% interest in a provider of full service center-based child care and back-up care services in Germany, which is accounted for using the equity method. The equity method investment is included in other assets on the consolidated balance sheet and, as of December 31, 2019, the investment balance was $6.2 million. The impact on the results of operations were immaterial for the year ended December 31, 2019.
Marketable Debt Securities — During the year ended December 31, 2019, the Company purchased and sold marketable debt securities, which were classified as available-for-sale. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. The Company’s investments in debt securities consist primarily of U.S. Treasury and U.S. government agency securities, and are recorded at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). As of December 31, 2019, the fair value of the available-for-sale debt securities was $24.9 million and was classified based on the instruments’ maturity dates, with $17.0 million included in prepaid expenses and other current assets and $7.9 million in other assets on the consolidated balance sheet. At December 31, 2019, the amortized cost was $24.9 million. The debt securities held at December 31, 2019 had remaining maturities ranging from less than one year to approximately 1.75 years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the year ended December 31, 2019. The Company did not realize any gains or losses on its debt securities during the year ended December 31, 2019. The Company reviews the available-for-sale investments for impairment and would recognize an impairment charge for certain unrealized losses that are determined to be other-than-temporary.
Other Investments — The Company’s investments in equity securities are primarily in a private company and a limited partnership. The equity investments without readily determinable fair value are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions. The Company reviews such equity investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. As of December 31, 2019 and 2018, the equity investments were $3.2 million and $2.9 million, respectively, which were recorded in other assets on the consolidated balance sheet.
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
Stock-Based Compensation — The Company accounts for stock-based compensation using a fair value method. Stock-based compensation expense is recognized in the consolidated financial statements based on the grant-date fair value of the awards that are expected to vest. This expense is recognized on a straight-line basis over the requisite service period, which generally represents the vesting period of each separately vesting tranche. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model. The fair value of restricted stock and restricted stock units is based on their intrinsic value on the date of grant.
Excess tax benefits (deficiencies) associated with stock-based compensation are recognized as a component of income tax expense.

Comprehensive Income or Loss — Comprehensive income or loss is comprised of net income or loss, foreign currency translation adjustments, and unrealized gains or losses on interest rate swaps and investments, net of tax. The Company has not recorded a deferred tax liability related to state income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested. Therefore, taxes are not provided for the related currency translation adjustments.
Earnings Per Share — Earnings per share is calculated using the two-class method, which requires the allocation of earnings to each class of common stock outstanding and to unvested participating shares. Unvested participating shares are unvested stock-based payment awards of restricted stock that participate equally in dividends with common stock. Net income available to stockholders is allocated on a pro rata basis to each class of common stock outstanding and to unvested participating shares as if all of the earnings for the period had been distributed. Basic earnings per share is calculated by dividing the allocated net income by the weighted-average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period using the more dilutive of the treasury stock method or the two-class method.
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
In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The Company adopted the new guidance on January 1, 2019. The new guidance with respect to cash flow and net investment hedge relationships existing on the date of adoption is applied on a modified retrospective basis, and the new presentation and disclosure requirements are applied on a prospective basis. There was no impact to the Company’s consolidated financial statements and related disclosures from the adoption of this guidance.
In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows the option to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income (loss) to retained earnings. Effective as of January 1, 2019, the Company did not elect to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income (loss) to retained earnings as these were not material.
Recently Issued Pronouncements — In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the existing guidance on the accounting for credit losses of certain financial instruments. This guidance requires entities to recognize the expected credit loss over the lifetime of certain financial instruments and modifies the impairment model for available-for-sale debt securities. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. This standard is applied by recording a cumulative effect adjustment to retained earnings upon adoption. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

2. REVENUE RECOGNITION
Nature of Services
The Company’s services are comprised of full service center-based child care, back-up care, and educational advisory services, which also represent the Company’s operating and reportable segments.
Full Service Center-Based Child Care
Full service center-based child care includes traditional center-based child care and early education, preschool, and elementary education. Revenue generated from full service center-based child care services is primarily comprised of tuition paid by parents and fees from contractual arrangements with employer sponsors. Tuition is determined based on the age of the child, the child’s attendance schedule, and geographic location of the facility. Tuition is typically billed on a monthly basis, which is consistent with the timing of the delivery of services. The Company enters into contracts with employer sponsors to manage and operate their child care and early education centers for a management fee. These arrangements generally have a contractual term of three to ten years with varying terms and renewal options, and may also include operating subsidies paid either in lieu of or to supplement parent tuition. Management fees and subsidies are typically billed on a monthly basis, which is consistent with the timing of the delivery of services. Revenue from fixed and variable fees for full service center-based child care is recognized over time as services are rendered.
Back-Up Care Services
Back-up care services consist of center-based back-up child care, and in-home child and adult/elder dependent care. The Company provides back-up care services through the Company’s full-service and dedicated back-up centers, and in-home care providers, as well as through the back-up care network. Bright Horizons back-up care offers access to a contracted network of in-home service agencies and center-based providers in locations where the Company does not otherwise have in-home care providers or centers with available capacity. Back-up care revenue is primarily comprised of fixed and variable fees or subsidies paid by employer sponsors and co-payments collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal options. Fees for back-up care services are typically determined based on the number of back-up uses and are generally billed monthly as services are rendered or in advance. Revenue for back-up care is recognized over time as services are rendered.
Educational Advisory Services
The Company’s educational advisory services consist of tuition assistance and student loan repayment program administration and related educational consulting services (“EdAssist Solutions”), and college admissions advisory services (“College Coach”). Educational advisory services revenue is primarily comprised of fixed and variable fees paid by employer clients, as well as retail fees collected from users at the point of service. These arrangements generally have contractual terms of one to three years with varying terms and renewal options. Fees for educational advisory services are determined based on the expected number of program participants and the services selected, and are generally billed in advance. Revenue for educational advisory services is recognized over time as services are rendered.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Year ended December 31, 2019
North America	$1,223,365	$280,222	$81,681	$1,585,268
Europe	460,641	16,108	—	476,749
	$1,684,006	$296,330	$81,681	$2,062,017
Year ended December 31, 2018
North America	$1,144,932	$239,056	$71,361	$1,455,349
Europe	441,391	6,442	—	447,833
	$1,586,323	$245,498	$71,361	$1,903,182
Year ended December 31, 2017
North America	$1,074,270	$219,875	$58,887	$1,353,032
Europe	383,484	4,389	—	387,873
	$1,457,754	$224,264	$58,887	$1,740,905

The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations. Revenues in the United States were $1.6 billion in 2019, $1.5 billion in 2018, and $1.3 billion in 2017. Revenues in the United Kingdom were $382.1 million in 2019, $371.5 million in 2018, and $328.0 million in 2017. Revenue associated with other countries were not material.
Deferred Revenues
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which are recognized as revenue as the performance obligation is satisfied. In 2019, $169.0 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2018. In 2018, $154.9 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2017. There were no significant changes in deferred revenue during the years ended December 31, 2019 and 2018 related to business combinations, impairments, cumulative catch-up or other adjustments.
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations relates to services that are paid or invoiced in advance. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original contract term of one year or less, or for variable consideration allocated to the unsatisfied performance obligation of a series of services. The Company’s remaining performance obligations not subject to the practical expedients were not material at December 31, 2019.
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
The Company has operating leases for certain of its full service and back-up child care and early education centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Canada. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. The Company does not have any finance leases as of December 31, 2019.
At contract inception, the Company reviews the terms to determine if an arrangement is a lease. At lease commencement, the Company determines whether those lease obligations are operating or finance leases and lease liabilities are recognized on the consolidated balance sheet based on the present value of the unpaid lease payments. The present value of the unpaid lease payments is calculated using the Company’s incremental borrowing rate. Lease commencement occurs on the date the Company takes possession or control of the property or equipment. Leases may contain fixed and variable payment arrangements. Variable lease payments may be based on an index or rate, such as consumer price indices, and include rent escalations or market adjustment provisions. Lease payments used to measure lease liabilities include fixed lease payments as well as variable payments that depend on an index or rate based on the applicable index or rate at the lease commencement date. Lease assets are initially measured as the amount of the initial lease liability, adjusted for initial direct costs, lease payments made at or before the commencement date, and reduced by lease incentives received, such as tenant improvement allowances. The Company does not include options to renew or terminate the lease in the determination of lease assets and lease liabilities until it is reasonably certain that the option will be exercised based on management’s assessment of various relevant factors including economic, entity-specific, and market-based factors, among others. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments, including those related to changes in the commencement date index or rate, are expensed as incurred. Lease expense is recognized to cost of services and selling, general and administrative expenses in the consolidated statement of income.
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
Lease Expense
The components of lease expense were as follows (in thousands):

Year ended December 31, 2019
Operating lease expense (1)	$126,796
Variable lease expense (1)	34,845
Total lease expense	$161,641
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Other Information
Supplemental cash flow information related to leases was as follows (in thousands):

Year ended December 31, 2019
Operating Cash Flows:
Cash paid for amounts included in the measurement of lease liabilities	$126,071
Non-cash Transactions:
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$133,043

The weighted average remaining lease term and the weighted average discount rate as of December 31, 2019 were as follows:

Operating Leases
Weighted average remaining lease term (in years)	10
Weighted average discount rate	6.2%

Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of December 31, 2019 (in thousands):

Operating Leases
2020	$119,010
2021	119,904
2022	114,270
2023	105,763
2024	94,565
Thereafter	505,580
Total lease payments	1,059,092
Less imputed interest	(290,059)
Present value of lease liabilities	769,033
Less current portion of operating lease liabilities	(83,123)
Long-term operating lease liabilities	$685,910

As of December 31, 2019, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $105.0 million, inclusive of a new corporate headquarters office lease. The leases are expected to commence between the first quarter of fiscal 2020 and the fourth quarter of fiscal 2021, with the new corporate headquarters office lease expected to commence in the first quarter of fiscal 2020, and have initial lease terms of generally 10 to 15 years.

Prior Year Disclosures
As of December 31, 2018, future payments under operating leases were as follows as determined in accordance with the previous guidance under ASC 840 (in thousands):

Operating Leases
2019	$120,352
2020	114,628
2021	101,710
2022	95,529
2023	87,530
Thereafter	476,861
Total future minimum lease payments	$996,610

Rent expense for the years ended December 31, 2018 and 2017 was $127.4 million and $116.7 million, respectively, as determined under ASC 840.
4. ACQUISITIONS AND DISPOSITIONS
The Company’s growth strategy includes expansion through strategic and synergistic acquisitions. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.
2019 Acquisitions
During the year ended December 31, 2019, the Company acquired three centers and the tuition program management division of another company in the United States, four centers in the Netherlands, and one back-up care provider in the United Kingdom, in eight separate business acquisitions, which were each accounted for as business combinations. These businesses were acquired for cash consideration of $53.3 million, net of cash acquired of $1.2 million, and consideration payable of $0.7 million. Additionally, contingent consideration of up to $20.0 million may be payable over the next three years if certain future performance targets are met. The Company recorded a fair value estimate of the contingent consideration of $13.9 million, as disclosed in Note 12, Fair Value Measurements. The Company recorded goodwill of $25.4 million related to the back-up care segment, which will not be deductible for tax purposes, $14.0 million related to the educational advisory services segment, which will be deductible for tax purposes, and $15.2 million related to the full service center-based child care segment, of which $3.9 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $14.6 million, primarily consisting of customer relationships that will be amortized over five years, as well as fixed assets and technology of $3.1 million, and deferred tax liabilities of $1.9 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 31, 2019, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition. The acquisitions completed in 2019 contributed revenue of $18.1 million during the year ended December 31, 2019.
During the year ended December 31, 2019, the Company paid $4.2 million for deferred and contingent consideration, which were accrued at the date of acquisition. Of this settlement, $3.5 million was for deferred consideration payable related to an acquisition completed in 2018, and $0.7 million was the final installment for contingent consideration related to an acquisition completed in 2016.
2018 Acquisitions
During the year ended December 31, 2018, the Company acquired ten centers in the Netherlands, six centers in the United States, and 20 centers in the United Kingdom in seven separate business acquisitions, which were each accounted for as business combinations. The centers were acquired for cash consideration of $66.8 million, net of cash acquired of $4.2 million, and consideration payable of $5.4 million. The Company recorded goodwill of $60.3 million related to the full service center-based child care segment, of which $13.9 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $8.6 million, consisting of trademarks and customer relationships that will be amortized over two to five years, as well as fixed assets of $8.3 million, working capital of $1.1 million, and deferred tax liabilities of $1.9 million in relation to these acquisitions.

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
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Balance at January 1, 2018	$1,114,886	$168,105	$23,801	$1,306,792
Additions from acquisitions	60,266	—	—	60,266
Effect of foreign currency translation	(19,447)	—	—	(19,447)
Balance at December 31, 2018	1,155,705	168,105	23,801	1,347,611
Additions from acquisitions	15,228	25,350	14,000	54,578
Adjustments to prior year acquisitions	(83)	—	—	(83)
Effect of foreign currency translation	10,380	387	—	10,767
Balance at December 31, 2019	$1,181,230	$193,842	$37,801	$1,412,873

The Company also has intangible assets, which consist of the following at December 31, 2019 and 2018 (in thousands):

December 31, 2019:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	14 years	$404,667	$(283,597)	$121,070
Trade names	6 years	10,656	(8,144)	2,512
		415,323	(291,741)	123,582
Indefinite-lived intangibles:
Trade names	N/A	181,091	—	181,091
		$596,414	$(291,741)	$304,673

December 31, 2018:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	15 years	$391,220	$(253,588)	$137,632
Trade names	7 years	10,183	(5,609)	4,574
		401,403	(259,197)	142,206
Indefinite-lived intangibles:
Trade names	N/A	180,829	—	180,829
		$582,232	$(259,197)	$323,035

The Company recorded amortization expense of $33.6 million, $32.6 million and $32.6 million in the years ended December 31, 2019, 2018, and 2017, respectively.
The Company estimates that it will record amortization expense related to intangible assets existing as of December 31, 2019 as follows over the next five years (in thousands):

Estimated amortization expense
2020	$31,506
2021	$28,292
2022	$25,929
2023	$25,054
2024	$11,080

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Investments in available-for-sale debt securities	$17,053	$—
Reimbursable costs	8,470	8,043
Prepaid software and licenses	5,381	4,967
Prepaid rent and other occupancy costs	4,474	16,982
Prepaid workers’ compensation claims	4,150	4,465
Restricted cash	3,320	3,028
Other prepaid expenses and current assets	9,313	9,778
	$52,161	$47,263

Upon adoption of ASC 842 on January 1, 2019, prepaid rent is recorded as a reduction to the operating lease liabilities on the consolidated balance sheet.

7. FIXED ASSETS
Fixed assets consist of the following (dollars in thousands):

	Estimated useful lives	December 31,
	(Years)	2019	2018
Buildings	20 – 40	$199,113	$187,406
Furniture, equipment and software	3 – 10	273,295	236,503
Leasehold improvements	Shorter of the lease term or the estimated useful life	523,504	467,243
Land	—	102,581	101,707
Total fixed assets		1,098,493	992,859
Accumulated depreciation		(462,340)	(395,718)
Fixed assets, net		$636,153	$597,141

Fixed assets include construction in progress of $29.5 million and $34.7 million at December 31, 2019 and 2018, respectively, which was primarily comprised of leasehold improvements. The Company recorded depreciation expense of $74.6 million, $68.4 million and $62.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.
8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Accrued payroll and employee benefits	$76,606	$67,609
Accounts payable	31,600	35,937
Accrued insurance	10,091	9,020
Accrued fixed asset purchases	4,554	6,359
Other accrued expenses	44,208	35,270
	$167,059	$154,195

Accrued insurance primarily consists of reserves for claims associated with the workers’ compensation and general liability plans.
9. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Customer amounts on deposit	$15,922	$15,651
Income taxes payable	6,671	835
Liability for unvested restricted stock	4,424	3,636
Contingent consideration payable for business combinations	1,377	1,930
Deferred rent and other occupancy costs	—	6,879
Other current liabilities	2,847	1,293
	$31,241	$30,224

Upon adoption of ASC 842 on January 1, 2019, the current portion of operating lease liabilities is separately presented on the consolidated balance sheet.

10. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
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
Outstanding term loan borrowings were as follows (in thousands):

	December 31,
	2019	2018
Term loans	$1,045,438	$1,056,188
Deferred financing costs and original issue discount	(6,639)	(8,568)
Total debt	1,038,799	1,047,620
Less current maturities	10,750	10,750
Long-term debt	$1,028,049	$1,036,870

The revolving credit facility matures on July 31, 2022. There were no borrowings outstanding on the revolving credit facility at December 31, 2019. Borrowings outstanding on the revolving credit facility were $118.2 million at December 31, 2018.
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
The effective interest rate for the term loans was 3.55%, 4.27%, and 3.57% at December 31, 2019, 2018, and 2017, respectively, and the weighted average interest rate was 4.07%, 3.89%, and 3.53% for the years ended December 31, 2019, 2018, and 2017, respectively, prior to the effects of any interest rate swap arrangements. The effective interest rate for the revolving credit facility was 4.76%, and 3.70% at December 31, 2018 and 2017, respectively. The weighted average interest rate for the revolving credit facility was 4.20%, 4.12%, and 4.10% for the years ended December 31, 2019, 2018, and 2017, respectively.
Certain financing fees and original issue discount costs are capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs was $1.5 million, $1.5 million and $1.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. Amortization expense of original issue discount costs was $0.4 million for each of the years ended December 31, 2019, 2018, and 2017.
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

Future principal payments of long-term debt are as follows for the years ending December 31 (in thousands):

2020	$10,750
2021	10,750
2022	10,750
2023	1,013,188
Total future principal payments	$1,045,438

Credit Amendments
In May 2017, November 2017, and May 2018, the Company amended its existing senior credit facilities to, among other changes, reduce the applicable interest rates of the term loan facility and the revolving credit facility. In connection with the May 2017 amendment, the Company also extended the maturity date on the revolving credit facility from July 31, 2019 to July 31, 2022. The maturity date of the amended term loan facility of November 7, 2023 was not modified with these amendments. The Company incurred $1.0 million and $2.8 million in fees associated with these amendments in the years ended December 31, 2018 and 2017, respectively, which were included in selling, general and administrative expenses.
Interest Rate Swap Agreements
The Company is subject to interest rate risk as all borrowings under the senior secured credit facilities are subject to variable interest rates. In October 2017, the Company entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements on a $500 million notional amount of the outstanding term loan borrowings. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The Company is required to make monthly payments on the notional amount at a fixed average interest rate plus the applicable rate for eurocurrency loans. Effective as of May 31, 2018, the notional amount has been subject to a total interest rate of approximately 3.65%. In exchange, the Company receives interest on the notional amount at a variable rate based on the one-month LIBOR rate, subject to a 0.75% floor.
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
As of December 31, 2019, the fair value of the interest rate swap agreements was a liability of $2.9 million, which was recorded in other long-term liabilities on the consolidated balance sheet. As of December 31, 2018, the fair value of the interest rate swap agreements was an asset of $7.9 million, which was recorded in other assets on the consolidated balance sheet.
For the year ended December 31, 2019, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$(8,903)	Interest expense—net	$1,848	$(10,751)
Income tax effect	2,395	Income tax expense	(497)	2,892
Net of income taxes	$(6,508)		$1,351	$(7,859)
For the year ended December 31, 2018, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$4,549	Interest expense—net	$415	$4,134
Income tax effect	(1,224)	Income tax expense	(123)	(1,101)
Net of income taxes	$3,325		$292	$3,033

For the year ended December 31, 2017, the effect of the interest rate swap agreements on other comprehensive income was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$3,258	Interest expense—net	$(509)	$3,767
Income tax effect	(1,303)	Income tax expense	204	(1,507)
Net of income taxes	$1,955		$(305)	$2,260

During the next twelve months, the Company estimates that a net loss of $1.4 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded to interest expense, related to these interest rate swap agreements.
11. INCOME TAXES
Income before income taxes consists of the following (in thousands):

	Years ended December 31,
	2019	2018	2017
United States	$187,511	$157,533	$116,225
Foreign	35,154	34,054	45,175
	$222,665	$191,587	$161,400

The allocation of income before income taxes may fluctuate year to year due to activity within the Bright Horizons consolidated group. In 2017, due to the disposition of our remaining assets in Ireland and the related disposition of our investment in the foreign subsidiary, the foreign income before income taxes includes a gain of approximately $11.9 million, with a corresponding loss of approximately $15.6 million within the U.S. income before income tax. This transaction resulted in a consolidated net loss of $3.7 million which is included in other expenses on the consolidated statement of income.
Income tax expense consists of the following (in thousands):

	Years ended December 31,
	2019	2018	2017
Current income tax expense:
Federal	$32,922	$25,225	$29,733
State	13,379	9,915	4,531
Foreign	7,321	3,935	7,735
	53,622	39,075	41,999
Deferred tax (benefit) expense:
Federal	(4,727)	(188)	(36,794)
State	(2,739)	(2,550)	612
Foreign	(3,877)	(2,731)	(1,380)
	(11,343)	(5,469)	(37,562)
Income tax expense	$42,279	$33,606	$4,437

The following is a reconciliation of the U.S. federal statutory rate to the effective rate on pretax income (in thousands):

	Years ended December 31,
	2019	2018	2017
Federal income tax expense computed at statutory rate	$46,760	$40,233	$56,490
State income tax expense—net of federal income tax	8,522	6,466	2,881
Valuation allowance—net	—	—	(1,028)
Intercompany interest	(5,213)	(8,367)	(5,074)
Permanent differences and other—net	1,940	(1,417)	1,041
Stock-based compensation	(10,990)	(9,446)	(22,757)
Change in income tax rate	—	(548)	(32,844)
Transition Tax	—	—	11,027
Global Intangible Low-Taxed Income	1,277	2,893	—
Change to uncertain tax positions—net	(1,931)	1,657	614
Foreign rate differential	1,914	2,135	(5,913)
Income tax expense	$42,279	$33,606	$4,437

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation with the Tax Act that made changes to the U.S. tax code impacting the year ended December 31, 2017 and future years. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%.
The effective income tax rate for 2019 was 19.0%. The Tax Act introduced the Global Intangible Low-Taxed Income (“GILTI”) regime which resulted in additional federal income tax expense of $1.3 million during the year. The taxes on GILTI are accounted for as period costs when incurred. Income tax expense was reduced by $13.9 million in 2019 for the excess tax benefits associated with the exercise of stock options and vesting of restricted stock.
The effective income tax rate for 2018 was 17.5%. The GILTI regime resulted in additional federal income tax expense of $2.9 million during the year. Additionally, income tax expense was reduced by $12.1 million in 2018 for the excess tax benefits associated with the exercise of stock options and vesting of restricted stock. Included in permanent differences and other, net in the rate reconciliation is a $3.7 million benefit related to finalizing intercompany interest deductions for prior year foreign tax returns.
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

Significant components of the Company’s net deferred tax liability were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Reserve on assets	$259	$554
Net operating loss carryforwards	338	424
Liabilities not yet deductible	10,949	31,641
Deferred revenue	3,415	2,403
Stock-based compensation	9,906	8,502
Operating lease liabilities	190,537	—
Other	4,693	3,591
Total deferred tax assets	220,097	47,115
Deferred tax liabilities:
Operating lease right-of-use assets	(169,117)	—
Intangible assets	(86,064)	(93,180)
Depreciation	(23,764)	(25,128)
Total deferred tax liabilities	(278,945)	(118,308)
Net deferred tax liability	$(58,848)	$(71,193)

At both December 31, 2019 and 2018, the net deferred tax liability of $58.8 million and $71.2 million, respectively, includes deferred tax assets of $0.1 million which are included in other assets in the consolidated balance sheet.
The Company has foreign net operating loss carryforwards of $1.6 million and has recorded an associated deferred tax asset totaling $0.3 million. The net operating losses in certain foreign jurisdictions will begin to expire in the year 2024, while others can be carried forward indefinitely.
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability of approximately $1.5 million related to the state taxes and foreign withholding taxes on approximately $143.8 million of cumulative undistributed earnings of foreign subsidiaries indefinitely invested outside the United States.
Uncertain Tax Positions
The changes in the unrecognized tax benefits were as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Beginning balance	$5,444	$1,903	$1,096
Additions for tax positions of prior years	755	2,937	—
Additions for tax positions of current year	—	684	650
Reductions for tax positions of prior years	(2,507)	—	—
Effect of foreign currency adjustments	33	(80)	157
Ending balance	$3,725	$5,444	$1,903

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were immaterial for the years ended December 31, 2019, 2018 and 2017. In 2019, the Company reduced unrecognized tax benefits by $2.5 million for prior year tax positions of foreign subsidiaries. During 2018, the Company recorded unrecognized tax benefits for the U.S. and a foreign subsidiary’s prior year tax positions.
The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is $4.3 million, inclusive of interest. The unrecognized tax benefits could change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, or if applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.9 million.

The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for federal income tax returns is three years. The Company’s filings for the tax years 2016 through 2018 are subject to audit based upon the federal statute of limitations.
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of December 31, 2019, there were no income tax audits in process and the tax years from 2015 to 2018 are subject to audit.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Canada, Ireland and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to five years.
12. FAIR VALUE MEASUREMENTS
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
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 1, as defined under U.S. GAAP. As of December 31, 2019, the carrying value and estimated fair value of long-term debt was $1.05 billion. As of December 31, 2018, the carrying value and estimated fair value of long-term debt was $1.06 billion and $1.01 billion, respectively.
Interest Rate Swap Agreements — The Company’s interest rate swap agreements are recorded at fair value, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps, it was not considered a significant input. The fair value of the interest rate swaps is classified as Level 2, as defined under U.S. GAAP. As of December 31, 2019, the fair value of the interest rate swap agreements was a liability of $2.9 million, which was recorded in other long-term liabilities on the consolidated balance sheet. As of December 31, 2018, the fair value of the interest rate swap agreements was an asset of $7.9 million, which was recorded in other assets on the consolidated balance sheet.
Debt Securities — During the year ended December 31, 2019, the Company purchased and sold marketable debt securities, which were classified as available-for-sale. The Company’s investment in debt securities consist primarily of U.S. Treasury and U.S. government agency securities, and are recorded at fair value. These securities are valued using quoted prices available in active markets. As such, the Company’s debt securities are classified as Level 1, as defined under U.S. GAAP. As of December 31, 2019, the fair value of the available-for-sale debt securities was $24.9 million and was classified based on the instruments’ maturity dates, with $17.0 million included in prepaid expenses and other current assets and $7.9 million in other assets on the consolidated balance sheet.

Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations as disclosed in Note 4, Acquisitions and Dispositions. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses in the Company’s consolidated statements of income. The fair value of the contingent consideration recorded in the year ended December 31, 2019 was calculated using a real options model based on probability-weighted outcomes of meeting certain future performance targets. The key inputs to the valuation are the projections of future financial results in relation to the business. The Company classified the contingent consideration liability as a Level 3 fair value measurement due to the lack of observable inputs used in the model.
The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements (in thousands):

Year ended December 31, 2019
Balance at January 1, 2019	$1,930
Issuance of contingent consideration in connection with acquisitions	13,870
Settlements of contingent consideration liabilities	(650)
Changes in fair value	557
Foreign currency translation	280
Balance at December 31, 2019	$15,987

13. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Preferred Stock
The Company authorized 25 million shares of undesignated preferred stock in 2013 for issuance, of which none have been issued. The Company’s board of directors has the authority, without further action by stockholders, to issue up to 25 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of December 31, 2019 and 2018, no shares of preferred stock were outstanding.
Treasury Stock
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective June 12, 2018. The share repurchase program, which has no expiration date, replaced the prior August 2016 $300 million authorization, of which $34.9 million remained available at the time the program was replaced and cancelled. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the year ended December 31, 2019, the Company repurchased 0.2 million shares for $31.9 million. At December 31, 2019, $227.1 million remained available under the repurchase program.
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
Equity Incentive Plan
The Company’s 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated (the “Plan”), allows for the issuance of equity awards of up to 7.4 million shares of common stock. The Plan’s original authorization of 5.0 million shares was increased in 2019 by 2.4 million shares as approved by the Company’s stockholders on May 29, 2019. As of December 31, 2019, there were approximately 2.9 million shares of common stock available for grant. The equity awards that have been granted under the Plan consist of time-based stock options, restricted stock, and restricted stock units, which are described below.

Stock-Based Compensation
The Company recognized the impact of stock-based compensation in its consolidated statements of income for the years ended December 31, 2019, 2018, and 2017 and did not capitalize any amounts on the consolidated balance sheets. In the years ended December 31, 2019, 2018, and 2017 the Company recorded stock-based compensation expense of $17.3 million, $13.8 million, and $12.1 million, respectively. Stock-based compensation expense of $15.8 million, $13.1 million, and $11.6 million was recorded in selling, general and administrative expenses in the years ended December 31, 2019, 2018, and 2017, respectively, and $1.5 million, $0.7 million, and $0.5 million was recorded in cost of services, respectively, in the consolidated statements of income in relation to all awards granted under the equity incentive plans. Stock-based compensation expense generated a deferred income tax benefit of $4.5 million, $3.6 million, and $3.2 million in the years ended December 31, 2019, 2018 and 2017, respectively.
Income tax benefits realized from the exercise of stock options and vesting of restricted stock in the years ended December 31, 2019, 2018, and 2017 were $16.7 million, $14.7 million, and $32.3 million, respectively, inclusive of the excess tax benefits realized of $13.9 million, $12.1 million, and $26.5 million in the years ended December 31, 2019, 2018, and 2017, respectively.
As of December 31, 2019, there was $27.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over a weighted average remaining requisite service period of approximately two years. Estimated forfeitures are based on the Company’s historical forfeitures and is adjusted periodically based on actual results. There were no share-based liabilities during the year ended December 31, 2019.
Stock Options
Stock options granted under the Plan are subject to a service condition and expire in seven years from date of grant or upon termination of the holder’s employment with the Company, unless such termination was due to death, disability or retirement, or unless otherwise determined by the administrator of the Plan. Stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant, generally have a requisite service period of five years, and are subject to graded vesting throughout the service term.

Stock-based compensation expense for stock options is based on the fair value of the award on the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years ended December 31,
	2019	2018	2017
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	20.0%	26.0%	30.0%
Risk free interest rate	2.4%	2.6%	1.9%
Expected life of options (years)	5.1	5.3	5.3
Weighted average fair value per share of options granted during the period	$29.16	$28.62	$22.08

The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected stock price volatility assumption was determined using the historical volatility of the Company’s stock price over the expected life of the options. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the years ended December 31, 2019, 2018, and 2017, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We utilized the simplified method because the Company did not have sufficient historical exercise data over the life of awards to provide a reasonable basis upon which to estimate expected term.

The following table summarizes the stock option activity under the Company’s equity plan for the year ended December 31, 2019.

	Weighted Average Remaining Contractual Life in Years
		Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2019	4.1	2,416,205	$58.22
Granted		818,587	125.61
Exercised		(563,031)	38.70
Forfeited/Expired		(149,087)	88.23
Outstanding at December 31, 2019	4.3	2,522,674	$82.65	$170.9
Exercisable at December 31, 2019	2.1	695,396	$37.45	$78.5
Vested and expected to vest at December 31, 2019	4.2	2,370,813	$80.80	$165.0
The fair value (pre-tax) of options that vested during the years ended December 31, 2019, 2018, and 2017 was $7.8 million, $5.5 million, and $6.8 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $54.4 million, $46.3 million, and $66.6 million, respectively. Cash proceeds from the exercise of stock options for the years ended December 31, 2019, 2018, and 2017 were $21.8 million, $18.5 million, and $22.6 million, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock awards are granted to certain senior managers at the discretion of the board of directors as allowed under the Plan. Restricted stock awards generally vest on the earliest of the third anniversary of the grant date, a change in control of the Company, or the termination of employment by reason of death or disability, and are accounted for as non-vested stock. Restricted stock is sold for a price equal to 50% of the fair value of the Company’s common stock at the date of grant. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. The unvested shares of restricted stock participate equally in dividends with common stock. Restricted stock is considered legally issued at the date of grant, but is not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. All outstanding shares of restricted stock are expected to vest. Cash proceeds from the issuance of restricted stock for the years ended December 31, 2019, 2018, and 2017 were $4.8 million, $4.5 million, and $4.4 million, respectively.
Stock-based compensation expense for restricted stock awards is based on the intrinsic value of the award on the date of grant. The Company’s stock-based compensation expense recorded in selling, general and administrative expenses in the consolidated statements of income for the years ended December 31, 2019, 2018, and 2017 included $4.2 million, $4.1 million, and $3.7 million, respectively, for restricted stock awards. As of December 31, 2019, total unrecognized compensation expense included $5.4 million related to unvested restricted stock, which is expected to be recognized over the weighted average remaining requisite service period of approximately two years.
The following table summarizes the restricted stock activity under the Company’s equity plan for the year ended December 31, 2019.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Non-vested restricted stock shares at January 1, 2019	330,089	$37.84
Granted	74,911	63.65
Vested	(111,670)	32.03
Forfeited	—	—
Non-vested restricted stock shares at December 31, 2019	293,330	$46.64	$30.7

The fair value of restricted shares vested during the years ended December 31, 2019, 2018, and 2017 was $3.6 million, $3.5 million, and $5.4 million, respectively. The weighted average grant date fair value of restricted shares granted during the years ended December 31, 2019, 2018, and 2017 was $63.65, $47.85, and $35.75, respectively.

Restricted stock units are awarded to members of the board of directors as allowed under the Plan and are vested upon award. The awards allow for the issuance of a share of the Company’s common stock for each unit upon the earliest of termination of service as a member of the board of directors or five years after the date of the award. The fair value of restricted stock unit awards is the closing market price of the Company’s common stock at the date of grant.
The following table summarizes the restricted stock unit activity under the Company’s equity plan for the year ended December 31, 2019.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Restricted stock units at January 1, 2019	47,593	$72.97
Granted	8,327	135.14
Converted	(10,273)	54.41
Forfeited	—	—
Restricted stock units at December 31, 2019	45,647	$88.48	$6.9

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2019, 2018, and 2017 was $135.14, $107.39, and $77.99, respectively.
14. EARNINGS PER SHARE
The following table sets forth the computation of earnings per share using the two-class method (in thousands, except share and per share amounts):

	Years ended December 31,
	2019	2018	2017
Basic earnings per share:
Net income	$180,386	$157,981	$156,963
Allocation of net income to common stockholders:
Common stock	$179,520	$157,096	$155,995
Unvested participating shares	866	885	968
	$180,386	$157,981	$156,963

Weighted average number of common shares:
Common stock	57,838,245	57,812,602	58,873,196
Unvested participating shares	278,808	325,289	366,029
Earnings per common share:
Common stock	$3.10	$2.72	$2.65

The Company calculates diluted earnings per share for common stock using the more dilutive of the treasury stock method, or the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

	Years ended December 31,
	2019	2018	2017
Diluted earnings per share:
Earnings allocated to common stock	$179,520	$157,096	$155,995
Plus: earnings allocated to unvested participating shares	866	885	968
Less: adjusted earnings allocated to unvested participating shares	(850)	(867)	(947)
Earnings allocated to common stock	$179,536	$157,114	$156,016

Weighted average number of common shares:
Common stock	57,838,245	57,812,602	58,873,196
Effect of dilutive securities	1,108,995	1,188,067	1,380,495
	58,947,240	59,000,669	60,253,691
Earnings per common share:
Common stock	$3.05	$2.66	$2.59

Options outstanding to purchase 0.4 million, 0.5 million, and 0.6 million shares of common stock were excluded from diluted earnings per share for the years ended December 31, 2019, 2018, and 2017, respectively, since their effect was anti-dilutive.
15. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains or losses from interest rate swaps and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on investments	Total
Balance at January 1, 2018	$(35,556)	$2,260	$—	$(33,296)
Other comprehensive income (loss) before reclassifications—net of tax	(32,092)	3,325	—	(28,767)
Amounts reclassified from accumulated other comprehensive income—net of tax	—	(292)	—	(292)
Net current period other comprehensive income (loss)	(32,092)	3,033	—	(29,059)
Balance at December 31, 2018	(67,648)	5,293	—	(62,355)
Other comprehensive income (loss) before reclassifications—net of tax	19,813	(6,508)	70	13,375
Amounts reclassified from accumulated other comprehensive income—net of tax	—	(1,351)	—	(1,351)
Net current period other comprehensive income (loss)	19,813	(7,859)	70	12,024
Balance at December 31, 2019	$(47,835)	$(2,566)	$70	$(50,331)

The gain (loss) on interest rate swaps were reclassified out of accumulated other comprehensive income (loss) as follows (in thousands):

	Years ended December 31,
Consolidated statement of income classification	2019	2018	2017
Interest expense—net	$1,848	$415	$(509)
Income tax expense	(497)	(123)	204
Net income	$1,351	$292	$(305)

16. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s services are comprised of full service center-based child care, back-up care, and educational advisory services, which also represent the Company’s three operating and reportable segments. The full service center-based child care segment includes the traditional center-based child care and early education, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, and in-home child and adult/elder dependent care. The Company’s educational advisory services segment consists of tuition assistance and student loan repayment program administration, educational consulting services, and college admissions advisory services. The Company and its chief operating decision maker evaluate performance based on revenues and income from operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.
Revenue and income from operations by reportable segment was as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Year ended December 31, 2019
Revenue	$1,684,006	$296,330	$81,681	$2,062,017
Income from operations (1)	166,011	80,394	21,414	267,819
Year ended December 31, 2018
Revenue	$1,586,323	$245,498	$71,361	$1,903,182
Income from operations (2)	152,006	68,462	18,627	239,095
Year ended December 31, 2017
Revenue	$1,457,754	$224,264	$58,887	$1,740,905
Income from operations (3)	130,289	60,373	14,777	205,439

(1)
For the year ended December 31, 2019, income from operations includes $0.6 million of transaction costs related to completed acquisitions, of which $0.2 million was allocated to the full service center-based child care segment and $0.4 million to the back-up care segment.

(2)
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

Refer to Note 2, Revenue Recognition, for revenue by geographic region. Long-lived assets by geographic region were as follows (in thousands):

	December 31,
Long-lived assets	2019	2018	2017
North America	$369,851	$347,715	$333,526
Europe	266,302	249,426	241,659
Total long-lived assets	$636,153	$597,141	$575,185

The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations. Long-lived assets were $368.5 million, $346.3 million, and $331.8 million at December 31, 2019, 2018, and 2017, respectively, in the United States, and $240.5 million, $231.8 million, and $226.5 million at December 31, 2019, 2018, and 2017, respectively, in the United Kingdom. Long-lived assets associated with other countries were not material.
17. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees in the United States. To be eligible for the 401(k) Plan, an employee must be at least 20 years of age and have completed their eligibility period of 60 days of service from date of hire. The 401(k) Plan is funded by elective employee contributions of up to 75% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. Expense under the plan, consisting of Company contributions and plan administrative expenses paid by the Company, totaled approximately $3.4 million, $3.4 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company maintains other defined contribution and defined benefit pension plans that cover eligible employees in the United Kingdom and the Netherlands. These plans are generally funded by employee and employer contributions. Expense under these plans, including employer contributions, totaled approximately $9.2 million, $6.4 million and $4.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company maintains a Non-qualified Deferred Compensation Plan (the “NQDC Plan”) for eligible employees. Eligible employees are employees who have capped contribution levels in the existing 401(k) Plan due to the thresholds dictated by the IRS definition of “highly compensated” employees, as well as other employees at the Company’s discretion. The NQDC Plan is funded by elective employee contributions of up to 50% of their base compensation and up to 100% of other forms of compensation, as defined. Under the NQDC Plan, the Company matches 25% of employee contributions for each participant up to $2,500. The Company holds investments in company-owned life insurance policies to offset the Company’s liabilities under the NQDC Plan. Total investments, included in other assets in the consolidated balance sheet, and NQDC Plan liabilities, included in other long-term liabilities in the consolidated balance sheet, were $9.4 million and $10.0 million at December 31, 2019, respectively. Total investments and plan liabilities were $6.4 million and $6.7 million at December 31, 2018, respectively.
18. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company has 54 letters of credit outstanding used to guarantee certain rent payments for up to $2.1 million. These letters of credit are secured by cash deposits included in prepaid expenses and other current assets in the consolidated balance sheet. No amounts have been drawn against these letters of credit.
Litigation
The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such pending legal matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows, although we cannot predict the ultimate outcome of any such actions.
Insurance and Regulatory
The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan. Additionally, a portion of the general liability coverage is provided by the Company’s wholly-owned captive insurance entity. Management believes that the amounts accrued for these obligations are sufficient and that ultimate settlement of such claims or costs associated with claims made under these plans will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The net assets of the captive insurance subsidiary, which are restricted for potential claims, were not material as of December 31, 2019.
The Company’s child care and early education centers are subject to numerous federal, state and local regulations and licensing requirements. Failure of a center to comply with applicable regulations can subject it to governmental sanctions, which could require expenditures by the Company to bring its child care and early education centers into compliance.
19. TRANSACTIONS WITH RELATED PARTIES
Since the IPO in 2013, certain of the Company’s stockholders have sold a total of 52.3 million shares of the Company’s common stock in secondary offerings, including 4.6 million and 8.2 million shares in the years ended December 31, 2018 and 2017, respectively. The Company has not received proceeds from the sale of shares in any of the secondary offerings. The Company purchased 0.8 million and 1.7 million of the shares sold in the secondary offerings in 2018 and 2017, respectively, from the selling stockholders at the same price per share paid by the underwriter to the selling stockholders. In the secondary offering completed March 2018, investment funds affiliated with Bain Capital Partners LLC sold their remaining holdings of the Company’s common stock.
20. QUARTERLY RESULTS (UNAUDITED)
In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of the results of any future quarter.

Selected quarterly financial information follows for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$501,758	$528,060	$511,584	$520,615
Gross profit	$126,947	$139,621	$125,220	$131,148
Income from operations	$62,910	$74,833	$62,629	$67,447
Net income	$42,042	$49,327	$41,254	$47,763
Allocation of net income to common stockholders:
Common stock—basic	$41,845	$49,088	$41,055	$47,532
Common stock—diluted	$41,849	$49,093	$41,059	$47,535
Earnings per common share:
Common stock—basic (1)	$0.73	$0.85	$0.71	$0.82
Common stock—diluted (1)	$0.71	$0.83	$0.69	$0.81

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$463,657	$489,699	$471,585	$478,241
Gross profit	$113,544	$126,037	$113,040	$120,634
Income from operations	$55,284	$64,624	$55,460	$63,727
Net income	$37,298	$40,426	$33,600	$46,657
Allocation of net income to common stockholders:
Common stock—basic	$37,100	$40,196	$33,409	$46,391
Common stock—diluted	$37,104	$40,200	$33,413	$46,397
Earnings per common share:
Common stock—basic (1)	$0.64	$0.70	$0.58	$0.80
Common stock—diluted (1)	$0.62	$0.68	$0.57	$0.79

(1) Due to rounding, the sum of the quarterly earnings per common share amounts may not agree to the total for the year.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, such disclosure controls and procedures were effective.

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
Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.
Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
Attestation Report of the Independent Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which follows below.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Bright Horizons Family Solutions Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Codification (ASC) 842, Leases.
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
February 27, 2020

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.” The remaining information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2019 (the “Definitive Proxy Statement”) and is incorporated herein by reference.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.
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

4.1*	Description of Registrant's Securities registered pursuant to the Securities Exchange Act of 1934
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

10.7†*	Bright Horizons Family Solutions Inc. Annual Incentive Plan
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

10.11†	Consulting Agreement between Bright Horizons Family Solutions LLC and Mandy Berman (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed February 27, 2019)
10.12†
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

10.15†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)
10.16†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)
10.17†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Mary Lou Burke (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 1, 2017)

10.18†	2012 Omnibus Long-Term Incentive Plan, as Amended and Restated effective as of May 29, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 30, 2019)
10.18.1†	Sub-Plan for U.K. Employees under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 9, 2019)
10.19†
Form of Non-Statutory Stock Option Agreement (Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 30, 2019)

10.20†
Form of Restricted Stock Agreement (Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed May 30, 2019)

Exhibit Number	Exhibit Title
10.21†
Form of Restricted Stock Unit Agreement (Directors) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed May 30, 2019)

10.22
Agreement for the Sale and Purchase of the Entire Issued Share Capital of Conchord Limited, dated as of November 8, 2016, among Kaupthing ehf, BHFS Two Limited, Bright Horizons Family Solutions LLC and the persons listed therein (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed March 1, 2017) (1)

10.23
Management Warranty Deed, dated as of November 8, 2016, among the persons listed therein and BHFS Two Limited (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed March 1, 2017) (1)

10.24
Debt Assignment Agreement of Facilities Agreement, dated November 10, 2016, among Kaupthing ehf, Chestnutbay Acquisitionco Limited and BHFS Two Limited (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed March 1, 2017) (1)

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

10.36†*	Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and John Casagrande
10.37†*	Severance Agreement between Bright Horizons Family Solutions LLC and Maribeth Bearfield
21.1*	Subsidiaries of Bright Horizons Family Solutions Inc.
23.1*	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Title
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Management contract or compensatory plan.
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
Date: February 27, 2020

Bright Horizons Family Solutions Inc.
By:	/s/ Stephen H. Kramer
Name:	Stephen H. Kramer
Title:	Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen H. Kramer	Director, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2020
Stephen H. Kramer

/s/ Elizabeth Boland	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2020
Elizabeth Boland

/s/ David Lissy	Director, Chair	February 27, 2020
David Lissy

/s/ Lawrence Alleva	Director	February 27, 2020
Lawrence Alleva

/s/ Julie Atkinson	Director	February 27, 2020
Julie Atkinson

/s/ Joshua Bekenstein	Director	February 27, 2020
Joshua Bekenstein

/s/ Roger Brown	Director	February 27, 2020
Roger Brown

/s/ Jordan Hitch	Director	February 27, 2020
Jordan Hitch

/s/ Marguerite Kondracke	Director	February 27, 2020
Marguerite Kondracke

/s/ Sara Lawrence-Lightfoot	Director	February 27, 2020
Sara Lawrence-Lightfoot

/s/ Linda Mason	Director	February 27, 2020
Linda Mason

/s/ Cathy E. Minehan	Director	February 27, 2020
Cathy E. Minehan

/s/ Laurel Richie	Director	February 27, 2020
Laurel Richie

/s/ Mary Ann Tocio	Director	February 27, 2020
Mary Ann Tocio