Form 10-Q
period 2020-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2020-05-11
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number 001-35780
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2020, there were 60,319,026 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended March 31, 2020

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements (Unaudited)
t
BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$49,230	$27,872
Accounts receivable — net of allowance for credit losses of $1,836 and $1,226 at March 31, 2020 and December 31, 2019, respectively	171,566	148,855
Prepaid expenses and other current assets	63,369	52,161
Total current assets	284,165	228,888
Fixed assets — net	609,459	636,153
Goodwill	1,389,649	1,412,873
Other intangible assets — net	295,337	304,673
Operating lease right-of-use assets	724,053	700,956
Other assets	48,331	46,877
Total assets	$3,350,994	$3,330,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Accounts payable and accrued expenses	188,423	167,059
Current portion of operating lease liabilities	86,252	83,123
Deferred revenue	184,400	191,117
Other current liabilities	27,356	31,241
Total current liabilities	497,181	483,290
Long-term debt — net	1,025,844	1,028,049
Operating lease liabilities	722,602	685,910
Other long-term liabilities	101,352	92,865
Deferred revenue	10,484	10,098
Deferred income taxes	56,003	58,940
Total liabilities	2,413,466	2,359,152
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,920,154 and 57,884,020 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	58	58
Additional paid-in capital	627,337	648,031
Accumulated other comprehensive loss	(94,109)	(50,331)
Retained earnings	404,242	373,510
Total stockholders’ equity	937,528	971,268
Total liabilities and stockholders’ equity	$3,350,994	$3,330,420
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)

	Three months ended March 31,
	2020	2019
Revenue	$506,323	$501,758
Cost of services	397,464	374,811
Gross profit	108,859	126,947
Selling, general and administrative expenses	57,369	55,875
Amortization of intangible assets	8,209	8,162
Income from operations	43,281	62,910
Interest expense — net	(10,206)	(11,948)
Income before income tax	33,075	50,962
Income tax expense	(2,343)	(8,920)
Net income	$30,732	$42,042

Earnings per common share:
Common stock — basic	$0.53	$0.73
Common stock — diluted	$0.52	$0.71

Weighted average common shares outstanding:
Common stock — basic	57,930,909	57,679,041
Common stock — diluted	58,878,784	58,752,384
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three months ended March 31,
	2020	2019
Net income	$30,732	$42,042
Other comprehensive income (loss):
Foreign currency translation adjustments	(39,508)	6,978
Unrealized loss on interest rate swaps and investments, net of tax	(4,270)	(2,867)
Total other comprehensive income (loss)	(43,778)	4,111
Comprehensive income (loss)	$(13,046)	$46,153
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share data) (Unaudited)

	Three months ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	57,884,020	$58	$648,031	$—	$(50,331)	$373,510	$971,268
Stock-based compensation expense			4,283				4,283
Issuance of common stock under the Equity Incentive Plan	298,876	1	12,461				12,462
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(31,429)	—	(5,231)				(5,231)
Purchase of treasury stock				(32,208)			(32,208)
Retirement of treasury stock	(231,313)	(1)	(32,207)	32,208			—
Other comprehensive loss					(43,778)		(43,778)
Net income						30,732	30,732
Balance at March 31, 2020	57,920,154	$58	$627,337	$—	$(94,109)	$404,242	$937,528

	Three months ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	57,494,468	$57	$648,651	$—	$(62,355)	$193,124	$779,477
Stock-based compensation expense			3,106				3,106
Issuance of common stock under the Equity Incentive Plan	303,929	1	11,054				11,055
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(24,718)	—	(2,779)				(2,779)
Other comprehensive income					4,111		4,111
Net income						42,042	42,042
Balance at March 31, 2019	57,773,679	$58	$660,032	$—	$(58,244)	$235,166	$837,012
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,732	$42,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,221	26,462
Impairment losses on long-lived assets	4,970	—
Stock-based compensation expense	4,283	3,106
Deferred income taxes	(5,048)	3,796
Other non-cash adjustments — net	(691)	1,460
Changes in assets and liabilities:
Accounts receivable	(23,421)	2,587
Prepaid expenses and other current assets	(11,422)	565
Accounts payable and accrued expenses	24,529	(1,099)
Income taxes	1,367	2,073
Deferred revenue	(5,299)	23,927
Leases	16,839	2,551
Other assets	1,894	(1,307)
Other current and long-term liabilities	(2,871)	850
Net cash provided by operating activities	64,083	107,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(17,094)	(24,195)
Proceeds from the disposal of fixed assets	4,454	3,134
Proceeds from the maturity of debt securities and sale of other investments	3,247	—
Purchases of other investments and debt securities	(42)	(20,011)
Payments and settlements for acquisitions — net of cash acquired	(3,529)	(19,490)
Net cash used in investing activities	(12,964)	(60,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	10,500	110,500
Payments under revolving credit facility	(10,500)	(178,650)
Principal payments of long-term debt	(2,688)	(2,688)
Purchase of treasury stock	(32,658)	(60)
Taxes paid related to the net share settlement of stock options and restricted stock	(5,231)	(2,779)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	15,962	11,414
Payments of contingent consideration for acquisitions	(1,088)	—
Net cash used in financing activities	(25,703)	(62,263)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,203)	548
Net increase (decrease) in cash, cash equivalents and restricted cash	24,213	(15,264)
Cash, cash equivalents and restricted cash — beginning of period	31,192	38,478
Cash, cash equivalents and restricted cash — end of period	$55,405	$23,214
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)

	Three months ended March 31,
	2020	2019
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$49,230	$20,129
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	6,175	3,085
Total cash, cash equivalents and restricted cash — end of period	$55,405	$23,214

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$9,535	$11,383
Cash payments of income taxes	$6,026	$3,094
Cash paid for amounts included in the measurement of lease liabilities	$29,130	$30,034
NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$3,514	$4,869
Contingent consideration issued for acquisitions	$—	$16,375
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$56,825	$24,496
See accompanying notes to condensed consolidated financial statements.

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
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of March 31, 2020 and the condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Certain reclassifications have been made to prior period amounts within the operating section of the condensed consolidated statements of cash flows to conform to the current period presentation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 31, 2020 and the condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2020 and 2019, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. At March 31, 2020, $194.9 million remained available under the repurchase program. The Company has temporarily suspended share repurchases due to the impact of COVID-19 as the Company prioritizes investments to the most critical operating areas.
COVID-19 Pandemic — In March 2020, the Company began to experience the impact of the COVID-19 pandemic on its global operations, as required business and school closures and shelter-in-place government mandates in response to the pandemic resulted in the temporary closure of a significant portion of the Company’s child care centers. The Company continues to operate critical health care client and “hub” centers to provide care and support services to the children and families of first responders, scientists, health care and medical professionals, and other essential workers, as well as the many support industries facilitating their work. As of March 31, 2020, the Company operated 1,094 child care and early education centers with the capacity to serve approximately 120,000 children and their families, of which approximately 250 child care centers with the capacity to serve approximately 32,000 children remained open after the temporary center closures in response to the COVID-19 pandemic. These open centers are operating with special COVID-19 protocols in place in order to protect the health and safety of the children and staff, including social distancing procedures for pick-up and drop-off, daily health checks, the use of face masks by the Company’s staff, limited capacity, and enhanced hygiene and cleaning practices. The Company’s back-up care and educational advisory services remain operational and available to clients.
As a result of the economic effects of the COVID-19 pandemic, including the Company’s temporary closure of a significant portion of its centers and the related negative financial impact to its results of operations, the Company considered whether these conditions indicated it was more likely than not that the Company’s $1.4 billion in goodwill and $180.6 million in indefinite-lived intangible assets were impaired. Based on the facts and circumstances as of March 31, 2020, the Company determined it was more likely than not that the fair value of its reporting units and indefinite-lived intangible assets exceeded their carrying amount and therefore, interim impairment analysis was not required.
In addition, the Company reviewed its long-lived assets, including amortizable intangible assets, to determine whether these conditions indicated that the carrying amount of such assets may not be recoverable. During the three months ended March 31, 2020, the Company recognized a $5.0 million impairment loss on long-lived assets for certain centers that are unlikely to recover the carrying amount as a result of the operational disruption caused by recent closures and events. Given the current risks and uncertainties associated with the COVID-19 pandemic, additional impairment losses may occur.

The broad effects of COVID-19, its duration and scope of the ongoing disruption, including the pace of re-opening temporarily closed centers, cannot be predicted and is affected by many interdependent variables and decisions by government authorities and the Company’s client partners. Based on the current guidance and directives of state and local health authorities, in conjunction with recommendations from medical experts and the Centers for Disease Control and Prevention, the temporary closure of the Company’s centers is expected to continue in the second quarter of 2020 and, potentially, in subsequent periods. The timing and cadence of re-opening the temporarily closed centers will vary by jurisdiction and other factors and the Company cannot anticipate when the majority of our centers will re-open. The Company will continue to evaluate the conditions and factors which would govern the re-opening of temporarily closed centers, including health and safety protocols. While the Company recently experienced increased demand for back-up care services, such as in-home care, and minimal disruption to providing educational advisory services, these conditions and trends may not continue in subsequent periods. Given these factors, the Company expects the effects of COVID-19 to its business to continue to adversely impact the results of its operations in the second quarter of 2020, and potentially in subsequent periods.
In response to these developments, the Company has implemented measures in an effort to manage costs and improve liquidity and access to financial resources, and thereby mitigate the impact on the Company’s financial position and operations. These measures include, but are not limited to, the following:

•
furloughing a significant portion of the Company’s employees in proportion to the number of center closures, including center personnel for temporarily closed centers and related support functions in the Company’s corporate offices;

•	reducing discretionary spending and overhead costs, while prioritizing investments that support current operations and deferring to future periods nonessential and discretionary investments;

•	temporary voluntary reductions in compensation to certain executive officers and board members;

•	temporary suspension of share repurchases;

•	amending the Company’s credit agreement in April 2020 and May 2020 to increase the borrowing capacity of its revolving credit facility from $225 million to $400 million; and,

•	raising $250 million in gross proceeds from the issuance and sale of common stock in April 2020.
In light of these actions and based on the Company’s assumptions about the continued impact of COVID-19 on its operations, the Company believes it has sufficient liquidity to satisfy its obligations for at least the next twelve months. Refer to Note 12, Subsequent Events, for additional information on the issuance and sale of common stock and the amendments to the Company’s credit agreement.
Recently Adopted Pronouncements — On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the existing guidance on the accounting for credit losses of certain financial instruments. This guidance requires entities to recognize the expected credit loss over the lifetime of certain financial instruments and modifies the impairment model for available-for-sale debt securities. This standard is applied by recording a cumulative effect adjustment to retained earnings upon adoption. There was no impact to the Company’s consolidated financial statements from the adoption of this guidance.
The Company generates accounts receivable from fees charged to parents and employer sponsors, which are generally billed monthly as services are rendered or in advance, and are classified as short term. The Company monitors collections and maintains a provision for expected credit losses based on historical trends, current conditions, and relevant forecasted information, in addition to provisions established for specific collection issues that have been identified. Activity in the allowance for credit losses is as follows (in thousands):

Three months ended March 31, 2020
Beginning balance at January 1, 2020	$1,226
Provision	910
Write offs and recoveries	(300)
Ending balance at March 31, 2020	$1,836

The Company’s investments in debt securities, which were classified as available-for-sale, are further disclosed in Note 9, Fair Value Measurements. As of March 31, 2020, the available-for-sale debt securities are not in an unrealized loss position, and therefore there is no allowance for credit losses.

Recently Issued Pronouncements — In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard removes certain exceptions to the general principles in Topic 740 and improves the consistent application of U.S. GAAP by clarifying and amending certain areas of the existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Three months ended March 31, 2020
North America	$298,067	$70,557	$20,765	$389,389
Europe	113,324	3,610	—	116,934
	$411,391	$74,167	$20,765	$506,323
Three months ended March 31, 2019
North America	$304,312	$62,007	$18,744	$385,063
Europe	114,008	2,687	—	116,695
	$418,320	$64,694	$18,744	$501,758

The classification “North America” is comprised of the Company’s United States, Canada, and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which are recognized as revenue as the performance obligation is satisfied. During the three months ended March 31, 2020, $123.8 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2019. During the three months ended March 31, 2019, $113.4 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2018.
Remaining Performance Obligations
The transaction price allocated to the remaining performance obligations relates to services that are paid or invoiced in advance. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original contract term of one year or less, or for variable consideration allocated to the unsatisfied performance obligation of a series of services. The Company’s remaining performance obligations not subject to the practical expedients were not material.
3. LEASES
The Company has operating leases for certain of its full service and back-up child care and early education centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Canada. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. The Company does not have any finance leases as of March 31, 2020.
Lease Expense
The components of lease expense were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Operating lease expense (1)	$33,861	$30,960
Variable lease expense (1)	9,233	8,333
Total lease expense	$43,094	$39,293
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.

Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	6.1%	6.2%

Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of March 31, 2020 (in thousands):

Operating Leases
Remainder of 2020	$90,468
2021	124,795
2022	120,283
2023	111,985
2024	101,015
Thereafter	555,120
Total lease payments	1,103,666
Less imputed interest	(294,812)
Present value of lease liabilities	808,854
Less current portion of operating lease liabilities	(86,252)
Long-term operating lease liabilities	$722,602

As of March 31, 2020, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $52.0 million. The leases are expected to commence between the second quarter of fiscal 2020 and the fourth quarter of fiscal 2021 and have initial lease terms of approximately 15 years.
4. ACQUISITIONS
The Company’s growth strategy includes expansion through strategic and synergistic acquisitions. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.
2020 Acquisitions
During the three months ended March 31, 2020, the Company acquired one center in the United States, which was accounted for as a business combination. The center was acquired for cash consideration of $3.5 million, including fixed assets of $2.3 million in relation to the real estate acquired. The Company recorded goodwill of $1.2 million to the full service center-based child care segment, all of which will be deductible for tax purposes.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2020, the purchase price allocation for this acquisition remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired business are included in the consolidated results of operations from the date of acquisition, and were not material to the Company’s financial results.
During the three months ended March 31, 2020, the Company paid $1.1 million for contingent consideration related to an acquisition completed in 2018, which had been recorded as a liability at the date of acquisition.

2019 Acquisitions
During the year ended December 31, 2019, the Company acquired three centers and the tuition program management division of another company in the United States, four centers in the Netherlands, and one back-up care provider in the United Kingdom, in eight separate business acquisitions, which were each accounted for as business combinations. These businesses were acquired for cash consideration of $53.3 million, net of cash acquired of $1.2 million, and consideration payable of $0.7 million. Additionally, contingent consideration of up to $20.0 million may be payable over the next three years if certain future performance targets are met. The Company recorded a fair value estimate of the contingent consideration of $13.9 million. The Company recorded goodwill of $25.4 million related to the back-up care segment, which will not be deductible for tax purposes, $14.0 million related to the educational advisory services segment, which will be deductible for tax purposes, and $15.2 million related to the full service center-based child care segment, of which $3.9 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $14.6 million primarily consisting of customer relationships that will be amortized over five years, as well as fixed assets and technology of $3.1 million, and deferred tax liabilities of $1.9 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2020, the purchase price allocations for six of the 2019 acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed.
During the year ended December 31, 2019, the Company paid $4.2 million for deferred and contingent consideration, which were accrued at the date of acquisition. Of this settlement, $3.5 million was for deferred consideration payable related to an acquisition completed in 2018, and $0.7 million was the final installment for contingent consideration related to an acquisition completed in 2016.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Balance at January 1, 2019	$1,155,705	$168,105	$23,801	$1,347,611
Additions from acquisitions	15,228	25,350	14,000	54,578
Adjustments to prior year acquisitions	(83)	—	—	(83)
Effect of foreign currency translation	10,380	387	—	10,767
Balance at December 31, 2019	1,181,230	193,842	37,801	1,412,873
Additions from acquisitions	1,167	—	—	1,167
Adjustments to prior year acquisitions	(328)	—	(125)	(453)
Effect of foreign currency translation	(22,196)	(1,742)	—	(23,938)
Balance at March 31, 2020	$1,159,873	$192,100	$37,676	$1,389,649

The Company also has intangible assets, which consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	14 years	$402,504	$(289,824)	$112,680
Trade names	6 years	10,138	(8,099)	2,039
		412,642	(297,923)	114,719
Indefinite-lived intangibles:
Trade names	N/A	180,618	—	180,618
		$593,260	$(297,923)	$295,337

December 31, 2019	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Customer relationships	14 years	$404,667	$(283,597)	$121,070
Trade names	6 years	10,656	(8,144)	2,512
		415,323	(291,741)	123,582
Indefinite-lived intangibles:
Trade names	N/A	181,091	—	181,091
		$596,414	$(291,741)	$304,673

The Company estimates that it will record amortization expense related to intangible assets existing as of March 31, 2020 as follows (in thousands):

Estimated amortization expense
Remainder of 2020	$23,200
2021	$28,077
2022	$25,774
2023	$24,905
2024	$11,051

6. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company’s $1.3 billion senior secured credit facilities consist of a $1.1 billion secured term loan facility (“term loan facility”) and a $225 million multi-currency revolving credit facility (“revolving credit facility”). The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023. Refer to Note 12, Subsequent Events, for changes to the Company’s senior secured credit facilities.
Outstanding term loan borrowings were as follows (in thousands):

	March 31, 2020	December 31, 2019
Term loans	$1,042,750	$1,045,438
Deferred financing costs and original issue discount	(6,156)	(6,639)
Total debt	1,036,594	1,038,799
Less current maturities	10,750	10,750
Long-term debt	$1,025,844	$1,028,049

The revolving credit facility matures on July 31, 2022. There were no borrowings outstanding on the revolving credit facility at March 31, 2020 and December 31, 2019.
All borrowings under the credit agreement are subject to variable interest. Borrowings under the term loan facility bear interest at a rate per annum of 0.75% over the base rate, or 1.75% over the eurocurrency rate, which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one month LIBOR rate. With respect to the term loan facility, the base rate is subject to an interest rate floor of 1.75% and the eurocurrency rate is subject to an interest rate floor of 0.75%. Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the eurocurrency rate. Refer to Note 12, Subsequent Events, for changes to interest rates applicable to the Company’s revolving credit facility.
The effective interest rate for the term loans was 2.74% and 3.55% at March 31, 2020 and December 31, 2019, respectively, and the weighted average interest rate was 3.42% and 4.25% for the three months ended March 31, 2020 and 2019, respectively, prior to the effects of any interest rate swap arrangements. The weighted average interest rate for the revolving credit facility was 5.41% and 4.10% for the three months ended March 31, 2020 and 2019, respectively.

Certain financing fees and original issue discount costs are capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs was $0.4 million for the three months ended March 31, 2020 and 2019. Amortization expense of original issue discount costs was $0.1 million for the three months ended March 31, 2020 and 2019.
All obligations under the senior secured credit facilities are secured by substantially all the assets of the Company’s U.S. subsidiaries. The senior secured credit facilities contain a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, the Company’s wholly-owned subsidiary, and its restricted subsidiaries, to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of our subsidiaries; alter the business conducted; enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and consolidate or merge.
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp., the Company’s direct subsidiary, to be a passive holding company, subject to certain exceptions. The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum consolidated first lien net leverage ratio that is a quarterly maintenance based financial covenant. A breach of this covenant is subject to certain equity cure rights. Refer to Note 12, Subsequent Events, for changes to the financial covenant applicable to the Company’s revolving credit facility.
Future principal payments of long-term debt are as follows for the years ending December 31 (in thousands):

Term Loans
Remainder of 2020	$8,062
2021	10,750
2022	10,750
2023	1,013,188
Total future principal payments	$1,042,750

Interest Rate Swap Agreements
The Company is subject to interest rate risk as all borrowings under the senior secured credit facilities are subject to variable interest rates. In October 2017, the Company entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements on $500 million notional amount of the outstanding term loan borrowings. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The Company is required to make monthly payments on the notional amount at a fixed average interest rate, plus the applicable rate for eurocurrency loans. The notional amount is subject to a total interest rate of approximately 3.65%. In exchange, the Company receives interest on the notional amount at a variable rate based on the one-month LIBOR rate, subject to a 0.75% floor.
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
As of March 31, 2020 and December 31, 2019, the fair value of the interest rate swap agreements was a liability of $8.9 million and $2.9 million, respectively, which was recorded in other long-term liabilities on the consolidated balance sheet.
For the three months ended March 31, 2020, the effect of the interest rate swap agreements on other comprehensive income (loss) was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$(6,302)	Interest expense — net	$(285)	$(6,017)
Income tax effect	1,695	Income tax expense	77	1,618
Net of income taxes	$(4,607)		$(208)	$(4,399)

For the three months ended March 31, 2019, the effect of the interest rate swap agreements on other comprehensive income (loss) was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$(3,189)	Interest expense — net	$757	$(3,946)
Income tax effect	858	Income tax expense	(203)	1,061
Net of income taxes	$(2,331)		$554	$(2,885)

During the next twelve months, the Company estimates that a net loss of $5.7 million, pre-tax, will be reclassified from accumulated other comprehensive income (loss) and recorded to interest expense, related to these interest rate swap agreements.
7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

Basic earnings per share:	Three months ended March 31,
	2020	2019
Net income	$30,732	$42,042
Allocation of net income to common stockholders:
Common stock	$30,587	$41,845
Unvested participating shares	145	197
	$30,732	$42,042

Weighted average number of common shares:
Common stock	57,930,909	57,679,041
Unvested participating shares	274,801	271,153
Earnings per common share:
Common stock	$0.53	$0.73

Diluted earnings per share:	Three months ended March 31,
	2020	2019
Earnings allocated to common stock	$30,587	$41,845
Earnings allocated to unvested participating shares	145	197
Adjusted earnings allocated to unvested participating shares	(143)	(193)
Earnings allocated to common stock	$30,589	$41,849

Weighted average number of common shares:
Common stock	57,930,909	57,679,041
Effect of dilutive securities	947,875	1,073,343
	58,878,784	58,752,384
Earnings per common share:
Common stock	$0.52	$0.71

Options outstanding to purchase 0.5 million and 0.8 million shares of common stock were excluded from diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.

8. INCOME TAXES
The Company’s effective income tax rates were 7.1% and 17.5% for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the Company’s annual effective tax rate is highly sensitive to change in estimates of total ordinary income (or loss), and therefore a reliable estimate cannot be made. Accordingly, the actual effective tax rate for the year-to-date period has been used. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to estimated income before income tax, jurisdictional mix of estimated income before income tax, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which is included as a reduction of tax expense. During the three months ended March 31, 2020 and 2019, the excess tax benefit from stock-based compensation expense decreased tax expense by $6.9 million and $4.6 million, respectively. For the three months ended March 31, 2020 and 2019, prior to the inclusion of the excess tax benefit, the effective income tax rate approximated 28% and 26%, respectively.
The Company’s unrecognized tax benefits were $4.5 million at March 31, 2020 and $4.3 million at December 31, 2019, inclusive of interest. The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.8 million.
The Company and its domestic subsidiaries are subject to audit for U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (“IRS”) and the statute of limitations for federal tax returns is three years. The Company’s filings for the tax years 2016 through 2019 are subject to audit based upon the federal statute of limitations.
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company’s filings for the tax years from 2015 to 2019 are subject to audit and, as of March 31, 2020, there was one state audit in process.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. There were no significant changes to the Company’s exposure to credit risk during the three months ended March 31, 2020.
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 1, as defined under U.S. GAAP. As of March 31, 2020, the carrying value and estimated fair value of long-term debt was $1.04 billion and $1.0 billion, respectively. As of December 31, 2019, the carrying value and estimated fair value of long-term debt was $1.05 billion.

Interest Rate Swap Agreements — The Company’s interest rate swap agreements are recorded at fair value, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps, it was not considered a significant input. The fair value of the interest rate swaps is classified as Level 2, as defined under U.S. GAAP. As of March 31, 2020 and December 31, 2019, the fair value of the interest rate swap agreements was a liability of $8.9 million and $2.9 million, respectively, which were recorded in other long-term liabilities on the consolidated balance sheets.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets. As such, the Company’s debt securities are classified as Level 1, as defined under U.S. GAAP. As of March 31, 2020, the fair value of the available-for-sale debt securities was $22.1 million and was classified based on the instruments’ maturity dates, with $16.2 million included in prepaid expenses and other current assets and $5.9 million in other assets on the consolidated balance sheet. As of December 31, 2019, the fair value of the available-for-sale debt securities was $24.9 million, with $17.0 million included in prepaid expenses and other current assets and $7.9 million in other assets on the consolidated balance sheet. At March 31, 2020 and December 31, 2019, the amortized cost was $21.9 million and $24.9 million, respectively. The debt securities held at March 31, 2020 had remaining maturities ranging from less than one to approximately 1.75 years. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in accumulated other comprehensive income (loss), and were immaterial for the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020, the Company received proceeds from the maturity of debt securities of $3.0 million, which are included in prepaid expenses and other current assets on the consolidated balance sheet at March 31, 2020 as restricted cash. The Company did not realize any gains or losses on its debt securities during the three months ended March 31, 2020 and 2019.
Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations as disclosed in Note 4, Acquisitions. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses in the Company’s consolidated statement of income. The fair value of the contingent consideration was calculated using a real options model based on probability-weighted outcomes of meeting certain future performance targets. The key inputs to the valuation are the projections of future financial results in relation to the business. The Company classified the contingent consideration liability as a Level 3 fair value measurement due to the lack of observable inputs used in the model.
The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements (in thousands):

Three months ended March 31, 2020
Balance at January 1, 2020	$15,987
Settlement of contingent consideration liabilities	(1,088)
Changes in fair value	422
Foreign currency translation	(1,044)
Balance at March 31, 2020	$14,277

Nonrecurring fair value estimates — During the three months ended March 31, 2020, the Company recognized a $5.0 million impairment loss on long-lived assets for certain centers. The impairment loss was included in cost of services on the consolidated statement of income, which has been allocated to the full service center-based child care segment. The estimated fair value of the applicable center long-lived assets was based on the fair value of the assets, calculated using a discounted cash flow model, with unobservable inputs. The fair value of such assets was insignificant. The Company classified the center long-lived assets as a Level 3 fair value measurement due to the lack of observable inputs used in the model.
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains or losses from interest rate swaps and investments, net of tax.

The changes in accumulated other comprehensive income (loss) by component were as follows (in thousands):

	Three months ended March 31, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on investments	Total
Balance at January 1, 2020	$(47,835)	$(2,566)	$70	$(50,331)
Other comprehensive income (loss) before reclassifications, net of tax	(39,508)	(4,607)	129	(43,986)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	208	—	208
Net current period other comprehensive income (loss)	(39,508)	(4,399)	129	(43,778)
Balance at March 31, 2020	$(87,343)	$(6,965)	$199	$(94,109)

	Three months ended March 31, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on investments	Total
Balance at January 1, 2019	$(67,648)	$5,293	$—	$(62,355)
Other comprehensive income (loss) before reclassifications, net of tax	6,978	(2,331)	18	4,665
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(554)	—	(554)
Net current period other comprehensive income (loss)	6,978	(2,885)	18	4,111
Balance at March 31, 2019	$(60,670)	$2,408	$18	$(58,244)

11. SEGMENT INFORMATION
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
Revenue and income from operations by reportable segment was as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Three months ended March 31, 2020
Revenue	$411,391	$74,167	$20,765	$506,323
Income from operations (1)	16,747	22,239	4,295	43,281

Three months ended March 31, 2019
Revenue	$418,320	$64,694	$18,744	$501,758
Income from operations (2)	41,530	17,117	4,263	62,910

(1)
For the three months ended March 31, 2020, income from operations included $5.0 million of impairment costs for long-lived assets due to the impact of COVID-19 on the Company’s operations, and $0.7 million related to occupancy costs incurred for its new corporate headquarters during the construction period, which represent duplicative corporate office costs in 2020 while the Company also continues to carry the costs for its existing corporate headquarters. These costs have been allocated to the full service center-based child care segment.

(2)	For the three months ended March 31, 2019, income from operations included $0.4 million of expenses related to completed acquisitions, which have been allocated to the back-up care segment.
12. SUBSEQUENT EVENTS
On April 21, 2020, the Company issued and sold 2,138,580 shares of unregistered common stock, par value $0.001 per share, to Durable Capital Master Fund LP at a price of $116.90 per share. The Company is required to file a registration statement to register the resale of these shares within 90 days or is subject to liquidated damages. The Company received gross proceeds from the offering of $250 million. The proceeds may be used for working capital and general corporate purposes.
On April 24, 2020, the Company amended its existing senior credit facilities to, among other things, increase the borrowing capacity of its revolving credit facility from $225 million to $385 million, modify the interest rates applicable to borrowings under the revolving credit facility from a range of 50 to 75 basis points over the base rate (as defined in the Credit Agreement) or a range of 150 to 175 basis points over the eurocurrency rate (as defined in the Credit Agreement) to a range of 50 to 125 basis points over the base rate or 150 to 225 basis points over the eurocurrency rate, and modify the unused commitment fee applicable to the revolving credit commitments from a range of 30 to 32.5 basis points to a range of 30 to 50 basis points. In addition, the amendment modifies the financial covenant applicable to the revolving credit facility for the following four fiscal quarters by requiring the Company, in lieu of complying with a maximum first lien net leverage ratio of 4.50 to 1.00, to comply with a maximum first lien gross leverage ratio of 6.00 to 1.00 for the fiscal quarter ending June 30, 2020, 7.50 to 1.00 for the fiscal quarter ending September 30, 2020, 8.00 to 1.00 for the fiscal quarter ending December 31, 2020 and 7.50 to 1.00 for the fiscal quarter ending March 31, 2021. Beginning with the fiscal quarter ending June 30, 2021, the Company will be required to comply with its previous maximum first lien net leverage ratio of 4.25 to 1.00.
On May 7, 2020, the Company amended its existing senior credit facilities to increase the borrowing capacity of its revolving credit facility from $385 million to $400 million. Refer to Item 5 of this Quarterly Report on Form 10-Q for additional information on this amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition and liquidity, the impact of COVID-19 on our near term or longer term operations, our expectations about center closures and timing of center re-openings, our reductions in discretionary spending and cost-saving initiatives, labor costs, government mandates, our growth, strategies, the industries in which we and our partners operate, demand for services, the impact of accounting principles, pronouncements and policies, statements regarding acquisitions and the subsequent integration and expected synergies, our fair value estimates, goodwill from business combinations, the vesting of Company equity, estimates and impact of equity transactions, unrecognized tax benefits and the impact of uncertain tax positions, our effective tax rate, the outcome of tax audits, settlements and tax liabilities, future impact of excess tax benefits, estimates and adjustments, amortization expense, the impact of foreign currency exchange rates, our credit risk, the impact of seasonality on results of operations, our share repurchase program, the outcome of litigation, legal proceedings and our insurance coverage, debt securities, our interest rate swap, interest rates and projections, interest expense, the use of derivatives or other market risk sensitive instruments, our indebtedness, borrowings under our senior credit facility and revolving credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources and uses of cash flow, our ability to fund operations, and make capital expenditures and payments with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our senior credit facility.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those included in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the risks listed in Part II, Item 1A, “Risk Factors,” of this Quarterly Report, and other factors disclosed from time to time in our other filings with the Securities and Exchange Commission.
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
Introduction, Overview and COVID-19 Update
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
We are a leading provider of high-quality child care and early education, dependent care and workforce education services that are designed to help employers and their employees better integrate work and family life, as well as to grow their careers. Our operating and reporting segments are comprised of full service center-based child care, back-up care, and educational advisory services.

We provide services primarily under multi-year contracts with employers who offer child care, back-up care, and educational advisory services as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement, productivity, recruitment and retention. As of March 31, 2020, we had more than 1,200 client relationships with employers across a diverse array of industries, including more than 175 Fortune 500 companies and more than 80 of Working Mother magazine’s 2019 “100 Best Companies.” At March 31, 2020, we operated 1,094 child care and early education centers, compared to 1,079 centers at March 31, 2019, and had the capacity to serve approximately 120,000 children and their families in the United States, as well as in the United Kingdom, the Netherlands, Canada and India.
In March 2020, we began to experience the impact of the COVID-19 pandemic on our business, which has now substantially disrupted our global operations. Our primary focus and attention is on the well-being, health and safety of the children and families we serve, along with the teachers and staff at our centers. Our services continue to be critically important to first responders, scientists, health care and medical professionals, and other essential workers, as well as the many support industries facilitating their work, all of whom are working tirelessly to respond to COVID-19. In mid-March, as a result of the required business and school closures and shelter-in-place government mandates in response to the pandemic, we began the temporary closure of a significant portion of our child care centers, while continuing to operate critical health care client and “hub” centers to provide care and support services to the children whose parents are working on the front lines of the response. As of March 31, 2020, approximately 250 of our child care centers remained open globally after the temporary center closures. These open centers are operating with special COVID-19 protocols in place in order to protect the health and safety of the children and staff, including social distancing procedures for pick-up and drop-off, daily health checks, the use of face masks by our staff, limited capacity, and enhanced hygiene and cleaning practices. The status of our operations is as follows:

•
United States: We are operating approximately 150 centers, most of which are employer-sponsored centers, and have temporarily closed approximately 570 centers. We are continuously monitoring guidance and taking direction from medical experts, the Centers for Disease Control and Prevention (“CDC”) and local, state and federal government authorities in order to determine the timing and cadence of re-opening our temporarily closed centers.

•
United Kingdom: We are operating approximately 35 centers, and have temporarily closed approximately 280 centers. We are continuously monitoring guidance from the U.K. health authorities in order to determine the timing and cadence of re-opening our temporarily closed centers.

•
Netherlands: We operate approximately 60 centers in the Netherlands which have remained operational under the Dutch government mandate that requires nurseries to remain open to serve the children of parents who work in vital professions, such as health care or emergency services. On April 21, 2020, the Dutch government announced updated protocols to begin re-opening their economy, specifically announcing that schools will begin to re-open May 11, and we expect that centers will be open to all families as of that date.

•	Back-up Care and Educational Advisory: Our back-up care and educational advisory segments currently remain operational and available for our clients and their employees.
This is a fluid and continuously changing environment. The broad effects of COVID-19, its duration and full impact to our operations are difficult to predict, due in large part to the interdependence of our operations with the operating decisions and requirements of our client partners, as well as social distancing guidelines and government mandates for continued school and business closures that impact the timing and cadence of center re-openings. Therefore, the negative financial impact to our results and future financial or operational performance cannot be reasonably estimated. Based on the current guidance and directives of state and local health authorities, in conjunction with recommendations from medical experts and the CDC, the temporary closure of a significant portion of our centers is expected to continue in the second quarter of 2020 and, potentially, in subsequent periods. The timing and cadence of re-opening our temporarily closed centers will vary by jurisdiction and other factors and we cannot anticipate when the majority of our centers will re-open and there is no assurance that centers currently open will continue to fully operate. While we have recently experienced increased demand for back-up care services and minimal disruption to providing educational advisory services, these conditions and trends may not continue in subsequent periods. Given these factors, we expect the effects of COVID-19 to our business to continue to adversely impact our results of operations in the second quarter of 2020, and potentially in subsequent periods.
In response to these developments, we have implemented measures in an effort to manage costs and improve liquidity and access to financial resources, and thereby mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

•
furloughing a significant portion of our employees in proportion to the number of center closures, including center personnel for temporarily closed centers and related support functions in our corporate offices;

•	reducing discretionary spending and overhead costs, while prioritizing investments that support current operations and deferring to future periods nonessential and discretionary investments;

•	temporary voluntary reductions in compensation to certain executive officers and board members;

•	temporary suspension of share repurchases;

•	amending our credit agreement in April 2020 and May 2020 to increase the borrowing capacity of our revolving credit facility from $225 million to $400 million; and,

•	raising $250 million in gross proceeds from the issuance and sale of common stock in April 2020.
We will continue to work with our local teams on the operational decisions and prudently managing our spending to support the current operations, while preparing for the re-opening of our centers. These challenging times highlight our crisis management abilities, our critical role in the business continuity plans of our client partners, and the value that our unique service offering provides to the families and clients we serve. We remain confident in our business model, the strength of our client partnerships, and our ability to respond to changing market conditions. Refer to Note 1, Organization and Basis of Presentation, in our condensed consolidated financial statements for additional information on the impact of COVID-19 to our business.
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,
	2020	%	2019	%
Revenue	$506,323	100.0%	$501,758	100.0%
Cost of services	397,464	78.5%	374,811	74.7%
Gross profit	108,859	21.5%	126,947	25.3%
Selling, general and administrative expenses	57,369	11.4%	55,875	11.1%
Amortization of intangible assets	8,209	1.6%	8,162	1.6%
Income from operations	43,281	8.5%	62,910	12.6%
Interest expense — net	(10,206)	(2.0)%	(11,948)	(2.4)%
Income before income tax	33,075	6.5%	50,962	10.2%
Income tax expense	(2,343)	(0.4)%	(8,920)	(1.8)%
Net income	$30,732	6.1%	$42,042	8.4%

Adjusted EBITDA (1)	$81,458	16.1%	$93,838	18.7%
Adjusted income from operations (1)	$48,954	9.7%	$63,343	12.6%
Adjusted net income (1)	$43,646	8.6%	$47,812	9.5%

(1)	Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP measures, which are reconciled to net income below under “Non-GAAP Financial Measures and Reconciliation.”
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenue. Revenue increased $4.6 million, or 1%, to $506.3 million for the three months ended March 31, 2020 from $501.8 million for the same period in 2019. Revenue growth is primarily attributable to contributions from new and ramping child care and early education centers, expanded sales and utilization of our back-up care and educational advisory services, typical annual tuition and price increases in the range of 3% to 4%, and contributions from acquisitions completed since the first quarter of 2019. The increases were offset by a decrease in tuition revenue in our full service child care centers as we began the temporary closure of a significant portion centers in March 2020 as a result of required school and business closures and shelter-in-place mandates in response to the COVID-19 pandemic. Revenue generated by the full service center-based child care segment in the three months ended March 31, 2020 decreased by $6.9 million, or 2%, when compared to the same period in 2019, due to the decrease in tuitions from the temporary closure of centers and related tuition credits given to parents and, to a lesser extent, the effect of lower foreign currency exchange rates for our United Kingdom and Netherlands operations, which decreased revenue in the full service center-based child care segment by approximately 1% during the three months ended March 31, 2020. We expect to see the negative financial impact of the COVID-19 related center closures to be more pronounced in the second quarter of 2020 with full service revenue contracting in line with center closures, compared to the partial quarter impact in the first quarter of 2020.

Revenue generated by the back-up care segment in the three months ended March 31, 2020 increased by $9.5 million, or 15%, when compared to the same period in 2019. Revenue growth in the back-up care segment is primarily attributable to expanded sales and increased utilization due in part to increased demand for our back-up care services (in-home care and reimbursed self-sourced care) as clients and families seek additional supports as a result of business and school closures. There is no assurance that the increased demand will continue as businesses and schools re-open. Additionally, revenue generated by educational advisory services in the three months ended March 31, 2020 increased by $2.0 million, or 11%, when compared to the same period in the prior year. Revenue growth in the educational advisory services segment is primarily attributable to expanded sales, increased utilization and contributions from an acquisition completed in the fourth quarter of 2019.
Cost of Services. Cost of services increased $22.7 million, or 6%, to $397.5 million for the three months ended March 31, 2020 from $374.8 million for the same period in 2019. Cost of services in the full service center-based child care segment increased $18.1 million, or 6%, to $346.5 million in the three months ended March 31, 2020 when compared to the same period in 2019. Personnel costs, which typically represent approximately 70% of total cost of services for this segment, increased 6% as a result of the enrollment growth at new and existing centers prior to the temporary center closures, routine wage and benefit cost increases, and labor costs associated with centers we have added since March 31, 2019 that are in the ramping stage. While we temporarily closed a significant portion of our centers beginning in March 2020, we did not see a reduction in personnel costs during the quarter as we continued to pay our staff during the transition notice period of approximately two-weeks prior to their eligibility for unemployment insurance and other benefits. We expect to see a decrease in labor costs in the second quarter as a result of these temporary closures. Program supplies, materials, food and facilities costs, which typically represent approximately 30% of total costs of services for this segment, increased 4% in connection with the enrollment growth prior to the temporary center closures, certain technology expenses for programs and services, the incremental occupancy costs associated with centers that have been added since March 31, 2019, partially offset by the effects of lower variable costs as a result of the temporary center closures. In addition, facilities costs include $5.0 million in impairment costs for long-lived assets incurred as a result of the impact of COVID-19 on operations. Cost of services in the back-up care segment increased $2.8 million, or 8%, to $40.1 million in the three months ended March 31, 2020, primarily due to personnel and increased care provider fees associated with the services provided to the expanding customer base and increased utilization, as well as marketing and technology spending which supports our customer user experience, service delivery and operating efficiency. Cost of services in the educational advisory services segment increased $1.8 million, or 20%, to $10.9 million in the three months ended March 31, 2020 due to personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit decreased $18.0 million, or 14%, to $108.9 million for the three months ended March 31, 2020 from $126.9 million for the same period in 2019. Gross profit margin as a percentage of revenue was 22% for the three months ended March 31, 2020, and decreased approximately 4% from the three months ended March 31, 2019. The decrease is primarily due to reduced margins in the full service center-based child care segment from the temporary closure of centers as well as related impairment charges on long-lived assets, partially offset by increases in gross profit from expanded back-up care services.
Selling, General and Administrative Expenses (“SGA”). SGA increased $1.5 million, or 3%, to $57.4 million for the three months ended March 31, 2020 compared to $55.9 million for the same period in 2019. SGA was 11% of revenue for the three months ended March 31, 2020, which is consistent with the same period in 2019. SGA increased over the comparable 2019 period primarily due to increases in personnel costs, including annual wage increases.
Amortization of Intangible Assets. Amortization expense on intangible assets was $8.2 million for the three months ended March 31, 2020, which is consistent with the three months ended March 31, 2019, due to increases from the acquisitions completed in 2019 and 2020, offset by decreases from certain intangibles becoming fully amortized during the period.
Income from Operations. Income from operations decreased by $19.6 million, to $43.3 million for the three months ended March 31, 2020 when compared to the same period in 2019. Income from operations was 9% of revenue for the three months ended March 31, 2020, compared to 13% for the three months ended March 31, 2019. The decrease in income from operations was due to the following:

•
Income from operations for the full service center-based child care segment decreased $24.8 million, or 60%, in the three months ended March 31, 2020 when compared to the same period in 2019 due to reduced margins from the temporary center closures beginning in March 2020 as well as related impairment charges on long-lived assets of $5.0 million, and costs incurred during the pre-opening and ramp-up of certain new lease/consortium centers opened during 2019 and 2020. These reductions were partially offset by tuition increases and enrollment gains over the prior year prior to the temporary center closures, and contributions from new centers that have been added since March 31, 2019.

•
Income from operations for the back-up care segment increased $5.1 million, or 30%, in the three months ended March 31, 2020 when compared to the same period in 2019 due to the expanding revenue base from increased sales and utilization, partially offset by increased care provider fees associated with the incremental revenue, and spending for technology to support our customer user experience, service delivery and operating efficiency.

•
Income from operations for the educational advisory services segment increased 1% in the three months ended March 31, 2020 when compared with the same period in 2019 due to contributions from the expanding revenue base.

Net Interest Expense. Net interest expense decreased to $10.2 million for the three months ended March 31, 2020 from $11.9 million for the same period in 2019, due to decreased borrowings on our revolving credit facility as well as decreases in the applicable interest rates. Including the effects of the interest rate swap arrangements, the weighted average interest rates for the term loans and revolving credit facility were 3.5% and 4.0% for the three months ended March 31, 2020 and 2019, respectively. Based on our current projections of interest rates, we estimate that our overall weighted average interest rate will approximate 3.0% for the remainder of 2020.
Income Tax Expense. We recorded income tax expense of $2.3 million during the three months ended March 31, 2020, at an effective income tax rate of 7%, compared to income tax expense of $8.9 million during the three months ended March 31, 2019, at an effective income tax rate of 18%. For the three months ended March 31, 2020, our annual effective tax rate was highly sensitive to change in estimates of total ordinary income (or loss), and therefore a reliable estimate could not be made. Accordingly, the actual effective tax rate for the year-to-date period has been used. The difference between the effective income tax rates as compared to the statutory income tax rates is primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the three months ended March 31, 2020 and 2019, the excess tax benefits reduced income tax expense by $6.9 million and $4.6 million, respectively. The effective income tax rate would have approximated 28% and 26% for the three months ended March 31, 2020 and 2019, respectively, prior to the inclusion of the excess tax benefits from stock-based compensation.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations decreased $12.4 million, or 13%, and $14.4 million, or 23%, respectively, for the three months ended March 31, 2020 over the comparable period in 2019 primarily as a result of the decrease in gross profit in the full service center-based child care segment.
Adjusted Net Income. Adjusted net income decreased $4.2 million, or 9%, for the three months ended March 31, 2020 when compared to the same period in 2019, primarily due to the decrease in income from operations, partially offset by a lower effective tax rate.

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

	Three Months Ended March 31,
	2020	2019
Net income	$30,732	$42,042
Interest expense — net	10,206	11,948
Income tax expense	2,343	8,920
Depreciation	20,012	18,300
Amortization of intangible assets (a)	8,209	8,162
EBITDA	71,502	89,372
Additional Adjustments:
Non-cash operating lease expense (b)	—	927
Stock-based compensation expense (c)	4,283	3,106
Other costs (d)	703	433
COVID-19 related costs (f)	4,970	—
Total adjustments	9,956	4,466
Adjusted EBITDA	$81,458	$93,838

Income from operations	$43,281	$62,910
Other costs (d)	703	433
COVID-19 related costs (f)	4,970	—
Adjusted income from operations	$48,954	$63,343

Net income	$30,732	$42,042
Income tax expense	2,343	8,920
Income before income tax	33,075	50,962
Stock-based compensation expense (c)	4,283	3,106
Amortization of intangible assets (a)	8,209	8,162
Other costs (d)	703	433
COVID-19 related costs (f)	4,970	—
Adjusted income before income tax	51,240	62,663
Adjusted income tax expense (e)	(7,594)	(14,851)
Adjusted net income	$43,646	$47,812

Weighted average common shares outstanding — diluted	58,878,784	58,752,384
Diluted adjusted earnings per common share	$0.74	$0.81

(a)
Represents amortization of intangible assets, including $5.0 million and $4.7 million for the three months ended March 31, 2020 and 2019, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)	Represents the excess of lease expense over cash lease expense (for periods prior to 2020).

(c)	Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

(d)
Other costs in the three months ended March 31, 2020 relate to occupancy costs incurred for our new corporate headquarters during the construction period, which represent duplicative corporate office costs in 2020 while we also continue to carry the costs for our existing corporate headquarters. Other costs in the three months ended March 31, 2019 relate to transaction costs incurred in connection with completed acquisitions.

(e)
Represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 15% and 24% for the three months ended March 31, 2020 and 2019, respectively. The tax rate for 2020 represents a tax rate of approximately 27% applied to the expected adjusted income before income tax, less the estimated effect of excess tax benefits related to equity transactions. However, the jurisdictional mix of the expected adjusted income before income tax for the full year, and the timing and volume of the tax benefits associated with such future equity activity will affect these estimates and the estimated effective tax rate for the year.

(f)	Represents impairment costs for long-lived assets incurred as a result of the impact of COVID-19 on our operations.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of lease expense over cash lease expense (prior to fiscal 2020), stock-based compensation expense, impairment costs, and transaction costs and other nonrecurring costs, such as duplicative corporate office costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by (used in) operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We understand that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Liquidity and Capital Resources
The COVID-19 pandemic has substantially disrupted our global operations and we are in a fluid and continuously changing environment. The broad effects of COVID-19, its duration and full impact to our operations are difficult to predict, due in large part to the interdependence of our operations with the operating decisions and requirements of our client partners, as well as social distancing guidelines and government mandates for continued school and business closures that impact the timing and cadence of center re-openings. As a result, we have taken a number of actions described below to increase our liquidity and strengthen our financial position as we navigate these uncertain times.

Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up care and educational advisory services, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations and borrowings available under our revolving credit facility. Our revolving credit facility is part of our $1.3 billion senior secured credit facilities, which consist of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. There were no borrowings outstanding on our revolving credit facility at March 31, 2020 and December 31, 2019. In April and May 2020, we amended our existing senior credit facilities to, among other changes, increase the borrowing capacity of our revolving credit facility by $175 million, to a total of $400 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants. Refer to Note 12, Subsequent Events, in our condensed consolidated financial statements for additional information on the amendments to our credit agreement.
We had $49.2 million in cash ($55.4 million including restricted cash) at March 31, 2020, of which $27.1 million was held in foreign jurisdictions, compared to $27.9 million in cash ($31.2 million including restricted cash) at December 31, 2019, of which $14.2 million was held in foreign jurisdictions. Operations outside of North America accounted for 23% of our consolidated revenue for both the three months ended March 31, 2020 and 2019. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the three months ended March 31, 2020 and 2019, and we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2020.
On April 21, 2020, we issued and sold 2,138,580 shares of unregistered common stock to Durable Capital Master Fund LP at a price of $116.90 per share. We received gross proceeds from the offering of $250 million, which further strengthens our liquidity and financial position.
We had a working capital deficit of $213.0 million and $254.4 million at March 31, 2020 and December 31, 2019, respectively. Our working capital deficit has primarily arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that our cash flows from operating activities will be adversely impacted at least during the closure of our centers, which will be supplemented with our existing cash, cash proceeds from the April 2020 sale of common stock, as well as borrowings available under our revolving credit facility to fund operations. As we prepare to re-open our temporarily closed centers in the coming months, we will continue to reduce our discretionary operating and capital spending and prioritize investments that support current operations, as well as our principal and interest payments on our debt.
The board of directors authorized a share repurchase program of up to $300 million of our outstanding common stock, effective June 12, 2018. During the three months ended March 31, 2020, we repurchased 231,313 shares for $32.2 million, and at March 31, 2020, $194.9 million remained available under the repurchase program. All repurchased shares have been retired. At this time, we have temporarily suspended share repurchases as we prioritize investments to the most critical operating areas.
We believe that funds provided by operations, our existing cash balances, the proceeds from the April 2020 common stock issuance, and borrowings available under our revolving credit facility will be adequate to fund all obligations and liquidity requirements for at least the next twelve months. However, prolonged disruptions to our operations as a result of continued required school, child care and business closures and shelter-in-place government mandates in response to the COVID-19 pandemic, may require financing beyond our existing cash and borrowing capacity, and it may be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms.

Cash Flows	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$64,083	$107,013
Net cash used in investing activities	$(12,964)	$(60,562)
Net cash used in financing activities	$(25,703)	$(62,263)
Cash, cash equivalents and restricted cash — beginning of period	$31,192	$38,478
Cash, cash equivalents and restricted cash — end of period	$55,405	$23,214
Cash Provided by Operating Activities
Cash provided by operating activities was $64.1 million for the three months ended March 31, 2020, compared to $107.0 million for the same period in 2019. The decrease in cash provided by operating activities primarily resulted from the $11.3 million decrease in net income from the prior year, and from changes in working capital arising from the timing of billings and payments when compared to the prior year.

Cash Used in Investing Activities
Cash used in investing activities was $13.0 million for the three months ended March 31, 2020 compared to $60.6 million for the same period in 2019 and was related to fixed asset additions, acquisitions, and other investments. The decrease in cash used in investing activities was primarily related to a lower volume of fixed asset additions and acquisitions in 2020 as we prioritize investments to the most critical operating areas as we navigate the impact and response to the COVID-19 pandemic, and a nonrecurring investment of $19.8 million in debt securities in 2019, which were purchased by our wholly-owned captive insurance company using restricted cash. During the three months ended March 31, 2020, we invested $12.6 million, net of proceeds from the sale of fixed assets, in fixed asset purchases for new child care centers, maintenance and refurbishments in our existing centers, compared to a net investment of $21.1 million in the prior year. We used $3.5 million to acquire one center in the three months ended March 31, 2020, compared to $19.5 million used to acquire a provider of back-up care and one center in the three months ended March 31, 2019. These uses of cash during the three months ended March 31, 2020 were partially offset by $3.2 million in restricted cash proceeds generated from the maturity of debt securities held by our wholly-owned captive insurance company.
Cash Used in Financing Activities
We used $25.7 million in financing activities in the three months ended March 31, 2020 compared to $62.3 million for the same period in 2019. Cash used in financing activities for the three months ended March 31, 2020 was primarily for share repurchases of $32.7 million, taxes paid related to the net share settlement of stock awards totaling $5.2 million and payments of debt principal of $2.7 million. These uses of cash were partially offset by proceeds from the exercise of stock options and the issuance and sale of restricted stock of $16.0 million. Cash used in financing activities for the three months ended March 31, 2019 consisted primarily of repayments of $68.2 million, net of borrowings, on the revolving credit facility, taxes paid related to the net share settlement of stock awards totaling $2.8 million, and payments of debt principal of $2.7 million. These uses of cash were partially offset by proceeds from the exercise of stock options and the issuance and sale of restricted stock of $11.4 million.
Debt
As of March 31, 2020, our $1.3 billion senior secured credit facilities consisted of a $1.1 billion secured term loan facility and a $225 million revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows (in thousands):

	March 31, 2020	December 31, 2019
Term loans	$1,042,750	$1,045,438
Deferred financing costs and original issue discount	(6,156)	(6,639)
Total debt	1,036,594	1,038,799
Less current maturities	10,750	10,750
Long-term debt	$1,025,844	$1,028,049
There were no borrowings outstanding on the revolving credit facility at March 31, 2020 and December 31, 2019, with the full line available for borrowings. The revolving credit facility matures on July 31, 2022. In April and May 2020, we amended our existing senior credit facilities to, among other changes, increase the borrowing capacity of our revolving credit facility by $175 million, to a total borrowing capacity of $400 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants. Refer to Note 12, Subsequent Events, in our condensed consolidated financial statements for additional information on the amendments to our credit agreement.
Borrowings under the credit agreement are subject to variable interest. We mitigate our interest rate exposure with variable-to-fixed interest rate swap agreements with an underlying fixed notional amount of $500 million. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The weighted average interest rate for the term loans was 3.53% and 3.97% for the three months ended March 31, 2020 and 2019, respectively, including the impact of the interest rate swap agreements.
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
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at March 31, 2020 and, in connection with the April 2020 amendment to our credit agreement, have obtained amendments related to our future covenant requirements. Refer to Note 6, Credit Arrangements and Debt Obligations, and Note 12, Subsequent Events, in our condensed consolidated financial statements for additional information on our debt and credit arrangements and amendments to our credit agreement and financial covenant.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet arrangements.
Critical Accounting Policies
For a discussion of our “Critical Accounting Policies,” refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies since December 31, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and fluctuations in foreign currency exchange rates. Other than the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets, there have been no material changes in our exposure to interest rate or foreign currency exchange rate fluctuations since December 31, 2019. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information regarding market risk. Refer to Note 12, Subsequent Events, in our condensed consolidated financial statements for additional information on recent amendments to our credit agreement.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing its impact on the design, implementation and operating effectiveness of our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could adversely affect our business, financial condition and operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also materially impair our business, financial condition or results of operations. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the addition of the following risk factor:
The global COVID-19 pandemic has significantly disrupted our business and our financial condition and operating results and will continue to adversely impact our business.
The COVID-19 pandemic has disrupted our global operations as a result of required school and business closures and shelter-in-place mandates in response to the COVID-19 pandemic. We expect to continue to be impacted as the situation remains dynamic and subject to rapid and potentially material changes. As of March 31, 2020, we operated 1,094 child care and early education centers with the capacity to serve approximately 120,000 children and their families, of which approximately 250 child care centers with the capacity to serve approximately 32,000 children remained open after the temporary center closures in response to the COVID-19 pandemic. The continued or additional disruptions to our business and potential adverse impacts to our financial condition and results of operations resulting from the COVID-19 pandemic include, but are not limited to:

•
significant changes in the conditions of the markets we operate in, including required school and business closures and shelter-in-place mandates, limiting our ability to provide our services, especially center-based child care and center-based back-up child care;

•
reduced enrollment upon the re-opening of centers as families may limit their participation in various public activities and gatherings, including group child care, or as social distancing protocols and other licensing regulations may reduce group sizes or otherwise affect the overall capacity of children we can serve;

•
inability to hire and maintain an adequate level of center staff requiring us to reduce enrollment in order to comply with mandated ratios, inability to retain teachers after long periods of furlough, and the impact to our operations if a significant percentage of our workforce is unable to return to work because of illness, quarantine, worker absenteeism, limitations on travel, government or social distancing restrictions, which may have a disproportionate impact on our business compared to other companies that depend less on the in-person provision of services;

•
reduced or shifting demand for our services due to adverse and uncertain economic conditions, including as a result of clients that have been adversely impacted, and/or increased unemployment, continued school and business closures, long-term shift to an at-home workforce, and general effects of a broad-based economic recession;

•	potential incremental costs associated with mitigating the effects of the pandemic and/or additional procedures and protocols required to maintain health and safety at our centers;

•	a decrease in revenues due to clients requesting refunds or renegotiating contracts for reduced or changing services, including in our cost-plus and employer sponsor model centers;

•
the potential deterioration in the collectability of our existing accounts receivable and a decrease in the generation of new accounts receivable due to the potential diminished financial health of our clients;

•	inability to implement our growth strategies due to prolonged business contraction and reduced capital expenditures and cost-saving initiatives;

•
delayed re-opening of centers outside of our control due in large part to the interdependence of our operations with our client partners’ operating decisions and requirements as well as decisions by governmental authorities regarding school and business closures;

•	legal actions or proceedings related to COVID-19;

•	reduction in our liquidity position limiting our ability to service our indebtedness and our future ability to incur additional indebtedness or financing; and

•	further downgrades to our credit rating by ratings agencies which could reduce our ability to access capital markets.
These factors could place limitations on our ability to operate effectively and could have a material adverse effect on our operations, financial condition and operating results. As the situation continues to evolve and more information and guidance becomes available, we may adjust our current plans, policies and procedures to address the rapidly changing variables related to the pandemic. Additional impacts may arise of which we are currently not aware, the nature and extent of which will depend on future developments which are highly uncertain and cannot be predicted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1) (d)
January 1, 2020 to January 31, 2020 (2)	34,083	$161.14	31,500	$221,982
February 1, 2020 to February 29, 2020 (2) (3)	65,994	$157.60	36,000	$215,957
March 1, 2020 to March 31, 2020 (3)	167,563	$127.72	163,813	$194,850
	267,640		231,313

(1)
The board of directors authorized a share repurchase program of up to $300 million of our outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. All repurchased shares have been retired.

(2)
During the months of January and February 2020, we retired a total of 26,757 shares that had been issued pursuant to restricted stock award agreements in connection with the payment of tax withholding obligations arising as a result of the vesting of such restricted stock awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our $300 million share repurchase authorization.

(3)
During February and March 2020, we repurchased 9,570 shares of unvested restricted stock awards that were subject to forfeiture resulting from the grantees’ termination of service with us for an aggregate $0.6 million pursuant to the certain restricted stock award agreements.  The purchase price was equal to the purchase price paid by the grantees on the date of grant as provided in the restricted stock award agreements.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 7, 2020, Bright Horizons Family Solutions LLC (the “Borrower”), a wholly-owned indirect subsidiary of the Company, entered into a Fifth Amendment to Credit Agreement (the “Amendment”), by and among the Borrower, Bright Horizons Capital Corp., the Fifth Amendment Incremental Revolving Credit Lender, and JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer (each term as defined in the Amendment).  The Amendment amends the Borrower’s Credit Agreement, dated as of January 30, 2013, by and among the Borrower, Bright Horizons Capital Corp., JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, the Lenders and other parties party thereto from time to time (as amended and restated by the Incremental and Amendment and Restatement Agreement, dated as of November 7, 2016 and as further amended by the Amendment Agreement, dated as of May 8, 2017, the Amendment to Credit Agreement, dated as of November 30, 2017, the Third Amendment to Credit Agreement, dated as of May 31, 2018, and the Fourth Amendment to Credit Agreement, dated as of April 24, 2020, the “Credit Agreement”).
The Amendment amends the Credit Agreement to increase the revolving credit commitments under the Credit Agreement from $385,000,000 to $400,000,000.  The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated by reference into this Item 5.

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
10.1*	Stock Purchase Agreement, dated as of April 19, 2020, by and between Bright Horizons Family Solutions Inc. and Durable Capital Master Fund LP.
10.2
Fourth Amendment to Credit Agreement, dated as of April 24, 2020, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., the Loan parties, the Lenders party thereto, the Fourth Amendment Incremental Revolving Credit Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 27, 2020).

10.3†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and John Casagrande (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed February 27, 2020).

10.4†
Severance Agreement between Bright Horizons Family Solutions LLC and Maribeth Bearfield (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed February 27, 2020).

10.5*
Fifth Amendment to Credit Agreement, dated as of May 7, 2020, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., the Loan Parties, the Fifth Amendment Incremental Revolving Credit Lender party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer.

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	May 11, 2020	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)