Form 10-Q
period 2020-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2020-08-10
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2020, there were 60,409,013 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended June 30, 2020

PART I. FINANCIAL INFORMATION
t
Item 1. Condensed Consolidated Financial Statements (Unaudited)
t

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$270,442	$27,872
Accounts receivable — net of allowance for credit losses of $8,351 and $1,226 at June 30, 2020 and December 31, 2019, respectively	221,532	148,855
Prepaid expenses and other current assets	84,947	52,161
Total current assets	576,921	228,888
Fixed assets — net	596,947	636,153
Goodwill	1,391,650	1,412,873
Other intangible assets — net	287,489	304,673
Operating lease right-of-use assets	713,687	700,956
Other assets	44,902	46,877
Total assets	$3,611,596	$3,330,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Accounts payable and accrued expenses	144,316	167,059
Current portion of operating lease liabilities	92,457	83,123
Deferred revenue	192,825	191,117
Other current liabilities	51,199	31,241
Total current liabilities	491,547	483,290
Long-term debt — net	1,024,801	1,028,049
Operating lease liabilities	724,375	685,910
Other long-term liabilities	106,977	92,865
Deferred revenue	10,765	10,098
Deferred income taxes	54,856	58,940
Total liabilities	2,413,321	2,359,152
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 60,152,187 and 57,884,020 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	60	58
Additional paid-in capital	885,373	648,031
Accumulated other comprehensive loss	(91,759)	(50,331)
Retained earnings	404,601	373,510
Total stockholders’ equity	1,198,275	971,268
Total liabilities and stockholders’ equity	$3,611,596	$3,330,420
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$293,772	$528,060	$800,095	$1,029,818
Cost of services	228,536	388,439	626,000	763,250
Gross profit	65,236	139,621	174,095	266,568
Selling, general and administrative expenses	49,247	56,491	106,616	112,366
Amortization of intangible assets	7,875	8,297	16,084	16,459
Income from operations	8,114	74,833	51,395	137,743
Interest expense — net	(9,129)	(11,723)	(19,335)	(23,671)
Income (loss) before income tax	(1,015)	63,110	32,060	114,072
Income tax benefit (expense)	1,374	(13,783)	(969)	(22,703)
Net income	$359	$49,327	$31,091	$91,369

Earnings per common share:
Common stock — basic	$0.01	$0.85	$0.53	$1.57
Common stock — diluted	$0.01	$0.83	$0.52	$1.55

Weighted average common shares outstanding:
Common stock — basic	59,631,428	57,847,630	58,781,169	57,763,335
Common stock — diluted	60,266,102	58,939,763	59,572,444	58,846,073
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$359	$49,327	$31,091	$91,369
Other comprehensive income (loss):
Foreign currency translation adjustments	1,557	(10,796)	(37,951)	(3,818)
Unrealized gain (loss) on cash flow hedges and investments, net of tax	793	(4,303)	(3,477)	(7,170)
Total other comprehensive income (loss)	2,350	(15,099)	(41,428)	(10,988)
Comprehensive income (loss)	$2,709	$34,228	$(10,337)	$80,381
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 1, 2020	57,920,154	$58	$627,337	$—	$(94,109)	$404,242	$937,528
Issuance of common stock	2,138,580	2	249,788				249,790
Stock-based compensation expense			5,155				5,155
Issuance of common stock under the Equity Incentive Plan	117,276	—	5,577				5,577
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(23,823)	—	(2,484)				(2,484)
Other comprehensive income					2,350		2,350
Net income						359	359
Balance at June 30, 2020	60,152,187	$60	$885,373	$—	$(91,759)	$404,601	$1,198,275

	Three months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 1, 2019	57,773,679	$58	$660,032	$—	$(58,244)	$235,166	$837,012
Stock-based compensation expense			4,512				4,512
Issuance of common stock under the Equity Incentive Plan	150,367	—	6,001				6,001
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(20,644)	—	(2,761)				(2,761)
Purchase of treasury stock				(630)			(630)
Retirement of treasury stock	(4,500)	—	(630)	630			—
Other comprehensive loss					(15,099)		(15,099)
Net income						49,327	49,327
Balance at June 30, 2019	57,898,902	$58	$667,154	$—	$(73,343)	$284,493	$878,362
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Six months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	57,884,020	$58	$648,031	$—	$(50,331)	$373,510	$971,268
Issuance of common stock	2,138,580	2	249,788				249,790
Stock-based compensation expense			9,438				9,438
Issuance of common stock under the Equity Incentive Plan	416,152	1	18,038				18,039
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(55,252)	—	(7,715)				(7,715)
Purchase of treasury stock				(32,208)			(32,208)
Retirement of treasury stock	(231,313)	(1)	(32,207)	32,208			—
Other comprehensive loss					(41,428)		(41,428)
Net income						31,091	31,091
Balance at June 30, 2020	60,152,187	$60	$885,373	$—	$(91,759)	$404,601	$1,198,275

	Six months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	57,494,468	$57	$648,651	$—	$(62,355)	$193,124	$779,477
Stock-based compensation expense			7,618				7,618
Issuance of common stock under the Equity Incentive Plan	454,296	1	17,055				17,056
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(45,362)	—	(5,540)				(5,540)
Purchase of treasury stock				(630)			(630)
Retirement of treasury stock	(4,500)	—	(630)	630			—
Other comprehensive loss					(10,988)		(10,988)
Net income						91,369	91,369
Balance at June 30, 2019	57,898,902	$58	$667,154	$—	$(73,343)	$284,493	$878,362
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,091	$91,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,880	53,347
Impairment losses on long-lived assets	16,857	—
Impairment losses on equity investment	2,128	—
Stock-based compensation expense	9,438	7,618
Deferred income taxes	(2,783)	3,641
Other non-cash adjustments — net	(1,187)	(294)
Changes in assets and liabilities:
Accounts receivable	(73,449)	21,375
Prepaid expenses and other current assets	(33,156)	(3,380)
Accounts payable and accrued expenses	(19,824)	1,231
Income taxes	327	(8,065)
Deferred revenue	3,399	13,014
Leases	30,003	9,891
Other assets	3,404	(1,371)
Other current and long-term liabilities	29,132	2,235
Net cash provided by operating activities	51,260	190,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(32,374)	(48,151)
Proceeds from the disposal of fixed assets	7,352	3,136
Proceeds from the maturity of debt securities and sale of other investments	7,247	—
Purchases of debt securities and other investments	(6,106)	(20,024)
Payments and settlements for acquisitions — net of cash acquired	(4,394)	(25,860)
Net cash used in investing activities	(28,275)	(90,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance — net of issuance costs	249,937	—
Borrowings under revolving credit facility	43,200	158,374
Payments under revolving credit facility	(43,200)	(276,232)
Principal payments of long-term debt	(5,375)	(5,375)
Payments for debt issuance costs	(2,818)	—
Purchase of treasury stock	(32,658)	(690)
Taxes paid related to the net share settlement of stock options and restricted stock	(7,715)	(5,540)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	21,187	17,085
Payments of contingent consideration for acquisitions	(1,088)	—
Net cash provided by (used in) financing activities	221,470	(112,378)
Effect of exchange rates on cash, cash equivalents and restricted cash	(908)	414
Net increase (decrease) in cash, cash equivalents and restricted cash	243,547	(12,252)
Cash, cash equivalents and restricted cash — beginning of period	31,192	38,478
Cash, cash equivalents and restricted cash — end of period	$274,739	$26,226
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$270,442	$22,656
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	4,297	3,570
Total cash, cash equivalents and restricted cash — end of period	$274,739	$26,226

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$18,117	$22,336
Cash payments of income taxes	$6,709	$27,236
Cash paid for amounts included in the measurement of lease liabilities	$51,397	$60,807
NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$3,311	$4,185
Contingent consideration issued for acquisitions	$—	$16,375
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$71,677	$39,954
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based child care and early education, back-up child and adult/elder care, tuition assistance and student loan repayment program administration, educational advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Puerto Rico, Canada, and India. The Company provides services designed to help families, employers and their employees better integrate work and family life, primarily under multi-year contracts with employers who offer child care, dependent care, and workforce education services, as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of June 30, 2020 and the condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Certain reclassifications have been made to prior period amounts within the operating section of the condensed consolidated statement of cash flows to conform to the current period presentation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 30, 2020 and the condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2020 and 2019, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. At June 30, 2020, $194.9 million remained available under the repurchase program. The Company has temporarily suspended share repurchases due to the impact of COVID-19 as the Company prioritizes investments to the most critical operating areas.
On April 21, 2020, the Company completed the issuance and sale of 2,138,580 shares of common stock, par value $0.001 per share, to Durable Capital Master Fund LP at a price of $116.90 per share. The Company subsequently filed a registration statement to register the resale of these shares in accordance with the terms of the purchase agreement. The Company received net proceeds from the offering of $249.8 million.
COVID-19 Pandemic — In March 2020, the Company began to experience the impact of the COVID-19 pandemic on its global operations, as required business and school closures and shelter-in-place government mandates resulted in the temporary closure of a significant portion of the Company’s child care centers. The Company has continued to operate critical health care client and “hub” centers to provide care and support services to the children and families of first responders, scientists, health care and medical professionals, and other essential workers, as well as the many support industries facilitating their work. As countries and local jurisdictions have begun to lift certain restrictions and re-open, the Company commenced a phased re-opening of its temporarily closed centers. As of June 30, 2020, the Company managed the operations of 1,076 child care and early education centers with the capacity to serve approximately 120,000 children and their families. As of June 30, 2020, over 400 of its child care centers were operating, including approximately 210 centers in the United States, 135 centers in the United Kingdom, and 61 centers in the Netherlands, with a total capacity to serve approximately 50,000 children. The Company plans to continue this phased re-opening through the third and fourth quarters of 2020, and potentially in subsequent periods, as conditions permit. Open centers are operating with specific COVID-19 protocols in place in order to protect the health and safety of children, families and staff, including social distancing procedures for pick-up and drop-off, daily health checks, the use of face masks by the Company’s staff, limited group sizes, and enhanced hygiene and cleaning practices. The Company’s back-up care and educational advisory services have remained fully operational and available to clients. Due to the acute need for child care support, the Company expanded back-up care services and the availability of self-sourced reimbursed care.

As a result of the economic effects of the COVID-19 pandemic, including the Company’s temporary closure of a significant portion of its centers and the related negative financial impact to its results of operations, the Company considered whether these conditions indicated it was more likely than not that the Company’s $1.4 billion in goodwill and $180.6 million in indefinite-lived intangible assets were impaired. Based on the facts and circumstances as of June 30, 2020, the Company determined it was more likely than not that the fair value of its reporting units and indefinite-lived intangible assets exceeded their carrying amount and, therefore, interim impairment analysis was not required.
In addition, the Company reviewed its long-lived assets, including operating lease right-of-use assets and amortizable intangible assets, to determine whether these conditions indicated that the carrying amount of such assets may not be recoverable. During the six months ended June 30, 2020, the Company recognized a $16.9 million impairment loss on long-lived assets for certain centers that are unlikely to recover the carrying amount of their long-lived assets due to the operational disruption caused by the pandemic, including certain locations that the Company has decided to not re-open or expects not to continue operating on a long-term basis. Given the current risks and uncertainties associated with the COVID-19 pandemic, additional impairment losses may occur.
The broad effects of COVID-19, its duration and scope of the ongoing disruption, including the pace of re-opening the Company’s remaining temporarily closed centers and re-ramping of enrollment at centers that have re-opened, cannot be predicted and is affected by many interdependent variables and decisions by government authorities as well as the Company’s client partners. The timing and cadence of re-opening the remaining temporarily closed centers will vary by jurisdiction and will be guided by factors such as government requirements, parent and client demand, as well as guidance and directives from medical experts and the Centers for Disease Control and Prevention (“CDC”). Therefore, although the Company currently anticipates that a significant majority of its centers will re-open by September 30, 2020, the timing and cadence of re-opening the remaining temporarily closed centers may change as we continue to evaluate local conditions and factors governing opening decisions, including federal and state guidelines. The Company cannot anticipate how long it will take for re-opened centers to reach typical enrollment levels and there is no assurance that centers currently open will continue to operate. Additionally, as the Company continues to analyze the current environment, it may decide to not re-open certain centers in locations where demand and economic trends have shifted. While the Company has experienced increased demand for back-up care services, such as in-home care and self-sourced reimbursed care, and minimal disruption to providing educational advisory services, these conditions and trends may not continue in subsequent periods. As businesses and families adapt to new conditions in the coming months, the Company expects its back-up care services to return to primarily in-center and in-home service delivery at more normalized levels going forward. Given these factors, the Company expects the effects of COVID-19 to continue to adversely impact the results of its operations for the remainder of 2020, and potentially in subsequent periods.
In response to these developments, the Company has implemented measures in an effort to manage costs and improve liquidity and access to financial resources, and thereby mitigate the impact on the Company’s financial position and operations. These measures include, but are not limited to, the following:
•furloughing a significant portion of the Company’s employees in proportion to the number of center closures, including center personnel for temporarily closed centers and related support functions in the Company’s corporate offices;
•reducing discretionary spending and overhead costs, while prioritizing investments that support current operations and deferring to future periods nonessential and discretionary investments;
•temporary voluntary reductions in compensation to certain executive officers and board members;
•participating in government assistance programs, including tax deferrals, tax credits and employee wage support;
•renegotiating payment terms with vendors and landlords;
•temporary suspension of share repurchases;
•amending the Company’s credit agreement in April 2020 and May 2020 to increase the borrowing capacity of its revolving credit facility from $225 million to $400 million; and
•raising $249.8 million in net proceeds from the issuance and sale of common stock in April 2020.
In light of these actions and based on the Company’s assumptions about the continued impact of COVID-19 on its operations, the Company believes it has sufficient liquidity to satisfy its obligations for at least the next twelve months. Refer to Note 6, Credit Arrangements and Debt Obligations, for additional information on the amendments to the Company’s credit agreement.

Government Assistance — The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States, which is an economic aid package to help mitigate the impact of the pandemic and includes several relief provisions related to payroll and income taxes. Additionally, other foreign governmental legislation that provides relief provisions has been enacted in response to the economic impact of COVID-19. The Company has participated in certain of these government assistance programs, including availing itself to certain tax deferrals and tax credits allowed pursuant to the CARES Act in the United States and certain tax deferrals, tax credits, and employee wage support in the United Kingdom, and may continue to do so in the future. Governmental assistance in connection to certain tax credits and employee wage support is recorded on the consolidated statement of income as a reduction to the related expense that the assistance is intended to defray. During the six months ended June 30, 2020, $39.6 million was recorded as a reduction to labor costs, primarily in cost of services, which consists of $10.3 million of payroll tax credits in the United States and $29.3 million of employee wage support in the United Kingdom. As of June 30, 2020, $19.2 million was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government assistance programs in relation to these benefits. Additionally, approximately $6.6 million and $6.7 million was recorded in accounts payable and accrued expenses and other long-term liabilities, respectively, related to payroll tax deferrals.
Recently Adopted Pronouncements — On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the existing guidance on the accounting for credit losses of certain financial instruments. This guidance requires entities to recognize the expected credit loss over the lifetime of certain financial instruments and modifies the impairment model for available-for-sale debt securities. This standard is applied by recording a cumulative effect adjustment to retained earnings upon adoption. There was no impact to the Company’s consolidated financial statements upon the adoption of this guidance.
The Company generates accounts receivable from fees charged to parents and employer sponsors, which are generally billed monthly as services are rendered or in advance, and are classified as short-term. The Company monitors collections and maintains a provision for expected credit losses based on historical trends, current conditions, and relevant forecasted information, in addition to provisions established for specific collection issues that have been identified. During the three months ended June 30, 2020, the Company experienced a significant increase in the demand for its back-up care services, which resulted in a corresponding increase in accounts receivable and the allowance for credit losses. Additionally, the Company changed its estimate of credit losses as the economic environment deteriorated. Activity in the allowance for credit losses is as follows (in thousands):

Six months ended June 30, 2020
Beginning balance at January 1, 2020	$1,226
Provision	7,641
Write-offs and recoveries	(516)
Ending balance at June 30, 2020	$8,351
The Company’s investments in debt securities, which were classified as available-for-sale, are further disclosed in Note 9, Fair Value Measurements. As of June 30, 2020, the available-for-sale debt securities are not in an unrealized loss position, and therefore there is no allowance for credit losses.
Recently Issued Pronouncements — In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard removes certain exceptions to the general principles in Topic 740 and improves the consistent application of U.S. GAAP by clarifying and amending certain areas of the existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of this standard, but does not expect it will have a material impact on the Company’s consolidated financial statements and related disclosures.

2. REVENUE RECOGNITION
The Company's services are comprised of full service center-based child care, back-up care, and educational advisory services. The Company's back-up care offerings include self-sourced reimbursed care, a reimbursement program for clients to utilize in emergency-type situations. Revenue growth in the back-up care segment for the three months ended June 30, 2020 was primarily attributable to the increased utilization for self-sourced reimbursed care as a result of the acute need for child care during the temporary closure of schools and child care centers. Revenue for self-sourced care is comprised of variable transaction fees paid by employer sponsors and is recognized on a net basis over time as services are provided.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Three months ended June 30, 2020
North America	$92,572	$133,106	$20,562	$246,240
Europe	44,734	2,798	—	47,532
	$137,306	$135,904	$20,562	$293,772
Three months ended June 30, 2019
North America	$317,031	$65,903	$19,431	$402,365
Europe	121,549	4,146	—	125,695
	$438,580	$70,049	$19,431	$528,060

	Full service center-based child care	Back-up care	Educational advisory services	Total
Six months ended June 30, 2020
North America	$390,639	$203,663	$41,327	$635,629
Europe	158,058	6,408	—	164,466
	$548,697	$210,071	$41,327	$800,095
Six months ended June 30, 2019
North America	$621,343	$127,910	$38,175	$787,428
Europe	235,557	6,833	—	242,390
	$856,900	$134,743	$38,175	$1,029,818
The classification “North America” is comprised of the Company’s United States, Canada, and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. During the six months ended June 30, 2020, $151.4 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2019. During the six months ended June 30, 2019, $138.7 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2018.
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

3. LEASES
The Company has operating leases for certain of its full service and back-up child care and early education centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Canada. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. The Company does not have any finance leases as of June 30, 2020.
Lease Expense
The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease expense (1)	$38,667	$30,429	$72,528	$61,389
Variable lease expense (1)	6,120	8,653	15,353	16,986
Total lease expense	$44,787	$39,082	$87,881	$78,375
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Operating lease expense for the three and six months ended June 30, 2020 includes an impairment loss on operating lease right-of-use assets of $5.2 million. Refer to Note 9, Fair Value Measurements, for additional information.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	6.1%	6.2%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of June 30, 2020 (in thousands):

Operating Leases
Remainder of 2020	$63,157
2021	131,457
2022	122,511
2023	114,224
2024	103,860
Thereafter	573,179
Total lease payments	1,108,388
Less imputed interest	(291,556)
Present value of lease liabilities	816,832
Less current portion of operating lease liabilities	(92,457)
Long-term operating lease liabilities	$724,375
As of June 30, 2020, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $42.4 million. The leases are expected to commence between the third quarter of fiscal 2020 and the fourth quarter of fiscal 2021 and have initial lease terms of approximately 15 years.
Lease Modifications
In response to the broad effects of COVID-19, the Company re-negotiated certain payment terms with lessors to mitigate the impact on the Company’s financial position and operations. As of June 30, 2020, the Company had deferred lease payments of $11.7 million. The majority of these lease payments are payable over the next 1.5 years. On April 10, 2020, the FASB issued guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification, in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Such concessions would be recorded as negative lease expense in the period of relief. The Company elected this practical expedient in accounting for lease concessions provided for our center lease agreements and the impact was immaterial.

4. ACQUISITIONS
The Company’s growth strategy includes expansion through strategic and synergistic acquisitions. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.
2020 Acquisitions
During the six months ended June 30, 2020, the Company acquired two centers in the United States, which were accounted for as two separate business combinations. The centers were acquired for cash consideration of $4.3 million and consideration payable of $0.1 million, and includes fixed assets of $2.3 million in relation to the real estate acquired. The Company recorded goodwill of $2.1 million to the full service center-based child care segment, all of which will be deductible for tax purposes.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2020, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, and were not material to the Company’s financial results.
During the six months ended June 30, 2020, the Company paid $1.1 million for contingent consideration related to an acquisition completed in 2018, which had been recorded as a liability at the date of acquisition.
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
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2020, the purchase price allocations for four of the 2019 acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed.
During the year ended December 31, 2019, the Company paid $4.2 million for deferred and contingent consideration, which were accrued at the date of acquisition. Of this settlement, $3.5 million was for deferred consideration payable related to an acquisition completed in 2018, and $0.7 million was the final installment for contingent consideration related to an acquisition completed in 2016.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Balance at January 1, 2019	$1,155,705	$168,105	$23,801	$1,347,611
Additions from acquisitions	15,228	25,350	14,000	54,578
Adjustments to prior year acquisitions	(83)	—	—	(83)
Effect of foreign currency translation	10,380	387	—	10,767
Balance at December 31, 2019	1,181,230	193,842	37,801	1,412,873
Additions from acquisitions	2,118	—	—	2,118
Adjustments to prior year acquisitions	(340)	—	(125)	(465)
Effect of foreign currency translation	(21,135)	(1,741)	—	(22,876)
Balance at June 30, 2020	$1,161,873	$192,101	$37,676	$1,391,650
The Company also has intangible assets, which consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

June 30, 2020	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Customer relationships	14 years	$402,243	$(297,036)	$105,207
Trade names	6 years	10,154	(8,490)	1,664
		412,397	(305,526)	106,871
Indefinite-lived intangible assets:
Trade names	N/A	180,618	—	180,618
		$593,015	$(305,526)	$287,489

December 31, 2019	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Customer relationships	14 years	$404,667	$(283,597)	$121,070
Trade names	6 years	10,656	(8,144)	2,512
		415,323	(291,741)	123,582
Indefinite-lived intangible assets:
Trade names	N/A	181,091	—	181,091
		$596,414	$(291,741)	$304,673
The Company estimates that it will record amortization expense related to intangible assets existing as of June 30, 2020 as follows (in thousands):

Estimated amortization expense
Remainder of 2020	$15,332
2021	$28,083
2022	$25,774
2023	$24,905
2024	$11,051

6. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company’s senior secured credit facilities consist of a secured term loan facility (“term loan facility”) and a multi-currency revolving credit facility (“revolving credit facility”). The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows (in thousands):

	June 30, 2020	December 31, 2019
Term loans	$1,040,063	$1,045,438
Deferred financing costs and original issue discount	(4,512)	(6,639)
Total debt	1,035,551	1,038,799
Less current maturities	10,750	10,750
Long-term debt	$1,024,801	$1,028,049
On April 24, 2020, the Company amended its existing senior credit facilities to, among other things, increase the borrowing capacity of the revolving credit facility from $225 million to $385 million. On May 7, 2020, the Company further increased the borrowing capacity of its revolving credit facility from $385 million to $400 million. The revolving credit facility matures on July 31, 2022. There were no borrowings outstanding on the revolving credit facility at June 30, 2020 and December 31, 2019.
All borrowings under the credit agreement are subject to variable interest. Borrowings under the term loan facility bear interest at a rate per annum of 0.75% over the base rate, or 1.75% over the eurocurrency rate, which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one-month LIBOR rate. With respect to the term loan facility, the base rate is subject to an interest rate floor of 1.75% and the eurocurrency rate is subject to an interest rate floor of 0.75%. Effective as of April 24, 2020, borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 1.25% over the base rate, or 1.50% to 2.25% over the eurocurrency rate and the unused commitment fee applicable to the revolving credit commitments ranges from 30 to 50 basis points. Prior to the April 2020 credit amendment, borrowings under the revolving credit facility bore interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the eurocurrency rate.
The effective interest rate for the term loans was 2.50% and 3.55% at June 30, 2020 and December 31, 2019, respectively, and the weighted average interest rate was 3.00% and 4.24% for the six months ended June 30, 2020 and 2019, respectively, prior to the effects of any interest rate hedge arrangements. The weighted average interest rate for the revolving credit facility was 4.49% and 3.75% for the six months ended June 30, 2020 and 2019, respectively.
Certain financing fees and original issue discount costs are capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. In conjunction with the April and May 2020 credit amendments, the Company incurred $2.8 million in fees that have been capitalized in other assets on the consolidated balance sheet and will be amortized over the remaining life of the revolving credit facility. Amortization expense of deferred financing costs was $0.6 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and was $1.0 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense of original issue discount costs was $0.1 million for both the three months ended June 30, 2020 and 2019, and was $0.2 million for both the six months ended June 30, 2020 and 2019.
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

In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp., the Company’s direct subsidiary, to be a passive holding company, subject to certain exceptions. Effective as of April 24, 2020, the revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien gross leverage ratio for four fiscal quarters, followed by a maximum first lien net leverage ratio in the quarters thereafter. The maximum first lien gross leverage ratio was 6.00 to 1.00 for the fiscal quarter ending June 30, 2020, 7.50 to 1.00 for the fiscal quarter ending September 30, 2020, 8.00 to 1.00 for the fiscal quarter ending December 31, 2020, and 7.50 to 1.00 for the fiscal quarter ending March 31, 2021. Beginning with the fiscal quarter ending June 30, 2021, the Company will be required to comply with its previous maximum first lien net leverage ratio of 4.25 to 1.00. A breach of the applicable covenant is subject to certain equity cure rights. Prior to the April 2020 credit amendment, the Company was required to comply with a maximum first lien net leverage ratio.
Future principal payments of long-term debt are as follows for the years ending December 31 (in thousands):

Term Loans
Remainder of 2020	$5,375
2021	10,750
2022	10,750
2023	1,013,188
Total future principal payments	$1,040,063
Derivative Financial Instruments
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
In June 2020, the Company entered into interest rate cap agreements with a total notional value of $800 million, designated and accounted for as cash flow hedges from inception, to provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have a forward starting effective date of October 29, 2021, which coincides with the maturity of the interest rate swap agreements, and expire on October 31, 2023.
The interest rate swaps and interest rate caps are recorded on the Company’s consolidated balance sheet at fair value and classified based on the instruments’ maturity dates. The Company records gains or losses resulting from changes in the fair value of the interest rate swaps and interest rate caps to accumulated other comprehensive income or loss. These gains or losses are subsequently reclassified into earnings and recognized to interest expense in the Company’s consolidated statement of income in the period that the hedged interest expense on the term loan facility is recognized. The premium paid for the interest rate cap was recorded as an asset and will be allocated to each of the individual hedged interest payments on the basis of their relative fair values. The change in each respective allocated fair value amount will be reclassified out of accumulated other comprehensive income when each of the hedged forecasted transactions impacts earnings and recognized to interest expense in the Company's consolidated statement of income.
As of June 30, 2020 and December 31, 2019, the fair value of the derivative financial instruments was as follows (in thousands):

Derivative financial instruments	Consolidated balance sheet classification	June 30, 2020	December 31, 2019
Interest rate swaps - liability	Other long-term liabilities	$(7,580)	$(2,850)
Interest rate caps - asset	Other assets	$1,231	$—

For the three months ended June 30, 2020, the effect of the derivative financial instruments on other comprehensive income (loss) was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$(68)	Interest expense — net	$(1,356)	$1,288
Interest rate caps	(151)	Interest expense — net	—	(151)
Income tax effect	59	Income tax expense	365	(306)
Net of income taxes	$(160)		$(991)	$831
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
For the six months ended June 30, 2020, the effect of the derivative financial instruments on other comprehensive income (loss) was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$(6,370)	Interest expense — net	$(1,641)	$(4,729)
Interest rate caps	(151)	Interest expense — net	—	(151)
Income tax effect	1,754	Income tax expense	442	1,312
Net of income taxes	$(4,767)		$(1,199)	$(3,568)
For the six months ended June 30, 2019, the effect of the interest rate swap agreements on other comprehensive income (loss) was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Interest rate swaps	$(8,449)	Interest expense — net	$1,480	$(9,929)
Income tax effect	2,273	Income tax expense	(398)	2,671
Net of income taxes	$(6,176)		$1,082	$(7,258)
During the next twelve months, the Company estimates that a net loss of $5.8 million, pre-tax, will be reclassified from accumulated other comprehensive income (loss) and recorded to interest expense, related to these derivative financial instruments.

7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

Basic earnings per share:	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$359	$49,327	$31,091	$91,369
Allocation of net income to common stockholders:
Common stock	$358	$49,088	$30,945	$90,933
Unvested participating shares	1	239	146	436
	$359	$49,327	$31,091	$91,369

Weighted average common shares outstanding:
Common stock	59,631,428	57,847,630	58,781,169	57,763,335
Unvested participating shares	250,427	281,387	262,614	276,270
Earnings per common share:
Common stock	$0.01	$0.85	$0.53	$1.57

Diluted earnings per share:	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Earnings allocated to common stock	$358	$49,088	$30,945	$90,933
Earnings allocated to unvested participating shares	1	239	146	436
Adjusted earnings allocated to unvested participating shares	(1)	(234)	(144)	(427)
Earnings allocated to common stock	$358	$49,093	$30,947	$90,942

Weighted average common shares outstanding:
Common stock	59,631,428	57,847,630	58,781,169	57,763,335
Effect of dilutive securities	634,674	1,092,133	791,275	1,082,738
	60,266,102	58,939,763	59,572,444	58,846,073
Earnings per common share:
Common stock	$0.01	$0.83	$0.52	$1.55
Options outstanding to purchase 1.2 million and 0.8 million shares of common stock were excluded from diluted earnings per share for the three months ended June 30, 2020 and 2019, respectively, and 0.8 million shares of common stock were excluded for both the six months ended June 30, 2020 and 2019, since their effect was anti-dilutive. These options may become dilutive in the future.

8. INCOME TAXES
The Company’s effective income tax rates were (135.4)% and 21.8% for the three months ended June 30, 2020 and 2019, respectively, and 3.0% and 19.9% for the six months ended June 30, 2020 and 2019, respectively. For the three and six months ended June 30, 2020, the Company’s annual effective tax rate was highly sensitive to changes in estimates of total ordinary income (loss), and therefore a reliable estimate could not be made. Accordingly, the actual effective tax rate for the year-to-date period has been used. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income (loss) before income tax, jurisdictional mix of income (loss) before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which is included as a reduction of tax expense. During the three and six months ended June 30, 2020, the excess tax benefit from stock-based compensation expense decreased tax expense by $1.7 million and $8.6 million, respectively. During the three and six months ended June 30, 2019, the excess tax benefit from stock-based compensation expense decreased tax expense by $2.8 million and $7.4 million, respectively. For the three and six months ended June 30, 2020, prior to the inclusion of the excess tax benefit, the effective income tax rate approximated 29%. For the three and six months ended June 30, 2019, prior to the inclusion of the excess tax benefit, the effective income tax rate approximated 26%.
The Company’s unrecognized tax benefits were $3.7 million at June 30, 2020 and $4.3 million at December 31, 2019, inclusive of interest. The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.3 million.
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
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company’s filings for the tax years from 2015 to 2019 are subject to audit and, as of June 30, 2020, there was one state audit in process.
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
        Level 1 — Fair value is derived using quoted prices from active markets for identical instruments.
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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximates their fair value because of their short-term nature.

Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. During the six months ended June 30, 2020, the Company experienced a significant increase in cash and cash equivalents resulting from the $249.8 million net proceeds received from the capital raised. Additionally, the Company experienced a significant increase in accounts receivable and the related allowance for credit losses, resulting from the increase in demand for its back-up care services, as further described in Note 1, Organization and Basis of Presentation. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company's net revenue or accounts receivable. Even though these significant increases result in increased exposure to credit risk, no significant credit concentration risk existed at June 30, 2020.
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 1, as defined under U.S. GAAP. As of June 30, 2020, the carrying value and estimated fair value of long-term debt was $1.04 billion and $1.01 billion, respectively. As of December 31, 2019, the carrying value and estimated fair value of long-term debt was $1.05 billion.
Derivative Financial Instruments — The Company’s interest rate swap agreements and interest rate cap agreements are recorded at fair value, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps and interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps and interest rate caps, it was not considered a significant input. The fair value of the interest rate swaps and interest rate caps are classified as Level 2, as defined under U.S. GAAP. As of June 30, 2020 and December 31, 2019, the fair value of the interest rate swap agreements was a liability of $7.6 million and $2.9 million, respectively, which were recorded in other long-term liabilities on the consolidated balance sheets. As of June 30, 2020, the fair value of the interest rate cap agreements was $1.2 million, which was recorded in other assets on the consolidated balance sheet.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificate of deposits. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets. As such, the Company’s debt securities are classified as Level 1, as defined under U.S. GAAP. As of June 30, 2020, the fair value of the available-for-sale debt securities was $24.1 million and was classified based on the instruments’ maturity dates, with $21.2 million included in prepaid expenses and other current assets and $2.9 million in other assets on the consolidated balance sheet. As of December 31, 2019, the fair value of the available-for-sale debt securities was $24.9 million, with $17.0 million included in prepaid expenses and other current assets and $7.9 million in other assets on the consolidated balance sheet. At June 30, 2020 and December 31, 2019, the amortized cost was $23.9 million and $24.9 million, respectively. The debt securities held at June 30, 2020 had remaining maturities ranging from less than one year to approximately 1.5 years. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in accumulated other comprehensive income (loss), and were immaterial for the three and six months ended June 30, 2020 and 2019. The Company did not realize any gains or losses on its debt securities during the three and six months ended June 30, 2020 and 2019.
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

The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements (in thousands):

Six months ended June 30, 2020
Balance at January 1, 2020	$15,987
Settlement of contingent consideration liabilities	(1,088)
Changes in fair value	422
Foreign currency translation	(1,044)
Balance at June 30, 2020	$14,277
Nonrecurring fair value estimates — During the three and six months ended June 30, 2020, the Company recognized impairment losses of $11.9 million and $16.9 million, respectively, on fixed assets and operating lease right-of-use assets for certain centers. The impairment losses were included in cost of services on the consolidated statement of income, which have been allocated to the full service center-based child care segment. The estimated fair value of the applicable center long-lived assets was based on the fair value of the asset groups, calculated using a discounted cash flow model, with unobservable inputs. The fair value of the fixed assets was insignificant given the current and expected cash flows of these centers and the valuation of the lease right-of-use-assets considered the amount a market participant would pay for use of the asset. The Company classified the center long-lived assets as a Level 3 fair value measurement due to the lack of observable inputs used in the model.
During the three and six months ended June 30, 2020, the Company recognized a $2.1 million impairment loss on an equity investment. The impairment loss was included in cost of services on the consolidated statement of income, which has been allocated to the back-up care segment. The estimated fair value of the equity investment was based on a qualitative assessment, that considered the current economic environment, business prospects and transaction information, among other factors considered. The Company classified the equity investment as a Level 3 fair value measurement due to the lack of observable inputs.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows (in thousands):

	Six months ended June 30, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on interest rate caps	Unrealized gain (loss) on investments	Total
Balance at January 1, 2020	$(47,835)	$(2,566)	$—	$70	$(50,331)
Other comprehensive income (loss) before reclassifications, net of tax	(37,951)	(4,656)	(111)	91	(42,627)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	1,199	—	—	1,199
Net other comprehensive income (loss)	(37,951)	(3,457)	(111)	91	(41,428)
Balance at June 30, 2020	$(85,786)	$(6,023)	$(111)	$161	$(91,759)

	Six months ended June 30, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on investments	Total
Balance at January 1, 2019	$(67,648)	$5,293	$—	$(62,355)
Other comprehensive income (loss) before reclassifications, net of tax	(3,818)	(6,176)	88	(9,906)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(1,082)	—	(1,082)
Net other comprehensive income (loss)	(3,818)	(7,258)	88	(10,988)
Balance at June 30, 2019	$(71,466)	$(1,965)	$88	$(73,343)

11. SEGMENT INFORMATION
The Company’s services are comprised of full service center-based child care, back-up care, and educational advisory services, which also represent the Company’s three operating and reportable segments. The full service center-based child care segment includes the traditional center-based child care and early education, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home child and adult/elder care, and self-sourced reimbursed care. The Company’s educational advisory services segment consists of tuition assistance and student loan repayment program administration, educational consulting services, and college admissions advisory services. The Company and its chief operating decision maker evaluate performance based on revenues and income (loss) from operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.
Revenue and income (loss) from operations by reportable segment were as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory services	Total
Three months ended June 30, 2020
Revenue	$137,306	$135,904	$20,562	$293,772
Income (loss) from operations (1)	(71,842)	75,121	4,835	8,114

Three months ended June 30, 2019
Revenue	$438,580	$70,049	$19,431	$528,060
Income from operations	51,827	18,434	4,572	74,833
(1) For the three months ended June 30, 2020, income (loss) from operations included impairment costs of $14.0 million due to the impact of the COVID-19 pandemic, of which $6.7 million related to fixed assets and $5.2 million related to operating lease right-of-use assets in the full service center-based child care segment, and $2.1 million related to an equity investment in the back-up care segment. Additionally, loss from operations in the full service center-based child care segment included $4.4 million in costs associated with the closure of centers, including related severance and facilities costs.

	Full service center-based child care	Back-up care	Educational advisory services	Total
Six months ended June 30, 2020
Revenue	$548,697	$210,071	$41,327	$800,095
Income (loss) from operations (1)	(55,095)	97,360	9,130	51,395

Six months ended June 30, 2019
Revenue	$856,900	$134,743	$38,175	$1,029,818
Income from operations (2)	93,357	35,551	8,835	137,743
(1) For the six months ended June 30, 2020, income (loss) from operations included impairment costs of $19.0 million due to the impact of the COVID-19 pandemic, of which $11.7 million related to fixed assets and $5.2 million related to operating lease right-of-use assets in the full service center-based child care segment, and $2.1 million related to an equity investment in the back-up care segment. Additionally, loss from operations in the full service center-based child care segment included $4.4 million in costs associated with the closure of centers, including related severance and facilities costs.
(2) For the six months ended June 30, 2019, income from operations included expenses incurred in connection with completed acquisitions of $0.4 million, which have been allocated to the back-up care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition and liquidity, the impact of COVID-19 on our near term or longer term operations, our expectations around center closures and timing of center re-openings, our phased re-opening plans and timing to open a significant portion of centers by September 30, 2020, permanent center closures, the continued operation of currently open centers, timing to re-ramp enrollment, our reductions in discretionary spending and cost-saving initiatives, labor costs, impact of government mandates, continued growth in our back-up care segment, impact of government relief programs including tax deferrals and credits, lease deferrals and timing for payment, our growth, growth in educational advisory services, our strategies, the industries in which we and our partners operate, demand for services, the impact of accounting principles, pronouncements and policies, acquisitions and expected synergies, our fair value estimates, impairment losses, goodwill from business combinations, estimates and impact of equity transactions, unrecognized tax benefits and the impact of uncertain tax positions, our effective tax rate, the outcome of tax audits, settlements and tax liabilities, future impact of excess tax benefits, estimates and adjustments, amortization expense, the impact of foreign currency exchange rates, our credit risk, the impact of seasonality on results of operations, our share repurchase program, the outcome of litigation, legal proceedings and our insurance coverage, debt securities, our interest rate swaps and caps, interest rates and projections, interest expense, the use of derivatives or other market risk sensitive instruments, our indebtedness, borrowings under our senior credit facility and revolving credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources and uses of cash flow, our ability to fund operations, and make capital expenditures and payments with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our senior credit facility.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those included in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the risks listed in Part II, Item 1A, “Risk Factors,” of this Quarterly Report, and other factors disclosed from time to time in our other filings with the SEC.
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
Introduction, Overview and COVID-19 Update
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

We are a leading provider of high-quality child care and early education, back-up care and workforce education services that are designed to help employers and their employees better integrate work and family life, as well as to grow their careers. Our operating and reporting segments are comprised of full service center-based child care, back-up care, and educational advisory services.
We provide services primarily under multi-year contracts with employers who offer child care, back-up care, and educational advisory services as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement, productivity, recruitment and retention. As of June 30, 2020, we had more than 1,200 client relationships with employers across a diverse array of industries, including more than 175 Fortune 500 companies and more than 80 of Working Mother magazine’s 2019 “100 Best Companies.” At June 30, 2020, we managed the operations of 1,076 child care and early education centers, compared to 1,083 centers at June 30, 2019, and had the capacity to serve approximately 120,000 children and their families in the United States, the United Kingdom, the Netherlands, Canada and India.
In March 2020, we began to experience the impact of the COVID-19 pandemic on our business, which has substantially disrupted our global operations. In mid-March, as a result of the required business and school closures and shelter-in-place government mandates, we began the temporary closure of a significant portion of our child care centers, while continuing to operate critical health care client and “hub” centers to provide care and support services to the children whose parents work on the front lines of the response. As countries and local jurisdictions have begun to lift certain restrictions and re-open, we commenced a phased re-opening of our temporarily closed centers. As of June 30, 2020, over 400 of our child care centers were operating. Open centers are operating with specific COVID-19 protocols in place in order to protect the health and safety of children, families and staff, including social distancing procedures for pick-up and drop-off, daily health checks, the use of face masks by our staff, limited group sizes, and enhanced hygiene and cleaning practices. We plan to continue this phased re-opening through the third and fourth quarters of 2020, and potentially in subsequent periods, and currently expect to have more than 85% of our centers open by September 30, 2020. The status of our operations is as follows:
•United States: As of June 30, 2020, we were operating approximately 210 centers, most of which are employer-sponsored centers, and approximately 500 centers remained temporarily closed. As of July 31, 2020, we had re-opened a further 180 centers, bringing the total operating locations to 390 centers. We are continuously monitoring guidance and taking direction from medical experts, the Centers for Disease Control and Prevention (“CDC”) and local, state and federal government authorities in order to determine the timing and cadence of re-opening our remaining temporarily closed centers.
•United Kingdom: As of June 30, 2020, we were operating approximately 135 centers, and approximately 170 centers remained temporarily closed. As of July 31, 2020, we had re-opened a further 130 centers, bringing the total operating locations to 265 centers. We are continuously monitoring guidance from the U.K. health authorities in order to determine the timing and cadence of re-opening our remaining temporarily closed centers.
•Netherlands: We operate 61 centers in the Netherlands, which have remained operational under the Dutch government mandate that requires nurseries to remain open to serve the children of parents who work in vital professions, such as health care or emergency services. In May 2020, the Dutch government lifted restrictions and centers opened to all families.
•Back-up Care and Educational Advisory: Our back-up care and educational advisory services segments have remained fully operational and available for our clients and their employees. In response to the acute need for child care support, we expanded back-up care services and the availability of self-sourced reimbursed care, a reimbursement program for clients to utilize in emergency-type situations. This pivot provided great value to our clients and their employees and, as a result, supported the economics of our business in the second quarter while a significant portion of our child care centers remained temporarily closed.

This is a fluid and continuously changing environment. The broad effects of COVID-19, its duration and scope of the ongoing disruption, including the pace of re-opening our remaining temporarily closed centers and re-ramping of enrollment at centers that have re-opened, cannot be predicted and is affected by many interdependent variables and decisions by government authorities as well as our client partners. Therefore, the negative financial impact to our results and future financial or operational performance cannot be reasonably estimated. The timing and cadence of re-opening the remaining temporarily closed centers will vary by jurisdiction and will be guided by factors such as government requirements, parent and client demand, as well as guidance and directives from medical experts and the CDC. Therefore, although we currently anticipate that more than 85% of our centers will re-open by September 30, 2020, the timing and cadence of re-opening the remaining temporarily closed centers may change as we continue to evaluate local conditions and factors governing opening decisions, including federal and state guidelines. We cannot anticipate how long it will take for re-opened centers to reach typical enrollment levels and there is no assurance that centers currently open will continue to operate. Additionally, as we continue to analyze the current environment, we may decide to not re-open certain centers in locations where demand and economic trends have shifted. While we have recently experienced unprecedented demand for back-up care services, such as in-home care and self-sourced reimbursed care, and minimal disruption to providing educational advisory services, these conditions and trends may not continue in subsequent periods. As businesses and families adapt to new conditions in the coming months, we expect our back-up care services to return to primarily in-center and in-home service delivery at more normalized levels going forward. Given these factors, we expect the effects of COVID-19 to our business to continue to adversely impact our results of operations for the remainder of 2020, and potentially in subsequent periods.
In response to these developments, we have implemented measures in an effort to manage costs and improve liquidity and access to financial resources, and thereby mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:
•furloughing a significant portion of our employees in proportion to the number of center closures, including center personnel for temporarily closed centers and related support functions in our corporate offices;
•reducing discretionary spending and overhead costs, while prioritizing investments that support current operations and deferring to future periods nonessential and discretionary investments;
•temporary voluntary reductions in compensation to certain executive officers and board members;
•participating in government assistance programs, including tax deferrals, tax credits and employee wage support;
•renegotiating payment terms with vendors and landlords;
•temporary suspension of share repurchases;
•amending our credit agreement in April 2020 and May 2020 to increase the borrowing capacity of our revolving credit facility from $225 million to $400 million; and,
•raising $249.8 million in net proceeds from the issuance and sale of common stock in April 2020.
We will continue to work with our local teams on the operational decisions and prudent management of our spending to support the current operations, while we continue to re-ramp enrollment and re-open the remainder of our business. These challenging times highlight our crisis management abilities, our critical role in the business continuity plans of our client partners, our leadership in developing and implementing enhanced health and safety protocols, and the value that our unique service offering provides to the families and clients we serve. We remain confident in our business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to respond to changing market conditions. Refer to Note 1, Organization and Basis of Presentation, in our condensed consolidated financial statements for additional information on the impact of COVID-19 to our business.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,
	2020	%	2019	%
Revenue	$293,772	100.0%	$528,060	100.0%
Cost of services	228,536	77.8%	388,439	73.6%
Gross profit	65,236	22.2%	139,621	26.4%
Selling, general and administrative expenses	49,247	16.8%	56,491	10.7%
Amortization of intangible assets	7,875	2.6%	8,297	1.6%
Income from operations	8,114	2.8%	74,833	14.1%
Interest expense — net	(9,129)	(3.1)%	(11,723)	(2.2)%
Income (loss) before income tax	(1,015)	(0.3)%	63,110	11.9%
Income tax benefit (expense)	1,374	0.4%	(13,783)	(2.6)%
Net income	$359	0.1%	$49,327	9.3%

Adjusted EBITDA (1)	$60,025	20.4%	$105,885	20.1%
Adjusted income from operations (1)	$27,211	9.3%	$74,833	14.1%
Adjusted net income (1)	$26,445	9.0%	$58,458	11.1%
The following table sets forth statement of income data as a percentage of revenue for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Six Months Ended June 30,
	2020	%	2019	%
Revenue	$800,095	100.0%	$1,029,818	100.0%
Cost of services	626,000	78.2%	763,250	74.1%
Gross profit	174,095	21.8%	266,568	25.9%
Selling, general and administrative expenses	106,616	13.3%	112,366	10.9%
Amortization of intangible assets	16,084	2.1%	16,459	1.6%
Income from operations	51,395	6.4%	137,743	13.4%
Interest expense — net	(19,335)	(2.4)%	(23,671)	(2.3)%
Income before income tax	32,060	4.0%	114,072	11.1%
Income tax expense	(969)	(0.1)%	(22,703)	(2.2)%
Net income	$31,091	3.9%	$91,369	8.9%

Adjusted EBITDA (1)	$141,483	17.7%	$199,723	19.4%
Adjusted income from operations (1)	$76,165	9.5%	$138,176	13.4%
Adjusted net income (1)	$70,091	8.8%	$106,270	10.3%
(1) Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP financial measures and are not determined in accordance with accounting principles generally accepted in the United States (“GAAP”). Refer to “Non-GAAP Financial Measures and Reconciliation” below for a reconciliation of these non-GAAP financial measures to their respective measures determined under GAAP and for information regarding our use of non-GAAP measures.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Revenue. Revenue decreased $234.3 million, or 44%, to $293.8 million for the three months ended June 30, 2020 from $528.1 million for the same period in 2019. The decrease was attributable to a decrease in tuition revenue in our full service child care centers due to the continued temporary closure of a significant portion of our centers during the three months ended June 30, 2020 in response to the COVID-19 pandemic. This decrease was partially offset by contributions from expanded sales and utilization of our back-up care services, and to a lesser degree, contributions from our educational advisory services segment. Revenue generated by the full service center-based child care segment in the three months ended June 30, 2020 decreased by $301.3 million, or 69%, when compared to the same period in 2019. Approximately 250 child care centers were open during the quarter and we have resumed operations in another 160 centers in late May and June, resulting in 409 total centers operating as of June 30, 2020, as compared to 1,083 centers open as of June 30, 2019. As countries and local jurisdictions have lifted certain restrictions, we expect to continue the phased re-opening of our temporarily closed centers and currently anticipate that more than 85% of our centers will re-open by September 30, 2020. This timing may change as we continue to evaluate local conditions and factors governing opening decisions. In the second quarter of 2020, we made the determination not to re-open 18 center locations, and we may decide not to re-open additional centers in locations where demand and economic trends have shifted; in addition, we cannot anticipate how long it will take for re-opened centers to reach typical enrollment levels. Therefore, we expect to see the effects of COVID-19 to continue to adversely impact the results of operations for the remainder of 2020, and potentially in future periods.
Revenue generated by the back-up care segment in the three months ended June 30, 2020 increased by $65.9 million, or 94%, when compared to the same period in 2019. Revenue growth in the back-up care segment was primarily attributable to expanded sales and increased utilization from new and existing clients due to unprecedented demand for our back-up care services (in particular, for self-sourced reimbursed care) as clients and families pursued additional innovative coverage and supports as a result of continued business and school closures. Although self-sourced reimbursed care offered an important alternative to clients and families during the early stages of the pandemic and through the second quarter of 2020, we expect that demand for back-up care will return to the traditional in-center and in-home service delivery in the second half of 2020, as more centers resume operations, as businesses and schools re-open, and as clients and families continue to adapt to new conditions. Lastly, revenue generated by educational advisory services in the three months ended June 30, 2020 increased by $1.1 million, or 6%, when compared to the same period in the prior year. Revenue growth in the educational advisory services segment is primarily attributable to expanded sales, increased utilization and contributions from an acquisition completed in the fourth quarter of 2019.
Cost of Services. Cost of services decreased $159.9 million, or 41%, to $228.5 million for the three months ended June 30, 2020 from $388.4 million for the same period in 2019. Cost of services in the full service center-based child care segment decreased $163.4 million, or 48%, to $175.0 million in the three months ended June 30, 2020 when compared to the same period in 2019. The decrease in cost of services is primarily associated with the temporary center closures and related proportional reductions in personnel costs as a result of employees that were furloughed and contributions from government assistance programs that reduced certain payroll costs, as well as program supplies and materials that decreased in proportion to closed centers. These reductions in costs were partially offset by impairment costs of $11.9 million for long-lived assets incurred as a result of the impact of COVID-19 on operations, costs associated with the permanent closure of certain centers of $4.4 million, including related severance and facilities costs, and incremental occupancy costs associated with centers that have been added since June 30, 2019. Cost of services in the back-up care segment increased $2.4 million, or 6%, to $43.2 million in the three months ended June 30, 2020, primarily due to personnel costs and increased care provider fees associated with the services provided to the expanding customer base and increased utilization, as well as marketing and technology spending to support our customer user experience and service delivery, and impairment costs incurred due to the impact of COVID-19 of $2.1 million related to an equity investment. Cost of services in the educational advisory services segment increased $1.1 million, or 11%, to $10.3 million in the three months ended June 30, 2020 due to personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit decreased $74.4 million, or 53%, to $65.2 million for the three months ended June 30, 2020 from $139.6 million for the same period in 2019. Gross profit margin as a percentage of revenue was 22% for the three months ended June 30, 2020, and decreased approximately 4% from the three months ended June 30, 2019. The decrease is primarily due to reduced margins in the full service center-based child care segment from the temporary closure of centers and related impairment charges on long-lived assets, partially offset by increases in gross profit from expanded back-up care services.
Selling, General and Administrative Expenses (“SGA”). SGA decreased $7.3 million, or 13%, to $49.2 million for the three months ended June 30, 2020 compared to $56.5 million for the same period in 2019, as a result of cost reduction efforts, including from the furlough of support personnel in connection with temporary center closures. SGA was 17% of revenue for the three months ended June 30, 2020, an increase from 11% for the same period in 2019 due to the lower revenue base.

Amortization of Intangible Assets. Amortization expense on intangible assets was $7.9 million for the three months ended June 30, 2020, a decrease from $8.3 million for the three months ended June 30, 2019, due to decreases from certain intangible assets becoming fully amortized during the period, partially offset by increases from the acquisitions completed in 2019.
Income from Operations. Income from operations decreased by $66.7 million, or 89%, to $8.1 million for the three months ended June 30, 2020 when compared to the same period in 2019. Income from operations was 3% of revenue for the three months ended June 30, 2020, compared to 14% for the three months ended June 30, 2019. The decrease in income from operations was due to the following:
•Income from operations for the full service center-based child care segment decreased $123.7 million, or 239%, in the three months ended June 30, 2020 when compared to the same period in 2019 due to reduced margins from the temporary center closures and related impairment charges on long-lived assets of $11.9 million, as well as costs associated with the permanent closure of certain centers of $4.4 million. These reductions were partially offset by decreases in overhead costs as a result of cost reduction efforts, including from the furlough of support personnel in connection with center closures.
•Income from operations for the back-up care segment increased $56.7 million, or 308%, in the three months ended June 30, 2020 when compared to the same period in 2019 due to expanded sales and utilization of our back-up care services (in particular, for self-sourced reimbursed care) as clients and families pursued additional supports as a result of business and school closures, partially offset by investments in technology to support our customer user experience and service delivery and increased care provider fees associated with the incremental revenue.
•Income from operations for the educational advisory services segment increased 6% in the three months ended June 30, 2020 when compared with the same period in 2019 due to contributions from the expanding revenue base.
Net Interest Expense. Net interest expense decreased to $9.1 million for the three months ended June 30, 2020 from $11.7 million for the same period in 2019, due to decreased borrowings on our revolving credit facility as well as decreases in the interest rates applicable to our debt. Including the effects of the interest rate swap arrangements, the weighted average interest rates for the term loans and revolving credit facility were 3.1% and 3.9% for the three months ended June 30, 2020 and 2019, respectively. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 3.0% for the remainder of 2020.
Income Tax Expense. We recorded an income tax benefit of $1.4 million during the three months ended June 30, 2020, at an effective income tax rate of (135)%, compared to income tax expense of $13.8 million during the three months ended June 30, 2019, at an effective income tax rate of 22%. For the three months ended June 30, 2020, our annual effective tax rate was highly sensitive to change in estimates of total ordinary income (loss) and therefore a reliable estimate could not be made. Accordingly, the actual effective tax rate for the year-to-date period has been used. The difference between the effective income tax rates as compared to the statutory income tax rates is primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the three months ended June 30, 2020 and 2019, the excess tax benefits reduced income tax expense by $1.7 million and $2.8 million, respectively. The effective income tax rate would have approximated 29% and 26% for the three months ended June 30, 2020 and 2019, respectively, prior to the inclusion of the excess tax benefits from stock-based compensation.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations decreased $45.9 million, or 43%, and $47.6 million, or 64%, respectively, for the three months ended June 30, 2020 over the comparable period in 2019 primarily as a result of the decrease in gross profit in the full service center-based child care segment, partially offset by growth in the back-up care segment and certain cost reductions in SGA.
Adjusted Net Income. Adjusted net income decreased $32.0 million, or 55%, for the three months ended June 30, 2020 when compared to the same period in 2019, primarily due to the decrease in income from operations, partially offset by a lower effective tax rate.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Revenue. Revenue decreased $229.7 million, or 22%, to $0.8 billion for the six months ended June 30, 2020 from $1.0 billion for the same period in 2019. The decrease was attributable to a decrease in tuition revenue in our full service child care centers due to the temporary closure of a significant portion of our centers in March 2020 as a result of required school and business closures and shelter-in-place mandates in response to the COVID-19 pandemic. The decreases were offset by contributions from expanded sales and utilization of our back-up care and educational advisory services, as well as new and ramping full service child care and early education centers and typical annual tuition and price increases in the range of 3% to 4% prior to the temporary closure of centers. Revenue generated by the full service center-based child care segment in the six months ended June 30, 2020 decreased by $308.2 million, or 36%, when compared to the same period in 2019, due to the temporary closure of centers.
Revenue generated by back-up care services in the six months ended June 30, 2020 increased by $75.3 million, or 56%, when compared to the same period in 2019. Revenue growth in the back-up care segment was primarily attributable to expanded sales and increased utilization from new and existing clients due to unprecedented demand for our back-up care services (in particular, for self-sourced reimbursed care) as clients and families pursued additional innovative coverage and supports as a result of continued business and school closures. Although self-sourced reimbursed care offered an important alternative to clients and families during the early stages of the pandemic and through the second quarter of 2020, we expect that demand for back-up care will return to the traditional in-center and in-home service delivery in the second half of 2020 as more centers resume operations, as businesses and schools re-open, and as clients and families continue to adapt to new conditions. Lastly, revenue generated by educational advisory services in the six months ended June 30, 2020 increased by $3.2 million, or 8%, when compared to the same period in the prior year. Revenue growth in the educational advisory services segment is primarily attributable to expanded sales, increased utilization and contributions from an acquisition completed in the fourth quarter of 2019.
Cost of Services. Cost of services decreased $137.3 million, or 18%, to $0.6 billion for the six months ended June 30, 2020 from $0.8 billion for the same period in 2019. Cost of services in the full service center-based child care segment decreased $145.3 million, or 22%, to $521.5 million in the six months ended June 30, 2020 when compared to the same period in 2019. The decrease in cost of services is primarily associated with the temporary center closures and related proportional reductions in personnel costs as a result of employees that were furloughed and contributions from government assistance programs that reduced certain payroll costs, as well as program supplies and materials that also decreased in proportion to closed centers. These reductions in costs were partially offset by personnel and program cost increases associated with enrollment increases, routine wage and benefit cost increases, and costs associated with new centers added since June 30, 2019 incurred prior to the temporary closures of centers, as well as incremental occupancy costs associated with centers that have been added since June 30, 2019, impairment costs of $16.9 million for long-lived assets incurred as a result of the impact of COVID-19 on operations, and costs associated with the permanent closure of certain centers of $4.4 million, including related severance and facilities costs. Cost of services in the back-up care segment increased $5.2 million, or 7%, to $83.3 million in the six months ended June 30, 2020, primarily due to personnel costs and increased care provider fees associated with the services provided to the expanding customer base and increased utilization, as well as marketing and technology spending to support our customer user experience and service delivery, and impairment costs incurred due to the impact of COVID-19 of $2.1 million related to an equity investment. Cost of services in the educational advisory services segment increased by $2.8 million, or 15%, to $21.2 million in the six months ended June 30, 2020 due to personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit decreased $92.5 million, or 35%, to $174.1 million for the six months ended June 30, 2020 from $266.6 million for the same period in 2019. Gross profit margin as a percentage of revenue was 22% for the six months ended June 30, 2020, and decreased approximately 4% from the six months ended June 30, 2019. The decrease is primarily due to reduced margins in the full service center-based child care segment from the temporary closure of centers and related impairment charges on long-lived assets, partially offset by increases in gross profit from expanded back-up care services.
Selling, General and Administrative Expenses. SGA decreased $5.8 million, or 5%, to $106.6 million for the six months ended June 30, 2020 compared to $112.4 million for the same period in 2019 as a result of cost reduction efforts, including from the furlough of support personnel in connection with temporary center closures. SGA was 13% of revenue for the six months ended June 30, 2020, an increase from 11% for the same period in 2019 due to the lower revenue base. SGA decreased over the comparable 2019 period due to decreases in personnel costs and discretionary costs such as travel.
Amortization of Intangible Assets. Amortization expense on intangible assets was $16.1 million for the six months ended June 30, 2020, a decrease from $16.5 million for the six months ended June 30, 2019 due to decreases from certain intangible assets becoming fully amortized during the period, partially offset by increases from the acquisitions completed in 2019.

Income from Operations. Income from operations decreased by $86.3 million, or 63%, to $51.4 million for the six months ended June 30, 2020 when compared to the same period in 2019. Income from operations was 6% of revenue for the six months ended June 30, 2020, a decrease of approximately 7% compared to the six months ended June 30, 2019. The decrease in income from operations was due to the following:
•Income from operations for the full service center-based child care segment decreased $148.5 million, or 159%, in the six months ended June 30, 2020 when compared to the same period in 2019 due to reduced margins from the temporary center closures and related impairment charges on long lived assets of $16.9 million, as well as costs associated with the permanent closure of certain centers of $4.4 million. These reductions were partially offset by decreases in overhead costs as a result of cost reduction efforts, including from the furlough of support personnel in connection with center closures, and tuition increases and enrollment gains over the prior year prior to COVID-19, and contributions from new centers added since June 30, 2019, prior to the temporary center closures
•Income from operations for the back-up care segment increased $61.8 million, or 174%, in the six months ended June 30, 2020 when compared to the same period in 2019 due to the expanding revenue base from increased sales and utilization of our back-up care services (in particular, for self-sourced reimbursed care) as clients and families pursued additional supports as a result of business and school closures, partially offset by investments in technology to support our customer user experience and service delivery, and increased care provider fees associated with the incremental revenue.
•Income from operations for the educational advisory services segment increased $0.3 million, or 3%, for the six months ended June 30, 2020 when compared to the same period in 2019 due to contributions from the expanding revenue base.
Net Interest Expense. Net interest expense decreased to $19.3 million for the six months ended June 30, 2020 from $23.7 million for the same period in 2019. The decrease in interest expense relates to decreased borrowings under our revolving credit facility. Including the effects of the interest rate swap arrangements, the weighted average interest rates for the term loans and revolving credit facility were 3.3% and 4.0% for the six months ended June 30, 2020 and 2019, respectively.
Income Tax Expense. We recorded an income tax expense of $1.0 million for the six months ended June 30, 2020 at an effective income tax rate of 3.0%, compared to income tax expense of $22.7 million during the six months ended June 30, 2019, at an effective income tax rate of 20%. For the six months ended June 30, 2020, our annual effective tax rate was highly sensitive to change in estimates of total ordinary income (loss) and therefore a reliable estimate could not be made. Accordingly, the actual effective tax rate for the year-to-date period has been used. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the six months ended June 30, 2020 and 2019 the excess tax benefit decreased income tax expense by $8.6 million and $7.4 million, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, various allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. The effective income tax rate would have approximated 29% and 26% for the six months ended June 30, 2020 and 2019, respectively, prior to the inclusion of the excess tax benefit from stock-based compensation.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations decreased $58.2 million, or 29%, and $62.0 million, or 45%, respectively, for the six months ended June 30, 2020 over the comparable period in 2019 primarily as a result of the decrease in gross profit in the full-service center-based child care segment, partially offset by growth in the back-up care segment.
Adjusted Net Income. Adjusted net income decreased $36.2 million, or 34%, for the six months ended June 30, 2020 when compared to the same period in 2019, primarily due to the decrease in income from operations, partially offset by a lower effective tax rate.

Non-GAAP Financial Measures and Reconciliation
In our quarterly and annual reports, earnings press releases and conference calls, we discuss key financial measures that are not calculated in accordance with GAAP to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures of adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are reconciled from their respective measures determined under GAAP as follows (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$359	$49,327	$31,091	$91,369
Interest expense — net	9,129	11,723	19,335	23,671
Income tax expense (benefit)	(1,374)	13,783	969	22,703
Depreciation	19,784	18,588	39,796	36,888
Amortization of intangible assets (a)	7,875	8,297	16,084	16,459
EBITDA	35,773	101,718	107,275	191,090
Additional Adjustments:
COVID-19 related costs (b)	18,436	—	23,406	—
Stock-based compensation expense (c)	5,155	4,512	9,438	7,618
Other costs (d)	661	—	1,364	433
Non-cash operating lease expense (e)	—	(345)	—	582
Total adjustments	24,252	4,167	34,208	8,633
Adjusted EBITDA	$60,025	$105,885	$141,483	$199,723

Income from operations	$8,114	$74,833	$51,395	$137,743
COVID-19 related costs (b)	18,436	—	23,406	—
Other costs (d)	661	—	1,364	433
Adjusted income from operations	$27,211	$74,833	$76,165	$138,176

Net income	$359	$49,327	$31,091	$91,369
Income tax expense (benefit)	(1,374)	13,783	969	22,703
Income (loss) before income tax	(1,015)	63,110	32,060	114,072
Amortization of intangible assets (a)	7,875	8,297	16,084	16,459
COVID-19 related costs (b)	18,436	—	23,406	—
Stock-based compensation expense (c)	5,155	4,512	9,438	7,618
Other costs (d)	661	—	1,364	433
Adjusted income before income tax	31,112	75,919	82,352	138,582
Adjusted income tax expense (f)	(4,667)	(17,461)	(12,261)	(32,312)
Adjusted net income	$26,445	$58,458	$70,091	$106,270

Weighted average common shares outstanding — diluted	60,266,102	58,939,763	59,572,444	58,846,073
Diluted adjusted earnings per common share	$0.44	$0.99	$1.18	$1.81
(a)Represents amortization of intangible assets, including $5.0 million and $4.7 million for the three months ended June 30, 2020 and 2019, respectively, and $10.0 million and $9.4 million for the six months ended June 30, 2020 and 2019, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)COVID-19 related costs represent impairment costs for long-lived assets and investments, and costs associated with the closure of centers incurred as a result of the impact of COVID-19 on our operations. For the three months ended June 30, 2020, impairment costs totaled $14.0 million, of which $11.9 million related to the full service center-based child care segment and $2.1 million related to the back-up care segment and for the six months ended June 30, 2020, impairment costs totaled $19.0 million, of which $16.9 million related to the full service center-based child care segment, and $2.1 million related to the back-up care segment. Costs associated with the closure of centers totaled $4.4 million for the three and six months ended June 30, 2020, and related to severance and facilities costs.

(c)Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(d)Other costs in the three and six months ended June 30, 2020 relate to occupancy costs incurred for our new corporate headquarters during the construction period, which represent duplicative corporate office costs in 2020 while we also continue to carry the costs for our existing corporate headquarters. Other costs in the six months ended June 30, 2019 relate to transaction costs incurred in connection with completed acquisitions.
(e)Represents the excess of lease expense over cash lease expense (for periods prior to 2020).
(f)Represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 15% and 23% for 2020 and 2019, respectively. The tax rate for 2020 represents a tax rate of approximately 30% applied to the expected adjusted income before income tax, less the estimated effect of excess tax benefits related to equity transactions. However, the jurisdictional mix of the expected adjusted income before income tax for the full year, and the timing and volume of the tax benefits associated with such future equity activity will affect these estimates and the estimated effective tax rate for the year.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of lease expense over cash lease expense (prior to fiscal 2020), stock-based compensation expense, impairment costs including the costs incurred due to the impact of COVID-19, and transaction costs and other nonrecurring costs, such as duplicative corporate office costs and center closing costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by (used in) operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We understand that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•adjusted EBITDA, adjusted income from operations and adjusted net income do not fully reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
•adjusted EBITDA, adjusted income from operations and adjusted net income do not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; and adjusted EBITDA, adjusted income from operations and adjusted net income do not reflect any cash requirements for such replacements.
Because of these limitations, adjusted EBITDA, adjusted income from operations and adjusted net income should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Liquidity and Capital Resources
The COVID-19 pandemic has substantially disrupted our global operations and we are in a fluid and continuously changing environment. The broad effects of COVID-19, its duration and full impact to our operations are difficult to predict, due in large part to the interdependence of our operations with the operating decisions and requirements of our client partners and government authorities, which impact the timing and cadence of center re-openings and re-ramping of enrollment. We have taken a number of actions described below to increase our liquidity and strengthen our financial position as we navigate these uncertain times.
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up care and educational advisory services, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations and borrowings available under our revolving credit facility. Our revolving credit facility is part of our senior secured credit facilities, which consist of a secured term loan facility and a $400 million revolving credit facility. There were no borrowings outstanding on our revolving credit facility at June 30, 2020 and December 31, 2019. In April and May 2020, we amended our existing senior credit facilities to, among other changes, increase the borrowing capacity of our revolving credit facility by $175 million, to a total of $400 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants. Refer to Note 6, Credit Arrangements and Debt Obligations, in our condensed consolidated financial statements for additional information on the amendments to our credit agreement.
We had $270.4 million in cash ($274.7 million including restricted cash) at June 30, 2020, of which $28.4 million was held in foreign jurisdictions, compared to $27.9 million in cash ($31.2 million including restricted cash) at December 31, 2019, of which $14.2 million was held in foreign jurisdictions. Operations outside of North America accounted for 21% and 24% of our consolidated revenue in the six months ended June 30, 2020 and 2019, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the six months ended June 30, 2020 and 2019, and we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2020.
On April 21, 2020, we completed the issuance and sale of 2,138,580 shares of unregistered common stock to Durable Capital Master Fund LP at a price of $116.90 per share. We raised net proceeds from the offering of $249.8 million, which further strengthened our liquidity and financial position and increased cash and cash equivalents at June 30, 2020.
We had working capital of $85.4 million and a working capital deficit of $254.4 million at June 30, 2020 and December 31, 2019, respectively. Our working capital improvement is related to the capital raised from the issuance and sale of stock in April 2020. We typically have a working capital deficit that has primarily arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that our cash flows from operating activities will continue to be adversely impacted at least during the temporary closure of our centers and while our re-opened centers ramp enrollment; this will be supplemented with our existing cash, as well as borrowings available under our revolving credit facility to fund operations. As we continue to re-open our remaining temporarily closed centers in the coming months, we will continue to manage our discretionary operating and capital spending and prioritize investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt.
We have participated in certain government assistance programs, including certain tax deferrals and tax credits allowed pursuant to the CARES Act in the United States and certain tax deferrals, tax credits, and employee wage support in the United Kingdom, and may continue to do so in the future. During the six months ended June 30, 2020, $39.6 million was recorded as a reduction to incurred labor costs primarily in cost of services, which consists of $10.3 million of payroll tax credits in the United States and $29.3 million of employee wage support in the United Kingdom. As of June 30, 2020, $19.2 million was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government assistance programs in relation to these benefits. Additionally, approximately $6.6 million and $6.7 million was recorded in accounts payable and accrued expenses and other long-term liabilities, respectively, related to payroll tax deferrals.
In response to the broad effects of COVID-19, we have re-negotiated certain payment terms with lessors to mitigate the impact on our financial position and operations. As of June 30, 2020, the Company had $11.7 million in lease payment deferrals that are payable over the next 1.5 years. Additionally, accounts receivable, net of allowance for credit losses, increased from $148.9 million at December 31, 2019 to $221.5 million at June 30, 2020 attributable to the significant increase in the demand for back-up care services, in particular for self-sourced reimbursed care.
The board of directors authorized a share repurchase program of up to $300 million of our outstanding common stock, effective June 12, 2018. During the six months ended June 30, 2020 and prior to the impact of the pandemic on our operations, we repurchased 231,313 shares for $32.2 million, and at June 30, 2020, $194.9 million remained available under the repurchase program. All repurchased shares have been retired. At this time, we have temporarily suspended share repurchases as we prioritize investments to the most critical operating areas.

We believe that funds provided by operations, our existing cash balances, and borrowings available under our revolving credit facility will be adequate to fund all obligations and liquidity requirements for at least the next twelve months. However, prolonged disruptions to our operations, including as a result of continued required school, child care and business closures and shelter-in-place government mandates in response to the COVID-19 pandemic, may require financing beyond our existing cash and borrowing capacity, and it may be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms.

Cash Flows	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$51,260	$190,611
Net cash used in investing activities	$(28,275)	$(90,899)
Net cash provided by (used in) financing activities	$221,470	$(112,378)
Cash, cash equivalents and restricted cash — beginning of period	$31,192	$38,478
Cash, cash equivalents and restricted cash — end of period	$274,739	$26,226
Cash Provided by Operating Activities
Cash provided by operating activities was $51.3 million for the six months ended June 30, 2020, compared to $190.6 million for the same period in 2019. The decrease in cash provided by operating activities primarily resulted from the $60.3 million decrease in net income from the prior year, and from changes in working capital arising from the timing of billings and payments when compared to the prior year, including significant increases in accounts receivable associated with the increased volume in the back-up care segment in the second quarter of 2020, and an increase in other current assets for amounts due from government support programs which were not present in the prior year. The decrease in cash provided by operating activities was partially offset by client deposits, the effects of rent payment deferrals, and tenant improvement allowances during the period.
Cash Used in Investing Activities
Cash used in investing activities was $28.3 million for the six months ended June 30, 2020, compared to $90.9 million for the same period in 2019 and was related to fixed asset additions, acquisitions, and other investments. The decrease in cash used in investing activities was primarily related to a lower volume of fixed asset additions and acquisitions in 2020 as we prioritized investments to the most critical operating areas in response to the COVID-19 pandemic, and an investment of $19.8 million in debt securities in 2019, which were purchased by our wholly-owned captive insurance company using restricted cash. During the six months ended June 30, 2020, we invested $25.0 million, net of proceeds from the sale of fixed assets, in fixed asset purchases for new child care centers, and maintenance and refurbishments in our existing centers, compared to a net investment of $45.0 million during the same period in the prior year. We used $4.3 million to acquire two centers in the six months ended June 30, 2020, compared to $25.9 million used to acquire a provider of back-up care and four centers in the six months ended June 30, 2019. These uses of cash during the six months ended June 30, 2020 were partially offset by $1.1 million in net restricted cash proceeds generated from the maturity of debt securities held by our wholly-owned captive insurance company.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $221.5 million for the six months ended June 30, 2020 compared to cash used of $112.4 million for the same period in 2019. Cash provided by financing activities for the six months ended June 30, 2020 was primarily related to proceeds raised from the issuance and sale of common stock in a private transaction of $249.9 million and proceeds from the exercise of stock options and the issuance and sale of restricted stock of $21.2 million, partially offset by cash used for share repurchases of $32.7 million, taxes paid related to the net share settlement of stock awards totaling $7.7 million and payments of debt principal of $5.4 million. Cash used in financing activities for the six months ended June 30, 2019 consisted primarily of repayments of $117.9 million, net of borrowings, on the revolving credit facility, taxes paid related to the net share settlement of stock awards totaling $5.5 million, and payments of debt principal of $5.4 million. These uses of cash were partially offset by proceeds from the exercise of stock options and the issuance and sale of restricted stock of $17.1 million.
Debt
Our senior secured credit facilities consist of a secured term loan facility and a multi-currency revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.

Outstanding term loan borrowings were as follows (in thousands):

	June 30, 2020	December 31, 2019
Term loans	$1,040,063	$1,045,438
Deferred financing costs and original issue discount	(4,512)	(6,639)
Total debt	1,035,551	1,038,799
Less current maturities	10,750	10,750
Long-term debt	$1,024,801	$1,028,049
In April and May 2020, we amended our existing senior credit facilities to, among other things, increase the borrowing capacity of our revolving credit facility from $225 million to $400 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants. The revolving credit facility matures on July 31, 2022. There were no borrowings outstanding on the revolving credit facility at June 30, 2020 and December 31, 2019, with the full line available for borrowings.
Borrowings under the credit agreement are subject to variable interest. We mitigate our interest rate exposure with variable-to-fixed interest rate swap agreements with an underlying fixed notional value of $500 million. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The weighted average interest rate for the term loans was 3.31% and 3.96% for the six months ended June 30, 2020 and 2019, respectively, including the impact of the interest rate swap agreements.
In June 2020, we entered into interest rate cap agreements with a total notional value of $800 million. These interest rate cap agreements, designated and accounted for as cash flow hedges from inception, provide us with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have a forward starting effective date of October 29, 2021, which coincides with the maturity of our existing interest rate swap agreements, and expire on October 31, 2023. As of June 30, 2020, the fair value of the interest rate cap agreements was $1.2 million, which reflected the initial premium paid to purchase these caps.
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
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp., the Company’s direct subsidiary, to be a passive holding company, subject to certain exceptions. Effective as of April 24, 2020, the revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien gross leverage ratio for four fiscal quarters, followed by a maximum first lien net leverage ratio in the quarters thereafter. A breach of this covenant is subject to certain equity cure rights. Prior to the April 2020 credit amendment, the Company was required to comply with a maximum first lien net leverage ratio.
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at June 30, 2020. Refer to Note 6, Credit Arrangements and Debt Obligations, in our condensed consolidated financial statements for additional information on our debt and credit arrangements.
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet arrangements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and fluctuations in foreign currency exchange rates. Other than the broad effects of the COVID-19 pandemic and its negative impact on the global economy and major financial markets, there have been no material changes in our exposure to interest rate or foreign currency exchange rate fluctuations since December 31, 2019. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information regarding market risk.
In addition, in June 2020, the Company entered into interest rate cap agreements with a total notional value of $800 million. These interest rate cap agreements provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have a forward starting effective date of October 29, 2021, which coincides with the maturity of the interest rate swap agreements, and expire on October 31, 2023. The Company may enter into additional derivatives or other market risk sensitive instruments in the future for the purpose of hedging or for trading purposes. Refer to Note 6, Credit Arrangements and Debt Obligations, in our condensed consolidated financial statements for additional information on interest rate cap agreements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing its impact on the design, implementation and operating effectiveness of our internal control over financial reporting.

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
The COVID-19 pandemic has disrupted our global operations as a result of required school and business closures and shelter-in-place mandates in response to the COVID-19 pandemic. We expect to continue to be impacted as the situation remains dynamic and subject to rapid and potentially material changes. As of June 30, 2020, we managed the operations for 1,076 child care and early education centers with the capacity to serve approximately 120,000 children and their families, of which 409 child care centers with the capacity to serve approximately 50,000 children were open after the temporary center closures in response to the COVID-19 pandemic. The continued or additional disruptions to our business and potential adverse impacts to our financial condition and results of operations resulting from the COVID-19 pandemic include, but are not limited to:
•significant changes in the conditions of the markets we operate in, including required school and business closures and shelter-in-place mandates, limiting our ability to provide our services, especially center-based child care and center-based back-up child care, and potentially resulting in continued center closures or permanent center closures;
•reduced enrollment upon the re-opening of centers as families may limit their participation in various public activities and gatherings, including group child care, or as social distancing protocols and other licensing regulations may reduce group sizes or otherwise affect the overall capacity of children we can serve;
•inability to hire and maintain an adequate level of center staff requiring us to reduce enrollment in order to comply with mandated ratios, inability to retain teachers after long periods of furlough, and the impact to our operations if a significant percentage of our workforce is unable to return to work because of illness, quarantine, worker absenteeism, limitations on travel, government or social distancing restrictions, which may have a disproportionate impact on our business compared to other companies that depend less on the in-person provision of services;
•reduced or shifting demand for our services due to adverse and uncertain economic conditions, including as a result of clients that have been adversely impacted, and/or increased unemployment, continued school and business closures, long-term shift to an at-home workforce, and general effects of a broad-based economic recession;
•incremental costs associated with mitigating the effects of the pandemic and/or additional procedures and protocols required to maintain health and safety at our centers;
•a decrease in revenues due to clients requesting refunds or renegotiating contracts for reduced or changing services, including in our cost-plus and employer sponsor model centers;
•the potential deterioration in the collectability of our existing accounts receivable and a decrease in the generation of new revenue due to the potential diminished financial health of our clients;
•inability to implement our growth strategies due to prolonged business contraction and reduced capital expenditures and cost-saving initiatives;
•delayed re-opening of centers outside of our control due in large part to the interdependence of our operations with our client partners’ operating decisions and requirements as well as decisions by governmental authorities regarding school and business closures and requirements for re-opening;
•legal actions or proceedings related to COVID-19;
•reduction in our liquidity position limiting our ability to service our indebtedness and our future ability to incur additional indebtedness or financing; and

•further downgrades to our credit rating by ratings agencies which could reduce our ability to access capital markets.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended June 30, 2020, other than as reported in our Current Report on Form 8-K filed with the SEC on April 20, 2020 in connection with our offering of shares of the Company’s common stock pursuant to the stock purchase agreement dated as of April 19, 2020 with Durable Capital Master Fund LP. These securities were issued in a private placement, completed on April 21, 2020, in reliance on Section 4(a)(2) of the Securities Act. Refer to Note 1, Organization and Basis of Presentation, of the Notes to the Condensed Financial Statements and the discussion under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” in this Quarterly Report on Form 10-Q for additional details.
Issuer Repurchases
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1) (d)
April 1, 2020 to April 30, 2020 (2)	467	$107.65	—	$194,850
May 1, 2020 to May 31, 2020	—	$—	—	$194,850
June 1, 2020 to June 30, 2020	—	$—	—	$194,850
	467		—
(1) The board of directors authorized a share repurchase program of up to $300 million of our outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. All repurchased shares have been retired.
(2) During the month of April 2020, we retired a total of 467 shares that had been issued pursuant to restricted stock award agreements in connection with the payment of tax withholding obligations arising as a result of the vesting of such restricted stock awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our $300 million share repurchase authorization.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
10.1
Stock Purchase Agreement, dated as of April 19, 2020, by and between Bright Horizons Family Solutions Inc. and Durable Capital Master Fund LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 11, 2020).

10.2
Fourth Amendment to Credit Agreement, dated as of April 24, 2020, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., the Loan parties, the Lenders party thereto, the Fourth Amendment Incremental Revolving Credit Lenders thereto, and JPMorgan Chase Bank N.A., as administrative agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 27, 2020).

10.3
Fifth Amendment to Credit Agreement, dated as of May 7, 2020, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., the Loan Parties, the Fifth Amendment Incremental Revolving Credit Lender party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed May 11, 2020).

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	August 10, 2020	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)