Form 10-Q
period 2020-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2020-11-09
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, there were 60,564,312 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended September 30, 2020

PART I. FINANCIAL INFORMATION.t
Item 1. Condensed Consolidated Financial Statements (Unaudited)t

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$365,300	$27,872
Accounts receivable — net of allowance for credit losses of $3,827 and $1,226 at September 30, 2020 and December 31, 2019, respectively	150,099	148,855
Prepaid expenses and other current assets	85,983	51,865
Prepaid income taxes	14,115	296
Total current assets	615,497	228,888
Fixed assets — net	606,831	636,153
Goodwill	1,409,040	1,412,873
Other intangible assets — net	281,226	304,673
Operating lease right-of-use assets	717,951	700,956
Other assets	42,976	46,877
Total assets	$3,673,521	$3,330,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Accounts payable and accrued expenses	178,516	167,059
Current portion of operating lease liabilities	94,431	83,123
Deferred revenue	177,302	191,117
Other current liabilities	43,828	31,241
Total current liabilities	504,827	483,290
Long-term debt — net	1,022,489	1,028,049
Operating lease liabilities	727,716	685,910
Other long-term liabilities	114,778	92,865
Deferred revenue	10,351	10,098
Deferred income taxes	66,247	58,940
Total liabilities	2,446,408	2,359,152
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 60,263,169 and 57,884,020 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	60	58
Additional paid-in capital	895,966	648,031
Accumulated other comprehensive loss	(66,860)	(50,331)
Retained earnings	397,947	373,510
Total stockholders’ equity	1,227,113	971,268
Total liabilities and stockholders’ equity	$3,673,521	$3,330,420
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$337,920	$511,584	$1,138,015	$1,541,402
Cost of services	282,749	386,364	908,749	1,149,614
Gross profit	55,171	125,220	229,266	391,788
Selling, general and administrative expenses	53,301	53,964	159,917	166,330
Amortization of intangible assets	7,797	8,627	23,881	25,086
Income (loss) from operations	(5,927)	62,629	45,468	200,372
Interest expense — net	(9,186)	(10,955)	(28,521)	(34,626)
Income (loss) before income tax	(15,113)	51,674	16,947	165,746
Income tax benefit (expense)	8,459	(10,420)	7,490	(33,123)
Net income (loss)	$(6,654)	$41,254	$24,437	$132,623

Earnings (loss) per common share:
Common stock — basic	$(0.11)	$0.71	$0.41	$2.28
Common stock — diluted	$(0.11)	$0.69	$0.41	$2.24

Weighted average common shares outstanding:
Common stock — basic	60,196,795	57,935,118	59,253,044	57,820,596
Common stock — diluted	60,196,795	59,132,689	60,001,730	58,941,612
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(6,654)	$41,254	$24,437	$132,623
Other comprehensive income (loss):
Foreign currency translation adjustments	24,632	(20,157)	(13,319)	(23,975)
Unrealized gain (loss) on cash flow hedges and investments, net of tax	267	(1,037)	(3,210)	(8,207)
Total other comprehensive income (loss)	24,899	(21,194)	(16,529)	(32,182)
Comprehensive income	$18,245	$20,060	$7,908	$100,441
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three months ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2020	60,152,187	$60	$885,373	$—	$(91,759)	$404,601	$1,198,275
Stock-based compensation expense			5,700				5,700
Issuance of common stock under the Equity Incentive Plan	119,778	—	6,074				6,074
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(8,796)	—	(1,181)				(1,181)
Other comprehensive income					24,899		24,899
Net loss						(6,654)	(6,654)
Balance at September 30, 2020	60,263,169	$60	$895,966	$—	$(66,860)	$397,947	$1,227,113

	Three months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2019	57,898,902	$58	$667,154	$—	$(73,343)	$284,493	$878,362
Stock-based compensation expense			4,721				4,721
Issuance of common stock under the Equity Incentive Plan	100,462	—	4,128				4,128
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(6,296)	—	(991)				(991)
Purchase of treasury stock				(11,785)			(11,785)
Retirement of treasury stock	(75,501)	—	(11,785)	11,785			—
Other comprehensive loss					(21,194)		(21,194)
Net income						41,254	41,254
Balance at September 30, 2019	57,917,567	$58	$663,227	$—	$(94,537)	$325,747	$894,495
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Nine months ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	57,884,020	$58	$648,031	$—	$(50,331)	$373,510	$971,268
Issuance of common stock	2,138,580	2	249,788				249,790
Stock-based compensation expense			15,138				15,138
Issuance of common stock under the Equity Incentive Plan	535,930	1	24,112				24,113
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(64,048)	—	(8,896)				(8,896)
Purchase of treasury stock				(32,208)			(32,208)
Retirement of treasury stock	(231,313)	(1)	(32,207)	32,208			—
Other comprehensive loss					(16,529)		(16,529)
Net income						24,437	24,437
Balance at September 30, 2020	60,263,169	$60	$895,966	$—	$(66,860)	$397,947	$1,227,113

	Nine months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	57,494,468	$57	$648,651	$—	$(62,355)	$193,124	$779,477
Stock-based compensation expense			12,339				12,339
Issuance of common stock under the Equity Incentive Plan	554,758	1	21,183				21,184
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(51,658)	—	(6,531)				(6,531)
Purchase of treasury stock				(12,415)			(12,415)
Retirement of treasury stock	(80,001)	—	(12,415)	12,415			—
Other comprehensive loss					(32,182)		(32,182)
Net income						132,623	132,623
Balance at September 30, 2019	57,917,567	$58	$663,227	$—	$(94,537)	$325,747	$894,495
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,437	$132,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,173	80,427
Impairment losses on long-lived assets	18,609	—
Impairment losses on equity investment	2,128	—
Stock-based compensation expense	15,138	12,339
Deferred income taxes	8,408	4,085
Other non-cash adjustments — net	(206)	66
Changes in assets and liabilities:
Accounts receivable	(1,385)	14,789
Prepaid expenses and other current assets	(28,599)	(810)
Accounts payable and accrued expenses	11,921	23,824
Income taxes	(18,830)	(11,662)
Deferred revenue	(14,956)	4,046
Leases	30,434	9,565
Other assets	4,192	(344)
Other current and long-term liabilities	35,389	3,482
Net cash provided by operating activities	169,853	272,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(54,494)	(74,492)
Proceeds from the disposal of fixed assets	9,997	4,331
Proceeds from the maturity of debt securities and sale of other investments	10,247	—
Purchases of debt securities and other investments	(6,106)	(20,090)
Purchase of equity method investment	—	(5,772)
Payments and settlements for acquisitions — net of cash acquired	(8,101)	(30,841)
Net cash used in investing activities	(48,457)	(126,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance — net of issuance costs	249,808	—
Borrowings under revolving credit facility	43,200	172,874
Payments under revolving credit facility	(43,200)	(290,732)
Principal payments of long-term debt	(8,063)	(8,063)
Payments for debt issuance costs	(2,818)	—
Purchase of treasury stock	(32,658)	(12,023)
Taxes paid related to the net share settlement of stock options and restricted stock	(8,896)	(6,531)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	27,087	21,506
Payments of deferred and contingent consideration for acquisitions	(1,088)	(4,200)
Net cash provided by (used in) financing activities	223,372	(127,169)
Effect of exchange rates on cash, cash equivalents and restricted cash	286	34
Net increase in cash, cash equivalents and restricted cash	345,054	18,431
Cash, cash equivalents and restricted cash — beginning of period	31,192	38,478
Cash, cash equivalents and restricted cash — end of period	$376,246	$56,909
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$365,300	$48,529
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	10,946	8,380
Total cash, cash equivalents and restricted cash — end of period	$376,246	$56,909

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$26,741	$33,053
Cash payments of income taxes	$8,329	$40,691
Cash paid for amounts included in the measurement of lease liabilities	$83,874	$94,775
NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$3,377	$5,519
Contingent consideration issued for acquisitions	$—	$16,621
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$88,850	$83,772
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based child care and early education, back-up child and adult/elder care, tuition assistance and student loan repayment program administration, educational advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Puerto Rico and India. During the three months ended September 30, 2020, the Company divested its child care center business in Canada and ceased to operate its two centers in that geography. The Company provides services designed to help families, employers and their employees better integrate work and family life, primarily under multi-year contracts with employers who offer child care, dependent care, and workforce education services, as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of September 30, 2020 and the condensed consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Certain reclassifications have been made to prior period amounts within the condensed consolidated balance sheet and the operating section of the condensed consolidated statement of cash flows to conform to the current period presentation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 30, 2020 and the condensed consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2020 and 2019, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. At September 30, 2020, $194.9 million remained available under the repurchase program. The Company has temporarily suspended share repurchases due to the impact of COVID-19 as the Company prioritizes investments to the most critical operating areas.
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

COVID-19 Pandemic — In March 2020, the Company began to experience the impact of the COVID-19 pandemic on its global operations, as required business and school closures and shelter-in-place government mandates resulted in the temporary closure of a significant portion of the Company’s child care centers. The Company continued to operate critical health care client and "hub" centers to provide care and support services to the children whose parents work on the front lines of the response to the pandemic. Countries and local jurisdictions have since lifted certain restrictions, and the Company has re-opened a significant portion of the temporarily closed centers. As of September 30, 2020, the Company operated 1,026 child care and early education centers with the capacity to serve approximately 115,000 children and their families. As of September 30, 2020, approximately 900 of its child care centers (with a total capacity of approximately 100,000) were open, including approximately 540 centers in the United States, approximately 300 centers in the United Kingdom, and 62 centers in the Netherlands. The Company's centers are operating with specific COVID-19 protocols in place in order to protect the health and safety of children, families and staff, including social distancing procedures for pick-up and drop-off, daily health checks, the use of face masks by the Company’s staff, limited group sizes, and enhanced hygiene and cleaning practices. The Company is focused on the re-enrollment and ramping of open centers, while also continuing to phase the remaining center re-openings through the remainder of 2020 and into 2021, as conditions permit. As the Company continues to analyze the current environment, it may decide to close or not re-open certain centers in locations where demand and economic trends have shifted. During the three months ended September 30, 2020, the Company added five new centers and permanently closed 55 centers, for a total of 58 net center reductions in 2020. The Company’s back-up care and educational advisory services have remained fully operational to clients and their employees. Due to the acute need for child care support during this pandemic, the Company expanded back-up care services and the availability of self-sourced reimbursed care in the second quarter; during the three months ended September 30, 2020, the temporary use of self-sourced reimbursed care significantly decreased as demand for back-up care started to shift toward more traditional in-center and in-home delivery of back-up care solutions.
As a result of the economic effects of the COVID-19 pandemic, the Company considered whether these conditions indicated it was more likely than not that the Company’s $1.4 billion in goodwill and $180.9 million in indefinite-lived intangible assets were impaired. Based on the facts and circumstances as of September 30, 2020, the Company determined it was more likely than not that the fair value of its reporting units and indefinite-lived intangible assets exceeded their carrying amount and, therefore, an interim impairment analysis was not required.
In addition, the Company reviewed its long-lived assets, including operating lease right-of-use assets and amortizable intangible assets, to determine whether these conditions indicated that the carrying amount of such assets may not be recoverable. During the three and nine months ended September 30, 2020, the Company recognized a $1.7 million and $18.6 million impairment loss on long-lived assets, respectively, for certain centers that are unlikely to recover the carrying amount of their long-lived assets due to the operational disruption caused by the pandemic, including certain locations that the Company has decided to not re-open or expects not to continue operating on a long-term basis. Given the current risks and uncertainties associated with the COVID-19 pandemic and its impact on the Company's operations, additional impairment losses may occur.
The broad effects of COVID-19, its duration and scope of the ongoing disruption, including the pace of re-ramping of enrollment at centers that have re-opened, cannot be predicted and is affected by many interdependent variables and decisions by government authorities as well as the Company’s client partners, and by any continued developments in the persistence and treatment of COVID-19. The Company cannot anticipate how long it will take for re-opened centers to reach typical enrollment levels and there is no assurance that centers currently open will continue to operate. While the Company has experienced increased demand for back-up care services during the pandemic, such as in-home care and self-sourced reimbursed care, and more limited disruption to providing educational advisory services, these conditions and trends may not continue in subsequent periods. As businesses and families continue to adapt to changing conditions, the Company has seen a shift in back-up care services toward the more traditional in-center and in-home service delivery as use gradually re-ramps to pre-COVID-19 levels, while the temporary use of self-sourced reimbursed care decreased during the third quarter. Given these factors, the Company expects the effects of COVID-19 to continue to adversely impact the results of its operations for the remainder of 2020 and into 2021.
During the temporary closure of a significant portion of the Company's child care centers, the Company implemented measures to mitigate the impact on the Company's financial position and operations, as well as improve liquidity and access to financial resources. Although the Company experienced modest improvement to revenue during the three months ended September 30, 2020 compared to the second quarter of 2020, the Company continues to monitor the ongoing disruption and to deploy measures, as needed, to mitigate the impact on the Company's financial position and operations. These measures include:
•furloughing a significant portion of the Company’s employees in proportion to the number of center closures, including center personnel for temporarily closed centers and related support functions in the Company’s corporate offices;
•reducing discretionary spending and overhead costs, while prioritizing investments that support current operations and deferring to future periods nonessential investments;
•temporary voluntary reductions in compensation to certain executive officers and board members;
•participating in government assistance programs, including tax deferrals, tax credits and employee wage support;

•renegotiating payment terms with vendors and landlords;
•temporary suspension of share repurchases;
•amending the Company’s credit agreement in April 2020 and May 2020 to increase the borrowing capacity of the Company’s revolving credit facility from $225 million to $400 million; and,
•raising $249.8 million in net proceeds from the issuance and sale of common stock in April 2020.
In light of these actions and based on the Company’s assumptions about the continued impact of COVID-19 on its operations, the Company believes it has sufficient liquidity to satisfy its obligations for at least the next twelve months. Refer to Note 6, Credit Arrangements and Debt Obligations, for additional information on the amendments to the Company’s credit agreement.
Government Assistance — The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States, which is an economic aid package to help mitigate the impact of the pandemic. Additionally, other foreign governmental legislation that provides relief provisions has been enacted in response to the economic impact of COVID-19. The Company has participated in certain government assistance programs, including availing itself of certain tax deferrals and tax credits allowed pursuant to the CARES Act in the United States, as well as certain tax deferrals, tax credits, and employee wage support in the United Kingdom, and may continue to do so in the future. Governmental assistance received is recorded on the consolidated statement of income as a reduction to the related expenses that the assistance is intended to defray. During the three and nine months ended September 30, 2020, $20.3 million and $61.5 million was recorded as a reduction to cost of services, respectively, in relation to these benefits. As of September 30, 2020, $16.0 million was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government assistance programs. Additionally, approximately $3.0 million and $12.4 million was recorded in accounts payable and accrued expenses and other long-term liabilities, respectively, related to payroll tax deferrals.
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

Nine months ended September 30, 2020
Beginning balance at January 1, 2020	$1,226
Provision	3,625
Write-offs and recoveries	(1,024)
Ending balance at September 30, 2020	$3,827
The Company’s investments in debt securities, which were classified as available-for-sale, are further disclosed in Note 9, Fair Value Measurements. As of September 30, 2020, the available-for-sale debt securities are not in an unrealized loss position, and therefore there is no allowance for credit losses.
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

2. REVENUE RECOGNITION
The Company’s services are primarily comprised of full service center-based child care, back-up care, and educational advisory services. The Company's back-up care offerings include in-center care, in-home care and self-sourced reimbursed care, a reimbursement program for clients to utilize in emergency-type situations. Revenue growth in the back-up care segment for the nine months ended September 30, 2020 was primarily attributable to the increased utilization for self-sourced reimbursed care as a result of the acute need for child care during the temporary closure of schools and child care centers. Revenue for self-sourced care is comprised of variable transaction fees paid by employer sponsors and is recognized on a net basis over time as services are provided.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory and other services	Total
Three months ended September 30, 2020
North America	$137,112	$89,271	$24,734	$251,117
Europe	83,024	3,779	—	86,803
	$220,136	$93,050	$24,734	$337,920
Three months ended September 30, 2019
North America	$298,770	$75,245	$20,736	$394,751
Europe	112,019	4,814	—	116,833
	$410,789	$80,059	$20,736	$511,584

	Full service center-based child care	Back-up care	Educational advisory and other services	Total
Nine months ended September 30, 2020
North America	$527,751	$292,934	$66,061	$886,746
Europe	241,082	10,187	—	251,269
	$768,833	$303,121	$66,061	$1,138,015
Nine months ended September 30, 2019
North America	$920,113	$203,155	$58,911	$1,182,179
Europe	347,576	11,647	—	359,223
	$1,267,689	$214,802	$58,911	$1,541,402
The classification “North America” is comprised of the Company’s United States, Canada, and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations. During the three months ended September 30, 2020, the Company divested its child care center business and ceased to operate its two centers in Canada.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. During the nine months ended September 30, 2020, $170.0 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2019. During the nine months ended September 30, 2019, $155.1 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2018.
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

3. LEASES
The Company has operating leases for certain of its full service and back-up child care and early education centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, and the Netherlands. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. The Company does not have any finance leases as of September 30, 2020.
Lease Expense
The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease expense (1)	$33,436	$34,166	$105,964	$95,555
Variable lease expense (1)	6,419	8,752	21,772	25,738
Total lease expense	$39,855	$42,918	$127,736	$121,293
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Operating lease expense for the three and nine months ended September 30, 2020 includes an impairment loss on operating lease right-of-use assets of $0.3 million and $5.5 million, respectively. Refer to Note 9, Fair Value Measurements, for additional information.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	6.0%	6.2%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of September 30, 2020 (in thousands):

Operating Leases
Remainder of 2020	$30,169
2021	134,729
2022	126,719
2023	118,311
2024	107,564
Thereafter	593,098
Total lease payments	1,110,590
Less imputed interest	(288,443)
Present value of lease liabilities	822,147
Less current portion of operating lease liabilities	(94,431)
Long-term operating lease liabilities	$727,716
As of September 30, 2020, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $38.7 million. The leases are expected to commence between the fourth quarter of fiscal 2020 and the fourth quarter of fiscal 2021 and have initial lease terms of approximately 10 to 15 years.

Lease Modifications
In response to the broad effects of COVID-19, the Company re-negotiated certain payment terms with lessors to mitigate the impact on the Company’s financial position and operations. As of September 30, 2020, the Company had deferred lease payments of $12.1 million. The majority of these lease payments are payable over the next year. On April 10, 2020, the FASB issued guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification, in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Such concessions would be recorded as negative lease expense in the period of relief. The Company elected this practical expedient in accounting for lease concessions provided for our center lease agreements and the impact was immaterial.
4. ACQUISITIONS
The Company’s growth strategy includes expansion through strategic and synergistic acquisitions. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with our existing operations, as well as from benefits derived from gaining the related assembled workforce.
2020 Acquisitions
During the nine months ended September 30, 2020, the Company acquired two centers and the Sittercity business, an online marketplace for families and caregivers, in the United States, in three separate business acquisitions, which were each accounted for as business combinations. These businesses were acquired for cash consideration of $8.1 million, net of cash acquired of $1.3 million, and consideration payable of $0.1 million, and include a trade name of $0.7 million that will be amortized over five years, as well as fixed assets and technology of $4.1 million. The Company recorded goodwill of $2.1 million related to the educational advisory and other services segment and $2.1 million related to the full service center-based child care segment, all of which will be deductible for tax purposes.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2020, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, and were not material to the Company’s financial results.
During the nine months ended September 30, 2020, the Company paid $1.1 million for contingent consideration related to an acquisition completed in 2018, which had been recorded as a liability at the date of acquisition.
2019 Acquisitions
During the year ended December 31, 2019, the Company acquired three centers and the tuition program management division of another company in the United States, four centers in the Netherlands, and one back-up care provider in the United Kingdom, in eight separate business acquisitions, which were each accounted for as business combinations. These businesses were acquired for cash consideration of $53.3 million, net of cash acquired of $1.2 million, and consideration payable of $0.7 million. Additionally, contingent consideration of up to $20.0 million may be payable over the next three years if certain future performance targets are met. The Company recorded a fair value estimate of the contingent consideration of $13.9 million. The Company recorded goodwill of $25.4 million related to the back-up care segment, which will not be deductible for tax purposes, $14.0 million related to the educational advisory and other services segment, which will be deductible for tax purposes, and $15.2 million related to the full service center-based child care segment, of which $3.9 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $14.6 million primarily consisting of customer relationships that will be amortized over five years, as well as fixed assets and technology of $3.1 million, and deferred tax liabilities of $1.9 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2020, the purchase price allocations for two of the 2019 acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed.
During the year ended December 31, 2019, the Company paid $4.2 million for deferred and contingent consideration, which were accrued at the date of acquisition. Of this settlement, $3.5 million was deferred consideration payable related to an acquisition completed in 2018, and $0.7 million was the final installment of contingent consideration related to an acquisition completed in 2016.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory and other services	Total
Balance at January 1, 2019	$1,155,705	$168,105	$23,801	$1,347,611
Additions from acquisitions	15,228	25,350	14,000	54,578
Adjustments to prior year acquisitions	(83)	—	—	(83)
Effect of foreign currency translation	10,380	387	—	10,767
Balance at December 31, 2019	1,181,230	193,842	37,801	1,412,873
Additions from acquisitions	2,117	—	2,074	4,191
Adjustments to prior year acquisitions	(383)	—	(125)	(508)
Effect of foreign currency translation	(6,742)	(774)	—	(7,516)
Balance at September 30, 2020	$1,176,222	$193,068	$39,750	$1,409,040
The Company also has intangible assets, which consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Customer relationships	14 years	$404,132	$(305,757)	$98,375
Trade names	6 years	11,133	(9,163)	1,970
		415,265	(314,920)	100,345
Indefinite-lived intangible assets:
Trade names	N/A	180,881	—	180,881
		$596,146	$(314,920)	$281,226

December 31, 2019	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Customer relationships	14 years	$404,667	$(283,597)	$121,070
Trade names	6 years	10,656	(8,144)	2,512
		415,323	(291,741)	123,582
Indefinite-lived intangible assets:
Trade names	N/A	181,091	—	181,091
		$596,414	$(291,741)	$304,673
The Company estimates that it will record amortization expense related to intangible assets existing as of September 30, 2020 as follows (in thousands):

Estimated amortization expense
Remainder of 2020	$7,778
2021	$28,416
2022	$26,045
2023	$25,144
2024	$11,206

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
Outstanding term loan borrowings were as follows (in thousands):

	September 30, 2020	December 31, 2019
Term loans	$1,037,375	$1,045,438
Deferred financing costs and original issue discount	(4,136)	(6,639)
Total debt	1,033,239	1,038,799
Less current maturities	(10,750)	(10,750)
Long-term debt	$1,022,489	$1,028,049
On April 24, 2020, the Company amended its existing senior credit facilities to, among other things, increase the borrowing capacity of the revolving credit facility from $225 million to $385 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants. On May 7, 2020, the Company further increased the borrowing capacity of its revolving credit facility from $385 million to $400 million. The revolving credit facility matures on July 31, 2022. There were no borrowings outstanding on the revolving credit facility at September 30, 2020 and December 31, 2019.
All borrowings under the credit agreement are subject to variable interest. Borrowings under the term loan facility bear interest at a rate per annum of 0.75% over the base rate, or 1.75% over the eurocurrency rate, which is the one, two, three, or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one-month LIBOR rate. With respect to the term loan facility, the base rate is subject to an interest rate floor of 1.75% and the eurocurrency rate is subject to an interest rate floor of 0.75%. Effective as of April 24, 2020, borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 1.25% over the base rate, or 1.50% to 2.25% over the eurocurrency rate and the unused commitment fee applicable to the revolving credit commitments ranges from 30 to 50 basis points. Prior to the April 2020 credit amendment, borrowings under the revolving credit facility bore interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the eurocurrency rate.
The effective interest rate for the term loans was 2.50% and 3.55% at September 30, 2020 and December 31, 2019, respectively, and the weighted average interest rate was 2.83% and 4.16% for the nine months ended September 30, 2020 and 2019, respectively, prior to the effects of any interest rate hedge arrangements. The weighted average interest rate for the revolving credit facility was 4.49% and 3.86% for the nine months ended September 30, 2020 and 2019, respectively.
Certain financing fees and original issue discount costs are capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. In conjunction with the April and May 2020 credit amendments, the Company incurred $2.8 million in fees that have been capitalized in other assets on the consolidated balance sheet and will be amortized over the remaining life of the revolving credit facility. Amortization expense of deferred fees was $0.7 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and was $1.7 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense of original issue discount costs was $0.1 million for both the three months ended September 30, 2020 and 2019, and was $0.3 million for both the nine months ended September 30, 2020 and 2019.
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
Future principal payments of long-term debt are as follows for the years ending December 31 (in thousands):

Term Loans
Remainder of 2020	$2,687
2021	10,750
2022	10,750
2023	1,013,188
Total future principal payments	$1,037,375
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
As of September 30, 2020 and December 31, 2019, the fair value of the derivative financial instruments was as follows (in thousands):

Derivative financial instruments	Consolidated balance sheet classification	September 30, 2020	December 31, 2019
Interest rate swaps - liability	Other long-term liabilities	$(6,203)	$(2,850)
Interest rate caps - asset	Other assets	$308	$—

The effect of the derivative financial instruments on other comprehensive income (loss) was as follows (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Three months ended September 30, 2020
Cash flow hedges	$(1,015)	Interest expense — net	$(1,468)	$453
Income tax effect	273	Income tax expense	395	(122)
Net of income taxes	$(742)		$(1,073)	$331

Three months ended September 30, 2019
Cash flow hedges	$(960)	Interest expense — net	$443	$(1,403)
Income tax effect	258	Income tax expense	(119)	377
Net of income taxes	$(702)		$324	$(1,026)

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
Nine months ended September 30, 2020
Cash flow hedges	$(7,536)	Interest expense — net	$(3,109)	$(4,427)
Income tax effect	2,027	Income tax expense	837	1,190
Net of income taxes	$(5,509)		$(2,272)	$(3,237)

Nine months ended September 30, 2019
Cash flow hedges	$(9,409)	Interest expense — net	$1,923	$(11,332)
Income tax effect	2,531	Income tax expense	(517)	3,048
Net of income taxes	$(6,878)		$1,406	$(8,284)
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
7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share using the two-class method (in thousands, except share and per share amounts):

Basic earnings (loss) per share:	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(6,654)	$41,254	$24,437	$132,623
Allocation of net income (loss) to common stockholders:
Common stock	$(6,654)	$41,055	$24,331	$131,988
Unvested participating shares	—	199	106	635
	$(6,654)	$41,254	$24,437	$132,623

Weighted average common shares outstanding:
Common stock	60,196,795	57,935,118	59,253,044	57,820,596
Unvested participating shares	249,567	280,711	258,265	277,750
Earnings (loss) per common share:
Common stock	$(0.11)	$0.71	$0.41	$2.28

Diluted earnings (loss) per share:	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Earnings (loss) allocated to common stock	$(6,654)	$41,055	$24,331	$131,988
Earnings allocated to unvested participating shares	—	199	106	635
Adjusted earnings allocated to unvested participating shares	—	(195)	(105)	(622)
Earnings (loss) allocated to common stock	$(6,654)	$41,059	$24,332	$132,001

Weighted average common shares outstanding:
Common stock	60,196,795	57,935,118	59,253,044	57,820,596
Effect of dilutive securities	—	1,197,571	748,686	1,121,016
	60,196,795	59,132,689	60,001,730	58,941,612
Earnings (loss) per common share:
Common stock	$(0.11)	$0.69	$0.41	$2.24
Options outstanding to purchase 2.8 million and 37,250 shares of common stock were excluded from diluted earnings per share for the three months ended September 30, 2020 and 2019, respectively, and 1.0 million and 0.5 million shares of common stock were excluded for the nine months ended September 30, 2020 and 2019, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.
8. INCOME TAXES
The Company’s effective income tax rates were 56.0% and 20.2% for the three months ended September 30, 2020 and 2019, respectively, and (44.2)% and 20.0% for the nine months ended September 30, 2020 and 2019, respectively. For the three and nine months ended September 30, 2020, the Company’s annual effective tax rate was highly sensitive to changes in estimates of total ordinary income (loss), and therefore a reliable estimate could not be made. Accordingly, the actual effective tax rate for the year-to-date period has been used. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income (loss) before income tax, jurisdictional mix of income (loss) before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which is included as a reduction of tax expense. During the three and nine months ended September 30, 2020, the excess tax benefit from stock-based compensation expense decreased tax expense by $2.0 million and $10.6 million, respectively. During the three and nine months ended September 30, 2019, the excess tax benefit from stock-based compensation expense decreased tax expense by $2.8 million and $10.2 million, respectively. For the three and nine months ended September 30, 2020, prior to the inclusion of the excess tax benefit and other discrete items, the effective income tax rate approximated 38%. For the three and nine months ended September 30, 2019, prior to the inclusion of the excess tax benefit and other discrete items, the effective income tax rate approximated 26%.
The Company’s unrecognized tax benefits were $3.8 million at September 30, 2020 and $4.3 million at December 31, 2019, inclusive of interest. The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.3 million.
The Company and its domestic subsidiaries are subject to audit for U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (“IRS”) and the statute of limitations for federal tax returns is three years. The Company’s filings for the tax years 2017 through 2019 are subject to audit based upon the federal statute of limitations.
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company’s filings for the tax years from 2015 to 2019 are subject to audit and, as of September 30, 2020, there was one state audit in process.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Ireland, and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to five years.

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
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. During the nine months ended September 30, 2020, the Company experienced a significant increase in cash and cash equivalents resulting from the $249.8 million net proceeds received from the capital raised. The Company mitigates its exposure by maintaining its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company's net revenue or accounts receivable. No significant credit concentration risk existed at September 30, 2020.
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 1, as defined under U.S. GAAP. As of September 30, 2020, the carrying value and estimated fair value of long-term debt was $1.04 billion and $1.0 billion, respectively. As of December 31, 2019, the carrying value and estimated fair value of long-term debt was $1.05 billion.
Derivative Financial Instruments — The Company’s interest rate swap agreements and interest rate cap agreements are recorded at fair value, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps and interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps and interest rate caps, it was not considered a significant input. The fair value of the interest rate swaps and interest rate caps are classified as Level 2, as defined under U.S. GAAP. As of September 30, 2020 and December 31, 2019, the fair value of the interest rate swap agreements was a liability of $6.2 million and $2.9 million, respectively, which were recorded in other long-term liabilities on the consolidated balance sheets. As of September 30, 2020, the fair value of the interest rate cap agreements was $0.3 million, which was recorded in other assets on the consolidated balance sheet.

Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificate of deposits. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets. As such, the Company’s debt securities are classified as Level 1, as defined under U.S. GAAP. As of September 30, 2020, the fair value of the available-for-sale debt securities was $21.0 million and was classified based on the instruments’ maturity dates, with $19.6 million included in prepaid expenses and other current assets and $1.4 million in other assets on the consolidated balance sheet. As of December 31, 2019, the fair value of the available-for-sale debt securities was $24.9 million, with $17.0 million included in prepaid expenses and other current assets and $7.9 million in other assets on the consolidated balance sheet. At September 30, 2020 and December 31, 2019, the amortized cost was $20.9 million and $24.9 million, respectively. The debt securities held at September 30, 2020 had remaining maturities ranging from less than one year to approximately 1.25 years. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in accumulated other comprehensive income (loss), and were immaterial for the three and nine months ended September 30, 2020 and 2019. The Company did not realize any gains or losses on its debt securities during the three and nine months ended September 30, 2020 and 2019.
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
The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements (in thousands):

Nine months ended September 30, 2020
Balance at January 1, 2020	$15,987
Settlement of contingent consideration liabilities	(1,088)
Changes in fair value	326
Foreign currency translation	(479)
Balance at September 30, 2020	$14,746
Nonrecurring Fair Value Estimates — During the three and nine months ended September 30, 2020, the Company recognized impairment losses of $1.7 million and $18.6 million, respectively, on fixed assets and operating lease right-of-use assets for certain centers. The impairment losses were included in cost of services on the consolidated statement of income, which have been allocated to the full service center-based child care segment. The estimated fair value of the applicable center long-lived assets was based on the fair value of the asset groups, calculated using a discounted cash flow model, with unobservable inputs. The fair value of the fixed assets was insignificant given the current and expected cash flows of these centers and the valuation of the lease right-of-use-assets considered the amount a market participant would pay for use of the asset. The Company classified the center long-lived assets as a Level 3 fair value measurement due to the lack of observable inputs used in the model.
During the nine months ended September 30, 2020, the Company recognized a $2.1 million impairment loss on an equity investment. The impairment loss was included in cost of services on the consolidated statement of income, which has been allocated to the back-up care segment. The estimated fair value of the equity investment was based on a qualitative assessment that considered the economic environment, business prospects and transaction information, among other factors considered. The Company classified the equity investment as a Level 3 fair value measurement due to the lack of observable inputs.
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.

The changes in accumulated other comprehensive income (loss) by component were as follows (in thousands):

	Nine months ended September 30, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1, 2020	$(47,835)	$(2,566)	$70	$(50,331)
Other comprehensive income (loss) before reclassifications, net of tax	(13,319)	(5,509)	27	(18,801)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	2,272	—	2,272
Net other comprehensive income (loss)	(13,319)	(3,237)	27	(16,529)
Balance at September 30, 2020	$(61,154)	$(5,803)	$97	$(66,860)

	Nine months ended September 30, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
Balance at January 1, 2019	$(67,648)	$5,293	$—	$(62,355)
Other comprehensive income (loss) before reclassifications, net of tax	(23,975)	(6,878)	77	(30,776)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(1,406)		(1,406)
Net other comprehensive income (loss)	(23,975)	(8,284)	77	(32,182)
Balance at September 30, 2019	$(91,623)	$(2,991)	$77	$(94,537)
11. SEGMENT INFORMATION
The Company’s reportable segments are comprised of full service center-based child care, back-up care, and educational advisory and other services. The full service center-based child care segment includes the traditional center-based child care and early education, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home child and adult/elder care, and self-sourced reimbursed care. The Company’s educational advisory and other services segment consists of tuition assistance and student loan repayment program administration, educational consulting services, and college admissions advisory services, as well as the Sittercity business, an online marketplace for families and caregivers, which have been aggregated as they do not meet the thresholds for separate disclosure. The Company and its chief operating decision maker evaluate performance based on revenues and income from operations. Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.
Revenue and income (loss) from operations by reportable segment were as follows (in thousands):

	Full service center-based child care	Back-up care	Educational advisory and other services	Total
Three months ended September 30, 2020
Revenue	$220,136	$93,050	$24,734	$337,920
Income (loss) from operations (1)	(60,389)	46,464	7,998	(5,927)

Three months ended September 30, 2019
Revenue	$410,789	$80,059	$20,736	$511,584
Income from operations	36,961	19,711	5,957	62,629
(1) For the three months ended September 30, 2020, loss from operations for the full service center-based child care segment included impairment costs of $1.7 million, of which $1.4 million related to fixed assets and $0.3 million related to operating lease right-of-use assets. Additionally, loss from operations in the full service center-based child care segment included $0.7 million in costs primarily associated with the closure of centers, including related severance and facilities costs. Refer to Note 1, Organization and Basis of Presentation, for additional information on impairment costs.

	Full service center-based child care	Back-up care	Educational advisory and other services	Total
Nine months ended September 30, 2020
Revenue	$768,833	$303,121	$66,061	$1,138,015
Income (loss) from operations (1)	(115,484)	143,824	17,128	45,468

Nine months ended September 30, 2019
Revenue	$1,267,689	$214,802	$58,911	$1,541,402
Income from operations	130,318	55,262	14,792	200,372
(1) For the nine months ended September 30, 2020, income (loss) from operations included impairment costs of $20.7 million, of which $13.1 million related to fixed assets and $5.5 million related to operating lease right-of-use assets in the full service center-based child care segment, and $2.1 million related to an equity investment in the back-up care segment. Additionally, loss from operations in the full service center-based child care segment included $5.1 million in costs primarily associated with the closure of centers, including related severance and facilities costs. Refer to Note 1, Organization and Basis of Presentation, for additional information on impairment costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition and liquidity, the impact of COVID-19 on our near term and long term operations, our expectations around the timing to open the centers that remain temporarily closed at September 30, 2020, permanent center closures, the continued operation of currently open centers, timing to re-enroll and re-ramp centers and certain back-up care services, enrollment recovery, our cost management and cost-saving initiatives, labor costs, impact of government mandates, continued performance and contributions from our back-up care segment, use of back-up care solutions, access to and impact of government relief and assistance programs including tax deferrals and credits, lease deferrals and timing for payment, our growth including growth in educational advisory services, our strategies, the industries in which we and our partners operate, demand for services, macroeconomic trends, the impact of accounting principles, pronouncements and policies, acquisitions and expected synergies, our fair value estimates, impairment losses, goodwill from business combinations, estimates and impact of equity transactions, unrecognized tax benefits and the impact of uncertain tax positions, our effective tax rate, the outcome of tax audits, settlements and tax liabilities, future impact of excess tax benefits, estimates and adjustments, amortization expense, the impact of foreign currency exchange rates, our credit risk, the impact of seasonality on results of operations, our share repurchase program, the outcome of litigation, legal proceedings and our insurance coverage, debt securities, our interest rate swaps and caps, interest rates and projections, interest expense, the use of derivatives or other market risk sensitive instruments, our indebtedness, borrowings under our senior credit facility and revolving credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources and uses of cash flow, our ability to fund operations, and make capital expenditures and payments with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our senior credit facility.
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
Introduction, Overview and COVID-19 Update
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

We are a leading provider of high-quality child care and early education, back-up care and workforce education services that are designed to help employers and their employees better integrate work and family life, as well as to grow their careers. Our reporting segments are comprised of full service center-based child care, back-up care, and educational advisory and other services, which includes tuition assistance and student loan repayment program administration, educational consulting services, and college admissions advisory services, as well as the Sittercity business, an online marketplace for families and caregivers, which we acquired during the three months ended September 30, 2020.
We provide services primarily under multi-year contracts with employers who offer child care, back-up care, and educational advisory and other services as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement, productivity, recruitment and retention. As of September 30, 2020, we had more than 1,200 client relationships with employers across a diverse array of industries, including more than 175 Fortune 500 companies and more than 80 of Working Mother magazine’s 2020 “100 Best Companies.” At September 30, 2020, we operated 1,026 child care and early education centers, compared to 1,083 centers at September 30, 2019, and had the capacity to serve approximately 115,000 children and their families in the United States, the United Kingdom, the Netherlands, and India.
In March 2020, we began to experience the impact of the COVID-19 pandemic on our business, which has substantially disrupted our global operations. In mid-March, as a result of required business and school closures and shelter-in-place government mandates, we began the temporary closure of a significant portion of our child care centers, while continuing to operate critical health care client and “hub” centers to provide care and support services to the children whose parents work on the front lines of the response to the pandemic. Countries and local jurisdictions have since lifted certain restrictions, and we have reopened a significant portion of our temporarily closed centers. As of September 30, 2020, approximately 900 of our child care centers were open. Our centers are operating with specific COVID-19 protocols in place in order to protect the health and safety of children, families and staff, including social distancing procedures for pick-up and drop-off, daily health checks, the use of face masks by our staff, limited group sizes, and enhanced hygiene and cleaning practices. We are focused on the re-enrollment and ramping of these centers, while also continuing to phase the remaining center re-openings through the remainder of 2020, and into 2021, as conditions permit. The status of our operations is as follows:
•North America: As of September 30, 2020, we had approximately 540 open centers in the United States, and approximately 120 centers remained temporarily closed. During the three months ended September 30, 2020, we re-opened approximately 325 centers and opened three new centers, as well as permanently closed approximately 50 locations where demand and economics had shifted, including the divestiture of our two centers in Canada. We are working with client partners and continuing to assess demand in order to determine the timing and cadence of re-opening our remaining temporarily closed centers.
•United Kingdom: As of September 30, 2020, we had approximately 300 open centers in the United Kingdom, and four centers remained closed. During the three months ended September 30, 2020, we re-opened approximately 165 centers, opened one new center, and permanently closed six locations where demand and economics had shifted.
•Netherlands: We opened one new center during the quarter and were operating a total of 62 centers in the Netherlands as of September 30, 2020. Centers have remained operational throughout the pandemic under the Dutch government mandate that required nurseries to remain open to serve the children of parents who work in vital professions, such as health care or emergency services, and have been open to all families since May 2020.
•Back-up Care and Educational Advisory: Our other primary service offerings, back-up care and educational advisory services, have remained fully operational and available for our clients and their employees. In response to the acute need for child care support during this pandemic, we expanded back-up care services to support the needs of families affected by other child care and/or school closures, primarily through in-home and self-sourced reimbursed care, and also through enhanced school age program supports.
This is a fluid environment. The broad effects of COVID-19, its duration and scope of the ongoing disruption cannot be predicted and is affected by many interdependent variables and decisions by government authorities and our client partners, as well as economic trends, and developments in the persistence and treatment of COVID-19. We cannot anticipate how long it will take for re-opened centers to reach typical enrollment levels and there is no assurance that centers currently open will continue to operate. Additionally, as we continue to analyze the current environment, we may decide to not re-open certain centers in locations where demand and economic trends have shifted. While we have experienced increased demand for certain back-up care service offerings during the pandemic, such as in-home care and self-sourced reimbursed care, and more limited disruption to providing educational advisory services, these conditions and trends may not continue in subsequent periods. As businesses and families continue to adapt to changing conditions, we have seen our back-up care services shift towards the more traditional in-center and in-home service delivery as use gradually re-ramps to pre-COVID-19 levels, while the temporary use of self-sourced reimbursed care decreased significantly during the third quarter. Given these factors, we expect the effects of COVID-19 to our business to continue to adversely impact our results of operations for the remainder of 2020 and into 2021.

In response to these developments, we have implemented measures throughout the pandemic in an effort to manage costs and improve liquidity and access to financial resources while the majority of our centers were temporarily closed, and to thereby mitigate the impact on our financial position and operations. These measures included, but are not limited to, the following:
•furloughing a significant portion of our employees in proportion to the number of center closures, including center personnel for temporarily closed centers and related support functions in our corporate offices;
•reducing discretionary spending and overhead costs, while prioritizing investments that support current operations and deferring to future periods nonessential investments;
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
We will continue to work with our local teams on the operational decisions and prudent management of our spending to support current operations, while we continue to re-ramp enrollment and re-open the remainder of our business. These challenging times highlight our crisis management abilities, our critical role in the business continuity plans of our client partners, our leadership in developing and implementing enhanced health and safety protocols, and the value that our unique service offering provides to the families and clients we serve. We remain confident in our business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to respond to changing market conditions. Refer to Note 1, Organization and Basis of Presentation, in our condensed consolidated financial statements for additional information on the impact of COVID-19 to our business.
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,
	2020	%	2019	%
Revenue	$337,920	100.0%	$511,584	100.0%
Cost of services	282,749	83.7%	386,364	75.5%
Gross profit	55,171	16.3%	125,220	24.5%
Selling, general and administrative expenses	53,301	15.8%	53,964	10.5%
Amortization of intangible assets	7,797	2.3%	8,627	1.8%
Income (loss) from operations	(5,927)	(1.8)%	62,629	12.2%
Interest expense — net	(9,186)	(2.7)%	(10,955)	(2.1)%
Income (loss) before income tax	(15,113)	(4.5)%	51,674	10.1%
Income tax benefit (expense)	8,459	2.5%	(10,420)	(2.0)%
Net income (loss)	$(6,654)	(2.0)%	$41,254	8.1%

Adjusted EBITDA (1)	$30,113	8.9%	$94,759	18.5%
Adjusted income (loss) from operations (1)	$(2,880)	(0.9)%	$62,822	12.3%
Adjusted net income (1)	$1,259	0.4%	$50,848	9.9%

The following table sets forth statement of income data as a percentage of revenue for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Nine Months Ended September 30,
	2020	%	2019	%
Revenue	$1,138,015	100.0%	$1,541,402	100.0%
Cost of services	908,749	79.9%	1,149,614	74.6%
Gross profit	229,266	20.1%	391,788	25.4%
Selling, general and administrative expenses	159,917	14.1%	166,330	10.8%
Amortization of intangible assets	23,881	2.0%	25,086	1.6%
Income from operations	45,468	4.0%	200,372	13.0%
Interest expense — net	(28,521)	(2.5)%	(34,626)	(2.2)%
Income before income tax	16,947	1.5%	165,746	10.8%
Income tax benefit (expense)	7,490	0.6%	(33,123)	(2.2)%
Net income	$24,437	2.1%	$132,623	8.6%

Adjusted EBITDA (1)	$171,596	15.1%	$294,482	19.1%
Adjusted income from operations (1)	$73,285	6.4%	$200,998	13.0%
Adjusted net income (1)	$71,350	6.3%	$157,118	10.2%
(1) Adjusted EBITDA, adjusted income (loss) from operations and adjusted net income are non-GAAP financial measures and are not determined in accordance with accounting principles generally accepted in the United States (“GAAP”). Refer to “Non-GAAP Financial Measures and Reconciliation” below for a reconciliation of these non-GAAP financial measures to their respective measures determined under GAAP and for information regarding our use of non-GAAP measures.
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Revenue. Revenue decreased $173.7 million, or 34%, to $337.9 million for the three months ended September 30, 2020 from $511.6 million for the same period in 2019. The decrease was attributable to a decrease in tuition revenue in our full service child care centers due to the continued temporary closure of some of our centers in response to the COVID-19 pandemic, and reduced enrollment in the centers that have since re-opened. This decrease was partially offset by contributions from expanded sales and utilization of our back-up care and educational advisory services. Revenue generated by the full service center-based child care segment in the three months ended September 30, 2020 decreased by $190.7 million, or 46%, when compared to the same period in 2019. Approximately 900 child care centers were open as of September 30, 2020, compared to 1,083 centers as of September 30, 2019. In the third quarter of 2020, we opened five new centers and made the determination to permanently close 55 center locations, where demand and economic trends have shifted. While the large majority of our centers are now serving families, we remain in the re-ramp phase and enrollment remains well below pre-COVID-19 levels. We expect that it will take the remainder of 2020 and throughout 2021 to see enrollment recover to pre-COVID-19 levels and, as a result, we expect lower revenue in the full service center-based child care segment in the fourth quarter in relation to the same period in 2019.
Revenue generated by the back-up care segment in the three months ended September 30, 2020 increased by $13.0 million, or 16%, when compared to the same period in 2019. Revenue growth in the back-up care segment was primarily attributable to expanded sales and increased utilization from new and existing clients, including from the temporary use of self-sourced reimbursed care, which continued for a portion of the third quarter of 2020. The temporary use of self-sourced reimbursed care decreased significantly in relation to the prior quarter as demand for back-up care started to shift toward more traditional in-center and in-home service delivery as more centers resumed operations, and as businesses and schools re-opened. We expect the demand for back-up care will continue to shift toward traditional in-center and in-home service delivery through the remainder of 2020. We expect lower revenue in the back-up care segment in the fourth quarter compared to the same quarter in 2019 as traditional in-center and in-home use remain below pre-COVID-19 levels.
Revenue generated by the educational advisory and other services segment in the three months ended September 30, 2020 increased by $4.0 million, or 19%, when compared to the same period in the prior year. Revenue growth in this segment is primarily attributable to expanded sales, increased utilization and contributions from acquisitions completed in the fourth quarter of 2019 and in the third quarter of 2020.

Cost of Services. Cost of services decreased $103.6 million, or 27%, to $282.7 million for the three months ended September 30, 2020 from $386.4 million for the same period in 2019. Cost of services in the full service center-based child care segment decreased $85.5 million, or 26%, to $243.8 million in the three months ended September 30, 2020 when compared to the same period in 2019. The decrease in cost of services is primarily associated with reduced enrollment associated with temporary center closures and related proportional reductions in personnel costs as a result of employees that were furloughed and contributions from government assistance programs that reduced certain payroll costs, as well as program supplies and materials that decreased in proportion to enrollment levels. These reductions in costs were partially offset by impairment costs of $1.7 million for long-lived assets incurred in connection with the impact of COVID-19 on operations, costs associated with the permanent closure of certain centers of $0.7 million, including related severance and facilities costs, and incremental occupancy costs associated with centers that have been added since September 30, 2019. Cost of services in the back-up care segment decreased $18.8 million, or 39%, to $29.2 million in the three months ended September 30, 2020, primarily due to reductions in personnel costs and care provider fees associated with the services provided as traditional care utilization levels were lower than the prior year, and revenues related to self-sourced reimbursed care, offset by marketing and technology spending to support our customer user experience and service delivery. Cost of services in the educational advisory and other services segment increased $0.7 million, or 7%, to $9.8 million in the three months ended September 30, 2020 due to personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit decreased $70.0 million, or 56%, to $55.2 million for the three months ended September 30, 2020 from $125.2 million for the same period in 2019. Gross profit margin as a percentage of revenue was 16% for the three months ended September 30, 2020, and decreased approximately 8% from the three months ended September 30, 2019. The decrease is primarily due to reduced margins in the full service center-based child care segment from the temporary closure of centers, reduced enrollment in the centers that have re-opened, and related impairment charges on long-lived assets, partially offset by increases in gross profit from expanded back-up care, and educational advisory and other services.
Selling, General and Administrative Expenses (“SGA”). SGA of $53.3 million for the three months ended September 30, 2020 was relatively consistent with the same period in 2019, in order to support the business as it re-ramps, including bringing back certain furloughed support personnel. SGA was 16% of revenue for the three months ended September 30, 2020, compared to 11% for the same period in 2019 due to the lower revenue base.
Amortization of Intangible Assets. Amortization expense on intangible assets was $7.8 million for the three months ended September 30, 2020, a decrease from $8.6 million for the three months ended September 30, 2019, due to decreases from certain intangible assets becoming fully amortized during the period, partially offset by increases from the acquisitions completed in 2019 and 2020.
Income (Loss) from Operations. Loss from operations was $5.9 million, or (2)% of revenue, for the three months ended September 30, 2020, compared to income from operations of $62.6 million, or 12% of revenue, for the three months ended September 30, 2019. The decrease in income from operations was due to the following:
•Income from operations for the full service center-based child care segment decreased $97.4 million, or 263%, in the three months ended September 30, 2020 when compared to the same period in 2019 due to reduced margins from temporary center closures, reduced enrollment in the centers that have re-opened and related impairment charges on long-lived assets of $1.7 million, as well as costs associated with the permanent closure of certain centers of $0.7 million. These reductions were partially offset by decreases in overhead costs as a result of cost reduction efforts, including from the furlough of support personnel in connection with center closures.
•Income from operations for the back-up care segment increased $26.8 million, or 136%, in the three months ended September 30, 2020 when compared to the same period in 2019 due to expanded sales and utilization of our back-up care services as clients and families pursued additional supports as a result of business and school closures, and reduced provider fees associated with use of traditional care options in relation to the prior year, partially offset by investments in technology to support our customer user experience and service delivery.
•Income from operations for the educational advisory and other services segment increased $2.0 million, or 34%, in the three months ended September 30, 2020 when compared with the same period in 2019 due to contributions from the expanding revenue base.
Net Interest Expense. Net interest expense decreased to $9.2 million for the three months ended September 30, 2020 from $11.0 million for the same period in 2019, due to decreased borrowings on our revolving credit facility as well as decreases in the interest rates applicable to our debt. Including the effects of the interest rate swap arrangements, the weighted average interest rates for the term loans and revolving credit facility were 3.1% and 3.8% for the three months ended September 30, 2020 and 2019, respectively. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 3.0% for the remainder of 2020.

Income Tax Expense (Benefit). We recorded an income tax benefit of $8.5 million during the three months ended September 30, 2020, at an effective income tax rate of 56%, compared to income tax expense of $10.4 million during the three months ended September 30, 2019, at an effective income tax rate of 20%. For the three months ended September 30, 2020, our annual effective tax rate was highly sensitive to change in estimates of total ordinary income (loss) and therefore a reliable estimate could not be made. Accordingly, the actual effective tax rate for the year-to-date period has been used. The difference between the effective income tax rates as compared to the statutory income tax rates is primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the three months ended September 30, 2020 and 2019, the excess tax benefits reduced income tax expense by $2.0 million and $2.8 million, respectively. The effective income tax rate would have approximated 38% and 26% for the three months ended September 30, 2020 and 2019, respectively, prior to the inclusion of the excess tax benefits from stock-based compensation and other discrete items.
Adjusted EBITDA and Adjusted Income (Loss) from Operations. Adjusted EBITDA and adjusted income from operations decreased $64.6 million, or 68%, and $65.7 million, or 105%, respectively, for the three months ended September 30, 2020 over the comparable period in 2019 primarily as a result of the decrease in gross profit in the full service center-based child care segment, partially offset by growth in the back-up care and educational advisory and other services segments.
Adjusted Net Income. Adjusted net income decreased $49.6 million, or 98%, for the three months ended September 30, 2020 when compared to the same period in 2019, primarily due to the decrease in income from operations, partially offset by a lower effective tax rate.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Revenue. Revenue decreased $403.4 million, or 26%, to $1.1 billion for the nine months ended September 30, 2020 from $1.5 billion for the same period in 2019. The decrease was attributable to a decrease in tuition revenue in our full service child care centers due to the temporary closure of our centers in response to the COVID-19 pandemic, and reduced enrollment in the centers that have re-opened. The decrease was partially offset by contributions from expanded sales and utilization of our back-up care and educational advisory services, as well as contributions from new and ramping full service child care and early education centers and typical annual tuition and price increases in the range of 3% to 4%. Revenue generated by the full service center-based child care segment in the nine months ended September 30, 2020 decreased by $498.9 million, or 39%, when compared to the same period in 2019, due to the temporary closure of centers and reduced enrollment in centers that have re-opened. As noted above, while the large majority of our centers are now serving families, we remain in the re-ramp phase and enrollment remains well below pre-COVID-19 levels. We expect that it will take the remainder of 2020 and throughout 2021 to see enrollment recover to pre-COVID-19 levels and, as a result, we expect lower revenue in the full service center-based child care segment in the fourth quarter in relation to the same period in 2019.
Revenue generated by back-up care services in the nine months ended September 30, 2020 increased by $88.3 million, or 41%, when compared to the same period in 2019. Revenue growth in the back-up care segment was primarily attributable to expanded sales and increased utilization from new and existing clients due to unprecedented demand for our back-up care services (in particular, for the temporary use of self-sourced reimbursed care during the second quarter and for a portion of the third quarter) as clients and families pursued additional innovative coverage and supports as a result of continued business and school closures. Although self-sourced reimbursed care offered an important alternative to clients and families during the early stages of the pandemic and through the early part of the third quarter of 2020, demand for back-up care started to shift toward more traditional in-center and in-home service delivery in the third quarter as more centers resumed operations, and as businesses and schools re-opened. We expect the trend to continue through the remainder of 2020. As noted above, we expect lower revenue in the back-up care segment in the fourth quarter compared to the same quarter in 2019 as traditional in-center and in-home use remain below pre-COVID-19 levels.
Revenue generated by educational advisory and other services segment in the nine months ended September 30, 2020 increased by $7.2 million, or 12%, when compared to the same period in the prior year. Revenue growth in the segment is primarily attributable to expanded sales, increased utilization and contributions from acquisitions completed in the fourth quarter of 2019 and in third quarter of 2020.

Cost of Services. Cost of services decreased $240.9 million, or 21%, to $0.9 billion for the nine months ended September 30, 2020 from $1.1 billion for the same period in 2019. Cost of services in the full service center-based child care segment decreased $230.7 million, or 23%, to $765.3 million in the nine months ended September 30, 2020 when compared to the same period in 2019. The decrease in cost of services is primarily due to reduced enrollment associated with temporary center closures and related proportional reductions in personnel costs and contributions from government assistance programs that reduced certain payroll costs, as well as program supplies and materials that also decreased in proportion to enrollment levels. These reductions in costs were partially offset by impairment costs of $18.6 million for long-lived assets incurred in connection with the impact of COVID-19 on operations, costs associated with the permanent closure of certain centers of $5.1 million, including related severance and facilities costs, and incremental occupancy costs associated with new centers added since September 30, 2019. Cost of services in the back-up care segment decreased $13.6 million, or 11%, to $112.5 million in the nine months ended September 30, 2020, primarily due to reductions in personnel costs and care provider fees as traditional utilization levels were lower than the prior year and revenues related to self-sourced reimbursed care, offset by marketing and technology spending to support our customer user experience and service delivery, and impairment costs incurred due to the impact of COVID-19 of $2.1 million related to an equity investment. Cost of services in the educational advisory and other services segment increased by $3.5 million, or 13%, to $31.0 million in the nine months ended September 30, 2020 due to personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit decreased $162.5 million, or 41%, to $229.3 million for the nine months ended September 30, 2020 from $391.8 million for the same period in 2019. Gross profit margin as a percentage of revenue was 20% for the nine months ended September 30, 2020, compared to 25% for the nine months ended September 30, 2019. The decrease is primarily due to reduced margins in the full service center-based child care segment from the temporary closure of centers, reduced enrollment in the centers that have re-opened and related impairment charges on long-lived assets, partially offset by increases in gross profit from expanded back-up care, and educational advisory and other services.
Selling, General and Administrative Expenses. SGA decreased $6.4 million, or 4%, to $159.9 million for the nine months ended September 30, 2020 compared to $166.3 million for the same period in 2019 primarily as a result of cost reduction efforts during the pandemic, including from the furlough of support personnel in connection with temporary center closures, and decreases in discretionary costs such as travel. SGA was 14% of revenue for the nine months ended September 30, 2020, compared to 11% for the same period in 2019 due to the lower revenue base.
Amortization of Intangible Assets. Amortization expense on intangible assets was $23.9 million for the nine months ended September 30, 2020, a decrease from $25.1 million for the nine months ended September 30, 2019 due to decreases from certain intangible assets becoming fully amortized during the period, partially offset by increases from the acquisitions completed in 2019 and 2020.
Income from Operations. Income from operations decreased by $154.9 million, or 77%, to $45.5 million for the nine months ended September 30, 2020 when compared to the same period in 2019. Income from operations was 4% of revenue for the nine months ended September 30, 2020, a decrease of approximately 9% compared to the nine months ended September 30, 2019. The decrease in income from operations was due to the following:
•Income from operations for the full service center-based child care segment decreased $245.8 million, or 189%, in the nine months ended September 30, 2020 when compared to the same period in 2019 due to reduced margins from temporary center closures, reduced enrollment in the centers that have re-opened and related impairment charges on long lived assets of $18.6 million, as well as costs associated with the permanent closure of certain centers of $5.1 million. These reductions were partially offset by decreases in overhead costs as a result of cost reduction efforts, including from the furlough of support personnel in connection with center closures.
•Income from operations for the back-up care segment increased $88.6 million, or 160%, in the nine months ended September 30, 2020 when compared to the same period in 2019 due to the expanding revenue base from increased sales and utilization of our back-up care services (in particular, for self-sourced reimbursed care during the second quarter and a portion of the third quarter) as clients and families pursued additional supports as a result of business and school closures, and reduced provider fees associated with use of traditional care options in relation to the prior year, partially offset by investments in technology to support our customer user experience and service delivery.
•Income from operations for the educational advisory and other services segment increased $2.3 million, or 16%, for the nine months ended September 30, 2020 when compared to the same period in 2019 due to contributions from the expanding revenue base.

Net Interest Expense. Net interest expense decreased to $28.5 million for the nine months ended September 30, 2020 from $34.6 million for the same period in 2019, due to decreased borrowings under our revolving credit facility as well as decreases in the interest rates applicable to our debt. Including the effects of the interest rate swap arrangements, the weighted average interest rates for the term loans and revolving credit facility were 3.2% and 3.9% for the nine months ended September 30, 2020 and 2019, respectively.
Income Tax Expense (Benefit). We recorded an income tax benefit of $7.5 million for the nine months ended September 30, 2020 at an effective income tax rate of (44)%, compared to income tax expense of $33.1 million during the nine months ended September 30, 2019, at an effective income tax rate of 20%. For the nine months ended September 30, 2020, our annual effective tax rate was highly sensitive to change in estimates of total ordinary income (loss) and therefore a reliable estimate could not be made. Accordingly, the actual effective tax rate for the year-to-date period has been used. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the nine months ended September 30, 2020 and 2019 the excess tax benefit decreased income tax expense by $10.6 million and $10.2 million, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. The effective income tax rate would have approximated 38% and 26% for the nine months ended September 30, 2020 and 2019, respectively, prior to the inclusion of the excess tax benefit from stock-based compensation and other discrete items.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations decreased $122.9 million, or 42%, and $127.7 million, or 64%, respectively, for the nine months ended September 30, 2020 over the comparable period in 2019 primarily as a result of the decrease in gross profit in the full-service center-based child care segment, partially offset by growth in the back-up care and educational advisory and other services.
Adjusted Net Income. Adjusted net income decreased $85.8 million, or 55%, for the nine months ended September 30, 2020 when compared to the same period in 2019, primarily due to the decrease in income from operations, partially offset by a lower effective tax rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(6,654)	$41,254	$24,437	$132,623
Interest expense — net	9,186	10,955	28,521	34,626
Income tax expense (benefit)	(8,459)	10,420	(7,490)	33,123
Depreciation	19,496	18,453	59,292	55,341
Amortization of intangible assets (a)	7,797	8,627	23,881	25,086
EBITDA	21,366	89,709	128,641	280,799
Additional Adjustments:
COVID-19 related costs (b)	2,362	—	25,768	—
Stock-based compensation expense (c)	5,700	4,721	15,138	12,339
Other costs (d)	685	193	2,049	626
Non-cash operating lease expense (e)	—	136	—	718
Total adjustments	8,747	5,050	42,955	13,683
Adjusted EBITDA	$30,113	$94,759	$171,596	$294,482

Income (loss) from operations	$(5,927)	$62,629	$45,468	$200,372
COVID-19 related costs (b)	2,362	—	25,768	—
Other costs (d)	685	193	2,049	626
Adjusted income (loss) from operations	$(2,880)	$62,822	$73,285	$200,998

Net income (loss)	$(6,654)	$41,254	$24,437	$132,623
Income tax expense (benefit)	(8,459)	10,420	(7,490)	33,123
Income (loss) before income tax	(15,113)	51,674	16,947	165,746
Amortization of intangible assets (a)	7,797	8,627	23,881	25,086
COVID-19 related costs (b)	2,362	—	25,768	—
Stock-based compensation expense (c)	5,700	4,721	15,138	12,339
Other costs (d)	685	193	2,049	626
Adjusted income before income tax	1,431	65,215	83,783	203,797
Adjusted income tax expense (f)	(172)	(14,367)	(12,433)	(46,679)
Adjusted net income	$1,259	$50,848	$71,350	$157,118

Weighted average common shares outstanding — diluted	60,196,795	59,132,689	60,001,730	58,941,612
Diluted adjusted earnings per common share	$0.02	$0.86	$1.19	$2.67
(a)Represents amortization of intangible assets, including $5.0 million and $4.8 million for the three months ended September 30, 2020 and 2019, respectively, and $15.0 million and $14.2 million for the nine months ended September 30, 2020 and 2019, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.

(b)COVID-19 related costs represent impairment costs for long-lived assets and investments, and other costs incurred as a result of the impact of COVID-19 on our operations and related management actions. For the three months ended September 30, 2020, impairment costs totaled $1.7 million in the full service center-based child care segment, and for the nine months ended September 30, 2020, impairment costs totaled $20.7 million, of which $18.6 million related to the full service center-based child care segment, and $2.1 million related to the back-up care segment. Other COVID-19 related costs totaled $0.7 million and $5.1 million for the three and nine months ended September 30, 2020, respectively, and were primarily associated with the closure of centers, including severance and facilities costs.
(c)Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(d)Other costs in the three and nine months ended September 30, 2020 relate to occupancy costs incurred for our new corporate headquarters during the construction period, which represent duplicative costs in 2020 while we also continue to carry the costs for our existing corporate headquarters. Other costs in the three and nine months ended September 30, 2019 relate to transaction costs incurred in connection with completed acquisitions.
(e)Represents the excess of lease expense over cash lease expense (for periods prior to 2020).
(f)Represents income tax expense calculated on adjusted income (loss) before income tax at an effective tax rate of approximately 12% and 15% for the three and nine months ended September 30, 2020, respectively, and 23% for 2019. The effective tax rate represents a tax rate of approximately 29% for 2020 and 26% for 2019 applied to the expected adjusted income (loss) before income tax, less the estimated effect of excess tax benefits related to equity transactions. However, the jurisdictional mix of the expected adjusted income (loss) before income tax for the full year, and the timing and volume of the tax benefits associated with such future equity activity will affect these estimates and the estimated effective tax rate for the year.
Adjusted EBITDA, adjusted income (loss) from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income (loss) from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of lease expense over cash lease expense (prior to fiscal 2020), stock-based compensation expense, impairment costs including the costs incurred due to the impact of COVID-19, and transaction costs and other nonrecurring costs, such as duplicative corporate office costs and other COVID-19 related costs, including center closing costs. In addition, adjusted income (loss) from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income (loss) from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income (loss) before taxes, net income (loss), diluted earnings (loss) per common share, net cash provided by (used in) operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should not be evaluated in isolation or supplant comparable GAAP measures, but rather, should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We understand that although adjusted EBITDA, adjusted income (loss) from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•adjusted EBITDA, adjusted income (loss) from operations and adjusted net income do not fully reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
•adjusted EBITDA, adjusted income (loss) from operations and adjusted net income do not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; and adjusted EBITDA, adjusted income (loss) from operations and adjusted net income do not reflect any cash requirements for such replacements.

Because of these limitations, adjusted EBITDA, adjusted income (loss) from operations and adjusted net income should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.
Liquidity and Capital Resources
The COVID-19 pandemic has substantially disrupted our global operations and we are in a fluid environment. The broad effects of COVID-19, its duration and full impact to our operations are difficult to predict, due in large part to the interdependence of our operations with the operating decisions and requirements of our client partners and government authorities, as well as economic trends, and developments in the persistence and treatment of COVID-19. We have taken a number of actions described below to increase our liquidity and strengthen our financial position as we navigate these uncertain times.
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up care, educational advisory and other services, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations and borrowings available under our revolving credit facility. Our revolving credit facility is part of our senior secured credit facilities, which consist of a secured term loan facility and a $400 million revolving credit facility. There were no borrowings outstanding on our revolving credit facility at September 30, 2020 and December 31, 2019. In April and May 2020, we amended our existing senior credit facilities to, among other changes, increase the borrowing capacity of our revolving credit facility by $175 million, to a total of $400 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants. Refer to Note 6, Credit Arrangements and Debt Obligations, in our condensed consolidated financial statements for additional information on the amendments to our credit agreement.
We had $365.3 million in cash ($376.2 million including restricted cash) at September 30, 2020, of which $30.9 million was held in foreign jurisdictions, compared to $27.9 million in cash ($31.2 million including restricted cash) at December 31, 2019, of which $14.2 million was held in foreign jurisdictions. Operations outside of North America accounted for 22% and 23% of our consolidated revenue in the nine months ended September 30, 2020 and 2019, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the nine months ended September 30, 2020 and 2019, and we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2020.
On April 21, 2020, we completed the issuance and sale of 2,138,580 shares of unregistered common stock to Durable Capital Master Fund LP at a price of $116.90 per share. We raised net proceeds from the offering of $249.8 million, which further strengthened our liquidity and financial position and increased our cash and cash equivalents.
We had working capital of $110.7 million and a working capital deficit of $254.4 million at September 30, 2020 and December 31, 2019, respectively. Our working capital improvement is related to the capital raised from the issuance and sale of stock in April 2020. We typically have a working capital deficit that has primarily arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that our cash flows from operating activities will continue to be adversely impacted at least during the temporary closure of our centers and while our re-opened centers ramp enrollment; this will be supplemented with our existing cash, as well as borrowings available under our revolving credit facility to fund operations. As we focus on the re-enrollment and ramping of re-opened centers, as well as re-opening our remaining temporarily closed centers in the coming months, we will continue to manage our discretionary operating and capital spending and prioritize investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt.
We have participated in certain government assistance programs, including certain tax deferrals and tax credits allowed pursuant to the CARES Act in the United States, as well as certain tax deferrals, tax credits, and employee wage support in the United Kingdom, and may continue to do so in the future. During the three and nine months ended September 30, 2020, $20.3 million and $61.5 million was recorded as a reduction to cost of services, respectively, in relation to these benefits. As of September 30, 2020, $16.0 million was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government assistance programs. Additionally, approximately $3.0 million and $12.4 million was recorded in accounts payable and accrued expenses and other long-term liabilities, respectively, related to payroll tax deferrals. There is no assurance that these government assistance programs will continue in the future at current levels, or at all.
In response to the broad effects of COVID-19, we have re-negotiated certain payment terms with lessors to mitigate the impact on our financial position and operations. As of September 30, 2020, we had $12.1 million in lease payment deferrals that are payable over the next year.

The board of directors authorized a share repurchase program of up to $300 million of our outstanding common stock, effective June 12, 2018. During the nine months ended September 30, 2020 and prior to the impact of the pandemic on our operations, we repurchased 231,313 shares for $32.2 million, and at September 30, 2020, $194.9 million remained available under the repurchase program. All repurchased shares have been retired. At this time, we have temporarily suspended share repurchases as we prioritize investments to the most critical operating areas.
We believe that funds provided by operations, our existing cash balances, and borrowings available under our revolving credit facility will be adequate to fund all obligations and liquidity requirements for at least the next twelve months. However, prolonged disruptions to our operations, including as a result of required school, child care and business closures and shelter-in-place government mandates in response to the COVID-19 pandemic, may require financing beyond our existing cash and borrowing capacity, and it may be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, if at all.

Cash Flows	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$169,853	$272,430
Net cash used in investing activities	$(48,457)	$(126,864)
Net cash provided by (used in) financing activities	$223,372	$(127,169)
Cash, cash equivalents and restricted cash — beginning of period	$31,192	$38,478
Cash, cash equivalents and restricted cash — end of period	$376,246	$56,909
Cash Provided by Operating Activities
Cash provided by operating activities was $169.9 million for the nine months ended September 30, 2020, compared to $272.4 million for the same period in 2019. The decrease in cash provided by operating activities primarily resulted from the $108.2 million decrease in net income from the prior year, and from changes in working capital arising from the timing of billings and payments when compared to the prior year, including increases in accounts receivable associated with the increased volume in the back-up care segment, and an increase in other current assets for amounts due from government support programs which were not present in the prior year. The decrease in cash provided by operating activities was partially offset by client deposits, the effects of payroll tax and rent payment deferrals, and tenant improvement allowances during the period.
Cash Used in Investing Activities
Cash used in investing activities was $48.5 million for the nine months ended September 30, 2020, compared to $126.9 million for the same period in 2019, and was related to fixed asset additions, acquisitions, and other investments. The decrease in cash used in investing activities was primarily related to a lower volume of fixed asset additions and acquisitions in 2020 as we prioritized investments to the most critical operating areas in response to the COVID-19 pandemic, and an investment of $19.8 million in debt securities in 2019, which were purchased by our wholly-owned captive insurance company using restricted cash. During the nine months ended September 30, 2020, we invested $44.5 million, net of proceeds from the sale of fixed assets, in fixed asset purchases for new child care centers, and maintenance and refurbishments in our existing centers, compared to a net investment of $70.2 million during the same period in the prior year. We used $8.1 million to acquire three businesses in the nine months ended September 30, 2020, compared to $30.7 million used to acquire six businesses in the nine months ended September 30, 2019.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $223.4 million for the nine months ended September 30, 2020 compared to cash used of $127.2 million for the same period in 2019. Cash provided by financing activities for the nine months ended September 30, 2020 was primarily related to proceeds raised from the issuance and sale of common stock in a private transaction of $249.8 million and proceeds from the exercise of stock options and the issuance and sale of restricted stock of $27.1 million, partially offset by cash used for share repurchases of $32.7 million, taxes paid related to the net share settlement of stock awards totaling $8.9 million and payments of debt principal of $8.1 million. Cash used in financing activities for the nine months ended September 30, 2019 consisted primarily of repayments of $117.9 million, net of borrowings, on the revolving credit facility, share repurchases of $12.0 million, taxes paid related to the net share settlement of stock awards totaling $6.5 million, and payments of debt principal of $8.1 million. These uses of cash were partially offset by proceeds from the exercise of stock options and the issuance and sale of restricted stock of $21.5 million.

Debt
Our senior secured credit facilities consist of a secured term loan facility and a multi-currency revolving credit facility. The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows (in thousands):

	September 30, 2020	December 31, 2019
Term loans	$1,037,375	$1,045,438
Deferred financing costs and original issue discount	(4,136)	(6,639)
Total debt	1,033,239	1,038,799
Less current maturities	(10,750)	(10,750)
Long-term debt	$1,022,489	$1,028,049
In April and May 2020, we amended our existing senior credit facilities to, among other things, increase the borrowing capacity of our revolving credit facility from $225 million to $400 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants. The revolving credit facility matures on July 31, 2022. There were no borrowings outstanding on the revolving credit facility at September 30, 2020 and December 31, 2019, with the full line available for borrowings.
Borrowings under the credit agreement are subject to variable interest. We mitigate our interest rate exposure with variable-to-fixed interest rate swap agreements with an underlying fixed notional value of $500 million. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The weighted average interest rate for the term loans was 3.22% and 3.92% for the nine months ended September 30, 2020 and 2019, respectively, including the impact of the interest rate swap agreements.
In June 2020, we entered into interest rate cap agreements with a total notional value of $800 million. These interest rate cap agreements, designated and accounted for as cash flow hedges from inception, provide us with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have a forward starting effective date of October 29, 2021, which coincides with the maturity of our existing interest rate swap agreements, and expire on October 31, 2023. As of September 30, 2020, the fair value of the interest rate cap agreements was $0.3 million.
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
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp., the Company’s direct subsidiary, to be a passive holding company, subject to certain exceptions. Effective as of April 24, 2020, the revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien gross leverage ratio for four fiscal quarters, followed by a maximum first lien net leverage ratio in the quarters thereafter. A breach of this covenant is subject to certain equity cure rights. Prior to the April 2020 credit amendment, the Company was required to comply with a maximum first lien net leverage ratio. We were in compliance with our financial covenant at September 30, 2020.
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. Refer to Note 6, Credit Arrangements and Debt Obligations, in our condensed consolidated financial statements for additional information on our debt and credit arrangements, and covenant requirements.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet arrangements.

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
In addition, during the nine months ended September 30, 2020, we entered into interest rate cap agreements with a total notional value of $800 million. These interest rate cap agreements provide us with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have a forward starting effective date of October 29, 2021, which coincides with the maturity of the interest rate swap agreements, and expire on October 31, 2023. We may enter into additional derivatives or other market risk sensitive instruments in the future for the purpose of hedging or for trading purposes. Refer to Note 6, Credit Arrangements and Debt Obligations, in our condensed consolidated financial statements for additional information on interest rate cap agreements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing its impact on the design, implementation and operating effectiveness of our internal control over financial reporting.

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
The COVID-19 pandemic has substantially disrupted our global operations. We expect to continue to be impacted as the situation remains dynamic and subject to rapid and potentially material changes. As of September 30, 2020, we operated 1,026 child care and early education centers with the capacity to serve approximately 115,000 children and their families, of which approximately 900 child care centers with the capacity to serve approximately 100,000 children were open after temporary center closures in response to the COVID-19 pandemic. While we are focused on the re-enrollment and ramping of our centers and continuing the phased re-opening of our centers that remain temporarily closed, the continued or additional disruptions to our business and potential adverse impacts to our financial condition and results of operations resulting from the COVID-19 pandemic include, but are not limited to:
•significant changes in the conditions of the markets we operate in, including required school and business closures, shelter-in-place mandates or new lockdown orders, limiting our ability to provide our services, especially center-based child care and center-based back-up child care, and potentially resulting in continued center closures or permanent center closures;
•reduced enrollment upon the re-opening of centers and difficulty re-ramping enrollment as families may limit their participation in various public activities and gatherings, including group child care, or as social distancing protocols and other licensing regulations may reduce group sizes or otherwise affect the overall capacity of children we can serve;
•inability to hire and maintain an adequate level of center staff requiring us to reduce enrollment in order to comply with mandated ratios, inability to retain teachers after long periods of furlough, and the impact to our operations if a significant percentage of our workforce is unable to return to work because of illness, quarantine, worker absenteeism, limitations on travel, or government or social distancing restrictions, which may have a disproportionate impact on our business compared to other companies that depend less on the in-person provision of services;
•reduced or shifting demand for our services due to adverse and uncertain economic and demographic conditions, including as a result of clients that have been adversely impacted, and/or increased unemployment, continued school and business closures, new lockdown orders, long-term shift to an at-home workforce, and general effects of a broad-based economic recession;
•incremental costs associated with mitigating the effects of the pandemic, additional procedures and protocols required to maintain health and safety at our centers, and costs and reputational harm associated with a potential COVID-19 outbreak at our centers;
•a decrease in revenues due to clients requesting refunds or renegotiating contracts for reduced or changing services;
•the potential deterioration in the collectability of our existing accounts receivable and a decrease in the generation of new revenue due to the potential diminished financial health of our clients;
•inability to implement our growth strategies due to prolonged business contraction and reduced capital expenditures and cost-saving initiatives;
•delayed re-opening or permanent closure of centers outside of our control due in large part to the interdependence of our operations with our client partners’ operating decisions and requirements as well as decisions by governmental authorities regarding school and business closures and requirements for re-opening;

•legal actions or proceedings related to COVID-19;
•potential asset impairments or write-downs as we review assets impacted as a result of the ongoing COVID-19 pandemic;
•reduction in our liquidity position limiting our ability to service our indebtedness and our future ability to incur additional indebtedness or financing; and,
•further downgrades to our credit rating by ratings agencies which could reduce our ability to access capital markets.
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
The table below sets forth information regarding purchases of our common stock during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1) (d)
July 1, 2020 to July 31, 2020	—	$—	—	$194,850
August 1, 2020 to August 31, 2020	—	$—	—	$194,850
September 1, 2020 to September 30, 2020 (2) (3)	1,948	$88.28	—	$194,850
	1,948		—
(1) The board of directors authorized a share repurchase program of up to $300 million of our outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. All repurchased shares have been retired.
(2) During the month of September 2020, we retired a total of 131 shares that had been issued pursuant to a restricted stock award agreement in connection with the payment of tax withholding obligations arising as a result of the vesting of such restricted stock awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our $300 million share repurchase authorization.
(3) During the month of September 2020, we repurchased 1,817 shares of unvested restricted stock awards that were subject to forfeiture resulting from the grantees' termination of service with us for an aggregate $0.2 million pursuant to the certain restricted stock award agreement. The purchase price was equal to the purchase price paid for by the grantee on the date of grant as provided in the restricted stock award agreement.
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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	November 9, 2020	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)