Form 10-K
period 2020-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2021-03-01
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from              to
Commission File Number 001-35780

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0188269
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

2 Wells Avenue
Newton,	Massachusetts	02459
(Address of principal executive offices)		(Zip code)
Registrant’s telephone number, including area code: (617) 673-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	BFAM	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates of Bright Horizons Family Solutions Inc. computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2020 was approximately $7.0 billion.
As of February 19, 2021, there were 60,782,832 outstanding shares of the registrant’s common stock, $0.001 par value per share, which is the only outstanding capital stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, the industries in which we and our partners operate, the impact of COVID-19 on our near term and long term operations, our expectations around the timing to re-open remaining temporarily closed centers, permanent center closures, the continued operation of currently open centers, timing to re-enroll and re-ramp centers and certain back-up care services, enrollment recovery, our cost management and cost-saving initiatives, labor costs, impact of government mandates/restrictions, continued performance and contributions from our back-up care segment, use of back-up care solutions, access to and impact of government programs including tax deferrals and credits, lease deferrals and timing for payment, our growth including growth in educational advisory services, changing industry, geographic, labor and demographic trends, market share and leadership position, performance and growth factors, demand for services, quality of our service offerings, seasonality, competitive strengths and differentiators, client retention rate and satisfaction, health and safety protocols, growth strategies, opportunities for expansion, acquisitions and integration, investments, including in technology, marketing and personnel, utilization rates, marketing strategies, cross-selling opportunities, impact of our human capital initiatives, intellectual property, legal and regulatory compliance, employee and labor relationships, ability to attract new clients, our geographic reach, our debt and indebtedness, ability to obtain financing, ability to attract key employees, dividend policy, impact of the macroeconomic environment and general economic conditions (including the ongoing impact of the COVID-19 pandemic), our properties and facilities, accreditation standards, outcome of litigation and legal matters and proceedings, new center openings and closings, future interest payments, interest rates and swap agreements, amortization expense, goodwill estimates, cash flow and use of cash, operating and capital expenditures, cash from operations, fixed asset expenditures, foreign exchange rates, tax benefits, tax rates and estimates, tax audits and settlements, tax benefits and equity transactions, credit risk, impact of new accounting pronouncements, share repurchases, repatriation of earnings, and insurance and worker’s compensation claims.
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

PART I
Item 1. Business
Our Company
For over 30 years, Bright Horizons has been a champion for working families — designing and delivering innovative education and care solutions. We are a leading provider of high-quality child care and early education, dependent care, and workforce education services that are designed to help client employees better integrate work and family life, as well as grow their careers. We provide services primarily under multi-year contracts with employers who offer child care and early education, back-up care and educational advisory and other services as part of their employee benefits packages in an effort to support employees across life and career stages and to improve recruitment, employee engagement, productivity, retention, and career advancement.
We are organized into three reportable segments, which are aligned with our service offerings as follows:
•full-service center-based child care (approximately 68% and 82% of our revenue in 2020 and 2019, respectively);
•back-up care (approximately 26% and 14% of our revenue in 2020 and 2019, respectively); and
•educational advisory and other services (approximately 6% and 4% of our revenue in 2020 and 2019, respectively).
As of December 31, 2020, we had more than 1,300 client relationships with employers across a diverse array of industries, including more than 190 Fortune 500 companies and more than 80 of Working Mother magazine’s 2020 “100 Best Companies.” As of December 31, 2020, we operated a total of 1,014 child care and early education centers with the capacity to serve approximately 114,000 children and their families in the United States, the United Kingdom, the Netherlands, and India.
Our History
Guided by our HEART principles — Honesty, Excellence, Accountability, Respect, Teamwork — we have operated child care and early education centers for employers and working parents since 1986. In 1998, we transformed our organization through the merger of Bright Horizons, Inc. and Corporate Family Solutions, Inc., both then Nasdaq-listed companies that were founded in 1986 and 1987, respectively. We were listed on Nasdaq from 1998 to May 2008 when we were acquired by investment funds affiliated with Bain Capital Partners LLC (referred to as our “going private transaction”). On January 30, 2013, we completed our initial public offering and our common stock became listed on the New York Stock Exchange (“NYSE”) under the symbol “BFAM.”
Throughout our history, we have continued to grow while investing in our future. We have extended our international footprint to become a leading provider in the center-based child care market in the United Kingdom and have expanded into the Netherlands, and India as a platform for further international expansion. In the United States, we have grown our partnerships with employer clients by expanding and enhancing our back-up care services and by developing and growing our educational advisory services. We continue to invest in new technologies to better support our full suite of services as well as enhance our customers’ user experience, and we have increased our digital marketing efforts with additional focus on driving use of our services and maximizing enrollment in centers.
COVID-19 Pandemic
Since March 2020, the world has been impacted by the COVID-19 pandemic and our global operations have been substantially disrupted. Our full-service center-based child care segment has experienced the most disruption due to business and school closures, stay-at-home and lockdown orders, and reduced capacities and lower enrollment for much of the year. In mid-March 2020, in response to the outbreak of COVID-19, we temporarily closed a significant portion of our child care centers, while we continued to operate critical health care client and “hub” centers to provide care and support services to the children whose parents worked on the front lines of the response. As countries and local jurisdictions lifted certain restrictions, we re-opened our temporarily closed centers and, as of December 31, 2020, 910 of our 1,014 child care centers were open. Our centers are operating with stringent COVID-19 protocols in order to protect the health and safety of children, families and staff, including social distancing procedures for pick-up and drop-off, daily health screenings, the use of face masks by our staff, limited group sizes, and enhanced hygiene and cleaning practices. We are focused on the re-enrollment and ramping of these centers, while also continuing the phased re-opening of the limited number of centers that remain temporarily closed. As this is a continuously changing environment, we cannot anticipate how long it will take for re-opened centers to reach typical enrollment levels and there is no assurance that centers currently open will continue to operate.

Our back-up care and educational advisory and other services have remained fully operational to clients and their employees. During the COVID-19 pandemic we have experienced increased demand for certain back-up care service offerings, such as in-home care and self-sourced reimbursed care, and more limited disruption to our educational advisory and other services, but these conditions and trends may not continue in subsequent periods. As businesses and families have adapted to changing conditions, we have seen our back-up care services shift towards the more traditional in-center and in-home delivery of back-up care solutions.
The broad effects of COVID-19, its duration, scope of the ongoing disruption, and impact on our financial and operating results cannot be predicted and is affected by many interdependent variables and decisions by government authorities and our client partners, as well as economic trends, the adoption and effectiveness of a vaccine, and developments in the persistence and treatment of COVID-19. Given these factors, we expect the effects of COVID-19 on our business to continue to adversely impact our results of operations in 2021.
Industry Overview and Trends
We compete in the global market for child care and early education services as well as the market for workforce education services offered by clients as benefits to their employees.
The child care industry generally can be divided into center-based and home-based child care. Our full-service segment operates in the center-based market, which is highly fragmented. The center-based child care market includes both retail and employer-sponsored centers. The employer-sponsored model has always been central to our business and is characterized by a single employer or consortium of employers entering into a long-term contract for the provision of child care at a center located at or near the employer sponsor’s worksite.
Additionally, we operate in the growing markets for back-up care, which consist of center-based back-up care, in-home care, and self-sourced reimbursed care, and educational advisory services, which consist of workforce education, tuition assistance, student loan repayment and related educational advising, as well as college admissions and college financial advisory services. We believe we are one of the largest and highest quality providers of back-up care and educational advisory services.
We believe that the following key factors contribute to growth in the markets for employer-sponsored child care, back-up care, and educational advisory services.
Increasing Participation of Working Parents in the Workforce
A significant percentage of parents currently participate in the workforce, making child care services and family supports critical to the overall health of the economy. While the COVID-19 pandemic impacted the U.S. workforce by temporarily reducing the number of working parents, particularly working women, and shifting from traditional office environments to working in “virtual” or “home” offices, we believe employment rates and participation levels will return to pre-COVID levels in the future and the demand for child care supports for working parents will likewise increase. In 2019, prior to the pandemic, women working full time comprised approximately 50% of the workforce in the U.S., and over 60% of two-parent households were dual career earners. Additionally, 64% of mothers with children under the age of 6 participated in the workforce in the U.S., according to the Bureau of Labor Statistics. Despite the temporary workforce demographic shifts because of COVID-19, we believe that the number of working mothers, single and dual working parent families will continue to increase over time, resulting in an increase in the need for child and dependent care, as well as other workplace solutions that support employees at each life and career stage.
Greater Demand for High-Quality Center-Based Child Care and Early Education
We believe that recognition of the importance of early education and consistent quality child care has led to increased demand for higher-quality center-based education and care. With the expansion of center-based care, there is continued focus on the establishment of objective, standards-based methods of defining and measuring the quality of child care, such as accreditation. Additionally, we believe the COVID-19 pandemic has increased parent focus and awareness of the health and safety practices of center-based and in-home care providers, as well as the need for social and other development opportunities for children in child care or school settings. We believe robust health and safety protocols and the social, educational and other developmental opportunities presented by center-based care are important factors for families when determining whether to send their children to center-based care. Additionally, recent increases in the number of employees working remotely or from home have further highlighted the need for care and family supports irrespective of work location. In a highly fragmented market comprised largely of center operators lacking scale, we believe clients and families will favor larger industry participants with the size and capital resources to achieve high quality standards on a consistent basis.

Recognized Return on Investment to Employers
Studies conducted through our workforce consulting practice indicate that employer sponsors of center-based child care and back-up care services realize strong returns on their investments in terms of reduced turnover and increased productivity. We estimate that users of our back-up care services have been able to work, on average, an additional six days annually that they otherwise would have missed due to breakdowns in child care arrangements. Additionally, according to a 2019 survey of our clients, 98% of respondents reported that access to back-up care helps their employees be more productive and a significant majority of surveyed parents with children in a child care center or school setting feel their arrangement allows them to focus on their work. In particular, our ability to continue to deliver a variety of child care support services and solutions to meet the needs of children and families during the pandemic vividly demonstrated the value and importance of our services to our client partners, including the role our services played in ensuring those partners could continue to deliver on their own business priorities. We believe that this return on investment for employers, demonstrated across our suite of solutions, will result in additional growth in employer-sponsored center-based child care, back-up care and educational advisory services.
Growing Global Demand for Child Care and Early Education Services
We expect that the shift to service-based economies and an increasing emphasis on the importance of early education and child care by government and families will contribute to further growth in the global child care and early education market as well as the developing markets for back-up care and educational advisory services. In addition, continued governmental efforts to make child care more affordable for working families, and thereby encouraging parents to return and remain in the workforce, have led and may lead to additional or increased child care subsidies in certain geographies increasing demand for child care and early education.
Evolving Workforce
We believe there is a focus on recruitment and retention by employers, as well as the continued education and training of the existing workforce, due to the evolution and introduction of new technologies, as well as increased competition for talent. We believe that the modern worker values efforts by employers to support employees across life and career stages that help them thrive in the workplace. As automation, machine learning, artificial intelligence, and other advances transform nearly every facet of the labor market, there is an increased need for continued education and up-skilling of the existing workforce. We believe these growing needs and changing trends, coupled with increased competition for talent, will encourage employers to invest in solutions and supports that enable workers to realize their full professional potential, including investments in center-based early education and child care, back-up care and educational advisory services as a means to elevate their brand and bolster employee engagement, recruitment, and retention.
Diversity, Equity and Inclusion
Fiscal 2020 saw an increased emphasis by employers on diversity, equity and inclusion. In addition, we are in the unique position of educating the next generation, and with that responsibility comes the opportunity to make a difference by modeling for children and families an environment that is open, curious, and genuinely interested in what is different. We are also exploring with clients how our services support their diversity, equity and inclusion objectives, particularly in workforce education. We believe that our workforce education offerings, along with back-up care and early education, can be a vital element of an employer’s diversity, equity and inclusion strategy. Our services not only help employers attract and retain employees from different backgrounds, but more importantly, can also help to propel the career growth and development of these employees.
Our Competitive Strengths
We believe we are a provider, partner and employer of choice because of our dedication to providing high quality solutions to those we serve.
Market Leading Service Provider
We believe we are a leader in employer-sponsored center-based child care, back-up care, and educational advisory services, and that the breadth, depth and quality of our service offerings — developed over a successful 30-year history — represent significant competitive advantages. We estimate that we have approximately six times more employer-sponsored centers in the United States than our closest competitor, according to data obtained from the Child Care Information Exchange’s 2019 Employer Child Care Trend Report on center-based providers. We believe the broad geographic reach of our child care centers and workplace solutions, with targeted clusters of centers in areas where we believe demand is generally higher and where income demographics are attractive, provides us with a competitive platform to market our suite of services to new and existing clients.

Collaborative, Long-Term Relationships with Diverse Customer Base
We have more than 1,300 client relationships with employers across a diverse array of industries, including more than 190 of the Fortune 500 companies, with our largest client contributing 2% of our revenue in fiscal 2020 and our largest 10 clients representing approximately 10% of our revenue in the same year. Our business model emphasizes multi-year employer sponsorship contracts where our clients typically fund the development of new child care centers (which is typically owned or leased by the sponsor) at or near their worksites and frequently support the ongoing operations of these centers.
Our multiple service points with both employers and employees give us unique insight into the corporate culture of our clients and enables us to identify and provide innovative and tailored solutions to address our clients’ specific needs. In addition to full-service center-based child care, we provide access to a multi-national back-up care network and educational advisory support, allowing us to offer various combinations of services and solutions to best meet the needs of specific clients or specific locations for a single client across geographies and life and career stages. We believe our tailored, collaborative approach to employer-sponsored dependent care and educational advising has contributed to an annual client retention rate of approximately 95% for employer-sponsored centers over the past ten years and has allowed us to cross-sell and expand our service offerings to existing clients.
Our business is anchored in our commitment to consistently provide high-quality service offerings to employers and families. We have designed our child care centers to meet or exceed applicable accreditation and rating standards in all of our key markets, including standards set in the United States by the National Academy of Early Childhood Programs, a division of the National Association for the Education of Young Children (NAEYC), and in the United Kingdom by the Office of Standards in Education, Children’s Services and Skills (OFSTED). We believe our commitment to achieving accreditation standards offers a competitive advantage in securing employer sponsorship opportunities and in attracting and retaining families as an increasing number of potential and existing employer clients require or expect adherence to accreditation criteria.
Our proprietary curriculum and educational practices are informed by the science of early learning and research on childhood development. Our resources and training programs guide teachers as they transform this research into practice through high-quality learning experiences and evidence-based instructional practices. We also believe that low adult-to-child ratios and small group sizes are critical factors in delivering our curriculum effectively as well as helping to facilitate more personalized care. Our programs provide adult-to-child ratios and group sizes that meet or exceed licensing standards.
Dedicated to the highest quality services in every category in which we operate, our standards of quality also extend to our back-up care and educational advisory services, whether care is delivered in Bright Horizons child care centers, through the quality child care centers and in-home care providers participating in our proprietary back-up care network, or advising provided by our team of education experts. In addition to our annual client retention rate of approximately 95%, we have consistently achieved satisfaction ratings of approximately 98% among respondents in our employer and parent satisfaction surveys, which is a testament to our dedication to quality.
Market Leading People Practices
Our ability to deliver consistently high-quality care, education and other services is directly related to our ability to attract, retain, motivate and develop our skilled workforce. We have consistently been named as a top employer by third-party sources in the United States, the United Kingdom and the Netherlands, including being named as one of the “100 Best Companies to Work For” by Fortune Magazine 19 times, as well as a great place to work in the United Kingdom and in the Netherlands by the Great Place to Work Institute. We have also been named one of the “Top Places to Work” by the Boston Globe 12 times and the Denver Post seven times.
We believe the education and experience of our center leaders and teachers exceed the industry average. In addition to ongoing in-center training, we have an in-house online training university that allows our employees to earn nationally-recognized child development credentials. Additionally, our Horizons Teacher Degree Program provides our early educators the ability to earn an associate or bachelor’s degree in early childhood education completely paid for by Bright Horizons with no out-of-pocket expenses to the employee. We believe this program is unique in our industry, and will continue to distinguish us as an employer of choice while helping to retain and incentivize teachers to grow their careers at Bright Horizons.
Capital Efficient Operating Model Provides Platform for Growth with Attractive Economics
We have a long history of proven financial results despite broader macro-economic fluctuations. With employer sponsors funding the majority of the capital required for new centers developed on their behalf, we have been able to grow our business with limited capital investment, which has contributed to strong cash flows from operations.

Proven Acquisition Track Record
We have an established acquisition team to pursue potential targets using a proven framework to effectively evaluate potential transactions with the goal of maximizing our return on investment while minimizing risk. Over the last ten years, we have completed the acquisition of more than 400 child care centers in the United States, the United Kingdom and the Netherlands, as well as providers of back-up care services and educational advisory and other services in the United States and the United Kingdom, helping us expand our client base, enhance the scope and reach of our service offerings, broaden our technological capabilities, and offer new services. In 2020, we acquired two child care centers and the Sittercity business, an online marketplace for families and caregivers, in the United States.
Our Growth Strategy
We believe that there are significant opportunities to continue to grow our business globally by continuing to execute on the following strategies.
Grow Our Client Relationships
•Secure Relationships with New Employer Clients.  Our addressable market includes approximately 13,000 employers, each with at least 1,000 employees, within the industries that we currently serve in the United States and the United Kingdom. Our dedicated sales team focuses on establishing new client relationships and is supported by our workforce consulting practice, which helps potential clients identify the precise offerings that will best meet their strategic goals.
•Cross-Sell and Expand Services to Existing Employer Clients.  We believe there is a significant opportunity to increase the number of our clients that use more than one of our services, and to expand the services we provide to existing clients. Since 2013, we have more than doubled the number of our clients who utilize more than one of our services to more than 360 clients as of December 31, 2020.
•Continue to Expand Through the Assumption of Management of Existing Sponsored Child Care Centers.  At times we assume the management of existing centers from the incumbent management, which enables us to develop new client relationships, typically with no capital investment and no purchase price payment.
Enable Continued Investments in Quality
We look for opportunities to invest in quality as a way to enhance our reputation with our clients and their employees, and the families we serve, such as enhanced curriculum and enrichment activities.  By developing a strong reputation for high-quality services and facilities, we have been able to support price increases that have kept pace with our cost increases.
Increase Utilization at Existing Centers and Use of Back-up Care and Educational Advisory Services
We are continually looking to increase enrollment levels and utilization in our more recently opened profit and loss centers, as well as our mature profit and loss centers (centers that have been open for more than three years, as more fully described below) in order to achieve continued growth and improved center economics. We also look for opportunities to increase the use of our back-up care and educational advisory services, not only by growing client relationships, but also by driving use at existing clients. We continue to invest in new technologies to better support our full suite of services and to enhance our customers’ user experience to help drive utilization. We have expanded our marketing efforts with additional focus on driving awareness of and use of our services, with a focus on maximizing occupancy levels in centers where we can improve our economics with increased enrollment.
Selectively Add New Lease/Consortium Centers and Expand Through Acquisitions
We have typically added between 10 and 15 new lease/consortium centers (as more fully described below) annually for the past five years, focusing on urban or city surrounding markets where demand is generally higher and where income demographics are generally more supportive of our high quality centers. In addition, we have a long track record of successfully completing and integrating selective acquisitions across all business lines. The domestic and international markets for child care and other work and family support services remain highly fragmented and we will continue to seek attractive opportunities both for center acquisitions and the acquisition of complementary service offerings.

Our Operations
Our services are designed to help families, employers, and their employees solve the challenges of the modern workforce across all life and career stages. Our services are comprised of full-service center-based child care, back-up care, and educational advisory and other services, which are also our reportable segments. Full-service center-based child care includes traditional center-based child care and early education, preschool and elementary education. Back-up care includes center-based back-up child care, in-home care for children and adult/elder dependents, and self-sourced reimbursed care. Educational advisory and other services consist of tuition assistance and student loan repayment program administration, workforce education, related educational advising, college admissions advisory services, as well as an online marketplace for families and caregivers. The following table sets forth our segment results for the year ended December 31, 2020:

	Full-service center-based child care	Back-up care	Educational advisory and other services	Total
	(In thousands, except percentages)
Revenue	$1,032,266	$388,294	$94,533	$1,515,093
As a percentage of total revenue	68%	26%	6%	100%
Income (loss) from operations	$(155,382)	$182,938	$25,778	$53,334
As a percentage of total income from operations	(291)%	343%	48%	100%
Additional segment information is included in Note 17, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Full-Service Center-Based Child Care Services
We provide full-service center-based child care at centers located at or near an employer sponsor’s worksite, as well as convenient locations within the community. We operate our centers under two principal business models:
(1)a cost-plus model, where we are paid a fee by an employer client for managing and operating a child care center on a cost-plus basis; and
(2)a profit and loss (“P&L”) model, where we assume the financial risk of operating a child care center. The P&L model is further classified into two subcategories:
•a sponsor model, where we provide child care and early education on either an exclusive or priority enrollment basis for the employees of an employer sponsor; and
•a lease model, where we provide child care and early education to employees of multiple employers located within a real estate development (for example, an office building or office park), as well as to families in the surrounding community.
In both the cost-plus and sponsor P&L models, the employer sponsor generally retains responsibility for the development of the child care center (which is owned or leased by the sponsor), as well as pre-opening capital equipment, and ongoing maintenance and repair. In addition, employer sponsors typically provide operating subsidies to support the ongoing provision of child care services to their employees if center operating costs exceed revenue from tuition paid by parents. Under all model types, we retain responsibility for all aspects of operating the child care center, including hiring and paying employees, ongoing training, curriculum, contracting with vendors, purchasing supplies, and collecting tuition. These arrangements with employer sponsors generally have a contractual term of three to ten years with varying terms, renewal and termination options.
Tuition paid by families generally represents approximately 90% of the revenue generated by this segment and is determined based on the age and developmental level of the child, the child’s attendance schedule (full-time or part-time), the geographic location, and the extent to which an employer sponsor subsidizes tuition. Based on a sample of approximately 360 of our child care and early education centers in the United States, the current average tuition at our centers is $2,075 per month for infants (typically ages 3 to 16 months), $1,925 per month for toddlers (typically ages 16 months to 3 years) and $1,645 per month for preschoolers (typically ages 3 to 5 years). Tuition at most of our child care and early education centers is payable in advance and is typically due monthly.

Historically, annual revenue per center typically averages between $1.6 million and $2.1 million at our centers in North America, and averages between $1.2 million and $1.3 million at our centers in Europe, primarily due to the larger average size of our centers in North America. Our North American child care and early education centers have an average capacity of 128 children per location, while our centers in Europe have an average capacity of 83 children per location. Gross margin at our centers typically averages between 20% and 25%, with our cost-plus model centers typically at the lower end of that range and our lease centers at the higher end. In 2020, as a result of temporary center closures and disruptions to enrollment arising from the COVID-19 pandemic, annual revenue per center averaged approximately $1.0 million in both North America and Europe, which in turn contributed to a significant contraction in gross margins to approximately 1% for the year.
Cost of services consists of direct expenses associated with the operation of child care and early education centers and is primarily comprised of payroll and benefits for personnel, food costs, program supplies and materials, parent marketing and facilities costs, which include depreciation. Personnel costs are the largest component of a center’s operating costs and comprise approximately 70% of a center’s operating expenses. In a P&L model center, we are often responsible for additional costs that are typically paid or provided directly by an employer sponsor in centers operating under the cost-plus model, such as facilities costs. As a result, personnel costs in centers operating under P&L models will often represent a lower percentage of overall costs when compared to centers operating under cost-plus models.
Selling, general and administrative expenses (“SGA”) relating to full-service center-based child care consist primarily of salaries, payroll taxes and benefits (including stock-based compensation costs) for non-center personnel, which includes corporate, regional and business development personnel; accounting, legal and management/advisory fees; information technology; occupancy costs for corporate and regional personnel; and other general corporate expenses.
Back-up Care Services
Back-up care offers family support services for dependents of all ages and provides coverage when regular care falls through, as well as care coordination tools to assist families with their short and long-term care decisions. We provide back-up care services for children (primarily 0-12 years old) through our full-service centers and dedicated back-up child care centers, and in-home care providers, as well as through our proprietary back-up care network of quality child care centers and in-home care providers. In addition, we provide back-up care services for adults/elders through our proprietary network of quality in-home care providers. We also help to facilitate back-up care services through our self-sourced reimbursed care program.
Traditional back-up care offers access to a contracted network of more than 4,000 in-home care agencies and center-based providers in locations where we do not otherwise have centers with available capacity or available in-home caregivers. Our dedicated back-up centers are operated in a similar structure to full-service centers, and are either exclusive to a single employer, or have multiple employer sponsors and are part of our back-up care program. Self-sourced reimbursed care is a reimbursement program available to employer sponsors to utilize in emergency-type situations to provide payments to their employees to assist with self-sourced dependent care costs. Care is arranged online or via our mobile application as well as through a 24/7 contact center allowing employees to reserve care in advance or at the last minute. We operate our own contact center in Broomfield, Colorado and we contract with additional contact centers located in North Carolina and Missouri to complement our ability to handle demand fluctuations, provide business continuity, and deliver seamless service.
Back-up care revenue is comprised of fees paid by employer sponsors, and to a lesser extent, co-payments collected from users at the time of service. These arrangements generally have contractual terms of three years with varying terms, renewal and termination options. Fees for back-up care services are typically determined based on the number of back-up care uses purchased. Cost of services consist of direct expenses associated with the operation of dedicated back-up centers, fees paid to providers for care delivered as part of their contractual relationships with us, personnel and related direct service costs of the contact centers, and any other expenses related to the coordination or delivery of care and service. SGA related to back-up care is similar to SGA for full-service center-based child care, with additional expenses related to the information technology necessary to operate this service, the ongoing development and maintenance of the provider network, and additional personnel needed as a result of more significant client management and reporting requirements.
Educational Advisory and Other Services
Our educational advisory services primarily consist of Bright Horizons EdAssist Solutions and Bright Horizons College Coach. Educational advisory services revenue is comprised of fees paid by employer clients for policy consulting, program management, coaching, and subscription content, and to a limited extent, retail fees collected from users at the point of service. Contracts are typically one to three years in length, with varying terms, renewal and termination options, and fees are generally determined based on the services being provided and the number of program participants. Cost of services consist of personnel and direct service costs of the contact centers, and other expenses related to the coordination and delivery of tuition assistance and student loan repayment program administration, and educational advisory and counseling services. SGA related to educational advisory services is similar to SGA for back-up care.

Bright Horizons EdAssist Solutions.  Bright Horizons EdAssist Solutions provides workforce education, tuition assistance and student loan repayment program administration, as well as related educational advising to corporate clients who offer these services as workplace benefits to their employees. Our services help employers better align their workplace education programs with their business goals, while maximizing their efficiency and effectiveness through our employee educational advisory services, our education network, and access to streamlined degree programs. Administration services are provided through proprietary software for the processing of tuition reimbursement and loan repayment transactions, and analysis of data, as well as a team of compliance professionals who evaluate and process employee applications for tuition reimbursement or student loan repayment and enforce the employer client’s policies. We provide educational advising to client employees on a one-on-one basis through our team of advisors, who help employees make better decisions regarding their education and financial wellness. Clients can also leverage our EdAssist Education Network of education providers and enjoy pre-negotiated tuition discounts. Customer service is also provided through our contact center in Broomfield, Colorado. The EdAssist Solutions services derive revenue directly from fees paid by employers.
Bright Horizons College Coach.  Bright Horizons College Coach provides college admissions and college financing advisory services through our team of experts, all of whom have experience working in admissions or financial aid at colleges and universities. We also offer coaching and tools to assist families as they support their children with varying needs across life stages. Advisory services are provided at live/webinar events with expert presenters, through one-on-one coaching, as well as through our online learning center. We work with employer clients who offer these services as workplace benefits to their employees, and we also provide these services directly to families on a retail basis. College Coach derives revenue mainly from employer clients who contract with us for a specified number of workshops, access to our proprietary online learning center and individual counseling.
Other Services.  Other services consists of Sittercity, an online marketplace for families and caregivers, which we acquired in 2020. Sittercity revenue is generated from subscriptions to a proprietary online search platform that helps families find child, senior, and pet care.
Geography
We operate in two primary regions: (1) North America, which includes the United States and Puerto Rico, and (2) Europe, which includes the United Kingdom, the Netherlands, and India. The following table sets forth information by geographic region for the year ended December 31, 2020:

	North America	Europe	Total
	(In thousands, except percentages)
Revenue	$1,164,056	$351,037	$1,515,093
As a percentage of total revenue	77%	23%	100%
Long-lived assets, net	$370,275	$258,482	$628,757
As a percentage of total fixed assets, net	59%	41%	100%
Our international business primarily consists of child care centers throughout the United Kingdom and the Netherlands, with approximately 95% of the revenue generated in Europe related to the full-service center-based child care segment. As of December 31, 2020, we had a total of 363 centers in Europe and 651 centers in North America. In 2020, we divested our child care center business in Canada and ceased to operate our two centers in that geography. Additional geographical information is included in Note 17, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Seasonality
Historically, our full-service center-based child care and back-up care operations are subject to seasonal and quarterly fluctuations. Demand for child care and early education services has historically decreased during the summer months when school is not in session, at which time families are often on vacation or have alternative child care arrangements. In addition, enrollment at our child care centers declines as older children transition to elementary schools. Demand for our services generally increases in September and October coinciding with the beginning of the new school year and remains relatively stable throughout the rest of the school year. Use of our back-up care services tends to be higher when schools are not in session and during holiday periods, which can increase the operating costs of the program and impact the results of operations. Our educational advisory and other services generally have limited seasonal fluctuations.

Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers, including enrollment and staffing fluctuations, the number and timing of new center openings, additions from acquisitions and center management transitions, the timing of new client launches in our back-up and educational advisory services, the length of time required for new centers to achieve profitability, center closings, the contract model mix (P&L versus cost-plus) of new and existing centers, the level of sponsorship payments, and general economic conditions.
Marketing
We market our services to current and prospective employer sponsors and their employees and directly to parents. Our salesforce is organized on both a centralized and regional basis and is responsible for identifying potential employer sponsors, and managing the overall sales process. Our marketing strategy includes digital outreach and advertising, direct mail campaigns, conference networking, webinars and social media. We communicate regularly with existing clients to increase awareness of the full suite of services that we provide across life and career stages and to explore opportunities to enhance current partnerships. In addition, we partner with employer sponsors to promote our child care and early education centers, and other workplace solutions as important employee benefits within their organizations. We work closely with clients to execute coordinated employee engagement plans and outreach that include targeted email, webinars, on-site events, and internal publications to drive awareness and utilization of the Bright Horizons benefits within their workforces.
As a result of our visibility among human resources professionals as a high-quality dependent care service provider, potential employer sponsors regularly contact us requesting proposals, and we often compete for employer-sponsorship opportunities through a request for proposal process. Our management team is involved at the national level with education, work/life and children’s advocacy, and we believe that their prominence and involvement also helps attract new business.
We also have a direct-to-consumer marketing effort that supports parent enrollment. The marketing team works closely with center directors and our contact centers to build enrollment. New enrollment is generated by targeted digital marketing, parent referral programs, direct mail campaigns, word of mouth and other outreach. We have expanded our marketing efforts with additional focus on maximizing occupancy levels in centers and we continue to invest in expanded digital marketing capabilities to personalize communication with our users, which over time is expected to drive increased utilization within the workforce of the employer clients and parents we serve.
Competition
We believe that we are a leading provider of employer-sponsored center-based child care, back-up care, and workforce education services. We estimate that we have approximately six times more market share in the employer-sponsored center-based child care market in the United States than our closest competitors. The market for child care and early education services is highly fragmented, and we compete for enrollment and for sponsorship of child care and early education centers with a variety of other businesses, including large community-based child care companies, regional child care providers, family day care (operated out of the caregiver’s home), nannies, for-profit and not-for-profit full- and part-time nursery schools, public and private elementary schools, and not-for-profit and government-funded providers of center-based child care. Our principal competitors for employer-sponsored centers include KinderCare Education in the United States and Busy Bees in the United Kingdom. We also compete for enrollment on a center-by-center basis with these providers, along with many local and national providers, such as Learning Care Group, Goddard Schools, Primrose Schools, Childbase, KidsFoundation, and CompaNanny in the geographies in which we operate. Competition for back-up care comes from IAC/Interactivecorp in addition to employee assistance programs and smaller work/life companies. In the educational advisory segment, competition comes from EdCor and Guild Education.
We believe that the key factors in the competition for enrollment are quality of care, site convenience and cost. We believe that many center-based child care providers are able to offer care at lower prices than we do by utilizing less intensive adult-to-child ratios and offering their staff lower compensation and limited or less affordable benefits. While our child care tuition levels are generally higher than our competitors, we compete primarily based on the convenience of a worksite location and a higher level of program quality. In addition, some of our competitors may benefit from strong local name recognition (such as established regional providers) or comply, or are required to comply, with fewer or less costly health, safety, and operational regulations than those with which we comply (such as the more limited health, safety and operational regulatory requirements typically applicable to family day care operations in caregivers’ homes). In the wake of COVID-19, we believe our enhanced health and safety protocols are market leading and an important consideration for families and clients. We believe that our primary focus on employer clients, underscored by our track record for achieving and maintaining high-quality standards, also distinguishes us from our competitors.

We have and continue to invest in technology to better support our full suite of services, to enhance our customers’ user experience, to improve utilization levels of our services within our client workforces and across our existing client base, and to deliver more efficient and automated support services. Investments to integrate our web and mobile functionality across all of our services as well as expand mobile capabilities are designed to ensure that our key systems deliver value and provide us with the platform to grow our position in the market. We believe we are well-positioned to continue attracting new employer sponsors due to our extensive service offerings, established reputation, position as a quality leader, and track record of serving major employer sponsors for more than 30 years.
Human Capital Management
Bright Horizons has been changing the way employees and their families work for over 30 years. To achieve this mission and to deliver results, we put our HEART Principles at the forefront of everything we do. Our HEART Principles — Honesty, Excellence, Accountability, Respect, and Teamwork — are the tenets of our mission and culture and are guided by the core belief that our people are the foundation to building and sustaining an organization that makes a significant impact in the lives of the children, families and adult learners we serve.
As of December 31, 2020, we had approximately 26,800 global employees (including part-time and substitute teachers), of whom approximately 2,300 were employed as corporate, divisional and regional employees, and approximately 24,500 were employed at our child care and early education centers and as in-home caregivers. The total number of employees includes approximately 7,850 in the United Kingdom, 1,800 in the Netherlands and 50 in India, and approximately 2,200 of our total global employees remained on furlough as of December 31, 2020. Corporate, divisional and regional staff members make up our “Home Team” employees, and staff members working at our child care and early education centers, including teachers and support personnel, and in-home caregivers make up our “Field” employees. Approximately 30 employees at one child care center are represented by a labor union and we are currently negotiating a collective bargaining agreement with this union in good faith.
Our business is about serving people. Our success depends on attracting, developing and retaining talented and highly qualified employees. We are continually investing in resources and creating programs to drive diversity, equity and inclusion, to provide fair and competitive pay and benefits to support our employees’ well-being, and to foster personal growth and career development opportunities. We endeavor to create an environment that rewards performance, enhances our culture and employee experience, and retains and engages our talent. A few notable programs and initiatives are summarized below.
Our Benefits and Total Rewards
More than 1,300 top employers trust us for proven solutions that support employees, advance careers, and maximize performance, and we offer our own employees the solutions and services we offer to our clients. From on-site child care that amplifies our culture, back-up care to help handle disruptions in child care gaps, and education programs that build critical skills, we believe our service offerings help our employees achieve more.
We also offer a comprehensive total rewards program aimed at varying health, home-life and financial needs. Our total rewards package includes competitive pay, healthcare benefits, retirement plans with matching contributions, paid time off and wellness initiatives for our employees with benefits relating to nutrition, stress management and financial well-being, mental health, work-life balance and an Employee Assistance Program. We believe our total rewards package for teachers and center staff is robust and helps recruit and retain teachers in the industry.
Our COVID-19 Response and Health and Safety
Employee safety and well-being is of paramount importance to us in any year and was of particular focus in fiscal 2020. In response to COVID-19, our primary focus and attention is on the well-being and health and safety of the children and families we serve, the teachers and staff at our centers, and all of our employees. At the outset of the pandemic we created a cross-functional team to coordinate the Company’s response to COVID-19 and created enhanced health and safety protocols for all areas of the business as discussed elsewhere in this Item 1 under “Regulatory Matters — Health and Safety.”
For our center-based employees, during the early stages of the pandemic and the phased re-opening of our centers in mid to late 2020, we also provided direct supports including enhanced pay, free grocery staples and household necessities delivered to center staff at work, expanded back-up care benefits, and trainings on our COVID-19 health and safety protocols, and for all employees, we have provided enhanced paid time-off for those with COVID-19 and promoted telehealth benefits, including virtual mental health sessions. In connection with the temporary center closures in the U.S. and the resulting furlough of our teachers and staff, we offered continued support and resources, including health insurance coverage and ongoing training opportunities, including our Horizons Teacher Degree Program (discussed below).

Our Award Winning Culture
We are honored and proud to have a long track record of being named an employer of choice. Following are some of our most recent awards related to culture, diversity and inclusion that we believe are a product of the strong culture we have built at Bright Horizons and the programs and benefits we offer to our employees. These honors are awarded based largely upon employee responses to surveys.
•“100 Best Companies to Work For” by FORTUNE Magazine Awarded 19 times — most recently in 2020
•“Best Workplaces” in the United Kingdom by the Great Place to Work Institute Awarded 15 times — most recently in 2020
•“Best Workplaces” in the Netherlands by the Great Place to Work Institute Awarded seven times — most recently in 2020
•FORTUNE Magazine’s 2019 Best Workplaces for Diversity
•FORTUNE Magazine’s 2019 Best Workplaces for Women
•Forbes’ 2020 Best Employers for Diversity
•Bloomberg’s 2021 Gender Equality Index
•Human Rights Campaign Foundation’s Corporate Equality Index 2021
•2020 “Best Workplaces for Women” by the Great Place to Work Institute
Our Diversity, Equity and Inclusion Focus
At Bright Horizons, Diversity, Equity and Inclusion are core priorities that we believe are critical to our long-term success by improving the work we do, the services we provide and, ultimately, the value we create. We are an organization made up of employees, children and families from many cultures, backgrounds and experiences and believe it is vital to have a workplace where all employees feel welcomed, comfortable and a sense of belonging and where everyone's unique differences are celebrated and valued. As an organization built around people, having diverse talent at the Board level and throughout our organization helps us recruit and retain talent and reduce turnover and enhances all our offerings and service lines and the education we deliver daily to children and families.
Our Inclusion Vision, in which we are committed to creating inclusive environments where everyone has a sense of belonging and has the opportunity to contribute and thrive in meaningful and impactful ways, guides and defines our Diversity, Equity and Inclusion initiatives. To bring this vision to life, we leverage the groups below to facilitate interactive activities, ignite and engage in bold conversations, and lead diversity awareness and inclusive leadership trainings, webinars and discussion groups:
•Inclusion Steering Committee — comprised of senior leaders and executive officers who inform the strategy for Bright Horizons’ overall diversity, equity and inclusion initiatives.
•Inclusion Council — includes representatives from Bright Horizons business units and functional departments, executive members, and co-chairs of our eight Employee Advisory Groups, and is guided by the Inclusion Steering Committee aimed at creating accountability in this area throughout the organization.
•Employee Advisory Groups — voluntary, company-sponsored internal associations dedicated to fostering a diverse and inclusive work environment within the context of Bright Horizons’ mission, values, goals, business practices, and objectives.
We aim to hire a diverse workforce. As of December 31, 2020, workforce diversity representation was approximately as follows:

	Gender (Global) (1)	Racial Diversity (U.S. Only) (2)
Entire Workforce	95%	51%
All Home Team Employees	78%	25%
All Field Employees	96%	55%

Board of Directors	54%	15%
(1)Gender is defined as percentage of women in the workforce.
(2)Racial Diversity is defined as: American Indian or Alaska Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander, or two or more races.

We are focused on taking action to make real change, not for a moment in time, but for the long-term and, in 2020, launched a number of initiatives, including:
•Partnerships with HBCUs: We aim to create meaningful partnerships with Historically Black Colleges and Universities (“HBCUs”), by adding HBCUs to our Horizons Teacher Degree Program and our EdAssist Education Network, and also working in partnership with these schools to aid in recruiting and leadership development.
•Focus on Education and Training: We host trainings on Diversity Awareness, Inclusive Leadership and Confronting Unconscious Bias and are currently developing on-demand anti-racism and inclusion trainings to roll out to employees in fiscal 2021 and beyond.
•Race in America Series: In partnership with our African Heritage Employee Advisory Group, we sponsored a discussion series on "Race in America" to provide a constructive forum for employees to share their voice and concerns.
Our Investment in Career Growth and Professional Development and our Horizons Teacher Degree Program
We invest in our employees’ career growth. Employee training and development opportunities are critical to our success as they drive our employee’s growth, help develop leaders within our organization (through our leadership institute) and support our delivery of quality services to our clients and the families and learners we serve. We provide a robust, ongoing employee training and career development program through our online training university, which includes online and offline components and interactive courses on topics such as management development, early education and leadership skills.
For our teachers, we support their development through a number of programs and resources, including an extensive training curriculum and, in the United States, our eCDA (“child development associate”) program to enable us to deliver high quality services.
A central program offering is our Horizons Teacher Degree Program. The program, which is a first-of-its-kind offering in the early education field, removes financial obstacles for employees pursing a degree, including those posed by traditional tuition reimbursement programs, by allowing employees to earn an associate or bachelor’s degree in early childhood education at no-cost — participants do not have to pay for any expenses out of pocket, including tuition, fees and books. Since its inception in 2018, almost 2,000 teachers have enrolled and we celebrated our first graduating class this year.
Our Employee Engagement
Retaining and developing our workforce starts with our employees. For 20 years, Bright Horizons has listened to its employees through our Employee Experience Survey. Hearing directly from our employees help us to understand the employee experience, including evolving priorities related to workplace environment, employee relations, pay and benefits, flexibility, and career growth opportunities, all of which we see as critical to our mission to be and remain an employer of choice and a great place to work. During 2020, we conducted a series of pulse surveys to connect with employees to ensure that we continued to meet their needs and focus on their priorities. This approach enabled us to act on real-time information to expand our benefits as well as create unique offerings to our employees in response to COVID-19. These pulse surveys will remain an important channel for employee feedback, input, and recommendations.
Our Citizenship
We support the communities in which we work and live and we encourage our employees to do the same. We proudly stand behind our many employees who give their time to non-profit organizations, awarding grants to these organizations in recognition of volunteer work our employees do to give back to their communities. We also work alongside our employees to support the Bright Horizons Foundation for Children® and its important mission, to bring Bright Spaces® to children and families in homeless shelters and similar agencies helping at risk children and families, supporting our employees with Brightening Lives activities and Field and Home Team fundraising events.

Intellectual Property
We believe that our name and logo have significant value to our operations. We own and use various registered and unregistered trademarks covering the names Bright Horizons and Bright Horizons Family Solutions, our logo, and a number of other names, slogans and designs. We frequently license the use of our registered trademarks to our clients in connection with the use of our services, subject to customary restrictions. We actively protect our trademarks by registering the marks in a variety of countries and geographic areas, including North America, Asia, the United Kingdom, and Europe, India, Australia and New Zealand. These registrations are subject to varying terms and renewal options. However, not all of the trademarks or service marks have been registered in all of the countries in which we do business, and we are aware of persons using similar marks in certain countries in which we currently do not do business. Meanwhile, we monitor our trademarks and vigorously oppose the infringement of any of our registered marks as appropriate. We do not hold any patents. We hold copyright registrations for certain materials that are important to the operation of our business. We generally rely on common law protection for those copyrighted works which are not critical to the operation of our business. We also license some intellectual property from third parties for use in our business. Such licenses are not individually or in the aggregate material to our business.
Regulatory Matters
Our business operates in multiple jurisdictions and we are subject to various national and regional laws and rules and regulations, including labor, licensing, health, fire and safety, and data privacy requirements and standards. While we incur ongoing costs to comply with these laws and regulations, there is no assurance that existing or future government laws applicable to our operations or services will not have a material adverse effect on our capital expenditures, results of operations and competitive position.
The following discussion highlights our key areas of focus. For a discussion of the risks associated with the laws and regulations that may materially impact us, please see the section entitled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
Licensing and Child Care Centers
The laws and regulations relating to the provision of child care are numerous and complex. In most jurisdictions in which we operate, our child care centers are required by law to meet a variety of operational requirements, including minimum qualifications and background checks for our center personnel as well as adult-to-child ratios and various labor, licensing, and health, fire and safety regulations. Regulations may also impact the design and furnishing of our centers. We believe that our centers and operations comply in all material respects with all applicable laws and regulations.
Health and Safety
The health, safety and well-being of children, families and staff is our top priority. We have always adhered to rigorous health, hygiene, and disinfecting practices, and now follow enhanced safety protocols, which continue to evolve as new learning around COVID-19 develops. Our enhanced protocols were developed based on guidance from the Centers for Disease Control, state and local public authorities, and our partnership with medical professionals that specialize in pediatric infectious diseases. Our enhanced protocols currently include social distancing procedures for pick-up and drop-off, daily health screenings, the use of face masks by our staff, reduced group sizes to facilitate social distancing, and enhanced hygiene and cleaning practices. We have dedicated health and safety personnel and a Vice President of Global Safety, as well as centralized COVID-19 response teams that support our centers and other operations to ensure compliance with our policy requirements and practices.
We employ a variety of security measures at our child care and early education centers, which typically include secure electronic access systems as well as sign-in and sign-out procedures for children, among other site-specific security measures. In addition, our trained teachers and open-center designs help ensure the health and safety of children. Our child care and early education centers are designed to minimize the risk of injury to children by incorporating such features as child-sized amenities, rounded corners on furniture and fixtures, age-appropriate toys and equipment and cushioned fall zones surrounding play structures.
Each center is further guided by policies and procedures that address protocols for safe and appropriate care of children and center administration. These policies and procedures establish center protocols in various areas, including the safe handling of medications, managing child illness or health emergencies, and a variety of other critical aspects of care, to ensure that centers meet or exceed all mandated licensing standards. These policies and procedures are reviewed and updated continuously by a team of internal experts and center personnel are trained on center practices using these policies and procedures. Our proprietary We Care system supports proper supervision of children and documents the transitions of children to and from the care of teachers and parents or from one classroom to another during the day.

We require the child care centers and in-home care providers that participate in our proprietary back-up care network to comply with our standards of quality, including regarding caregiver screening and background checks, and training. The delivery of our back-up care services is subject to ongoing oversight and monitoring to ensure the health and safety of the children and adults we care for.
Environmental
Our operations, including the selection and development of the properties that we lease or own, and any construction or improvements that we make at those locations, are subject to a variety of national and local laws and regulations, including environmental, zoning and land use requirements. In addition, we have a practice of conducting site evaluations on each freestanding or newly constructed or renovated property that we own or lease. We have no known material environmental liabilities at this time.
Facilities
Our child care and early education centers are primarily operated at or near work-site locations and vary in design and capacity in accordance with employer sponsor needs and regulatory requirements. Our North American child care and early education centers typically have an average capacity of 128 children. Our locations in Europe have an average capacity of 83 children. As of December 31, 2020, our child care and early education centers had a total licensed capacity of approximately 114,000 children, with the smallest center having a capacity of 12 children and the largest having a capacity of approximately 500 children.
We believe that attractive, spacious and child-friendly facilities with warm, nurturing and welcoming atmospheres are an important element in fostering a high-quality learning environment for children. Our centers are designed to be open and bright and to maximize supervision visibility. We devote considerable resources to equipping our centers with child-sized amenities, indoor and outdoor play areas comprised of age-appropriate materials and design, family hospitality areas and computer centers. Commercial kitchens are typically only present in those centers where regulations require that hot meals be prepared on-site.
Available Information
We file or furnish reports and other information with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge on our website, www.brighthorizons.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information filed electronically with, or furnished to, the SEC is also available at www.sec.gov. References to these websites do not constitute incorporation by reference of the information contained therein and should not be considered part of this document.
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
Business and Operational Risks
The global COVID-19 pandemic has significantly disrupted our business and our financial condition and operating results and will continue to adversely impact our business.
The COVID-19 pandemic has substantially disrupted our global operations. We expect to continue to be impacted as the situation remains dynamic and subject to rapid and potentially material changes. As of December 31, 2020, we operated 1,014 child care and early education centers with the capacity to serve approximately 114,000 children and their families, of which 910 child care centers with the capacity to serve approximately 105,000 children were open. While we are focused on the re-enrollment and ramping of our centers and continuing the phased re-opening of our centers that remain temporarily closed, the continued or additional disruptions to our business and potential adverse impacts to our financial condition and results of operations resulting from the COVID-19 pandemic include, but are not limited to:
•significant changes in the conditions of the markets we operate in, including required school and business closures, stay-at-home mandates or new lockdown orders, limiting our ability to provide our services, especially center-based child care and center-based back-up child care, and potentially resulting in continued center closures or permanent center closures;

•reduced enrollment upon the re-opening of centers and difficulty re-ramping enrollment as families may limit their participation in various public activities and gatherings, including group child care, or as social distancing protocols and other licensing regulations may reduce group sizes or otherwise affect the overall capacity of children we can serve;
•inability to hire and maintain an adequate level of center staff requiring us to reduce enrollment in order to comply with mandated ratios, inability to retain teachers after long periods of furlough, and the impact to our operations if a significant percentage of our workforce is unable to return to work because of illness, quarantine, worker absenteeism, limitations on travel, or government or social distancing restrictions, or difficulty maintaining or retaining staff, which may have a disproportionate impact on our business compared to other companies that depend less on the in-person provision of services;
•periodic classroom closures or temporary center closures due to potential exposure to COVID-19, which may impact our reputation or impact parent/client confidence resulting in reduced demand or the adoption of alternative child care options;
•the length of time before COVID-19 vaccines are available to the general public or children or the lack of widespread adoption and acceptance of the vaccine by the general public, which may have a disproportionate impact on our business compared to other companies that depend less on the in-person provision of services;
•reduced or shifting demand for our services due to adverse and uncertain economic and demographic conditions, including as a result of clients that have been adversely impacted, and/or increased unemployment, continued school and business closures, new lockdown orders, long-term shift to an at-home workforce, and general effects of a broad-based economic recession;
•incremental costs associated with mitigating the effects of the pandemic, additional procedures and protocols required to maintain health and safety at our centers, and costs and reputational harm associated with a potential COVID-19 outbreak at our centers, or the failure of compliance with our COVID-19 health and safety protocols;
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
•reduction in our liquidity position limiting our ability to service our indebtedness and our future ability to incur additional indebtedness or financing; and
•downgrades to our credit rating by ratings agencies which could reduce our ability to access capital markets.
These factors could place limitations on our ability to operate effectively and could have a material adverse effect on our operations, financial condition and operating results. As the situation continues to evolve and more information and guidance becomes available, we may adjust our current plans, policies and procedures to address the rapidly changing variables related to the pandemic. The COVID-19 pandemic could continue to have a negative impact on our results of operations, the size and duration of which we are currently unable to predict. Additional impacts may arise of which we are currently not aware, the nature and extent of which will depend on future developments which are highly uncertain and cannot be predicted.
Changes in the demand for child and adult/elder dependent care, and workplace solutions, which may be negatively affected by demographic trends and economic conditions, may affect our operating results.
Our business strategy depends on employers recognizing the value in providing employees with child care, dependent care, workforce education, and other workplace solutions as an employee benefit. The number of employers that view such services as cost-effective or beneficial to their workforces may not continue to grow at the levels we anticipate or may diminish. In addition, changes in demographic trends, including the number of two working parent or working single parent families in the workforce, may impact the demand for our services. Such changes could materially and adversely affect our business and operating results.

Even as employers recognize the value of our services, demand may be adversely affected by general economic conditions or changes in workforce demographics and work-place environments as a result of COVID-19. Uncertainty or a deterioration in economic conditions could lead to reduced demand for our services as employer clients may reduce or eliminate their sponsorship of work and family services, and prospective clients may not commit resources to such services. In addition, a reduction in the size of an employer’s workforce could negatively impact the demand for our services and result in reduced enrollment or failure of our employer clients to renew their contracts. A deterioration of general economic conditions or changes in workforce demographics may adversely impact the need for our services because out-of-work parents may decrease or discontinue the use of child care services, or be unwilling to pay tuition for high-quality services. Additionally, we may not be able to increase the price for our services at a rate consistent with increases in our operating costs. If demand for our services were to decrease, it could disrupt our operations and have a material adverse effect on our business and operating results.
Our business depends largely on our ability to hire and retain qualified teachers and maintain strong employee relations.
The provision of child care services is personnel intensive. Our business depends on our ability to attract, train, and retain the appropriate mix of qualified employees and on effectively implementing and maintaining strong employee relations, cultivating an atmosphere of trust, and effectively communicating the value proposition of working at Bright Horizons. The child care industry traditionally has experienced high turnover rates. In addition, state laws require our teachers and other staff members to meet certain educational and other minimum requirements, and we often require that teachers and staff at our centers have additional qualifications. We are also required by state laws to maintain certain prescribed minimum adult-to-child ratios. If we are unable to hire and retain qualified teachers at a center, we could be required to reduce enrollment or be prevented from accepting additional enrollment in order to comply with such mandated ratios. In certain markets, we may experience difficulty in attracting, hiring and retaining qualified teachers due to tight labor pools, or we may experience difficulty in attracting and retaining teachers due to health concerns and changes in the work environment as a result of COVID-19, which may require us to offer increased salaries, enhanced benefits and institute initiatives to maintain strong employee relations, which could result in increased costs. Difficulties in hiring and retaining qualified personnel may also affect our ability to meet growth objectives in certain geographies and to take advantage of additional enrollment opportunities at our child care and early education centers in these markets, which could negatively impact our business. From time to time we may be subject to employee organizing efforts. Labor union representation of a material number of our employees could impact our business, financial condition or operating results as a result of additional labor costs, payroll and benefit expenses, new rules and practices, or work stoppages.
Because our success depends substantially on the value of our brands and reputation as a provider of choice, adverse publicity could impact the demand for our services.
Our reputation and brand are critical to our business. Adverse publicity concerning reported incidents or allegations of inappropriate, illegal or harmful acts to a child at any child care center or by a caregiver or through a third party provider, whether or not directly relating to or involving Bright Horizons, could result in decreased enrollment at our child care centers, termination of existing corporate relationships, inability to attract new corporate relationships, or increased insurance costs, all of which could adversely affect our operations. Brand value and our reputation can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in substantial litigation. These incidents may arise from events that are beyond our ability to control, such as instances of abuse or actions taken (or not taken) by one or more center managers, teachers, or caregivers relating to the health, safety or welfare of children in our care. In addition, from time to time, customers and others make claims and take legal action against us. Whether or not claims have merit, they may adversely affect our reputation and the demand for our services. Such demand could also diminish significantly if any such incidents or other matters erode general confidence in us or our services, which would likely result in lower sales, and could materially and adversely affect our business and operating results. Any reputational damage could have a material adverse effect on our brand value and our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Breaches in data security and other information technology interruptions could adversely affect our financial condition and operating results.
As part of our business, we collect and store sensitive data and certain personal information from our clients, the families and children we serve, and our employees.  We also utilize third-party vendors and electronic payment methods to process and store some of this information, including credit card information.  Storing this data exposes us to increased risk of privacy and/or security breaches as well as increased vulnerability to cyber-attacks. Cybersecurity threats in particular are persistent, evolve quickly, and include, but are not limited to, computer viruses, ransomware attacks, attempts to access information, phishing scams, denial of service attacks and other security breaches of software, systems or platforms. Such cybersecurity threats may increase as a result of COVID-19 and the related shift to more employees working remotely, as cybercriminals attempt denial of service related attacks and other disruptive actions. Like many businesses, we have in the past and will in the future continue to be subject to cybersecurity threats and attempts to compromise and penetrate our data security and systems.

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
Failure of these systems to operate effectively or a compromise in the security of our systems that results in unauthorized persons or entities obtaining personal information could materially and adversely affect our reputation, operations, operating results, and financial condition. Breaches in our data security, those of our affiliates or other third-parties, could expose us to risks of data loss, inappropriate disclosure of confidential or proprietary information, litigation or the imposition of penalties against us, liability, impede our processing of transactions and our financial reporting, and could result in a disruption of our operations. The impact of these security threats and other disruptions are difficult to predict, our insurance coverage may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them. Additionally, any related negative publicity could significantly harm our reputation and could materially and adversely affect our business and operating results.
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
Hiring and retaining key employees and qualified personnel, including teachers, is critical to our business and labor costs are our largest expense. Because we are primarily a service business, inflationary factors and regulatory changes that contribute to wage and benefits cost increases result in significant increases in the costs of running our business. We expect to pay employees at rates above the minimum wage, and increases in the statutory minimum wage rates could result in a corresponding increase in the wages and benefits we pay to our employees. Additionally, competition for teachers in certain markets, and costs associated with rehiring and retaining previously furloughed employees, and costs of retraining teachers could result in significant increases in the cost of running our business. Our success depends on our ability to continue to pass along these costs to our customers and to meet our changing labor needs while controlling costs. In the event that we cannot increase the price for our services to cover these higher wage and benefit costs without reducing customer demand for our services, our margins could be adversely affected, which could have a material adverse effect on our financial condition and results of operations as well as our growth.
Changes in our relationships with employer sponsors or failure to anticipate and respond to changing client and customer (parents or client employees) preferences and expectations may affect our operating results.
We derive a significant portion of our business from child care and early education centers, back-up care, and other workplace solutions associated with employer sponsors for whom we provide these services at single or multiple sites pursuant to contractual arrangements. Our contracts with employers for full-service center-based child care typically have terms of three to ten years, and our contracts related to back-up care and educational advisory services typically have terms of one to three years, with varying terms and renewal and termination options. We have a history of consistent contract renewals, but we may not experience similar renewal rates in the future. The termination or non-renewal of a significant number of contracts or the termination of a multiple-site or multiple-service client relationship could have a material adverse effect on our business, results of operations, financial condition or cash flows. Additionally, our continued success depends on our ability to convert and retain new and existing clients and our ability to develop new consumer-oriented strategies or services to accommodate changing client, learner, or parent expectations and preferences around service delivery. Our future success depends on our ability to continue to meet the evolving needs and expectations of our customers, including enhancing our existing services. Failure to meet these needs may result in client loss and reduced demand and could have a material impact on our financial results.
We depend on key management and key employees to manage our business.
Our success depends on the efforts, abilities and continued services of our executive officers and other key employees. We believe future success will depend upon our ability to continue to attract, motivate and retain highly-skilled managerial, sales and marketing, divisional, regional and child care and early education center director personnel as well as key personnel in the back-up care and educational advisory markets. Failure to retain our leadership team and attract and retain other important personnel could lead to disruptions in management and operations, which could affect our business and operating results.

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
Health pandemics, natural disaster, sociopolitical or other catastrophic event could severely disrupt our business.
A regional or global health pandemic, not unlike COVID-19, depending upon its duration and severity, could severely affect our business. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public in the event of a health pandemic, and local, regional or national governments might limit or ban public interactions to halt or delay the spread of diseases causing business disruptions and the temporary closure of our centers. Additionally, a health pandemic could also impair our ability to hire and maintain an adequate level of staff and may have a disproportionate impact on our business compared to other companies that depend less on the in-person provision of services.
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
Additionally, our information systems are essential to our back-up and educational advisory and other services segments as well as to the corporate departments that support our lines of business. If those systems are damaged, interrupted or cease to function properly or if our disaster recovery and business continuity plans fail, it may have a material adverse effect on our business or results of operations.
Financing Related Risks
Our substantial indebtedness could adversely affect our financial condition.
We have a significant amount of indebtedness from borrowings outstanding under our senior secured credit facilities. Information on our debt is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and Note 11, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Our level of debt could have significant consequences, including:
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate needs, and increasing our cost of borrowing;
•requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other corporate purposes, thereby reducing the amount of cash flow available for operations, capital expenditures, and acquisitions among other requirements; and
•limiting our flexibility in planning for, and reacting to, changes in the industry in which we compete and placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates.
In addition, borrowings under our senior secured credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher interest service requirements, which could adversely affect our cash flows and impact future earnings. While we have entered into variable-to-fixed interest rate swap agreements and interest rate caps to limit our exposure to higher interest rates on a portion of our debt, and may enter into additional agreements in the future, any such agreements may not offer complete protection from this risk and may carry additional risks. For information regarding our sensitivity to changes in interest rates, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

Our senior secured credit facilities are subject to variable interest rates that are indexed to LIBOR. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, previously announced in July 2017 that it intends to phase out LIBOR by the end of 2021; however, this has been extended until 2023. Our credit agreement provides for application of the current LIBOR rate and it is not currently possible to predict the effect of alternative reference rates or any other reforms to LIBOR that may be enacted. The expected discontinuation, reform, or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have an adverse effect on the Company’s interest expense and results of operations.
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
Industry, Competition and Growth Risks
A permanent shift in workforce demographics and office environments may result in decreased demand for center-based child care and have an adverse effect our results of operations.
During the ongoing COVID-19 pandemic, a substantial portion of the workforce, including parents of children we serve at our centers, transitioned from working in traditional office environments to working in “virtual” or “home” offices, including in our primary markets of the United States, United Kingdom, and the Netherlands. While we expect that many employees will return to traditional office environments once the likelihood of exposure to COVID-19 is significantly reduced, some employers may continue to encourage their employees to maintain a remote or work-from-home presence or may permanently move all or a portion of their workforce to work remotely. While working parents continue to need child care regardless of their work location, there are no assurances that parents who work-from-home will continue to use our centers or will not require other part-time child care arrangements that accommodate different working arrangements. Additionally, we believe that as a result of COVID-19, more women have temporarily stepped back from the workforce and that traditional dual-career households may have temporarily decreased. A shift in workplace demographics where employees work-from-home on a part- or full-time basis, or a sustained decrease in the number of women or dual-career households in the workforce, may reduce demand for center-based child care or specific center locations as well as other service offerings. We may be unable to successfully meet changed client and parent demands and needs, which may have a material adverse effect on our business or results of operations.
The growth of our business may be adversely affected if we do not implement our growth strategies and initiatives successfully or if we are unable to manage our growth or operations effectively.
We have expanded and are continuing to expand our operations, suite of services and client relationships, which has placed, and will continue to place, significant demands on our management and our operational, IT and financial infrastructure. Additionally, our ability to grow in the future will depend upon a number of factors, including the ability to develop and expand new and existing client relationships, to continue to provide and expand the high-quality services we offer, to hire and train qualified personnel, to expand and grow in existing and future markets, to develop and operationalize new service offerings, and to sustain operational excellence and efficiencies across all business lines. Achieving and sustaining growth requires the successful execution of our growth strategies, which may require the implementation of enhancements to customer-facing, operational and financial systems, expanded sales and marketing capacity, continuous updates to technology and improvements to processes and systems, and additional or new organizational resources. Given these challenges, we may be unable to manage our expanding operations effectively, or to maintain our growth, which could have a material adverse effect on our business or results of operations.

Acquisitions present many risks and may disrupt our operations. We also may not realize the financial and strategic goals that were contemplated at the time of the transaction.
Acquisitions are an integral part of our growth strategy and we have made, and intend to continue to make, acquisitions to add centers, clients, new service offerings and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. Acquisitions involve numerous risks, including potential difficulties in the integration of acquired operations, such as bringing new centers through the re-licensing or accreditation processes, successfully implementing our curriculum programs, integration of systems and technology, diversion of management’s attention and resources in connection with an acquisition and its integration, loss of key employees or key service contract arrangements of the acquired operations, and failure of acquired operations to effectively and timely adopt our internal control processes and other policies. Additionally, the acquisition of new service offerings or emerging services may present operational and integration challenges, particularly with respect to companies that have significant or complex operations or that provide services where we do not have significant prior experience. With any acquisition, the financial and strategic goals that were contemplated at the time of the transaction may not be realized due to increased costs, undisclosed liabilities not covered by insurance or by the terms of the acquisition, write-offs or impairment charges relating to goodwill and other intangible assets, and other unexpected integration costs. We also may not have success in identifying, executing and integrating acquisitions in the future. The occurrence of any of these risks could have an impact on our business, results of operation, financial condition or cash flows, particularly in the event of a larger acquisition or concurrent acquisitions. For information on our acquisition growth strategy, see Item 1,“Business — Our Competitive Strengths” and “— Our Growth Strategy.”
Significant competition in our industry could adversely affect our results of operations.
We compete for enrollment and sponsorship of our child care and early education centers in a highly-fragmented market. For enrollment, we compete with center-based child care (such as residential and worksite child care centers, full- and part-time nursery schools, private and public elementary schools and church-affiliated and other not-for-profit providers) as well as family child care (operated out of the caregiver’s home). In addition, alternatives to organized child care, such as relatives and nannies caring for children, can represent lower cost options to our services. For sponsorship, we compete primarily with large community-based child care companies with divisions focused on employer sponsorship and with regional child care providers who target employer sponsorship. We believe that our ability to compete successfully depends on a number of factors, including quality of care, site convenience and cost. We often face a price disadvantage to our competition, which may have access to greater financial resources, greater name recognition or lower operating or compliance costs. In addition, certain competitors may be able to operate with little or no rental expense and sometimes do not comply or are not required to comply with the same health, safety and operational regulations with which we comply. Therefore, we may be unable to continue to compete successfully against current and future competitors.
In connection with our back-up care and educational advisory and other services segments, we face competition from existing providers and new entrants into the market. We believe our ability to compete in these markets is dependent on prices for services, quality and timeliness of service delivery, and our digital platforms and offerings. However, competitors may seek to provide alternative offerings or undercut pricing in these markets. If we are unable to maintain our competitive advantage, our growth could be adversely impacted and our future operating results negatively impacted.
Governmental universal child care benefit programs could reduce the demand for our services.
National, state or local child care benefit programs comprised primarily of subsidies in the form of tax credits or other direct government financial aid to parents provide us opportunities for expansion in additional markets. However, a universal benefit with governmentally mandated or provided child care could reduce the demand for early care services at our existing child care and early education centers due to the availability of lower cost care alternatives or could place downward pressure on the tuition and fees we charge, which could adversely affect our revenues and results of operations. Additionally, changes in government support programs in our international jurisdictions, such as the reduction of government-funded tuition subsidies, could reduce the demand for our services in these markets, adversely impacting our results of operations.

Litigation, Insurance, Tax and Regulatory Risks
Our business activities subject us to litigation risks that may lead to significant reputational damage, monetary damages and other remedies and increase our litigation expense.
Because of the nature of our business, we may be subject to claims and litigation, including unasserted claims and matters, alleging negligence, inadequate supervision, illegal, inappropriate or abusive behavior, health and safety, or other grounds for liability arising from injuries or other harm to the people we serve, primarily children. We may also be subject to employee claims based on, among other things, discrimination, harassment or wrongful termination. These claims and lawsuits could result in damages and other costs that our insurance may be inadequate to cover or result in licensing suspensions or revocation. In addition to diverting our management resources, such allegations may result in publicity that may materially and adversely affect us, our brands and our reputation, regardless of the validity of any such allegations. Any such claim or the publicity resulting from claims may have a material adverse effect on our business, reputation, results of operations and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for our services from employer sponsors and families.
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
Significant changes to the availability of, or increases in the cost of, insurance or our deductibles may negatively affect our profitability.
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
Our child care and early education centers, back-up care, and educational advisory services are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other areas, the adequacy of buildings and equipment, licensed capacity, adult-to-child ratios, educational qualifications and training of staff, record keeping, dietary program, daily curriculum, hiring practices, and compliance with changes in federal and local labor laws and regulations, health and safety standards and requirements, including COVID-19 protocols, and data privacy statutes. In addition to costs associated with compliance of changing laws and regulations, failure to comply with applicable regulations and requirements could subject us to governmental sanctions, which can include fines, corrective orders, probation or, in more serious cases, suspension or revocation of one or more of our child care centers’ licenses to operate, and require significant expenditures to bring those centers into compliance.
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

International Risks
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
We are also subject to inherent risks attributed to operating in a global economy. As of December 31, 2020, we had 363 centers located in three foreign countries - United Kingdom, Netherlands and India. If the international markets in which we compete are affected by changes in political, social, legal, economic, or other factors, such as the economic and political uncertainty resulting from the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”) and the global economic impact from the current COVID-19 health crisis, our business and operating results may be materially and adversely affected. Uncertainty as a result of Brexit or COVID-19 may last for years and could also impact our clients’ businesses and operations. Our international operations may subject us to additional risks that differ in each country in which we operate and such risks may negatively affect our results. The factors impacting the international markets in which we operate may include changes in laws and regulations affecting the operation of child care centers, parent or tuition subsidies or other government financial support, the imposition of restrictions on currency conversion or the transfer of funds, or increases in the taxes paid and other changes in applicable tax laws.
Our business is exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
As a multinational company, we conduct our business in a variety of markets and are therefore subject to market risk for changes in foreign currency exchange rates. Instability in European financial markets or other events, such as the economic uncertainty resulting from Brexit and the impact of the COVID-19 pandemic, could cause fluctuations in exchange rates that may adversely affect our revenues and net earnings. Approximately 23% of our revenue was generated outside the United States in 2020. While most of our revenues, costs and debts are denominated in U.S. dollars, revenues and costs from our operations outside of the United States are denominated in the currency of the country in which the services are provided, and these currencies could become less valuable as a result of exchange rate fluctuations. Such changes in foreign currency exchange rates could materially and adversely affect our business and operating results.
Market Related Risks
We cannot guarantee that we will repurchase our common stock pursuant to our stock repurchase program or that our stock repurchase program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
We have a share repurchase program pursuant to which the Company was authorized to repurchase shares of our common stock up to a total repurchase price of $300 million, of which $194.9 million remained available at December 31, 2020.  Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Stock may be purchased from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. The existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. There is no assurance that our stock repurchase program will enhance long-term stockholder value and short-term stock price fluctuations could reduce the program’s effectiveness.

Our stock price could be extremely volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.
The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere herein and others such as:
•variations in our operating performance and the performance of our competitors;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us, our competitors, or our industry;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•additions and departures of key personnel;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;
•the passage of legislation or other regulatory developments affecting us or our industry;
•speculation in the press or investment community;
•changes in accounting principles;
•terrorist acts, acts of war, or periods of widespread civil unrest;
•pandemics, natural disasters and other calamities; and
•changes in general market and economic conditions.
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
Our certificate of incorporation and restated bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and limitations on actions by our stockholders, including the need for super majority approval to amend, alter, change or repeal specified provisions of our certificate of incorporation and restated bylaws, a prohibition on the ability of our stockholders to act by written consent and certain limitations on the ability of our stockholders to call a special meeting. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than Bain Capital Partners LLC. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change our direction or management may be unsuccessful.

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
The exclusive forum provision in our certificate of incorporation does not apply to claims brought pursuant to United States federal securities laws including the Exchange Act or the Securities Act of 1933, as amended. The exclusive forum provision in our certificate of incorporation will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In December 2020, we completed the move to our new corporate headquarters located in Newton, Massachusetts, where we lease approximately 110,000 square feet of office space. We also lease approximately 50,000 square feet for our contact center in Broomfield, Colorado, as well as spaces for regional administrative offices including locations in Rushden and London in the United Kingdom, and Amsterdam in the Netherlands. We also lease a number of child care and early education centers in the geographies in which we operate. We do not consider any of our properties, including our corporate headquarters, to be material to our operations.
As of December 31, 2020, we operated 1,014 child care and early education centers across the United States, and in the United Kingdom, the Netherlands and India, of which 116 were owned, with the remaining centers being operated under operating leases or service agreements. Leases typically have initial terms ranging from 10 to 15 years, generally with renewal options.
The following table summarizes the locations of our child care and early education centers as of December 31, 2020:

Location	Number of Centers
United States	651
United Kingdom	299
Netherlands	62
India	2
1,014
We believe that our properties are generally in good condition, are adequate for our operations, and meet or exceed the regulatory requirements for health, safety and child care licensing established by the governments where they are located.
Item 3. Legal Proceedings
We are, from time to time, subject to claims, suits, and matters arising in the ordinary course of business. Such claims have in the past generally been covered by insurance, but there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims or matters brought against us and a portion of our general liability coverage is provided by our wholly-owned captive insurance company. We believe the resolution of such legal matters will not have a material adverse effect on our financial position, results of operations, or cash flows, although we cannot predict the ultimate outcome of any such actions. Refer to Note 19, Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.

Item 4. Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
Set forth below is certain information about our executive officers. Ages are as of December 31, 2020.
Stephen H. Kramer, age 50, has served as Chief Executive Officer and a director of the Company since January 2018 and as President of the Company since January 2016. Mr. Kramer served as the Chief Development Officer from January 2014 until January 2016 and as Senior Vice President, Strategic Growth & Global Operations from January 2010 until December 2013. He served as Managing Director, Europe from January 2008 until December 2009. He joined Bright Horizons in September 2006 through the acquisition of College Coach, which he co-founded and led for eight years.
Elizabeth J. Boland, age 61, has served as Chief Financial Officer of the Company since June 1999. Ms. Boland joined Bright Horizons in September 1997 and served as Chief Financial Officer and, subsequent to the merger between Bright Horizons and Corporate Family Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. She served as Treasurer from October 2016 until September 2020. Prior to joining Bright Horizons, Ms. Boland served as Chief Financial Officer and Vice President-Finance at various companies. From 1981 to 1990, Ms. Boland worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager. Ms. Boland has served as a member of the Board and Audit Committee of The Children’s Place, Inc. (Nasdaq: PLCE) since May 2019.
Mary Lou Burke Afonso, age 56, has served as Chief Operating Officer, North America Center Operations of the Company since January 2016 and is a 25-year veteran of the Company. Ms. Burke Afonso served as the Company’s Executive Vice President of North America Center Operations from January 2014 until December 2015 and, from January 2005 to December 2013, she served as Senior Vice President, Client Relations. Throughout her tenure, she has also held other leadership positions in Finance, Center Operations, Business Operations, Client Relations, and College Coach.  Prior to joining Bright Horizons in 1995, Ms. Burke Afonso served as the controller for BOSE Corporation in France and worked on the audit staff at Price Waterhouse, LLP in Boston.
John G. Casagrande, age 62, has served as General Counsel of the Company since January 2010 and as Secretary since December 2019. Mr. Casagrande joined Bright Horizons in 2005 as Senior Counsel, Special Projects through the Company’s acquisition of ChildrenFirst, Inc., where he served as its legal counsel for eight years. Mr. Casagrande was employed as an Associate at Palmer and Dodge LLP from 1987 through 1995.
Maribeth N. Bearfield, age 62, has served as the Company’s Chief Human Resources Officer since January 2017. Before joining Bright Horizons, Ms. Bearfield served as Executive Vice President and CHRO at Kaseya Corporation from June 2014 to October 2016, as Executive Vice President and CHRO at The Hanover Insurance Group from 2012 to 2014, and in various leadership positions at State Street Corporation including as Senior Vice President and Chief Talent Officer from 2009 to 2012. Ms. Bearfield has also held positions in Human Resources at Cisco Systems Inc., Oracle Corporation and GTE Corporation.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
Our common stock has been listed on the NYSE under the symbol “BFAM” since January 25, 2013. Prior to that time, there was no public market for our common stock.
As of February 19, 2021, there were 22 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1) (d)
October 1, 2020 to October 31, 2020	—	$—	—	$194,850
November 1, 2020 to November 30, 2020	—	$—	—	$194,850
December 1, 2020 to December 31, 2020	—	$—	—	$194,850
	—		—
(1)     The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. All repurchased shares have been retired.
Equity Compensation Plans
The following table provides information as of December 31, 2020 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,580,391	$98.58	2,422,314
Equity compensation plans not approved by security holders	—	—	—
Total	2,580,391	$98.58	2,422,314
(1)     The number of securities includes 69,660 shares that may be issued upon the settlement of restricted stock units and performance stock units. The restricted stock units and performance stock units are excluded from the weighted average exercise price calculation.

Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the total return to stockholders of our common stock for the past five years through December 31, 2020, relative to the total return of the following:
•the New York Stock Exchange Composite Index; and
•the Russell Midcap Growth Index. Bright Horizons selected an index as a comparable as there is a lack of public company comparables in our industry, with most of our peers operating as private companies or divisions of larger diversified companies, and no widely recognized published industry indices. We determined that an equity index for companies with similar market capitalization and growth objectives would provide for an appropriate peer group and we believe the Russell Midcap Growth Index provides the best means of comparison to the Company. The Russell Midcap Growth Index is a subset of the Russell 1000 Index and is composed of select companies from the 800 smallest companies of the Russell 1000 Index (Russell Midcap Index) that display higher price-to-book ratios and higher forecasted growth values.
The graph assumes that $100 was invested in our common stock, and in the indices noted above, and that all dividends, if any, were reinvested. No dividends have been declared or paid on our common stock.

$300
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Bright Horizons Family Solutions Inc.
NYSE Composite Index
Russell Midcap Growth Index

The stock price performance shown in the graph is not necessarily indicative of future performance.

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Bright Horizons Family Solutions Inc.	$100.00	$104.82	$140.72	$166.84	$224.99	$258.97
NYSE Composite Index	$100.00	$112.08	$133.26	$121.54	$152.83	$163.51
Russell Midcap Growth Index	$100.00	$107.33	$134.45	$128.06	$173.48	$235.22

Item 6. Selected Financial Data
The following table sets forth our selected historical consolidated financial data for the periods indicated, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and the related notes thereto appearing in Item 8 of this Annual Report on Form 10-K. The selected historical financial data has been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. Our operations were significantly impacted in 2020 due to the temporary closure of a significant portion of our child care centers, reduced enrollment at child care centers that re-opened during the year, and impairment costs and other costs primarily associated with the temporary and permanent closure of centers.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except share data)
Consolidated Statement of Income Data:
Revenue	$1,515,093	$2,062,017	$1,903,182	$1,740,905	$1,569,841
Cost of services	1,210,544	1,539,081	1,429,927	1,310,295	1,178,994
Gross profit	304,549	522,936	473,255	430,610	390,847
Selling, general and administrative expenses	219,563	221,496	201,591	188,939	163,967
Amortization of intangible assets	31,652	33,621	32,569	32,561	29,642
Other expenses (1)	—	—	—	3,671	—
Income from operations	53,334	267,819	239,095	205,439	197,238
Loss on extinguishment of debt (2)	—	—	—	—	(11,117)
Interest expense — net	(37,682)	(45,154)	(47,508)	(44,039)	(42,924)
Income before income tax	15,652	222,665	191,587	161,400	143,197
Income tax benefit (expense) (3)	11,340	(42,279)	(33,606)	(4,437)	(48,437)
Net income	$26,992	$180,386	$157,981	$156,963	$94,760

Allocation of net income to common stockholders:
Common stock—basic	$26,876	$179,520	$157,096	$155,995	$93,919
Common stock—diluted	$26,878	$179,536	$157,114	$156,016	$93,938
Earnings per common share:
Common stock—basic	$0.45	$3.10	$2.72	$2.65	$1.59
Common stock—diluted	$0.45	$3.05	$2.66	$2.59	$1.55
Weighted average common shares outstanding:
Common stock—basic	59,533,104	57,838,245	57,812,602	58,873,196	59,229,069
Common stock—diluted	60,309,985	58,947,240	59,000,669	60,253,691	60,594,895
Consolidated Balance Sheet Data (at period end):
Total cash and cash equivalents	$384,344	$27,872	$15,450	$23,227	$14,633
Total assets (4)	3,726,648	3,330,420	2,524,306	2,468,644	2,359,017
Total liabilities, excluding debt (4)	1,411,964	1,320,353	579,009	535,723	530,391
Total debt, including current maturities (5)	1,030,887	1,038,799	1,165,820	1,183,861	1,140,759
Total stockholders’ equity	1,283,797	971,268	779,477	749,060	687,867
(1)The Company incurred losses of $3.7 million during the year ended December 31, 2017, associated with the disposition of our remaining assets in Ireland, which included three centers.
(2)The Company recognized a loss on the extinguishment of debt in the year ended December 31, 2016 in relation to its debt refinancing in November 2016.
(3)Income tax expense in 2020, 2019, 2018 and 2017 includes the impact of the Tax Cuts and Jobs Act (“Tax Act”) and the reduction in the federal corporate tax rates from 35% to 21%. Additionally, income tax expense was reduced by $16.2 million, $13.9 million, $12.1 million and $26.5 million in 2020, 2019, 2018 and 2017, respectively, for the excess tax benefits associated with the exercise of stock options and vesting of restricted stock due to the adoption of Accounting Standards Update 2106-09: Compensation-Stock Compensation (Topic 718), which was adopted prospectively January 1, 2017. The excess tax benefits from stock-based compensation were recorded to the balance sheet in the years prior to adoption.

(4)The Balance Sheet Data table above reflects the adoption of Accounting Standards Update 2016-02, Leases (“ASC 842”) in 2019, which resulted in the recognition of lease assets and lease liabilities on the consolidated balance sheet. As of December 31, 2020 and 2019, there were operating lease liabilities of $816.9 million and $769.0 million, respectively, and operating lease right-of-use assets (“ROUA” or “lease assets”) of $717.8 million and $701.0 million, respectively, on the consolidated balance sheet. The comparative information for prior periods has not been adjusted and continues to be reported in accordance with the accounting standards in effect for those periods under the previously applicable guidance. Refer to Note 4, Leases, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.
(5)Total debt includes amounts outstanding under our senior secured credit facilities, including our term loans and revolving credit facility.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statements. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.
Overview
We are a leading provider of high-quality child care and early education, dependent care and workforce education services that are designed to help client employees better integrate work and family life, as well as grow their careers. We provide services primarily under multi-year contracts with employers who offer child care and early education, back-up care, and educational advisory and other services as part of their employee benefits packages in an effort to support employees across life and career stages and to improve recruitment, employee engagement, productivity, retention and career advancement. As of December 31, 2020, we had more than 1,300 client relationships with employers across a diverse array of industries, including more than 190 Fortune 500 companies and more than 80 of Working Mother magazine’s 2020 “100 Best Companies.”
At December 31, 2020, we operated 1,014 child care and early education centers, consisting of 651 centers in North America and 363 centers in Europe. We have the capacity to serve approximately 114,000 children and their families in the United States, the United Kingdom, the Netherlands and India. We seek to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence. At December 31, 2020, 910 of our child care and early education centers were open.
We operate centers for a diverse group of clients. At December 31, 2020, we managed child care centers on behalf of single employers in the following industries and also managed lease/consortium locations in approximately the following proportions:

	Percentage of Centers
Classification	North America	Europe
Employer locations:
Healthcare and Pharmaceuticals	17.5%	2.0%
Government and Higher Education	15.0	5.5
Financial Services	7.5	2.0
Consumer	7.5	—
Professional Services and Other	7.5	—
Technology	5.0	1.0
Industrial/Manufacturing	2.5	2.0
	62.5	12.5
Lease/consortium locations	37.5	87.5
	100.0%	100.0%

Segments
Our reportable segments are comprised of full-service center-based child care, back-up care, and educational advisory and other services. Full-service center-based child care includes traditional center-based child care, preschool and elementary education. Back-up care includes center-based back-up child care, in-home care for children and adult/elder dependents, and self-sourced reimbursed care. Educational advisory and other services primarily consist of tuition assistance and student loan repayment program administration, workforce education, related educational advising, college admissions advisory services, as well as Sittercity, an online marketplace for families and caregivers, which we acquired in 2020.
Center Models
We operate our centers under two principal business models: (1) a profit and loss (“P&L”) model, and (2) a cost-plus model. Approximately 75% of our centers operate under the P&L model. Under this model, we retain the financial risk of operating the child care center and are therefore subject to variability in financial performance due to fluctuation in enrollment levels. The P&L model is further classified into two subcategories: a sponsor model, and a lease/consortium model. Under the sponsor model, we provide child care and early education services on either an exclusive or priority enrollment basis for the employees of an employer sponsor, and the employer sponsor generally retains responsibility for the development of the child care center (which is owned or leased by the sponsor), as well as pre-opening capital equipment, and ongoing maintenance and repair. Arrangements with employer sponsors generally have initial terms ranging from three to ten years with varying terms, renewal and termination options. Under the lease/consortium model, the child care center is typically located in an office building or office park in a property that we lease, and we provide child care and early education services to the employees of multiple employers, as well as to families in the surrounding community. We typically enter into leases with initial terms ranging from 10 to 15 years for these centers, often with renewal options.
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
Approximately 25% of our centers operate under the cost-plus business model. Under this model, we receive a fee from the employer sponsor for managing and operating their center. Additionally, employer sponsors typically provide operating subsidies to support the ongoing provision of child care services to their employees if center operating costs exceed revenue from tuition paid by parents. Under this model, the employer sponsor typically retains responsibility for the development of the child care center (which is owned or leased by the sponsor), as well as pre-opening capital equipment, and ongoing maintenance and repair, and the center is profitable from the outset. Our cost-plus contracts typically have initial terms ranging from three to five years with varying terms, renewal and termination options. For additional information about the way we operate our centers, see “Business — Our Operations” in Item 1 of this Annual Report on Form 10-K.
Cost Factors
Cost of services consists of direct expenses associated with the operation of our centers, and the provision of back-up care services, including fees to back-up care providers, and educational advisory and other services. Direct expenses consist primarily of payroll and benefits for personnel, food costs, program supplies and materials, parent marketing, and facilities costs, including occupancy costs and depreciation. Personnel costs are the largest component of a center’s operating costs, which typically represent approximately 70% of a center’s operating expenses. We are typically responsible for additional costs in a P&L model center as compared to a cost-plus model center. As a result, personnel costs for centers operating under the P&L model will typically represent a smaller proportion of overall costs when compared to the centers operating under the cost-plus model.
Selling, general and administrative expenses consist primarily of payroll and benefits (including stock-based compensation costs) for corporate, regional and business development personnel. Other overhead costs include information technology, occupancy costs for corporate and regional personnel, professional service fees, including accounting and legal services, and other general corporate expenses.
As of December 31, 2020, our consolidated total debt outstanding was $1.0 billion, and a portion of our cash flows from operations has been used to make interest payments on our indebtedness. Interest payments were $35.3 million in 2020, a decrease from interest payments of $43.1 million in 2019, due to decreased borrowings on our revolving credit facility, as well as decreased interest rates. Based on current applicable interest rates and estimates of changes to the underlying base rates, we expect our interest payments to approximate $36 to $38 million in 2021.

COVID-19 Pandemic and 2020 Performance Factors
Since March 2020, the world has been significantly impacted by the COVID-19 pandemic. Our global operations have been substantially disrupted by the COVID-19 pandemic and the measures to prevent its spread, such as required business and school closures and stay-at-home orders. In mid-March 2020, in response to the challenges presented by COVID-19, we temporarily closed approximately 850, or 80%, of our centers, while continuing to operate critical health care client and “hub” centers to provide care and support services to the children whose parents worked on the front lines of the response. As countries and local jurisdictions lifted certain restrictions, we began a phased re-opening of our temporarily closed centers, the majority of which re-opened between June and September 2020. As of December 31, 2020, approximately 90% of our 1,014 child care and early education centers were open. Our centers are operating with stringent COVID-19 protocols to protect the health and safety of the children, families and staff. These practices include social distancing procedures for pick-up and drop-off, daily health screenings, the use of face masks by our staff, limited group sizes, and enhanced hygiene and cleaning practices. We are focused on the re-enrollment and ramping of our centers, while also continuing the phased re-opening of the limited number of centers that remain temporarily closed. The status of our operations is as follows:
•United States: As of December 31, 2020, we had approximately 550 open centers in the United States, and approximately 100 centers remained temporarily closed. During the year ended December 31, 2020, we opened 13 new centers and permanently closed 72 locations where demand and economics had shifted. We are working with client partners to determine the timing and cadence of re-opening our remaining temporarily closed centers.
•United Kingdom: As of December 31, 2020, our 299 centers in the United Kingdom were open. During the year ended December 31, 2020, we opened 2 new centers and permanently closed 16 locations where demand and economics had shifted. Recently re-imposed government restrictions on travel and public gatherings in response to increased COVID-19 infections, which we expect to be in effect until March 8, 2021, have resulted in reduced attendance at our child care centers, which have remained open to serve children and families in accordance with the government mandates.
•Netherlands: As of December 31, 2020, our 62 centers in the Netherlands were open. During the year ended December 31, 2020, we opened 3 new centers. Centers have remained operational throughout the pandemic under the Dutch government mandate that required nurseries to remain open to serve the children of parents who work in vital professions, such as health care or emergency services. The recent government mandate, which was in effect through February 8, 2021, re-imposed restrictions on attendance at child care centers to children of parents in vital professions only, while also reinstating the government’s support of the child care industry through the continued payment of tuition subsidies.
•Back-up Care and Educational Advisory: Our other primary service offerings — Back-up Care and Educational Advisory — have remained fully operational for our clients and their employees. In response to the acute need for child care support during the pandemic, we expanded back-up care services to support the needs of families affected by other child care and/or school closures, primarily through in-home and self-sourced reimbursed care.
In response to these developments, we implemented measures throughout the pandemic to manage costs and improve liquidity and access to financial resources while the majority of our centers were temporarily closed, and to thereby mitigate the impact on our financial position and operations. These measures included, but are not limited to, the following:
•furloughing a significant portion of our employees in proportion to the number of center closures, including center personnel for temporarily closed centers and related support functions in our corporate offices;
•reducing discretionary spending and overhead costs, while prioritizing investments that support current operations and deferring to future periods nonessential investments;
•phasing the re-opening of temporarily closed centers to align with enrollment demand;
•temporary voluntary reductions in compensation to certain executive officers and board members;
•participating in government support programs, including tax deferrals, tax credits, employee wage support, and child care industry-specific grants;
•renegotiating payment terms with vendors and landlords;
•temporary suspension of share repurchases;
•amending our credit agreement in April 2020 and May 2020 to increase the borrowing capacity of our revolving credit facility from $225 million to $400 million; and
•raising $249.8 million in net proceeds from the issuance and sale of common stock in April 2020.

We believe that the Company responded well to the challenges and disruptions resulting from the COVID-19 pandemic, quickly adapting to the changing needs of clients, families and children, while remaining focused on our strategic priorities to deliver high quality education and care services, connect across our service lines, extend our impact on new customers and clients, and preserve our strong culture. These challenging times have highlighted our crisis management abilities, our critical role in the business continuity plans of our client partners, our leadership in developing and implementing enhanced health and safety protocols, and the value that our unique service offering provides to the families and clients we serve.
As a result of these efforts, we were successful in mitigating the impact of the pandemic on our operations and financial position, generating revenue of $1.5 billion and $53.3 million of operating income in 2020. Although our full-service center-based child care segment revenue contracted $651.7 million in 2020 to $1.0 billion, and operating income declined $321.4 million to a loss of $155.4 million as a result of the temporary closures of our centers and the associated reduction of tuition revenue due to lower overall enrollment, our back-up care segment revenue expanded by $92.0 million to $388.3 million, and operating income increased $102.5 million on significantly higher use of back-up care services arising from the prolonged disruption to work and school schedules that necessitated different child care solutions.
We remain confident in our business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing market conditions. However, the broad effects of COVID-19, its duration and scope of the ongoing disruption cannot be predicted and is affected by many interdependent variables and decisions by government authorities and our client partners, as well as demand, economic trends, the adoption and effectiveness of a vaccine, and developments in the persistence and treatment of COVID-19. As this is a continuously changing environment, we cannot anticipate how long it will take for re-opened centers to reach typical enrollment levels and there is no assurance that centers currently open will continue to operate. We expect to continue to add new child care centers to our footprint in 2021, but the timing of the openings and enrollment ramp may be impacted by these same factors. Additionally, as we continue to analyze the current environment, we may decide not to re-open select centers in locations where demand and economic trends have shifted. While we have experienced increased demand for certain back-up care service offerings during the pandemic, such as in-home care and self-sourced reimbursed care, and have continued to launch back-up and educational advisory services to new clients throughout the pandemic, these conditions and trends may not continue in subsequent periods. Given these factors, we expect the effects of COVID-19 to our business to continue to adversely impact our results of operations in 2021.
Beyond these immediate and near term impacts of the pandemic, general economic conditions, changes in workforce demographics and the business climate in which individual clients operate remain some of the largest variables in terms of our future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, enrollment levels, as well as labor markets and wage rates as competition for human capital fluctuates.
Our ability to fully return to the operating income levels at which we operated prior to COVID-19, and to continue to increase operating income in the future will depend upon our ability to regain and sustain the following characteristics of our business and our strategic growth priorities:
•maintenance and incremental growth of enrollment in our mature and ramping centers, and cost management in response to changes in enrollment in our centers,
•effective pricing strategies, including annual tuition increases that correlate with expected annual increases in personnel costs, including wages and benefits,
•additional growth in expanded service offerings and cross-selling of services to clients,
•successful identification and integration of acquisitions and transitions of management of centers, and
•successful management and improvement of underperforming centers.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020		2019		2018
	(In thousands, except percentages)
Revenue	$1,515,093	100.0%	$2,062,017	100.0%	$1,903,182	100.0%
Cost of services	1,210,544	79.9%	1,539,081	74.6%	1,429,927	75.1%
Gross profit	304,549	20.1%	522,936	25.4%	473,255	24.9%
Selling, general and administrative expenses	219,563	14.5%	221,496	10.7%	201,591	10.6%
Amortization of intangible assets	31,652	2.1%	33,621	1.7%	32,569	1.7%
Income from operations	53,334	3.5%	267,819	13.0%	239,095	12.6%
Interest expense — net	(37,682)	(2.5)%	(45,154)	(2.2)%	(47,508)	(2.5)%
Income before income tax	15,652	1.0%	222,665	10.8%	191,587	10.1%
Income tax benefit (expense)	11,340	0.8%	(42,279)	(2.1)%	(33,606)	(1.8)%
Net income	$26,992	1.8%	$180,386	8.7%	$157,981	8.3%

Adjusted EBITDA (1)	$224,396	14.8%	$394,857	19.1%	$357,081	18.8%
Adjusted income from operations (1)	$91,738	6.1%	$268,445	13.0%	$241,010	12.7%
Adjusted net income (1)	$93,549	6.2%	$216,604	10.5%	$189,537	10.0%
(1)Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP financial measures and are not determined in accordance with accounting principles generally accepted in the United States (“GAAP”). Refer to “Non-GAAP Financial Measures and Reconciliation” below for a reconciliation of these non-GAAP financial measures to their respective measures determined under GAAP and for information regarding our use of non-GAAP measures.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Revenue. Revenue decreased $546.9 million, or 27%, to $1.5 billion for the year ended December 31, 2020 from $2.1 billion for the prior year. The following table summarizes the revenue and percentage of total revenue for each of our segments for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020		2019		Change 2020 vs 2019
	(in thousands, except percentages)
Full-service center-based child care	$1,032,266	68.2%	$1,684,006	81.6%	$(651,740)	(38.7)%
Tuition	849,405	82.3%	1,551,433	92.1%	(702,028)	(45.3)%
Management fees and operating subsidies	182,861	17.7%	132,573	7.9%	50,288	37.9%
Back-up care	388,294	25.6%	296,330	14.4%	91,964	31.0%
Educational advisory and other services	94,533	6.2%	81,681	4.0%	12,852	15.7%
Revenue	$1,515,093	100.0%	$2,062,017	100.0%	$(546,924)	(26.5)%
Revenue generated by the full-service center-based child care segment for the year ended December 31, 2020 decreased by $651.7 million, or 39%, when compared to the prior year. The decrease was attributable to the temporary and permanent closure of our centers during the year in response to the COVID-19 pandemic, and reduced enrollment in the centers that re-opened. Tuition revenue decreased by $702.0 million, or 45%, when compared to the prior year, on a 43% decrease in enrollment. We had 910 child care and early education centers open as of December 31, 2020, of the 1,014 centers we operate, compared to 1,084 open child care and early education centers as of December 31, 2019. During 2020, we opened 18 new centers and permanently closed 88 center locations where demand and economic trends had shifted. While the large majority of our centers are now open to serve children and families, we remain in the re-ramp phase and enrollment remains well below pre-COVID-19 levels. We expect the enrollment recovery to continue throughout 2021. Management fees and operating subsidies from employer sponsors increased $50.3 million, or 38%, due to additional operating subsidies received to support center operations in connection with the decrease in tuition revenue from the temporary center closures.

Revenue generated by back-up care services in the year ended December 31, 2020 increased by $92.0 million, or 31%, when compared to the prior year. Revenue growth in this segment was primarily attributable to expanded sales to new clients and increased utilization by existing customers due to unprecedented demand for our back-up care services (in particular, for the use of self-sourced reimbursed care during the second quarter, which is recorded on a net basis) as clients and families pursued additional coverage and supports as a result of continued business and school closures. Although self-sourced reimbursed care offered an important alternative to clients and families during the early stages of the pandemic, demand for back-up care started to shift toward more traditional in-center and in-home service delivery in the third and fourth quarters as more centers resumed operations, and as businesses and schools re-opened. While traditional in-center and in-home use remains below pre-COVID-19 levels, we expect it to continue ramping through 2021.
Revenue generated by educational advisory and other services in the year ended December 31, 2020 increased by $12.9 million, or 16%, when compared to the prior year. Revenue growth in this segment is primarily attributable to contributions from acquisitions, increased utilization by existing customers, and, to a lesser extent, sales to new clients. Acquisitions completed in 2019 and 2020 contributed $9.8 million to the growth of this segment in 2020.
Cost of Services. Cost of services decreased $328.5 million, or 21%, to $1.2 billion for the year ended December 31, 2020 from $1.5 billion for the prior year.
Cost of services in the full-service center-based child care segment decreased by $310.4 million, or 23%, to $1.0 billion when compared to the prior year. The decrease is primarily due to reductions in personnel costs, which decreased 25%, and program supplies and materials, which decreased 15%, in connection with the reduced enrollment associated with the temporary center closures, and contributions from government support programs that reduced certain payroll and other operating expenses by a total of $83.5 million. These reductions in costs were partially offset by impairment costs of $26.2 million for long-lived assets incurred in connection with the impact of COVID-19 on our operations, costs associated with the permanent closure of certain centers of $6.6 million, including related severance and facilities costs, and incremental occupancy costs associated with new centers added since December 31, 2019.
Cost of services in the back-up care segment decreased by $24.2 million, or 14%, to $145.1 million when compared to the prior year. The decrease is primarily due to reductions in personnel costs and care provider fees, which represented approximately 65% of total costs of services for this segment in 2020 as compared to approximately 75% in 2019, as traditional utilization levels were lower than the prior year. This reduction was offset by technology and marketing spending to support and enhance our customer user experience and service delivery, and impairment costs of $2.1 million in relation to the decrease in fair value of an equity investment.
Cost of services in the educational advisory and other services segment increased by $6.1 million, or 16%, to $44.4 million when compared to the prior year, which is broadly consistent with revenue growth. The increase is due to personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit decreased by $218.4 million, or 42%, to $304.5 million for the year ended December 31, 2020 from $522.9 million for the prior year. Gross profit margin was 20% of revenue for the year ended December 31, 2020, a decrease of approximately 5% compared to the year ended December 31, 2019. The decrease in gross profit is primarily due to reduced margins in the full-service center-based child care segment from the temporary closure of centers, reduced enrollment in the centers that have re-opened, and related impairment charges on long-lived assets, partially offset by increases in gross profit from expanded back-up care, and educational advisory and other services.
Selling, General and Administrative Expenses. SGA of $219.6 million for the year ended December 31, 2020 was relatively consistent with the same period in 2019, in order to support the business throughout the pandemic and as it re-ramps. SGA was 15% of revenue for the year ended December 31, 2020, compared to 11% for the same period in 2019 due to the lower revenue base.
Amortization of Intangible Assets. Amortization expense on intangible assets was $31.7 million for the year ended December 31, 2020, a decrease from $33.6 million in the prior year, due to decreases from certain intangible assets becoming fully amortized during the period, partially offset by increases from the acquisitions completed in 2019 and 2020. We do not expect significant changes in amortization expense in 2021. Refer to Note 6, Goodwill and Intangible Assets, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details.

Income from Operations. Income from operations decreased by $214.5 million, or 80%, to $53.3 million for the year ended December 31, 2020 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020		2019		Change 2020 vs 2019
	(In thousands, except percentages)
Full-service center-based child care	$(155,382)	(15.1)%	$166,011	9.9%	$(321,393)	(193.6)%
Back-up care	182,938	47.1%	80,394	27.1%	102,544	127.6%
Educational advisory and other services	25,778	27.3%	21,414	26.2%	4,364	20.4%
Income from operations	$53,334	3.5%	$267,819	13.0%	$(214,485)	(80.1)%
The decrease in income from operations was due to the following:
•Income from operations for the full-service center-based child care segment decreased $321.4 million, or 194%, for the year ended December 31, 2020, when compared to the same period in 2019 due to reduced tuition revenue from temporary and permanent center closures and reduced enrollment in the centers that have re-opened, as well as related impairment charges on long-lived assets of $26.2 million and costs associated with the permanent closure of certain centers of $6.6 million, partially offset by contributions of $83.5 million from government support programs that reduced certain payroll and operating expenses.
•Income from operations for the back-up care segment increased $102.5 million to $182.9 million for the year ended December 31, 2020, or 128%, when compared to the same period in 2019 due to the expanding revenue base from increased sales and utilization of our back-up care services (in particular, for self-sourced reimbursed care during the second quarter) as clients and families pursued additional supports as a result of business and school closures, and reduced care provider fees associated with decreased utilization of traditional care options in relation to the prior year, partially offset by investments in technology to support our customer user experience and service delivery.
•Income from operations for the educational advisory and other services segment increased $4.4 million to $25.8 million for the year ended December 31, 2020, or 20%, when compared to the same period in 2019 due to contributions from the expanding revenue base.
Net Interest Expense. Net interest expense decreased to $37.7 million for the year ended December 31, 2020 from $45.2 million for the year ended December 31, 2019, due to decreased borrowings under our revolving credit facility as well as decreases in the interest rates applicable to our debt. Including the effects of the interest rate swap arrangements, the weighted average interest rates for the term loans and revolving credit facility were 3.23% and 3.89% for the years ended December 31, 2020 and 2019, respectively.
Income Tax Expense. We recorded an income tax benefit of $11.3 million during the year ended December 31, 2020, at an effective income tax rate of (72.5)%, compared to income tax expense of $42.3 million, at an effective income tax rate of 19%, during the prior year. The difference between the effective income tax rates as compared to the statutory income tax rates is primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which have a proportionately greater effect in 2020 due to the significantly lower income before income tax. The excess tax benefits reduced income tax expense by $16.2 million in 2020, compared to $13.9 million in the same 2019 period, due to higher volume of equity transactions. The effective income tax rate would have approximated 28% and 25% for the years ended December 31, 2020 and 2019, respectively, prior to the inclusion of the excess tax benefit from stock-based compensation and other discrete items.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations decreased $170.5 million, or 43%, and $176.7 million, or 66%, respectively, for the year ended December 31, 2020 over the comparable period in 2019 primarily as a result of the decrease in gross profit in the full-service center-based child care segment, partially offset by growth in the back-up care and educational advisory and other services segments.
Adjusted Net Income. Adjusted net income decreased $123.1 million, or 57%, for the year ended December 31, 2020 when compared to the same period in 2019 primarily due to the decrease in income from operations, partially offset by a lower effective tax rate.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Revenue. Revenue increased $158.8 million, or 8%, to $2.1 billion for the year ended December 31, 2019 from $1.9 billion for the prior year. The following table summarizes the revenue and percentage of total revenue for each of our segments for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019		2018		Change 2019 vs 2018
	(In thousands, except percentages)
Full-service center-based child care	$1,684,006	81.6%	$1,586,323	83.4%	$97,683	6.2%
Tuition	1,551,433	92.1%	1,457,299	91.9%	94,134	6.5%
Management fees and operating subsidies	132,573	7.9%	129,024	8.1%	3,549	2.8%
Back-up care	296,330	14.4%	245,498	12.9%	50,832	20.7%
Educational advisory services	81,681	4.0%	71,361	3.7%	10,320	14.5%
Revenue	$2,062,017	100.0%	$1,903,182	100.0%	$158,835	8.3%
Revenue generated by the full-service center-based child care segment for the year ended December 31, 2019 increased by $97.7 million, or 6%, when compared to the prior year. Tuition revenue increased by $94.1 million, or 7%, due to overall enrollment increases of approximately 4% and annual tuition rate increases which average 3% to 4%, partially offset by center closings. The effect of lower foreign currency exchange rates for our United Kingdom and Netherlands operations reduced 2019 tuition revenue by approximately 1%, or $17.5 million. Management fees and operating subsidies from employer sponsors increased $3.5 million, or 3%, primarily due to price increases.
Revenue generated by back-up care services in the year ended December 31, 2019 increased by $50.8 million, or 21%, when compared to the prior year. Revenue growth in this segment is primarily attributable to increased utilization by existing customers and, to a lesser extent, sales to new clients. In addition, a recent acquisition contributed $9.4 million to the growth in this segment in 2019.
Revenue generated by educational advisory services in the year ended December 31, 2019 increased by $10.3 million, or 15%, when compared to the prior year. Revenue growth in this segment is primarily attributable to increased utilization by existing customers and, to a lesser extent, sales to new clients. In addition, a recent acquisition contributed $2.1 million to the growth in this segment in 2019.
Cost of Services. Cost of services increased $109.2 million, or 8%, to $1.5 billion for the year ended December 31, 2019 from $1.4 billion for the prior year.
Cost of services in the full-service center-based child care segment increased $78.0 million to $1.3 billion in the year ended December 31, 2019, or 6%, when compared to the prior year, which is generally consistent with revenue growth. Personnel costs increased 6% as a result of the enrollment growth at new and existing centers, routine wage and benefit cost increases, and labor costs associated with centers added since December 31, 2018. In addition, program supplies, materials, food and facilities costs, which typically represent the remaining approximately 30% of total cost of services for this segment, increased 6% in connection with the enrollment growth, certain technology investments in programs and services, and the incremental occupancy costs associated with centers added since December 31, 2018.
Cost of services in the back-up care segment increased $26.8 million to $169.3 million for the year ended December 31, 2019, or 19%, when compared to the prior year, which represents leverage of 2% on the revenue growth. The increase is primarily due to personnel and care provider fees, which typically represent approximately 75% of total cost of services for this segment, associated with the increased utilization of services provided to the expanding customer base, as well as marketing and technology spending which supports our customer user experience, service delivery, and operating efficiency.
Cost of services in the educational advisory services segment increased by $4.3 million to $38.3 million for the year ended December 31, 2019, or 13%, when compared to the prior year, which is broadly consistent with revenue growth. The increase is due to personnel and technology costs related to delivering services to the expanding customer base, as well as ongoing spending for systems to support the long-term growth of the segment.
Gross Profit. Gross profit increased $49.7 million, or 11%, to $522.9 million for the year ended December 31, 2019 from $473.3 million for the prior year. Gross profit margin was 25% of revenue for the year ended December 31, 2019, and increased approximately 1% compared to the year ended December 31, 2018. The increase in gross profit is primarily due to contributions from increased enrollment in our new centers as well as mature and ramping P&L centers, effective operating cost management, and expanded back-up care and educational advisory services.

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
Income from Operations. Income from operations increased by $28.7 million, or 12%, to $267.8 million for the year ended December 31, 2019 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each segment for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019		2018		Change 2019 vs 2018
	(In thousands, except percentages)
Full-service center-based child care	$166,011	9.9%	$152,006	9.6%	$14,005	9.2%
Back-up care	80,394	27.1%	68,462	27.9%	11,932	17.4%
Educational advisory services	21,414	26.2%	18,627	26.1%	2,787	15.0%
Income from operations	$267,819	13.0%	$239,095	12.6%	$28,724	12.0%
The increase in income from operations was due to the following:
•Income from operations for the full-service center-based child care segment increased $14.0 million to $166.0 million for the year ended December 31, 2019, or 9%, when compared to the same period in 2018. Results for the year ended December 31, 2018 included $1.3 million of transaction costs associated with an amendment to our credit agreement and a secondary offering. After taking these charges into account, income from operations increased $12.7 million in 2019, or 8%, over the prior year primarily due to tuition increases and enrollment gains over the prior year, contributions from new centers that have been added since December 31, 2018, and effective cost management, partially offset by the costs incurred during the pre-opening and ramp-up of certain new lease/consortium centers opened during 2018 and 2019, and the incremental costs associated with technology investments in our centers. In addition, lower foreign currency exchange rates for our operations in the United Kingdom and Netherlands operations decreased income from operations in the full-service segment by approximately 1%, or $1.5 million, for the year ended December 31, 2019.
•Income from operations for the back-up care segment increased $11.9 million to $80.4 million for the year ended December 31, 2019, or 17%, when compared to the same period in 2018 due to the expanding revenue base partially offset by investments in technology to support our customer user experience, service delivery and operating efficiency, and increased care provider fees associated with the increased utilization of back-up services.
•Income from operations for the educational advisory services segment increased $2.8 million to $21.4 million for the year ended December 31, 2019, or 15%, when compared to the same period in 2018 due to contributions from the expanding revenue base.
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
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $37.8 million, or 11%, and $27.4 million, or 11%, respectively, for the year ended December 31, 2019 over the comparable period in 2018 primarily as a result of the increase in gross profit due to additional contributions from full-service centers, including the impact of centers added since December 31, 2018, as well as the growth in back-up care and educational advisory services.

Adjusted Net Income. Adjusted net income increased $27.1 million, or 14%, for the year ended December 31, 2019 when compared to the same period in 2018 primarily due to the expanded income from operations.
Non-GAAP Financial Measures and Reconciliation
In our quarterly and annual reports, earnings press releases and conference calls, we discuss key financial measures that are not calculated in accordance with GAAP to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures of adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are reconciled from their respective measures determined under GAAP as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except share data)
Net income	$26,992	$180,386	$157,981
Interest expense — net	37,682	45,154	47,508
Income tax expense (benefit)	(11,340)	42,279	33,606
Depreciation	80,010	74,648	68,374
Amortization of intangible assets (a)	31,652	33,621	32,569
EBITDA	164,996	376,088	340,038
Additional adjustments:
COVID-19 related costs (b)	34,918	—	—
Stock-based compensation expense (c)	20,996	17,283	13,811
Other costs (d)	3,486	626	1,915
Non-cash operating lease expense (e)	—	860	1,317
Total adjustments	59,400	18,769	17,043
Adjusted EBITDA	$224,396	$394,857	$357,081

Income from operations	$53,334	$267,819	$239,095
COVID-19 related costs (b)	34,918	—	—
Other costs (d)	3,486	626	1,915
Adjusted income from operations	$91,738	$268,445	$241,010

Net income	$26,992	$180,386	$157,981
Income tax expense (benefit)	(11,340)	42,279	33,606
Income before income tax	15,652	222,665	191,587
Amortization of intangible assets (a)	31,652	33,621	32,569
COVID-19 related costs (b)	34,918	—	—
Stock-based compensation expense (c)	20,996	17,283	13,811
Other costs (d)	3,486	626	1,915
Adjusted income before income tax	106,704	274,195	239,882
Adjusted income tax expense (f)	(13,155)	(57,591)	(50,345)
Adjusted net income	$93,549	$216,604	$189,537

Weighted average common shares outstanding — diluted	60,309,985	58,947,240	59,000,669
Diluted adjusted earnings per common share	$1.55	$3.67	$3.21
(a)Represents amortization of intangible assets, including amortization expense of $20.0 million associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)COVID-19 related costs represent impairment costs for investments and long-lived assets as a result of center closures and decreases in the fair values for certain centers that are open or temporarily closed, and other costs incurred as a result of the impact of COVID-19 on our operations and related management actions as discussed above. For the year ended December 31, 2020, impairment costs totaled $28.3 million, of which $26.2 million related to the full-service center-based child care segment, and $2.1 million related to the back-up care segment. Other COVID-19 related costs totaled $6.6 million and were primarily associated with the closure of centers, including severance and facilities costs.
(c)Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

(d)Other costs in the year ended December 31, 2020 relate to occupancy costs incurred for our new corporate headquarters during the construction period, which represent duplicative office costs in 2020 while we also continue to carry the costs for our existing corporate headquarters. Other costs in the years ended December 31, 2019 and 2018 represent transaction costs incurred in connection with completed acquisitions, the March 2018 secondary offering, and the May 2018 amendment to the credit agreement.
(e)Represents the excess of lease expense over cash lease expense (for periods prior to 2020).
(f)Represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 12% for the year ended December 31, 2020, and approximately 21% for both years ended December 31, 2019, and 2018. The effective tax rates represent a tax rate of approximately 28% for 2020 and approximately 26% for both 2019 and 2018 applied to the adjusted income before income tax, less the effect of excess tax benefits related to equity transactions.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of lease expense over cash lease expense (prior to fiscal 2020), stock-based compensation expense, impairment costs, other costs incurred due to the impact of COVID-19 including center closing costs, transaction costs and other nonrecurring costs, such as expenses related to secondary offerings, debt financing transactions, dispositions and acquisitions, and duplicative corporate office costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by (used in) operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Item 8 of this Annual Report on Form 10-K. We understand that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
Liquidity and Capital Resources
The COVID-19 pandemic has substantially disrupted our global operations. The broad effects of COVID-19, its duration and full impact to our operations are difficult to predict, due in large part to the interdependence of our operations with the operating decisions and requirements of our client partners and government authorities, as well as demand, economic trends, the adoption and effectiveness of a vaccine, and developments in the persistence and treatment of COVID-19. We have taken a number of actions described below to increase our liquidity and strengthen our financial position as we navigate these uncertain times.

Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up care, educational advisory and other services, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $384.3 million in cash ($388.5 million including restricted cash) at December 31, 2020, of which $43.6 million was held in foreign jurisdictions, compared to $27.9 million in cash ($31.2 million including restricted cash) at December 31, 2019, of which $14.2 million was held in foreign jurisdictions. Operations outside of North America accounted for 23% of our consolidated revenue for each of the years ended December 31, 2020 and 2019. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the years ended December 31, 2020 and 2019.
On April 21, 2020, the Company completed the issuance and sale of 2,138,580 shares of common stock to Durable Capital Master Fund LP at a price of $116.90 per share. The Company received net proceeds from the offering of $249.8 million, which strengthened our liquidity and financial position, and increased our cash and cash equivalents.
Our revolving credit facility is part of our senior secured credit facilities, which consist of a secured term loan facility and a $400 million revolving credit facility. There were no borrowings outstanding on our revolving credit facility at December 31, 2020 and 2019. In April and May 2020, we amended our existing senior credit facilities to, among other changes, increase the borrowing capacity of our revolving credit from $225 million to $400 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants. Refer to Note 11, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further discussion of our credit facilities.
We had working capital of $93.4 million and a working capital deficit of $254.4 million at December 31, 2020 and 2019, respectively. Our working capital improvement is related to the capital raised from the issuance and sale of stock in April 2020. We typically have a working capital deficit that has primarily arisen from using cash generated from operations to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that our cash flows from operating activities will continue to be adversely impacted during the temporary closure of our centers and while our re-opened centers re-ramp enrollment; this will be supplemented with our existing cash, as well as borrowings available under our revolving credit facility to fund operations. As we focus on the re-enrollment and ramping of re-opened centers, as well as re-opening our remaining temporarily closed centers, we will continue to manage our discretionary operating and capital spending and prioritize investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt.
We have participated in certain government support programs, including certain tax deferrals and tax credits allowed pursuant to the CARES Act in the United States, as well as certain tax deferrals, tax credits, and employee wage support in the United Kingdom, and may continue to do so in the future. During the year ended December 31, 2020, $83.5 million was recorded as a reduction to cost of services in relation to these benefits, of which $8.4 million was recorded in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2020 for amounts receivable from government support programs. Additionally, the Company had payroll tax deferrals totaling $20.4 million as of December 31, 2020, of which $10.2 million was included in accounts payable and accrued expenses and $10.2 million was included in other long-term liabilities. There is no assurance that these government support programs will continue in the future at current levels, or at all.
In response to the broad effects of COVID-19, we have re-negotiated certain payment terms with lessors to mitigate the impact on our financial position and operations. As of December 31, 2020 we had $7.7 million in lease payment deferrals that are now payable over the next year.
The board of directors authorized a share repurchase program of up to $300 million of our outstanding common stock, effective June 12, 2018. During the year ended December 31, 2020, and prior to the impact of the pandemic on our operations, we repurchased 0.2 million shares for $32.2 million, and at December 31, 2020, $194.9 million remained available under the repurchase program. During the year ended December 31, 2019, we repurchased 0.2 million shares for $31.9 million. All repurchased shares have been retired.
We believe that funds provided by operations, our existing cash balances and borrowings available under our revolving credit facility will be adequate to fund all obligations and liquidity requirements for at least the next twelve months. However, prolonged disruptions to our operations, including as a result of required school, child care and business closures and stay-at-home government mandates in response to the COVID-19 pandemic, may require financing beyond our existing cash and borrowing capacity, and it may be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, or at all.

Cash Flows	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net cash provided by operating activities	$209,572	$330,353	$294,747
Net cash used in investing activities	$(83,825)	$(189,070)	$(158,543)
Net cash provided by (used in) financing activities	$228,996	$(149,128)	$(134,193)
Cash, cash equivalents and restricted cash — beginning of year	$31,192	$38,478	$36,570
Cash, cash equivalents and restricted cash — end of year	$388,465	$31,192	$38,478
Cash Provided by Operating Activities
Cash provided by operating activities was $209.6 million for the year ended December 31, 2020, compared to $330.4 million for the same period in 2019. The decrease in cash provided by operating activities primarily resulted from the $153.4 million decrease in net income from the prior year, and from changes in working capital arising from the timing of billings and payments when compared to the prior year, including increases in accounts receivable associated with slower collections, and an increase in other current assets for amounts receivable from government support programs which were not present in the prior year. The decrease in cash provided by operating activities was partially offset by client deposits, and the effects of payroll tax and rent payment deferrals during the period.
Cash provided by operating activities was $330.4 million for the year ended December 31, 2019, compared to $294.7 million for the same period in 2018. The increase in cash provided by operating activities primarily resulted from the $22.4 million increase in net income from the prior year, and from changes in working capital arising from the timing of billings and payments when compared to 2018.
Cash Used in Investing Activities
Cash used in investing activities was $83.8 million for the year ended December 31, 2020 compared to $189.1 million for the same period in 2019 and was related to fixed asset additions, acquisitions, and other investments. The decrease in cash used in investing activities was primarily related to a lower volume of fixed asset additions and acquisitions in 2020 as we prioritized investments to the most critical operating areas in response to the COVID-19 pandemic. During the year ended December 31, 2020, we invested $72.8 million, net of proceeds from the sale of fixed assets, in fixed asset purchases for new child care centers, and maintenance and refurbishments in our existing centers, compared to a net investment of $104.8 million during the same period in the prior year. We used $8.3 million for three acquisitions in the year ended December 31, 2020, compared to $53.4 million used for eight acquisitions in the prior year. Additionally, during the year ended December 31, 2020, we invested $2.7 million in debt securities, net of proceeds from maturities, which were purchased by our wholly-owned captive insurance company using restricted cash, compared to $25.0 million in net investments in the prior year. In 2019, we also invested $5.9 million for a 20% interest in a provider of full-service center-based child care and back-up care services in Germany.
Cash used in investing activities was $189.1 million for the year ended December 31, 2019 compared to $158.5 million for the same period in 2018 and was related to fixed asset additions, acquisitions, and other investments. The increase in cash used in investing activities was primarily related to an increase in fixed asset purchases for new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology, equipment and furnishings. During the year ended December 31, 2019, we used $53.4 million for eight acquisitions, compared to $67.1 million used for seven acquisitions during the year ended December 31, 2018. Additionally, during the year ended December 31, 2019, we invested $25.0 million in debt securities and other investments, $24.7 million of which were net purchases by our wholly-owned captive insurance company using restricted cash, and invested $5.9 million for a 20% interest in a provider of full-service center-based child care and back-up care services in Germany.
We estimate that in 2021 we will continue to spend on fixed asset additions related to new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology and equipment. As part of our growth strategy, we also expect to continue to make selective acquisitions.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $229.0 million for the year ended December 31, 2020 compared to cash used of $149.1 million in 2019. Cash provided by financing activities in 2020 was primarily related to proceeds raised from the issuance and sale of common stock in a private transaction of $249.8 million, and proceeds from the exercise of stock options and the issuance and sale of restricted stock of $38.8 million, partially offset by cash used for share repurchases of $32.7 million, taxes paid related to the net share settlement of stock awards totaling $12.2 million, and payments of debt principal of $10.8 million.

Cash used in financing activities in 2019 was primarily for repayments of $117.9 million, net of borrowings, on the revolving credit facility, share repurchases of $31.6 million, taxes paid related to the net share settlement of stock awards of $11.3 million, and payments of debt principal of $10.8 million. These uses of cash were partially offset by proceeds from the exercise of stock options and the issuance and sale of restricted stock of $26.6 million.
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
Outstanding term loan borrowings were as follows:

	December 31,
	2020	2019
	(In thousands)
Term loans	$1,034,688	$1,045,438
Deferred financing costs and original issue discount	(3,801)	(6,639)
Total debt	1,030,887	1,038,799
Less current maturities	(10,750)	(10,750)
Long-term debt	$1,020,137	$1,028,049
In April and May 2020, we amended our existing senior credit facilities to, among other things, increase the borrowing capacity of our revolving credit facility from $225 million to $400 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants. The revolving credit facility matures on July 31, 2022. There were no borrowings outstanding on the revolving credit facility at both December 31, 2020 and 2019, with the full line available for borrowings.
Borrowings under the credit agreement are subject to variable interest. We mitigate our interest rate exposure with variable-to-fixed interest rate swap agreements with an underlying fixed notional value of $500 million. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The weighted average interest rate for the term loans was 3.23%, and 3.89% for the years ended December 31, 2020 and 2019, respectively, including the impact of the interest rate swap agreements.
In June 2020, the Company entered into interest rate cap agreements with a total notional value of $800 million. These interest rate cap agreements, designated and accounted for as cash flow hedges from inception, provide us with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have a forward starting effective date of October 29, 2021, which coincides with the maturity of our existing interest rate swap agreements, and expire on October 31, 2023. As of December 31, 2020, the fair value of the interest rate cap agreements was an asset of $0.3 million.
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
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp, our direct subsidiary, to be a passive holding company, subject to certain exceptions. Effective as of April 24, 2020, the revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries to comply with a maximum first lien gross leverage ratio for four fiscal quarters, followed by a maximum first lien net leverage ratio in the quarters thereafter. A breach of this covenant is subject to certain equity cure rights. Prior to the April 2020 credit amendment, the Company was required to comply with a maximum first lien net leverage ratio. We were in compliance with our financial covenant at December 31, 2020.

The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. Refer to Note 11, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on our debt and credit arrangements, and covenant requirements.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
	(In thousands)
Term loans (1)	$10,750	$10,750	$1,013,188	$—	$—	$—	$1,034,688
Interest on long-term debt (2)	27,766	26,498	25,229	—	—	—	79,493
Operating leases (3)	124,435	129,972	121,343	110,529	96,534	519,314	1,102,127
Total (4)	$162,951	$167,220	$1,159,760	$110,529	$96,534	$519,314	$2,216,308
(1)Obligations for term loans represent the scheduled principal payments in accordance with the terms of our senior secured credit agreement. Refer to Note 11, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on our debt.
(2)Interest on the outstanding principal balance of the term loans was calculated using the effective interest rate at December 31, 2020 of 2.50%, including commitment fees on the revolving credit facility, and prior to the effects of interest rate swap arrangements.
(3)Certain vehicle and other lease arrangements that we elected not to recognize on the balance sheet in accordance with ASC 842, Leases, are immaterial and excluded from the above table. Refer to Note 4, Leases, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on leases.
(4)Remaining payments of $6.7 million for the one-time Deemed Repatriation Transition Tax are excluded from the above table, which is payable over the next five years.
(5)Payroll tax deferrals were $20.4 million as of December 31, 2020, of which $10.2 million is payable in 2021, with the remaining $10.2 million payable in 2022, as permitted under the provisions of the CARES Act, which are not included in the above table.
Other Obligations
We have 55 letters of credit outstanding used to guarantee certain rent payments for up to $2.4 million. These letters of credit are guaranteed by cash deposits. No amounts have been drawn against these letters of credit.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. GAAP. Preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The accounting policies we believe are critical in the preparation of our consolidated financial statements relate to revenue recognition and goodwill and other intangible assets. We have other significant accounting policies that are more fully described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Both our critical and significant accounting policies are important to an understanding of the consolidated financial statements.
Revenue Recognition — We generate revenue from services based on the nature of the promise and the consideration specified in contracts with customers. At contract inception, we assess the services promised in the contract and identify each distinct performance obligation. The transaction price of a contract is allocated to each distinct performance obligation using the relative stand-alone selling price and recognized as revenue when, or as, control of the service is passed to the customer. The application of these policies to the services provided by each of our segments is discussed below.

Full-Service Center-Based Child Care
Our full-service center-based child care services include traditional center-based child care and early education, preschool, and elementary education. We provide center-based child care services under two principal business models: (1) a cost-plus model, where we are paid a fee by an employer client for managing a child care center on a cost-plus basis, and (2) a P&L model, where we assume the financial risk of operating a child care center and provide care on either an exclusive or priority enrollment basis to the employees of an employer sponsor, as well as to families in the surrounding community. In both the cost-plus and sponsor P&L models, the employer sponsor retains responsibility for the development of a new child care center (which is generally owned or leased by the sponsor), as well as ongoing maintenance and repairs. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services to their employees. Under all model types, we retain responsibility for all aspects of operating the child care center, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
Revenue generated from full-service center-based child care services is primarily comprised of monthly tuition paid by parents. Tuition is determined based on the age and developmental level of the child, the child’s attendance schedule, and geographic location of the facility. The full-service child care offering provided to parents represents a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over time, which transfers daily. The tuition paid by parents is recognized on a daily basis, but for convenience is recorded on a monthly basis.
We enter into contracts with employer sponsors to manage and operate their child care and early education centers for a management fee, or to provide child care services to their employees on an exclusive or priority basis. These arrangements generally have a contractual term of three to ten years with varying terms and renewal and cancellation options, and may also include operating subsidies paid either in lieu of or to supplement parent tuition. The management fee included in contracts with employer sponsors is typically a monthly amount, and generally includes an annual escalator that is intended to reflect expected future cost increases. Annual escalators are generally stated as a percentage or as a reference to a consumer price index. The contracts also generally include a termination right with a notice period. We allocate revenue for contracts with an accounting term in excess of one year to the applicable contract year based on the rates applicable for that annual period, which is commensurate with the expected increases to the cost of providing the service, our standard pricing practices, as well as the overall allocation objective described in the guidance. Services provided to the employer sponsor represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over time, which transfers daily. Fees paid by the employer sponsor are recognized on a daily basis, but for convenience are recorded on a monthly basis (i.e., the same monthly amount within the contract year using the time elapsed method).
Certain arrangements provide that the employer sponsor pay operating subsidies in lieu of, or to supplement, parent tuition. The employer subsidy for cost-plus managed centers, which consists of variable consideration, is typically calculated as the difference between parent tuition revenue and the operating costs for the center for each respective month and is recognized as revenue in the month the services are provided. The variable consideration relates specifically to efforts to transfer each distinct daily service and the allocation of the consideration earned to that distinct day in which those activities are performed is consistent with the overall allocation objective.
Back-Up Care Services
Back-up care services consist of center-based back-up child care, in-home child and adult/elder dependent care, and self-sourced reimbursed care. We provide back-up care services through our child care centers and in-home care providers, as well as through the back-up care network. Our back-up care offers access to a contracted network of in-home service agencies and center-based providers in locations where we do not otherwise have in-home care providers or centers with available capacity. Self-sourced reimbursed care is a reimbursement program for clients to utilize in emergency-type situations to provide payments to their employees.
Back-up care revenue is primarily comprised of fixed and variable consideration paid by employer sponsors, and, to a lesser extent, co-payments collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for back-up care services are typically determined based on the number of back-up uses purchased, which may be fixed based on a specified number of uses or variable fees paid per use, and are generally billed monthly as services are rendered or in advance. Revenue for back-up care services is recognized over time as the services are performed and is recognized in the month the back-up services are provided. Allocation of the consideration earned as the service is performed is consistent with the overall allocation objective. Revenue for self-sourced reimbursed care is based on a fee earned for each payment processed (i.e., on a net basis as we are acting as an agent for the payment of the self-sourced care reimbursement from clients to their employees) and is recognized in the month the payments are processed.

Educational Advisory and Other Services
Our educational advisory services consist of tuition assistance and student loan repayment program administration, workforce education, and related educational consulting services (“EdAssist Solutions”), and college admissions advisory services (“College Coach”). Educational advisory services revenue is primarily comprised of fixed and variable fees paid by employer clients for program management, coaching, and subscription of content, and, to a lesser extent, retail fees collected from users at the point of service. These arrangements generally have contractual terms of one to three years with varying terms and renewal and cancellation options. Fees for educational advisory services are determined based on the expected number of program participants and the services selected, and are generally billed in advance. Revenue for EdAssist Solutions is recognized on a straight-line basis using the time- elapsed method over the contract term with additional charges recognized in the month the additional services are provided consistent with the overall allocation objective. Revenue for College Coach is recognized over the contract term as college admissions advisory services are provided and customers receive the benefit.
Other services consist of the Sittercity business, an online marketplace for families and caregivers. Revenue is primarily generated from subscriptions, comprised of fixed fees for the subscription period, and, to a lesser extent, variable transaction fees collected from users at the point of service. Subscription fees are recognized on a straight-line basis using the time-elapsed method over the contract term, and variable transaction fees earned are allocated to that distinct transaction consistent with the overall allocation objective.
Significant Judgment and Estimates
We generally do not have significant judgments or estimates that significantly affect the determination of the amount, the allocation of the transaction price to performance obligations, or timing of revenue from contracts with customers. The nature of our services does not require significant judgment or estimates to determine when control transfers to the customer. Based on past practices and customer specific circumstances, we occasionally may grant concessions that impact the total transaction price. If the transaction price may be subject to adjustment, significant judgment may be required to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur. As of December 31, 2020 and 2019, there were no material estimates related to the constraint of cumulative revenue recognized.
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
In valuing the customer relationships and trade names, we utilize variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. We consider the income approach the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to projected revenues and profitability. If the projected revenues and profitability used in the valuation calculations are not met, then the intangible assets could be impaired. Our multi-year contracts with client customers typically result in low annual turnover, and our long-term relationships with clients make it difficult for competitors to displace us. Customer relationships are considered to be finite-lived assets, with estimated lives typically ranging from two to seventeen years. Certain trade names acquired as part of our strategy to expand by completing strategic acquisitions are considered to be finite-lived assets, with estimated lives typically ranging from two to ten years.
Goodwill and certain trade names are considered to be indefinite-lived assets. Our trade names identify us and differentiate us from competitors and, therefore, competition does not limit the useful life of these assets. Additionally, we believe that our primary trade names will continue to generate revenue for an indefinite period. Goodwill and intangible assets with indefinite lives are not subject to amortization, but are tested annually for impairment or more frequently if there are indicators of impairment. Indefinite lived intangible assets are also subject to an annual evaluation to determine whether events and circumstances continue to support an indefinite useful life.

Goodwill impairment assessments are performed at the reporting unit level, which are an operating segment or one level below the operating segment. In performing the goodwill impairment test, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the services, regulatory developments, cost factors, and entity specific factors such as overall financial performance and projected results. If an initial qualitative assessment indicates that it is more likely than not that the carrying value exceeds the fair value of a reporting unit, an additional quantitative evaluation is performed. Alternatively, we may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, we compare the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using the applicable discount rate. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit.
We test certain trademarks that are determined to be indefinite-lived intangible assets by comparing the fair value of the trademarks with their carrying value. Fair value is determined by estimating the total revenue attributable to each trademark, multiplied by a market-derived royalty rate, and then discounted using the applicable discount rate. The forecasts of revenue and profitability growth for use in our long-range plan and the discount rate are the key assumptions in our fair value analysis.
We review long-lived assets, including definite-lived intangible assets, for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Impairment is assessed by comparing the carrying amounts of the assets to the estimated undiscounted future cash flows over the assets remaining lives. If the estimated cash flows are less than the carrying amounts of the assets, an impairment loss is recognized to reduce the carrying amounts of the assets to its estimated fair value. The estimated fair value is determined based on discounting estimated cash flows, including consideration of market rates for leased assets. The impairment is allocated to the long-lived assets on a pro rata basis using the relative carrying amounts, but only to the extent the carrying amount of an asset is above its fair value.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures relate to foreign currency exchange rate risk and interest rate risk.
Foreign Currency Risk
Our exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom, the Netherlands, India and Canada. We have not used financial derivative instruments to hedge foreign currency exchange rate risks associated with our foreign subsidiaries. During the year ended December 31, 2020, we divested our child care center business in Canada and ceased to operate our two centers in that geography.
The assets and liabilities of our British, Dutch, Indian and Canadian subsidiaries, whose functional currencies are the British pound, Euro, Indian rupee and Canadian dollar, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, our consolidated income before income tax would have decreased by approximately $4.3 million for 2020.
Interest Rate Risk
Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our revolving credit facility and secured term loan facility that are subject to variable interest rates, and on our investments in marketable debt securities. We entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements under our term loan facility. At December 31, 2020, we had interest rate swaps with an underlying fixed notional amount of $500 million subject to a total interest rate of approximately 3.65%.
In addition, during the year ended December 31, 2020, we entered into interest rate cap agreements with a total notional value of $800 million. These interest rate cap agreements provide us with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have a forward starting effective date of October 29, 2021, which coincides with the maturity of the interest rate swap agreements, and expire on October 31, 2023.

At December 31, 2020, we had borrowings outstanding of $1.03 billion under our term loan facility, which were subject to a weighted average interest rate of 3.23% during the year then ended, including the impact of the interest rate swap agreements.
Based on the borrowings outstanding under the senior secured credit facilities during 2020, we estimate that had the average interest rate on our borrowings increased by 100 basis points in 2020, our interest expense for the year would have increased by approximately $4.4 million, including the impact of the interest rate hedge agreements.
These estimates assume the interest rate of each variable rate borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings subject to variable interest rates at that time. Therefore, the estimated increase in interest expense as calculated above may not be indicative of future expenses. As actual interest rate movements over time are uncertain, our swaps pose potential interest rate risks if interest rates decrease. As of December 31, 2020, the fair value of our interest rate swap agreements was a liability of $4.8 million and the fair value of our interest rate cap agreements was an asset of $0.3 million.
During the year ended December 31, 2020, our wholly-owned captive insurance entity purchased and sold marketable debt securities, which were classified as available-for-sale. As of December 31, 2020, the fair value of the available-for-sale debt securities was $27.9 million. Our investments in debt securities primarily consist of U.S. Treasury and U.S. government agency securities that carry a fixed coupon rate, as well as certificate of deposits, and treasury bills with maturities greater than three months. As of December 31, 2020, a hypothetical increase in interest rates of 100 basis points would not have a material adverse impact on the fair value of our investment portfolio. Any unrealized gains or losses are recorded in accumulated other comprehensive loss and are realized if the debt securities are sold prior to maturity.
We may enter into additional derivatives or other market risk sensitive instruments in the future for the purpose of hedging or for trading purposes. Refer to Note 11, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on derivative financial instruments.

Item 8. Financial Statements and Supplementary Data
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Bright Horizons Family Solutions Inc.
Newton, Massachusetts
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue - Refer to Notes 2 and 3 to the financial statements.
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
•We evaluated the Company’s accounting policies for compliance with the applicable revenue recognition accounting guidance.
•We tested the relevant general information technology and business process controls over revenue transactions.
•We performed analytical procedures to test the reasonableness of recorded balances.
•We performed procedures to test the transactions were recorded in the appropriate accounting period.
•We selected a sample of transactions within each significant revenue stream and performed the following:
◦Evaluated whether the transaction was accounted for in accordance with the Company’s policies.
◦Tested the amounts recognized to source documents and tested the mathematical accuracy of the recorded revenue.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 1, 2021
We have served as the Company’s auditor since 2005.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$384,344	$27,872
Accounts receivable — net of allowance for credit losses of $2,357 and $1,226 at December 31, 2020 and 2019, respectively	176,617	148,855
Prepaid expenses and other current assets	63,224	52,161
Total current assets	624,185	228,888
Fixed assets — net	628,757	636,153
Goodwill	1,431,967	1,412,873
Other intangible assets — net	274,620	304,673
Operating lease right-of-use assets	717,821	700,956
Other assets	49,298	46,877
Total assets	$3,726,648	$3,330,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Accounts payable and accrued expenses	194,551	167,059
Current portion of operating lease liabilities	87,181	83,123
Deferred revenue	197,939	191,117
Other current liabilities	40,393	31,241
Total current liabilities	530,814	483,290
Long-term debt — net	1,020,137	1,028,049
Operating lease liabilities	729,754	685,910
Other long-term liabilities	105,980	92,865
Deferred revenue	10,215	10,098
Deferred income taxes	45,951	58,940
Total liabilities	2,442,851	2,359,152
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized and no shares issued or outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 60,466,168 and 57,884,020 shares issued and outstanding at December 31, 2020 and 2019, respectively	60	58
Additional paid-in capital	910,304	648,031
Accumulated other comprehensive loss	(27,069)	(50,331)
Retained earnings	400,502	373,510
Total stockholders’ equity	1,283,797	971,268
Total liabilities and stockholders’ equity	$3,726,648	$3,330,420
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2020	2019	2018
	(In thousands, except share data)
Revenue	$1,515,093	$2,062,017	$1,903,182
Cost of services	1,210,544	1,539,081	1,429,927
Gross profit	304,549	522,936	473,255
Selling, general and administrative expenses	219,563	221,496	201,591
Amortization of intangible assets	31,652	33,621	32,569
Income from operations	53,334	267,819	239,095
Interest expense — net	(37,682)	(45,154)	(47,508)
Income before income tax	15,652	222,665	191,587
Income tax benefit (expense)	11,340	(42,279)	(33,606)
Net income	$26,992	$180,386	$157,981

Allocation of net income to common stockholders:
Common stock — basic	$26,876	$179,520	$157,096
Common stock — diluted	$26,878	$179,536	$157,114
Earnings per common share:
Common stock — basic	$0.45	$3.10	$2.72
Common stock — diluted	$0.45	$3.05	$2.66
Weighted average common shares outstanding:
Common stock — basic	59,533,104	57,838,245	57,812,602
Common stock — diluted	60,309,985	58,947,240	59,000,669
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$26,992	$180,386	$157,981
Other comprehensive income (loss):
Foreign currency translation adjustments	25,503	19,813	(32,092)
Unrealized gain (loss) on cash flow hedges and investments, net of tax	(2,241)	(7,789)	3,033
Total other comprehensive income (loss)	23,262	12,024	(29,059)
Comprehensive income	$50,254	$192,410	$128,922
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2018	58,013,144	$58	$747,155	$—	$(33,296)	$35,143	$749,060
Stock-based compensation expense			13,811				13,811
Issuance of common stock under the Equity Incentive Plan	771,480	1	21,962				21,963
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(77,720)	—	(7,540)				(7,540)
Purchase of treasury stock				(126,739)			(126,739)
Retirement of treasury stock	(1,212,436)	(2)	(126,737)	126,739			—
Other comprehensive loss					(29,059)		(29,059)
Net income						157,981	157,981
Balance at December 31, 2018	57,494,468	57	648,651	—	(62,355)	193,124	779,477
Stock-based compensation expense			17,283				17,283
Issuance of common stock under the Equity Incentive Plan	684,974	1	25,367				25,368
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(84,021)	—	(11,326)				(11,326)
Purchase of treasury stock				(31,944)			(31,944)
Retirement of treasury stock	(211,401)	—	(31,944)	31,944			—
Other comprehensive income					12,024		12,024
Net income						180,386	180,386
Balance at December 31, 2019	57,884,020	58	648,031	—	(50,331)	373,510	971,268
Issuance of common stock	2,138,580	2	249,788				249,790
Stock-based compensation expense			20,996				20,996
Issuance of common stock under the Equity Incentive Plan	758,309	1	35,869				35,870
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(83,428)	—	(12,173)				(12,173)
Purchase of treasury stock				(32,208)			(32,208)
Retirement of treasury stock	(231,313)	(1)	(32,207)	32,208			—
Other comprehensive income					23,262		23,262
Net income						26,992	26,992
Balance at December 31, 2020	60,466,168	$60	$910,304	$—	$(27,069)	$400,502	$1,283,797
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,992	$180,386	$157,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,662	108,269	100,943
Amortization of original issue discount and deferred financing costs	2,785	1,929	1,901
Impairment losses on long-lived assets	26,227	261	—
Impairment losses on equity investment	2,128	—	—
Loss (gain) on foreign currency transactions	2,875	(42)	116
(Gain) loss on disposal of fixed assets	(2,110)	(2,261)	488
Stock-based compensation expense	20,996	17,283	13,811
Deferred income taxes	(12,277)	(11,344)	(5,469)
Deferred rent	—	—	1,317
Other non-cash adjustments	(150)	(442)	—
Changes in assets and liabilities:
Accounts receivable	(27,470)	(15,718)	(14,498)
Prepaid expenses and other current assets	(10,656)	1,818	2,795
Accounts payable and accrued expenses	22,998	9,032	15,912
Income taxes	(4,218)	4,999	(3,320)
Deferred revenue	3,686	23,038	12,073
Leases	20,411	11,762	4,543
Other assets	3,162	(904)	100
Other current and long-term liabilities	22,531	2,287	6,054
Net cash provided by operating activities	209,572	330,353	294,747
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(84,740)	(111,845)	(92,491)
Proceeds from the disposal of fixed assets	11,906	7,080	1,826
Purchases of debt securities and other investments	(25,705)	(28,015)	(767)
Proceeds from the maturity of debt securities and sale of other investments	22,968	3,000	—
Payments and settlements for acquisitions — net of cash acquired	(8,254)	(53,425)	(67,111)
Purchase of equity method investment	—	(5,865)	—
Net cash used in investing activities	(83,825)	(189,070)	(158,543)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance — net of issuance costs	249,790	—	—
Borrowings under revolving credit facility	43,200	288,674	679,900
Payments under revolving credit facility	(43,200)	(406,532)	(688,800)
Principal payments of long-term debt	(10,750)	(10,750)	(10,750)
Payments for debt issuance costs	(2,818)	—	(292)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	38,843	26,559	22,933
Purchase of treasury stock	(32,658)	(31,553)	(126,679)
Taxes paid related to the net share settlement of stock options and restricted stock	(12,173)	(11,326)	(7,540)
Payments of deferred and contingent consideration for acquisitions	(1,238)	(4,200)	(2,965)
Net cash provided by (used in) financing activities	228,996	(149,128)	(134,193)
Effect of exchange rates on cash, cash equivalents and restricted cash	2,530	559	(103)
Net increase (decrease) in cash, cash equivalents and restricted cash	357,273	(7,286)	1,908
Cash, cash equivalents and restricted cash — beginning of year	31,192	38,478	36,570
Cash, cash equivalents and restricted cash — end of year	$388,465	$31,192	$38,478
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years ended December 31,
	2020	2019	2018
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$384,344	$27,872	$15,450
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	4,121	3,320	3,028
Restricted cash and cash equivalents, included in other assets	—	—	20,000
Total cash, cash equivalents and restricted cash — end of year	$388,465	$31,192	$38,478

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$35,349	$43,051	$46,122
Cash payments of income taxes	$10,982	$50,553	$41,936
Cash paid for amounts included in the measurement of lease liabilities	$121,046	$126,071	$—
NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$6,132	$4,549	$6,359
Contingent consideration issued for acquisitions	$—	$13,870	$—
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$103,668	$133,043	$—
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based child care and early education, back-up child and adult/elder care, tuition assistance and student loan repayment program administration, educational advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Puerto Rico, and India. During the year ended December 31, 2020, the Company divested its child care center business in Canada and ceased to operate its two centers in that geography. The Company provides services designed to help families, employers and their employees better integrate work and family life, primarily under multi-year contracts with employers who offer child care, dependent care, and workforce education services, as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement.
COVID-19 Pandemic — Since March 2020, the Company’s global operations have been significantly impacted by the COVID-19 pandemic and the measures to prevent its spread, such as required business and school closures and stay-at-home orders. In mid-March 2020, in response to the challenges presented by COVID-19, the Company temporarily closed a significant portion of its child care centers, while continuing to operate critical health care client and “hub” centers to provide care and support services to the children whose parents worked on the front lines of the response. Countries and local jurisdictions have since lifted certain restrictions, and the Company has re-opened a significant portion of the temporarily closed centers. As of December 31, 2020, the Company operated 1,014 child care and early education centers, of which 910 were open, including 549 centers in the United States, 299 centers in the United Kingdom, and 62 centers in the Netherlands. The Company’s centers are operating with stringent COVID-19 protocols in order to protect the health and safety of the children, families and staff, including social distancing procedures for pick-up and drop-off, daily health screenings, the use of face masks by the Company’s staff, limited group sizes, and enhanced hygiene and cleaning practices. As the Company continues to analyze the current environment, it may decide to close or not re-open certain centers in locations where demand and economic trends have shifted. During the year ended December 31, 2020, the Company added 18 new centers and permanently closed 88 centers, for a total of 70 net center reductions in 2020. The Company’s back-up care and educational advisory services have remained operational to clients and their employees.
As a result of the economic effects of the COVID-19 pandemic, the Company recognized a $26.2 million impairment loss during the year ended December 31, 2020 on long-lived assets for closed centers and certain centers that are unlikely to recover the carrying amount of their long-lived assets due to the operational disruption caused by the pandemic, including certain locations that the Company has decided to not re-open or expects not to continue operating on a long-term basis. Given the current risks and uncertainties associated with the COVID-19 pandemic and its impact on the Company’s operations, additional impairment losses may occur. Refer to Note 2, Summary of Significant Accounting Policies, for additional details.
The broad effects of COVID-19, its duration and scope of the ongoing disruption cannot be predicted and is affected by many interdependent variables and decisions by government authorities and the Company’s client partners, as well as demand, economic trends, the adoption and effectiveness of a vaccine, and developments in the persistence and treatment of COVID-19. The Company cannot anticipate how long it will take for re-opened centers to reach typical enrollment levels and there is no assurance that centers currently open will continue to operate. While the Company experienced increased demand for certain back-up care services during the peak of the pandemic in the second quarter, such as in-home care and self-sourced reimbursed care, and more limited disruption to providing educational advisory services, these conditions and trends may not continue in subsequent periods. Given these factors, the Company expects the effects of COVID-19 to continue to adversely impact the results of its operations in 2021.
As a result of the temporary closure of a significant portion of the Company’s child care centers, the Company implemented measures to mitigate the impact on the Company's financial position and operations, as well as improve liquidity and access to financial resources. In addition to actions to reduce spending, the Company amended its credit agreement in April 2020 and May 2020 to increase the borrowing capacity of the Company’s revolving credit facility from $225 million to $400 million; and raised $249.8 million in net proceeds from the issuance and sale of common stock in April 2020. Refer to Note 11, Credit Arrangements and Debt Obligations, for additional information on the amendments to the Company’s credit agreement.
In light of these actions and based on the Company’s assumptions about the continued impact of COVID-19 on its operations, the Company believes it has sufficient liquidity to satisfy its obligations for at least the next twelve months.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). The Company’s significant accounting policies are described below.

Reclassification — Reclassifications have been made to further disaggregate certain prior year amounts within the consolidated statements of cash flows to conform to the current year presentation.
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates in the preparation of the consolidated financial statements relate to the valuation of goodwill and other intangibles, long-lived assets, and income taxes. Actual results may differ from management’s estimates.
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
The Company’s intercompany accounts are denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the re-measurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the re-measurement of intercompany receivables from those foreign subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of income.
Concentrations of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. During the year ended December 31, 2020, cash and cash equivalents increased significantly in connection with the $249.8 million net proceeds received from the sale of common stock in April 2020. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed at December 31, 2020 and 2019.
Cash, Cash Equivalents, and Restricted Cash — The Company considers all highly liquid investments with maturities, when purchased, of three months or less to be cash equivalents.
The Company’s cash management system provides for the funding of the main bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks may be in excess of the cash balances at certain banks, creating book overdrafts. There were $12.5 million and $12.4 million in book overdrafts at December 31, 2020 and 2019, respectively, included in accounts payable and accrued expenses on the consolidated balance sheet.
The Company’s cash and cash equivalents that are restricted in nature as to withdrawal or usage are included in prepaid expenses and other current assets. Restricted cash is primarily comprised of cash deposits that guarantee letters of credit, and cash and cash equivalents associated with the Company’s wholly-owned captive insurance company.
Accounts Receivable — The Company generates accounts receivable from fees charged to parents and employer sponsors, which are generally billed monthly as services are rendered or in advance, and are classified as short-term. The Company monitors collections and maintains a provision for expected credit losses based on historical trends, current conditions, and relevant forecasted information, in addition to provisions established for specific collection issues that have been identified. Activity in the allowance for credit losses was as follows:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Beginning balance	$1,226	$2,514	$2,429
Provision	2,585	840	1,148
Write offs and recoveries	(1,454)	(2,128)	(1,063)
Ending balance	$2,357	$1,226	$2,514

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
Goodwill impairment assessments are performed at the reporting unit level, which are the full-service center-based child care and back-up care operating segments, as well as EdAssist, College Coach, and Sittercity. In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s services, regulatory developments, cost factors, and entity specific factors such as overall financial performance and projected results. If an initial qualitative assessment indicates that it is more likely than not that the carrying value exceeds the fair value of a reporting unit, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, the Company compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using the applicable discount rate. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The Company performed a quantitative assessment during the annual impairment review as of October 1, 2020 and concluded the fair value of the Company’s reporting units exceeded their carrying amount and no risk of impairment existed. No goodwill impairment charges were recorded in the years ended December 31, 2020, 2019, or 2018.
The Company tests certain trade names that are determined to be indefinite-lived intangible assets by comparing the fair value of the trade names with their carrying value. The Company estimates the fair value by estimating the total revenue attributable to the trade names and applying market-derived royalty rates for guideline intangible assets, consistent with the initial valuation of the intangibles. No impairment losses were recorded in the years ended December 31, 2020, 2019 or 2018 in relation to intangible assets.
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

Impairment of Long-Lived Assets — The Company reviews long-lived assets, including definite-lived intangible assets, for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Impairment is assessed by comparing the carrying amounts of the assets to the estimated undiscounted future cash flows over the assets remaining lives. If the estimated cash flows are less than the carrying amounts of the assets, an impairment loss is recognized to reduce the carrying amounts of the assets to its estimated fair value. The impairment is allocated to the long-lived assets on a pro rata basis using the relative carrying amounts, but only to the extent the carrying amount of an asset is above its fair value.
During the year ended December 31, 2020, the Company recognized impairment losses of $26.2 million on fixed assets and operating lease right-of-use assets for which the carrying amount exceeded the fair value for certain centers. The Company permanently closed 88 centers during the year and incurred impairment losses. In addition, the Company evaluated other centers when indicators of impairment were present. Based on the estimated undiscounted future cash flow assessment, certain of the Company’s open and temporarily closed centers had long-lived asset carrying amounts that exceeded the estimated undiscounted future cash flows over the assets remaining life. For the centers that had impairment indicators, the fair value was determined based on discounting estimated cash flows. Impairment losses were allocated between long-lived assets, including consideration of market rates for leased assets. Refer to Note 13, Fair Value Measurements, for additional information. Impairment losses were immaterial for the years ended December 31, 2019 and 2018.
Revenue Recognition — The Company generates revenue from services based on the nature of the promise and the consideration specified in contracts with customers. At contract inception, the Company assesses the services promised in the contract and identifies each distinct performance obligation. The transaction price of a contract is allocated to each distinct performance obligation using the relative stand-alone selling price and recognized as revenue when, or as, control of the service is passed to the customer. The application of these policies to the services provided by each of the Company’s segments is discussed below.
Full-Service Center-Based Child Care
The Company’s full-service center-based child care includes traditional center-based child care and early education, preschool, and elementary education. The Company provides its center-based child care services under two principal business models: (1) a cost-plus model, where the Company is paid a fee by an employer client for managing a child care center on a cost-plus basis, and (2) a profit and loss (“P&L”) model, where the Company assumes the financial risk of operating a child care center and provides care on either an exclusive or priority enrollment basis to the employees of an employer sponsor, as well as to families in the surrounding community. In both the cost-plus and sponsor P&L models, the employer sponsor retains responsibility for the development of a new child care center (which is generally owned or leased by the sponsor), as well as ongoing maintenance and repairs. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services to their employees. Under all model types, the Company retains responsibility for all aspects of operating the child care center, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
Revenue generated from full-service center-based child care services is primarily comprised of monthly tuition paid by parents. Tuition is determined based on the age and developmental level of the child, the child’s attendance schedule, and geographic location of the facility. The full-service child care offering provided to parents represents a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over time, which transfers daily. The tuition paid by parents is recognized on a daily basis, but for convenience is recorded on a monthly basis.
The Company enters into contracts with employer sponsors to manage and operate their child care and early education centers for a management fee, or to provide child care services to their employees on an exclusive or priority basis. These arrangements generally have a contractual term of three to ten years with varying terms and renewal and cancellation options, and may also include operating subsidies paid either in lieu of or to supplement parent tuition. The management fee included in contracts with employer sponsors is typically a monthly amount, and generally includes an annual escalator that is intended to reflect expected future cost increases. Annual escalators are generally stated as a percentage or as a reference to a consumer price index. The contracts also generally include a termination right with a notice period. The Company allocates revenue for contracts with an accounting term in excess of one year to the applicable contract year based on the rates applicable for that annual period, which is commensurate with the expected increases to the cost of providing the service, the Company’s standard pricing practices, as well as the overall allocation objective described in the guidance. Services provided to the employer sponsor represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over time, which transfers daily. Fees paid by the employer sponsor are recognized on a daily basis, but for convenience is recorded on a monthly basis (i.e., the same monthly amount within the contract year using the time elapsed method).

Certain arrangements provide that the employer sponsor pay operating subsidies in lieu of, or to supplement, parent tuition. The employer subsidy for cost-plus managed centers, which consists of variable consideration, is typically calculated as the difference between parent tuition revenue and the operating costs for the center for each respective month and is recognized as revenue in the month the services are provided. The variable consideration relates specifically to efforts to transfer each distinct daily service and the allocation of the consideration earned to that distinct day in which those activities are performed is consistent with the overall allocation objective.
Back-Up Care Services
Back-up care services consist of center-based back-up child care, in-home child and adult/elder dependent care, and self-sourced reimbursed care. The Company provides back-up care services through the Company’s child care centers and in-home care providers, as well as through the back-up care network. Bright Horizons back-up care offers access to a contracted network of in-home service agencies and center-based providers in locations where the Company does not otherwise have in-home care providers or centers with available capacity. Self-sourced reimbursed care is a reimbursement program for clients to utilize in emergency-type situations to provide payments to their employees.
Back-up care revenue is primarily comprised of fixed and variable consideration paid by employer sponsors, and, to a lesser extent, co-payments collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for back-up care services are typically determined based on the number of back-up uses purchased, which may be fixed based on a specified number of uses or variable fees paid per use, and are generally billed monthly as services are rendered or in advance. Revenue for back-up care services is recognized over time as the services are performed and is recognized in the month the back-up services are provided. Allocation of the consideration earned as the service is performed is consistent with the overall allocation objective. Revenue for self-sourced reimbursed care is based on a fee earned for each payment processed (i.e., on a net basis as the Company is acting as an agent for the payment of the self-sourced care reimbursement from clients to their employees) and is recognized in the month the payments are processed.
Educational Advisory and Other Services
The Company’s educational advisory services consist of tuition assistance and student loan repayment program administration, workforce education, and related educational consulting services (“EdAssist Solutions”), and college admissions advisory services (“College Coach”). Educational advisory services revenue is primarily comprised of fixed and variable fees paid by employer clients for program management, coaching, and subscription of content, and, to a lesser extent, retail fees collected from users at the point of service. These arrangements generally have contractual terms of one to three years with varying terms and renewal and cancellation options. Fees for educational advisory services are determined based on the expected number of program participants and the services selected, and are generally billed in advance. Revenue for EdAssist Solutions is recognized on a straight-line basis using the time- elapsed method over the contract term with additional charges recognized in the month the additional services are provided consistent with the overall allocation objective. Revenue for College Coach is recognized over the contract term as college admissions advisory services are provided and customers receive the benefit.
Other services consist of the Sittercity business, an online marketplace for families and caregivers. Revenue is primarily generated from subscriptions, comprised of fixed fees for the subscription period, and, to a lesser extent, variable transaction fees collected from users at the point of service. Subscription fees are recognized on a straight-line basis using the time-elapsed method over the contract term, and variable transaction fees earned are allocated to that distinct transaction consistent with the overall allocation objective.
Significant Judgments and Estimates
The Company generally does not have significant judgments or estimates that significantly affect the determination of the amount, the allocation of the transaction price to performance obligations, or timing of revenue from contracts with customers. The nature of the Company’s services does not require significant judgment or estimates to determine when control transfers to the customer. Based on past practices and customer specific circumstances, the Company occasionally may grant concessions that impact the total transaction price. If the transaction price may be subject to adjustment, significant judgment may be required to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur. As of December 31, 2020 and 2019, there were no material estimates related to the constraint of cumulative revenue recognized.
Deferred Revenue — The Company’s payment terms vary by the type of services offered. Tuition collected from parents is typically billed and collected monthly in advance. Fees collected from employer sponsors may be billed annually or quarterly in advance or may be billed monthly in arrears. The Company’s standard payment terms generally align with the timing of the services performed and do not include a financing component. The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. The Company has the unconditional right to consideration as it satisfies the performance obligations, therefore no contractual assets are recognized.

Leases — The Company has operating leases for certain of its full-service and back-up child care and early education centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, and the Netherlands. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. The Company does not have any finance leases as of December 31, 2020.
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
For leases with a term of one year or less (“short-term leases”), the Company elected to not recognize the arrangements on the balance sheet and the lease payments are recognized in the consolidated statement of income on a straight-line basis over the lease term. The Company subleases certain properties that are not used in its operations. The Company’s lease agreements do not contain material restrictive covenants.
Equity Method Investment — The Company accounts for its investments in entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the investment is adjusted to reflect Bright Horizons’ proportionate share of the investees’ net earnings or losses, and is reduced by the amortization of embedded intangible assets. The Company reviews the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company accounts for its 20% interest in a provider of full-service center-based child care and back-up care services in Germany using the equity method. The equity method investment is included in other assets on the consolidated balance sheet and, as of December 31, 2020 and 2019, the investment balance was $6.7 million and $6.2 million, respectively. The impact on the results of operations were immaterial for the years ended December 31, 2020 and 2019.

Debt Securities — The Company’s investment in debt securities, which are classified as available-for-sale, consisted of U.S. Treasury and U.S. government agency securities, certificate of deposits, and treasury bills with maturities greater than three months. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations as these assets are restricted to fund the captive insurance company operations and capitalization. These securities are recorded at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). As of December 31, 2020, the fair value of the available-for-sale debt securities was $27.9 million and was classified based on the instruments’ maturity dates, with $21.5 million included in prepaid expenses and other current assets and $6.4 million in other assets on the consolidated balance sheet. As of December 31, 2019, the fair value of the available-for-sale debt securities was $24.9 million, with $17.0 million included in prepaid expenses and other current assets and $7.9 million in other assets on the consolidated balance sheet. At December 31, 2020 and 2019, the amortized cost was $27.9 million and $24.9 million, respectively. The debt securities held at December 31, 2020 primarily had remaining maturities ranging from less than one year to approximately 1.5 years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the years ended December 31, 2020 and 2019. The Company did not realize any gains or losses on its debt securities during the years ended December 31, 2020 and 2019.
Other Investments — The Company’s investments in equity securities are primarily in a limited partnership. The equity investments without readily determinable fair value are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions. The Company reviews such equity investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. As of December 31, 2020 and 2019, the equity investments were $1.2 million and $3.2 million, respectively, which were recorded in other assets on the consolidated balance sheet. During the year ended December 31, 2020, the Company recognized a $2.1 million impairment loss on an equity investment. The impairment loss was included in cost of services on the consolidated statement of income, which has been allocated to the back-up care segment. Refer to Note 13, Fair Value Measurements, for additional information.
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
Stock-Based Compensation — The Company accounts for stock-based compensation using a fair value method. Stock-based compensation expense is recognized in the consolidated financial statements based on the grant-date fair value of the awards that are expected to vest. This expense is recognized on a straight-line basis over the requisite service period, which generally represents the vesting period of each separately vesting tranche. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model. The fair value of restricted stock, restricted stock units and performance stock units is based on their intrinsic value on the date of grant.
Excess tax benefits (deficiencies) associated with stock-based compensation are recognized as a component of income tax expense (benefit).

Comprehensive Income or Loss — Comprehensive income or loss is comprised of net income or loss, foreign currency translation adjustments, and unrealized gains or losses on cash flow hedges and investments, net of tax. The Company has not recorded a deferred tax liability related to state income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested. Therefore, taxes are not provided for the related currency translation adjustments.
Earnings Per Share — Earnings per share is calculated using the two-class method, which requires the allocation of earnings to each class of common stock outstanding and to unvested participating shares. Unvested participating shares are unvested stock-based payment awards of restricted stock that participate equally in dividends with common stock, but do not participate in losses. Net income available to stockholders is allocated on a pro rata basis to each class of common stock outstanding and to unvested participating shares as if all of the earnings for the period had been distributed. Basic earnings per share is calculated by dividing the allocated net income by the weighted-average common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period using the more dilutive of the treasury stock method or the two-class method.
Government Support — The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States, which is an economic aid package to help mitigate the impact of the pandemic. Additionally, other foreign governmental legislation that provides relief provisions has been enacted in response to the economic impact of COVID-19. The Company has participated in certain government support programs, including availing itself of certain tax deferrals and tax credits allowed pursuant to the CARES Act in the United States, as well as certain tax deferrals, tax credits, and employee wage support in the United Kingdom, and may continue to do so in the future. Governmental support received is recorded on the consolidated statement of income as a reduction to the related expenses that the assistance is intended to defray. During the year ended December 31, 2020, $83.5 million was recorded as a reduction to cost of services in relation to these benefits, of which $8.4 million was recorded in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2020 for amounts receivable from government support programs. Additionally, the Company had payroll tax deferrals totaling $20.4 million as of December 31, 2020, of which $10.2 million was included in accounts payable and accrued expenses and $10.2 million was included in other long-term liabilities.
Recently Adopted Pronouncements — On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the existing guidance on the accounting for credit losses of certain financial instruments. This guidance requires entities to recognize the expected credit loss over the lifetime of certain financial instruments and modifies the impairment model for available-for-sale debt securities. This standard is applied by recording a cumulative effect adjustment to retained earnings upon adoption. There was no impact to the Company’s consolidated financial statements upon the adoption of this guidance. Refer to the Accounts Receivable accounting policy section above for the activity in the allowance for credit losses. The Company’s investments in debt securities, which were classified as available-for-sale, are further disclosed in Note 13, Fair Value Measurements. As of December 31, 2020, the available-for-sale debt securities are not in an unrealized loss position, and therefore there is no allowance for credit losses.
The Company adopted ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Topic 848”), which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference the London Interbank Offered Rate (“LIBOR”) or another rate that is expected to be discontinued as a result of reference rate reform. The guidance is effective on or subsequent to March 12, 2020 through December 31, 2022 and may be applied prospectively. The Company elected to apply the hedge accounting expedients related to probability of forecasted transactions and the assessments of effectiveness. Additionally, the Company elected to apply the expedients to qualifying modifications of debt agreements within the scope of ASC 470, Debt. There was no impact to the Company’s consolidated financial statements upon the adoption of this guidance.
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

3. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full-service center-based child care	Back-up care	Educational advisory and other services	Total
	(In thousands)
Year ended December 31, 2020
North America	$695,795	$373,728	$94,533	$1,164,056
Europe	336,471	14,566	—	351,037
	$1,032,266	$388,294	$94,533	$1,515,093
Year ended December 31, 2019
North America	$1,223,365	$280,222	$81,681	$1,585,268
Europe	460,641	16,108	—	476,749
	$1,684,006	$296,330	$81,681	$2,062,017
Year ended December 31, 2018
North America	$1,144,932	$239,056	$71,361	$1,455,349
Europe	441,391	6,442	—	447,833
	$1,586,323	$245,498	$71,361	$1,903,182
The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations. Revenues in the United States were substantially all of the North America revenues. Revenues in the United Kingdom were $243.6 million in 2020, $382.1 million in 2019, and $371.5 million in 2018. Revenue associated with other countries was not in excess of 10% of total revenues. During the year ended December 31, 2020, the Company divested its child care center business in Canada and ceased to operate its two centers in that geography.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. In 2020, $184.6 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2019. In 2019, $169.0 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2018. There were no significant changes in deferred revenue during the years ended December 31, 2020 and 2019 related to business combinations, impairments, cumulative catch-up or other adjustments.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original contract term of one year or less, or for variable consideration allocated to the unsatisfied performance obligation of a series of services. The transaction price allocated to the remaining performance obligations relates to services that are paid or invoiced in advance. The Company’s remaining performance obligations not subject to the practical expedients were not material at December 31, 2020.

4. LEASES
Lease Expense
The components of lease expense were as follows:

	Years ended December 31,
	2020	2019
	(In thousands)
Operating lease expense (1)	$144,553	$126,796
Variable lease expense (1)	28,423	34,845
Total lease expense	$172,976	$161,641
(1)Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Operating lease expense for the year ended December 31, 2020 includes an impairment loss on operating lease right-of-use assets of $10.0 million. Refer to Note 13, Fair Value Measurements, for additional disclosure. Rent expense for the year ended December 31, 2018 was $127.4 million, as determined under ASC 840.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	December 31,
	2020	2019
Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	6.0%	6.2%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of December 31, 2020:

Operating Leases
(In thousands)
2021	$124,435
2022	129,972
2023	121,343
2024	110,529
2025	96,534
Thereafter	519,314
Total lease payments	1,102,127
Less imputed interest	(285,192)
Present value of lease liabilities	816,935
Less current portion of operating lease liabilities	(87,181)
Long-term operating lease liabilities	$729,754
As of December 31, 2020, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $38.3 million. The leases are expected to commence between the first quarter of fiscal 2021 and the second quarter of fiscal 2023 and have initial lease terms of approximately 10 to 15 years.

Lease Modifications
In response to the broad effects of COVID-19, the Company re-negotiated certain payment terms with lessors to mitigate the impact on the Company’s financial position and operations. As of December 31, 2020, the Company had deferred lease payments of $7.7 million. The majority of these lease payments are payable over the next year. On April 10, 2020, the FASB issued guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification, in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Such concessions would be recorded as negative lease expense in the period of relief. The Company elected this practical expedient in accounting for lease concessions provided for the Company’s center lease agreements and the impact was immaterial.
5. ACQUISITIONS
The Company’s growth strategy includes expansion through strategic and synergistic acquisitions. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with the Company's existing operations, as well as from benefits derived from gaining the related assembled workforce.
2020 Acquisitions
During the year ended December 31, 2020, the Company acquired two child care centers and the Sittercity business, an online marketplace for families and caregivers, in the United States, in three separate business acquisitions, which were each accounted for as a business combination. These businesses were acquired for cash consideration of $8.1 million, net of cash acquired of $1.3 million, and consideration payable of $0.1 million, and include fixed assets and technology of $4.1 million, as well as a trade name of $0.7 million that will be amortized over five years. The Company recorded goodwill of $2.0 million related to the educational advisory and other services segment and $2.1 million related to the full-service center-based child care segment, all of which will be deductible for tax purposes.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 31, 2020, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition. The acquisitions completed in 2020 contributed revenue of $4.4 million during the year ended December 31, 2020.
During the year ended December 31, 2020, the Company paid $1.2 million for contingent consideration related to acquisitions completed in 2018 and 2019, which had been recorded as a liability at the date of acquisition.
2019 Acquisitions
During the year ended December 31, 2019, the Company acquired three centers and the tuition program management division of another company in the United States, four centers in the Netherlands, and one back-up care provider in the United Kingdom, in eight separate business acquisitions, which were each accounted for as a business combination. These businesses were acquired for cash consideration of $53.3 million, net of cash acquired of $1.2 million, and consideration payable of $0.7 million. Additionally, contingent consideration of up to $20.0 million may be payable if annual performance targets through 2022 are met. The Company recorded a fair value estimate of the contingent consideration of $13.9 million at acquisition. The Company recorded goodwill of $25.4 million related to the back-up care segment, which will not be deductible for tax purposes, $14.0 million related to the educational advisory and other services segment, which will be deductible for tax purposes, and $15.2 million related to the full-service center-based child care segment, of which $3.9 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $14.6 million, primarily consisting of customer relationships that will be amortized over five years, as well as fixed assets and technology of $3.1 million, and deferred tax liabilities of $1.9 million in relation to these acquisitions.
During the year ended December 31, 2019, the Company paid $4.2 million for deferred and contingent consideration, which were accrued at the date of acquisition. Of this settlement, $3.5 million was for deferred consideration payable related to an acquisition completed in 2018, and $0.7 million was the final installment for contingent consideration related to an acquisition completed in 2016.

2018 Acquisitions
During the year ended December 31, 2018, the Company acquired ten centers in the Netherlands, six centers in the United States, and 20 centers in the United Kingdom, in seven separate business acquisitions, which were each accounted for as a business combination. The centers were acquired for cash consideration of $66.8 million, net of cash acquired of $4.2 million, and consideration payable of $5.4 million. The Company recorded goodwill of $60.3 million related to the full-service center-based child care segment, of which $13.9 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $8.6 million, consisting of trade names and customer relationships that will be amortized over two to five years, as well as fixed assets of $8.3 million, working capital of $1.1 million and deferred tax liabilities of $1.9 million in relation to these acquisitions.
During the year ended December 31, 2018, the Company paid $3.1 million for the settlement of a portion of the contingent consideration related to an acquisition completed in 2016, of which $3.0 million was accrued contingent consideration at acquisition with the remaining balance recorded to the income statement.
6. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full-service center-based child care	Back-up care	Educational advisory and other services	Total
	(In thousands)
Balance at January 1, 2019	$1,155,705	$168,105	$23,801	$1,347,611
Additions from acquisitions	15,228	25,350	14,000	54,578
Adjustments to prior year acquisitions	(83)	—	—	(83)
Effect of foreign currency translation	10,380	387	—	10,767
Balance at December 31, 2019	1,181,230	193,842	37,801	1,412,873
Additions from acquisitions	2,117	—	2,017	4,134
Adjustments to prior year acquisitions	(383)	—	(125)	(508)
Effect of foreign currency translation	14,694	774	—	15,468
Balance at December 31, 2020	$1,197,658	$194,616	$39,693	$1,431,967
The Company also has intangible assets, which consisted of the following at December 31, 2020 and 2019:

December 31, 2020:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
		(In thousands)
Definite-lived intangibles:
Customer relationships	14 years	$402,319	$(310,587)	$91,732
Trade names	6 years	11,219	(9,633)	1,586
		413,538	(320,220)	93,318
Indefinite-lived intangibles:
Trade names	N/A	181,302	—	181,302
		$594,840	$(320,220)	$274,620

December 31, 2019:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
		(In thousands)
Definite-lived intangibles:
Customer relationships	14 years	$404,667	$(283,597)	$121,070
Trade names	6 years	10,656	(8,144)	2,512
		415,323	(291,741)	123,582
Indefinite-lived intangibles:
Trade names	N/A	181,091	—	181,091
		$596,414	$(291,741)	$304,673
The Company recorded amortization expense of $31.7 million, $33.6 million and $32.6 million in the years ended December 31, 2020, 2019, and 2018, respectively.
The Company estimates that it will record amortization expense related to intangible assets existing as of December 31, 2020 as follows over the next five years:

Estimated amortization expense
(In thousands)
2021	$28,712
2022	$26,252
2023	$25,311
2024	$11,242
2025	$1,168

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Investments in available-for-sale debt securities	$21,493	$17,053
Government support program receivables	8,372	—
Prepaid software and licenses	5,849	5,381
Prepaid workers’ compensation claims	5,268	4,150
Prepaid insurance	4,158	2,125
Restricted cash	4,121	3,320
Prepaid rent and other occupancy costs	3,371	4,474
Other prepaid expenses and current assets	10,592	15,658
	$63,224	$52,161

8. FIXED ASSETS
Fixed assets consisted of the following:

		December 31,
	Estimated useful lives	2020	2019
	(In years)	(In thousands)
Buildings	20 - 40	$207,756	$199,113
Furniture, equipment and software	3 - 10	283,437	273,295
Leasehold improvements	Shorter of the lease term or the estimated useful life	540,828	523,504
Land	—	103,996	102,581
Total fixed assets		1,136,017	1,098,493
Accumulated depreciation		(507,260)	(462,340)
Fixed assets — net		$628,757	$636,153
Fixed assets include construction in progress of $34.0 million and $29.5 million at December 31, 2020 and 2019, respectively, which was primarily comprised of leasehold improvements. The Company recorded depreciation expense of $80.0 million, $74.6 million and $68.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.
9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Accrued payroll and employee benefits	$89,555	$76,606
Accounts payable	29,958	31,600
Accrued insurance	17,450	10,091
Other accrued expenses	57,588	48,762
	$194,551	$167,059
Payroll taxes deferred pursuant to the provisions of the CARES Act totaling $10.2 million are recorded in accrued payroll and employee benefits as of December 31, 2020. Accrued insurance primarily consisted of reserves for claims associated with workers’ compensation and general liability.
10. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Customer amounts on deposit	$24,778	$15,922
Interest rate swaps	4,775	—
Liability for unvested restricted stock	4,178	4,424
Income taxes payable	3,660	6,671
Contingent consideration payable for business combinations	—	1,377
Other current liabilities	3,002	2,847
	$40,393	$31,241

11. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company’s senior secured credit facilities consisted of a secured term loan facility (“term loan facility”) and a $400 million multi-currency revolving credit facility (“revolving credit facility”). The term loans mature on November 7, 2023 and require quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.

Outstanding term loan borrowings were as follows:

	December 31,
	2020	2019
	(In thousands)
Term loans	$1,034,688	$1,045,438
Deferred financing costs and original issue discount	(3,801)	(6,639)
Total debt	1,030,887	1,038,799
Less current maturities	(10,750)	(10,750)
Long-term debt	$1,020,137	$1,028,049
The revolving credit facility matures on July 31, 2022. There were no borrowings outstanding on the revolving credit facility at both December 31, 2020 and 2019.
All borrowings under the credit agreement are subject to variable interest. Effective as of May 31, 2018, borrowings under the term loan facility bear interest at a rate per annum of 0.75% over the base rate, or 1.75% over the eurocurrency rate, which is the one, two, three or six month LIBOR rate or, with applicable lender approval, the twelve month or less than one month LIBOR rate. With respect to the term loan facility, the base rate is subject to an interest rate floor of 1.75% and the eurocurrency rate is subject to an interest rate floor of 0.75%. Effective as of April 24, 2020, borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 1.25% over the base rate, or 1.50% to 2.25% over the eurocurrency rate, and the unused commitment fee applicable to the revolving credit commitments ranges from 30 to 50 basis points. Prior to the April 2020 credit amendment, borrowings under the revolving credit facility bore interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the eurocurrency rate.
The effective interest rate for the term loans was 2.50% and 3.55% at December 31, 2020 and 2019, respectively, and the weighted average interest rate was 2.79%, 4.07%, and 3.89% for the years ended December 31, 2020, 2019, and 2018, respectively, prior to the effects of any interest rate hedge arrangements. The weighted average interest rate for the revolving credit facility was 4.49%, 4.20%, and 4.12% for the years ended December 31, 2020, 2019, and 2018, respectively.
Certain financing fees and original issue discount costs are capitalized and are being amortized over the terms of the related debt instruments and amortization expense is included in interest expense. Amortization expense of deferred financing costs was $2.4 million, $1.5 million and $1.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. Amortization expense of original issue discount costs was $0.4 million for each of the years ended December 31, 2020, 2019, and 2018.
All obligations under the senior secured credit facilities are secured by substantially all of the assets of the Company’s U.S. subsidiaries. The senior secured credit facilities contain a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, the Company’s wholly-owned subsidiary, and its restricted subsidiaries, to: incur certain liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of the Company’s subsidiaries; alter the business conducted; enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and consolidate or merge.
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp., the Company's direct subsidiary, to be a passive holding company, subject to certain exceptions. Effective as of April 24, 2020, the revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien gross leverage ratio for four fiscal quarters, followed by a maximum first lien net leverage ratio in the quarters thereafter. The maximum first lien gross leverage ratio was 6.00 to 1.00 for the fiscal quarter ending June 30, 2020, 7.50 to 1.00 for the fiscal quarter ending September 30, 2020, 8.00 to 1.00 for the fiscal quarter ending December 31, 2020, and 7.50 to 1.00 for the fiscal quarter ending March 31, 2021. Beginning with the fiscal quarter ending June 30, 2021, the Company will be required to comply with its previous maximum first lien net leverage ratio of 4.25 to 1.00. A breach of the applicable covenant is subject to certain equity cure rights. Prior to the April 2020 credit amendment, the Company was required to comply with a maximum first lien net leverage ratio.

Future principal payments of long-term debt are as follows for the years ending December 31:

Term Loans
(In thousands)
2021	$10,750
2022	10,750
2023	1,013,188
Total future principal payments	$1,034,688
Credit Amendments
In April 2020, the Company amended its existing senior credit facilities to, among other things, increase the borrowing capacity of the revolving credit facility from $225 million to $385 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants. In May 2020, the Company further increased the borrowing capacity of its revolving credit facility from $385 million to $400 million. In conjunction with the April and May 2020 credit amendments, the Company incurred $2.8 million in fees that have been capitalized in other assets on the consolidated balance sheet and will be amortized over the remaining life of the revolving credit facility.
In May 2018, the Company amended its existing senior credit facilities to, among other changes, reduce the applicable interest rates of the term loan facility and the revolving credit facility. The Company incurred $1.0 million in fees associated with this amendment in the year ended December 31, 2018, which were included in selling, general and administrative expenses.
Derivative Financial Instruments
The Company is subject to interest rate risk as all borrowings under the senior secured credit facilities are subject to variable interest rates. In October 2017, the Company entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements on $500 million notional amount of the outstanding term loan borrowings. These swap agreements, designated and accounted for as cash flow hedges from inception, are scheduled to mature on October 31, 2021. The Company is required to make monthly payments on the notional amount at a fixed average interest rate, plus the applicable rate for eurocurrency loans. Effective as of May 31, 2018, the notional amount is subject to a total interest rate of approximately 3.65%. In exchange, the Company receives interest on the notional amount at a variable rate based on the one-month LIBOR rate, subject to a 0.75% floor.
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
The interest rate swaps and interest rate caps are recorded on the Company’s consolidated balance sheet at fair value and classified based on the instruments’ maturity dates. The Company records gains and losses resulting from changes in the fair value of the interest rate swaps and interest rate caps to accumulated other comprehensive income or loss. These gains and losses are subsequently reclassified into earnings and recognized to interest expense in the Company’s consolidated statement of income in the period that the hedged interest expense on the term loan facility is recognized. The premium paid for the interest rate cap was recorded as an asset and will be allocated to each of the individual hedged interest payments on the basis of their relative fair values. The change in each respective allocated fair value amount will be reclassified out of accumulated other comprehensive income when each of the hedged forecasted transactions impacts earnings and recognized to interest expense in the Company’s consolidated statement of income.
The fair value of the derivative financial instruments was as follows:

		December 31,
Derivative financial instruments	Consolidated balance sheet classification	2020	2019
		(In thousands)
Interest rate swaps - liability	Other current liabilities	$4,775	$—
Interest rate swaps - liability	Other long-term liabilities	$—	$2,850
Interest rate caps - asset	Other assets	$277	$—

The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
	(In thousands)		(In thousands)
Year ended December 31, 2020
Cash flow hedges	$(7,608)	Interest expense — net	$(4,581)	$(3,027)
Income tax effect	2,031	Income tax expense	1,223	808
Net of income taxes	$(5,577)		$(3,358)	$(2,219)

Year ended December 31, 2019
Cash flow hedges	$(8,903)	Interest expense — net	$1,848	$(10,751)
Income tax effect	2,395	Income tax expense	(497)	2,892
Net of income taxes	$(6,508)		$1,351	$(7,859)

Year ended December 31, 2018
Cash flow hedges	$4,549	Interest expense — net	$415	$4,134
Income tax effect	(1,224)	Income tax expense	(123)	(1,101)
Net of income taxes	$3,325		$292	$3,033
During the next twelve months, the Company estimates that a net loss of $4.9 million, pre-tax, will be reclassified from accumulated other comprehensive income (loss) and recorded to interest expense, related to these derivative financial instruments.
12. INCOME TAXES
Income (loss) before income taxes consisted of the following:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
United States	$107,489	$187,511	$157,533
Foreign	(91,837)	35,154	34,054
	$15,652	$222,665	$191,587
The allocation of income before income taxes may fluctuate year to year due to activity within the Bright Horizons consolidated group.
Income tax expense (benefit) consisted of the following:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Current income tax expense (benefit):
Federal	$(4,674)	$32,922	$25,225
State	5,971	13,379	9,915
Foreign	(360)	7,321	3,935
	937	53,622	39,075
Deferred tax benefit:
Federal	(150)	(4,727)	(188)
State	(10,971)	(2,739)	(2,550)
Foreign	(1,156)	(3,877)	(2,731)
	(12,277)	(11,343)	(5,469)
Income tax expense (benefit)	$(11,340)	$42,279	$33,606

The CARES Act provided a technical correction regarding Qualified Improvement Property (“QIP”) and the election to take bonus depreciation on such property. This correction allows taxpayers to retroactively accelerate depreciation on QIP. The Federal current and deferred benefit for 2020 includes the impact of a $10 million acceleration of the tax deduction for depreciation related to 2019 additions.
The following is a reconciliation of the U.S. federal statutory rate to the effective rate on pretax income:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Federal income tax expense computed at statutory rate	$3,287	$46,760	$40,233
State income tax expense (benefit) — net of federal income tax	(4,491)	8,522	6,466
Valuation allowance — net	2,116	—	—
Intercompany interest	1,125	(5,213)	(8,367)
Permanent differences and other — net	1,655	1,940	(1,417)
Stock-based compensation	(12,901)	(10,990)	(9,446)
Unbenefited foreign loss	233	—	—
Change in income tax rate	(360)	—	(548)
Global Intangible Low-Taxed Income	(1,418)	1,277	2,893
Change to uncertain tax positions — net	(510)	(1,931)	1,657
Foreign rate differential	(76)	1,914	2,135
Income tax expense (benefit)	$(11,340)	$42,279	$33,606
On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation with the Tax Cuts and Jobs Act (“Tax Act”) that made changes to the U.S. tax code impacting the year ended December 31, 2017 and future years. The Tax Act introduced the Global Intangible Low-Taxed Income (“GILTI”) regime. The taxes on GILTI are accounted for as period costs when incurred. Updated GILTI regulations were released by the U.S. Treasury in July 2020 allowing retroactive annual elections to exclude GILTI that is subject to an effective foreign income tax rate exceeding ninety percent of the maximum U.S. corporate tax rate.
The effective income tax rate for 2020 was a benefit of (72.5)% and includes current tax benefit of $3.4 million related to prior years and a $1.4 million retroactive reduction of GILTI for taxable years 2018 and 2019 for the high-tax exclusion that was included in the updated GILTI regulations. Based on the Company’s jurisdictional mix of taxable income, there was no additional federal income tax expense attributable to GILTI for 2020. Income tax expense was reduced by $16.2 million in 2020 for the excess tax benefits associated with the exercise of stock options and vesting of restricted stock.
The effective income tax rate for 2019 was 19.0%. The GILTI regime resulted in additional federal income tax expense of $1.3 million during the year. Additionally, income tax expense was reduced by $13.9 million in 2019 for the excess tax benefits associated with the exercise of stock options and vesting of restricted stock.
The effective income tax rate for 2018 was 17.5%. The GILTI regime resulted in additional federal income tax expense of $2.9 million during the year. Additionally, income tax expense was reduced by $12.1 million in 2018 for the excess tax benefits associated with the exercise of stock options and vesting of restricted stock. Included in permanent differences and other — net in the rate reconciliation above is a $3.7 million benefit related to finalizing intercompany interest deductions for prior year foreign tax returns.

Significant components of the Company’s net deferred tax liability were as follows:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Reserve on assets	$400	$259
Net operating/capital loss carryforwards	560	338
Liabilities not yet deductible	14,377	10,949
Deferred revenue	3,548	3,415
Stock-based compensation	11,523	9,906
Operating lease liabilities	204,688	190,537
Other	6,414	4,693
Deferred tax assets	241,510	220,097
Less: valuation allowance	(2,116)	—
Total net deferred tax assets	239,394	220,097

Deferred tax liabilities:
Operating lease right-of-use assets	(174,961)	(169,117)
Intangible assets	(80,515)	(86,064)
Depreciation	(29,869)	(23,764)
Total deferred tax liabilities	(285,345)	(278,945)
Net deferred tax liability	$(45,951)	$(58,848)
The Company has foreign net operating loss carryforwards of $1.0 million and has recorded an associated deferred tax asset totaling $0.2 million. The net operating losses are in certain foreign jurisdictions and can be carried forward indefinitely.
During the year ended December 31, 2020, the Company recorded a valuation allowance on $2.1 million of deferred tax assets. The Company assesses available positive and negative evidence to estimate if there is sufficient future taxable income to use the existing deferred tax assets. Based on the weight of evidence, the Company determined that it was more likely than not that the deferred tax assets would not be realized.
At December 31, 2019, the net deferred tax liability of $58.8 million includes deferred tax assets of $0.1 million which are included in other assets in the consolidated balance sheet.
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability of approximately $1.7 million related to the state taxes and foreign withholding taxes on approximately $124.3 million of cumulative undistributed earnings of foreign subsidiaries indefinitely invested outside the United States.
Uncertain Tax Positions
The changes in the unrecognized tax benefits were as follows:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Beginning balance	$3,725	$5,444	$1,903
Additions for tax positions of prior years	118	755	2,937
Additions for tax positions of current year	—	—	684
Reductions for tax positions of prior years	—	(2,507)	—
Lapses of statutes of limitations	(854)	—	—
Effect of foreign currency adjustments	(60)	33	(80)
Ending balance	$2,929	$3,725	$5,444

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were immaterial for each of the years ended December 31, 2020, 2019 and 2018. Total interest and penalties accrued as of December 31, 2020 was $1.1 million. In 2020, the Company reduced unrecognized tax benefits by $0.9 million for lapse of statute of limitations, and recorded an unrecognized tax benefit for prior year tax positions in the U.S. In 2019, the Company reduced unrecognized tax benefits by $2.5 million for prior year tax positions of foreign subsidiaries. During 2018, the Company recorded unrecognized tax benefits for the U.S. and a foreign subsidiary’s prior year tax positions.
The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is $4.0 million, inclusive of interest. The unrecognized tax benefits could change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, or if applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $2.8 million.
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
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of December 31, 2020, there were two income tax audits in process and the tax years from 2016 to 2019 are subject to audit.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, India, Ireland and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to five years.
13. FAIR VALUE MEASUREMENTS
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
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 1. As of December 31, 2020, the carrying value and estimated fair value of long-term debt was $1.03 billion and $1.02 billion, respectively. As of December 31, 2019, the carrying value and estimated fair value of long-term debt was $1.05 billion.
Derivative Financial Instruments — The Company’s interest rate swap agreements and interest rate cap agreements are recorded at fair value, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps and interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps and interest rate caps, it was not considered a significant input. The fair value of the interest rate swaps and interest rate caps are classified as Level 2. As of December 31, 2020 and 2019, the fair value of the interest rate swap agreements was a liability of $4.8 million and $2.9 million, which were recorded in other current liabilities and other long-term liabilities on the consolidated balance sheet, respectively. As of December 31, 2020, the fair value of the interest rate cap agreements was $0.3 million, which was recorded in other assets on the consolidated balance sheet.

Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consisted of U.S. Treasury and U.S. government agency securities and certificates of deposits. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets. As such, the Company’s debt securities are classified as Level 1. As of December 31, 2020, the fair value of the available-for-sale debt securities was $27.9 million and was classified based on the instruments’ maturity dates, with $21.5 million included in prepaid expenses and other current assets and $6.4 million in other assets on the consolidated balance sheet. As of December 31, 2019, the fair value of the available-for-sale debt securities was $24.9 million, with $17.0 million included in prepaid expenses and other current assets and $7.9 million in other assets on the consolidated balance sheet.
Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations as disclosed in Note 5, Acquisitions. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses in the Company’s consolidated statements of income. The fair value of the contingent consideration was calculated using a real options model based on probability-weighted outcomes of meeting certain future performance targets and related to a 2019 acquisition. The key inputs to the valuation are the projections of future financial results in relation to the business. The Company classified the contingent consideration liability as a Level 3 fair value measurement due to the lack of observable inputs used in the model.
The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements:

	Years ended December 31,
	2020	2019
	(In thousands)
Beginning balance	$15,987	$1,930
Issuance of contingent consideration in connection with acquisitions	—	13,870
Settlements of contingent consideration liabilities	(1,238)	(650)
Changes in fair value	(1,390)	557
Foreign currency translation	362	280
Ending balance	$13,721	$15,987
Nonrecurring Fair Value Estimates — During the year ended December 31, 2020, the Company recognized impairment losses of $16.2 million and $10.0 million, respectively, on fixed assets and operating lease right-of-use assets for certain centers. The impairment losses were included in cost of services on the consolidated statement of income, which have been allocated to the full-service center-based child care segment. The estimated fair value of the applicable center long-lived assets was based on the fair value of the asset groups, calculated using a discounted cash flow model, with unobservable inputs. The fair value of the fixed assets was insignificant given the current and expected cash flows of these centers and the valuation of the lease right-of-use-assets considered the amount a market participant would pay for use of the asset. The Company classified the center long-lived assets as a Level 3 fair value measurement due to the lack of observable inputs used in the model.
During the year ended December 31, 2020, the Company recognized a $2.1 million impairment loss on an equity investment. The impairment loss was included in cost of services on the consolidated statement of income, which has been allocated to the back-up care segment. The estimated fair value of the equity investment was based on a qualitative assessment that considered the economic environment, business prospects and transaction information in the entity’s securities, among other factors considered. The Company classified the equity investment as a Level 3 fair value measurement due to the lack of observable inputs.
14. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Preferred Stock
The Company authorized 25 million shares of undesignated preferred stock in 2013 for issuance, of which none have been issued. The Company’s board of directors has the authority, without further action by stockholders, to issue up to 25 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of December 31, 2020 and 2019, no shares of preferred stock were outstanding.

Issuance of Stock
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
Treasury Stock
The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective June 12, 2018. The share repurchase program has no expiration date and replaced the prior August 2016 authorization. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the year ended December 31, 2020, the Company repurchased 0.2 million shares for $32.2 million. At December 31, 2020, $194.9 million remained available under the repurchase program.
During the year ended December 31, 2019, the Company repurchased 0.2 million shares for $31.9 million. During the year ended December 31, 2018, the Company repurchased 1.2 million shares for $126.7 million, including a total of 0.8 million shares that were purchased from investment funds affiliated with Bain Capital Partners LLC and other selling stockholders in a secondary offering at the same price per share paid by the underwriter to the selling stockholders. Investment funds affiliated with Bain Capital Partners LLC sold their remaining holdings of the Company’s common stock in the secondary offering completed March 2018.
Equity Incentive Plan
The Company’s 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated (the “Plan”), allows for the issuance of equity awards of up to 7.4 million shares of common stock. The Plan’s original authorization of 5.0 million shares was increased in 2019 by 2.4 million shares as approved by the Company’s stockholders on May 29, 2019. As of December 31, 2020, there were approximately 2.4 million shares of common stock available for grant. The equity awards that have been granted under the Plan consist of time-based stock options, restricted stock, restricted stock units, and performance stock units, which are described below.
Stock-Based Compensation
The Company recognized the impact of stock-based compensation in its consolidated statements of income for the years ended December 31, 2020, 2019, and 2018 and did not capitalize any amounts on the consolidated balance sheets. In the years ended December 31, 2020, 2019, and 2018 the Company recorded stock-based compensation expense of $21.0 million, $17.3 million, and $13.8 million, respectively. Stock-based compensation expense of $19.1 million, $15.8 million, and $13.1 million was recorded in selling, general and administrative expenses in the years ended December 31, 2020, 2019, and 2018, respectively, and $1.9 million, $1.5 million, and $0.7 million was recorded in cost of services, respectively, in the consolidated statements of income in relation to all awards granted under the equity incentive plans. Stock-based compensation expense generated a deferred income tax benefit of $5.5 million, $4.5 million, and $3.6 million in the years ended December 31, 2020, 2019 and 2018, respectively.
Income tax benefits realized from the exercise of stock options and vesting of restricted stock in the years ended December 31, 2020, 2019, and 2018 were $20.1 million, $16.7 million, and $14.7 million, respectively, inclusive of the excess tax benefits realized of $16.2 million, $13.9 million, and $12.1 million in the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020, there was $31.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over a weighted average remaining requisite service period of approximately three years. Estimated forfeitures are based on the Company’s historical forfeitures and is adjusted periodically based on actual results. There were no share-based awards classified as a liability during the year ended December 31, 2020.

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
Stock-based compensation expense for stock options is based on the fair value of the award on the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years ended December 31,
	2020	2019	2018
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	24.7%	20.0%	26.0%
Risk free interest rate	0.8%	2.4%	2.6%
Expected life of options (years)	5.1	5.1	5.3
Weighted average fair value per share of options granted during the period	$35.62	$29.16	$28.62
The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected stock price volatility assumption was determined using the historical volatility of the Company’s stock price over a term equal to the expected life of the options. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the years ended December 31, 2020, 2019, and 2018, the expected life of the options was calculated using the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We utilized the simplified method because the Company did not have sufficient historical exercise data over the life of awards to provide a reasonable basis upon which to estimate expected term.
The following table summarizes the stock option activity under the Company’s equity plan for the year ended December 31, 2020:

	Weighted Average Remaining Contractual Life in Years
		Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2020	4.3	2,522,674	$82.65
Granted		527,289	153.18
Exercised		(621,195)	50.59
Forfeited/Expired		(169,293)	117.11
Outstanding at December 31, 2020	4.4	2,259,475	$105.34	$152.9
Exercisable at December 31, 2020	1.9	495,875	$49.23	$61.4
Vested and expected to vest at December 31, 2020	4.3	2,127,762	$103.61	$147.6
The fair value (pre-tax) of options that vested during the years ended December 31, 2020, 2019, and 2018 was $8.6 million, $7.8 million, and $5.5 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $60.3 million, $54.4 million, and $46.3 million, respectively. Cash proceeds from the exercise of stock options for the years ended December 31, 2020, 2019, and 2018 were $31.4 million, $21.8 million, and $18.5 million, respectively.

Restricted Stock, Restricted Stock Units, and Performance Stock Units
Restricted stock awards are granted to certain senior managers at the discretion of the board of directors as allowed under the Plan. Restricted stock awards generally vest on the earliest of the third anniversary of the grant date, a change in control of the Company, or the termination of employment by reason of death or disability, and are accounted for as non-vested stock. Restricted stock is generally sold for a price equal to 50% of the fair value of the Company’s common stock at the date of grant. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. The unvested shares of restricted stock participate equally in dividends with common stock. Restricted stock is considered legally issued at the date of grant, but is not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. All outstanding shares of restricted stock are expected to vest. Cash proceeds from the issuance of restricted stock for the years ended December 31, 2020, 2019, and 2018 were $7.4 million, $4.8 million, and $4.5 million, respectively.
Stock-based compensation expense for restricted stock awards is based on the intrinsic value of the award on the date of grant. The Company’s stock-based compensation expense recorded in selling, general and administrative expenses in the consolidated statements of income for the years ended December 31, 2020, 2019, and 2018 included $5.2 million, $4.2 million, and $4.1 million, respectively, for restricted stock awards. As of December 31, 2020, total unrecognized compensation expense included $8.2 million related to unvested restricted stock, which is expected to be recognized over the weighted average remaining requisite service period of approximately two years.
The following table summarizes the restricted stock activity under the Company’s equity plan for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Non-vested restricted stock shares at January 1, 2020	293,330	$46.64
Granted	99,427	87.65
Vested	(130,114)	36.34
Forfeited	(11,387)	64.03
Non-vested restricted stock shares at December 31, 2020	251,256	$67.45	$27.1
The fair value of restricted shares vested during the years ended December 31, 2020, 2019, and 2018 was $4.7 million, $3.6 million, and $3.5 million, respectively. The weighted average grant date fair value of restricted shares granted during the years ended December 31, 2020, 2019, and 2018 was $87.65, $63.65, and $47.85, respectively.
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
The following table summarizes the restricted stock unit activity under the Company’s equity plan for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Restricted stock units at January 1, 2020	45,647	$88.48
Granted	10,013	124.82
Converted	(7,000)	53.18
Restricted stock units at December 31, 2020	48,660	$101.04	$8.4
The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2020, 2019, and 2018 was $124.82, $135.14, and $107.39, respectively.
Performance stock units were awarded to certain senior managers as allowed under the Plan and vest upon certain performance conditions being met. The awards allow for the issuance of a share of the Company’s common stock for each unit upon the achievement of stated performance goals, which are generally within five years from the date of the award. The fair value of restricted stock unit awards is the closing market price of the Company’s common stock at the date of grant.

The following table summarizes the performance stock unit activity under the Company’s equity plan for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Performance restricted stock units at January 1, 2020	—	$—
Granted	46,000	121.65
Forfeited	(25,000)	121.65
Performance restricted stock units at December 31, 2020	21,000	$121.65	$3.6

15. EARNINGS PER SHARE
The following table sets forth the computation of earnings per share using the two-class method:

	Years ended December 31,
	2020	2019	2018
	(In thousands, except share data)
Basic earnings per share:
Net income	$26,992	$180,386	$157,981
Allocation of net income to common stockholders:
Common stock	$26,876	$179,520	$157,096
Unvested participating shares	116	866	885
Net income	$26,992	$180,386	$157,981

Weighted average common shares outstanding:
Common stock	59,533,104	57,838,245	57,812,602
Unvested participating shares	255,733	278,808	325,289
Earnings per common share:
Common stock	$0.45	$3.10	$2.72
The Company calculated diluted earnings per share for common stock using the more dilutive of the treasury stock method, or the two-class method. The following table sets forth the computation of diluted earnings per share using the two-class method:

	Years ended December 31,
	2020	2019	2018
	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$26,876	$179,520	$157,096
Plus: earnings allocated to unvested participating shares	116	866	885
Less: adjusted earnings allocated to unvested participating shares	(114)	(850)	(867)
Earnings allocated to common stock	$26,878	$179,536	$157,114

Weighted average common shares outstanding:
Common stock	59,533,104	57,838,245	57,812,602
Effect of dilutive securities	776,881	1,108,995	1,188,067
Weighted average common shares outstanding — diluted	60,309,985	58,947,240	59,000,669
Earnings per common share:
Common stock	$0.45	$3.05	$2.66
Options outstanding to purchase 0.9 million, 0.4 million, and 0.5 million shares of common stock were excluded from diluted earnings per share for the years ended December 31, 2020, 2019, and 2018, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
	(In thousands)
Balance at January 1, 2019	$(67,648)	$5,293	$—	$(62,355)
Other comprehensive income (loss) before reclassifications — net of tax	19,813	(6,508)	70	13,375
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	(1,351)	—	(1,351)
Net other comprehensive income (loss)	19,813	(7,859)	70	12,024
Balance at December 31, 2019	(47,835)	(2,566)	70	(50,331)
Other comprehensive income (loss) before reclassifications — net of tax	22,622	(5,577)	(22)	17,023
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	2,881	3,358	—	6,239
Net other comprehensive income (loss)	25,503	(2,219)	(22)	23,262
Balance at December 31, 2020	$(22,332)	$(4,785)	$48	$(27,069)

(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.
17. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s reportable segments are comprised of full-service center-based child care, back-up care, and educational advisory and other services. The full-service center-based child care segment includes the traditional center-based child care and early education, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home child and adult/elder care, and self-sourced reimbursed care. The Company’s educational advisory and other services segment consists of tuition assistance and student loan repayment program administration, educational consulting services, and college admissions advisory services, as well as the Sittercity business, an online marketplace for families and caregivers, which have been aggregated as they do not meet the thresholds for separate disclosure. The Company and its chief operating decision maker evaluate performance based on revenues and income from operations. Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.
Revenue and income (loss) from operations by reportable segment was as follows:

	Full-service center-based child care	Back-up care	Educational advisory and other services	Total
	(In thousands)
Year ended December 31, 2020
Revenue	$1,032,266	$388,294	$94,533	$1,515,093
Income (loss) from operations (1)	(155,382)	182,938	25,778	53,334
Year ended December 31, 2019
Revenue	$1,684,006	$296,330	$81,681	$2,062,017
Income from operations (2)	166,011	80,394	21,414	267,819
Year ended December 31, 2018
Revenue	$1,586,323	$245,498	$71,361	$1,903,182
Income from operations (3)	152,006	68,462	18,627	239,095

(1)For the year ended December 31, 2020, income (loss) from operations included impairment costs of $28.3 million, of which $16.2 million related to fixed assets and $10.0 million related to operating lease right-of-use assets in the full-service center-based child care segment, and $2.1 million related to an equity investment in the back-up care segment. Additionally, loss from operations in the full-service center-based child care segment included $6.6 million in costs primarily associated with the closure of centers, including related severance and facilities costs. Refer to Note 2, Summary of Significant Accounting Policies, for additional information on impairment costs.
(2)For the year ended December 31, 2019, income from operations includes $0.6 million of transaction costs related to completed acquisitions, of which $0.2 million was allocated to the full-service center-based child care segment and $0.4 million to the back-up care segment.
(3)For the year ended December 31, 2018, income from operations includes $1.9 million of transaction costs related to an amendment to the credit agreement, a secondary offering, and completed acquisitions, all of which were allocated to the full-service center-based child care segment.
Refer to Note 3, Revenue Recognition, for revenue by geographic region. Fixed assets by geographic region were as follows:

	December 31,
Fixed assets	2020	2019	2018
	(In thousands)
North America	$370,275	$369,851	$347,715
Europe	258,482	266,302	249,426
Total fixed assets	$628,757	$636,153	$597,141
The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations. During the year ended December 31, 2020, the Company divested its child care center business and ceased to operate its two centers in Canada. Fixed assets were $370.3 million, $368.5 million, and $346.3 million at December 31, 2020, 2019, and 2018, respectively, in the United States, and $225.0 million, $240.5 million, and $231.8 million at December 31, 2020, 2019, and 2018, respectively, in the United Kingdom. Fixed assets associated with other countries were not material.
18. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees in the United States. To be eligible for the 401(k) Plan, an employee must be at least 20 years of age and have completed their eligibility period of 60 days of service from date of hire. The 401(k) Plan is funded by elective employee contributions of up to 75% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. Expense under the plan, consisting of Company contributions and plan administrative expenses paid by the Company, totaled approximately $3.4 million for each of the years ended December 31, 2020, 2019 and 2018.
The Company maintains other defined contribution and defined benefit pension plans that cover eligible employees in the United Kingdom and the Netherlands. These plans are generally funded by employee and employer contributions. Expense under these plans, including employer contributions, totaled approximately $9.3 million, $9.2 million and $6.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company maintains a Non-qualified Deferred Compensation Plan (the “NQDC Plan”) for eligible employees. Eligible employees are employees who have capped contribution levels in the existing 401(k) Plan due to the thresholds dictated by the IRS definition of “highly compensated” employees, as well as other employees at the Company’s discretion. The NQDC Plan is funded by elective employee contributions of up to 50% of their base compensation and up to 100% of other forms of compensation, as defined. Under the NQDC Plan, the Company matches 25% of employee contributions for each participant up to $2,500. The Company holds investments in company-owned life insurance policies to offset the Company’s liabilities under the NQDC Plan. Total investments, included in prepaid expenses and other current assets and other assets in the consolidated balance sheet, were $0.9 million and $11.5 million, respectively, at December 31, 2020. NQDC Plan liabilities, included in other current and long-term liabilities in the consolidated balance sheet, were $1.0 million and $12.3 million at December 31, 2020, respectively. At December 31, 2019, total investments, included in other assets, were $9.4 million, and total plan liabilities, included in other long-term liabilities, were $10.0 million.
19. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company has 55 letters of credit outstanding used to guarantee certain rent payments for up to $2.4 million. These letters of credit are secured by cash deposits included in prepaid expenses and other current assets in the consolidated balance sheet. No amounts have been drawn against these letters of credit.

Litigation
The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such pending legal matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows, although the Company cannot predict the ultimate outcome of any such actions. The Company is currently subject to a governmental investigation and may be subject to one or more potential health and safety charges in the United Kingdom related to an incident at a Company nursery in July 2019. The Company is unable to determine a reasonable estimate of a possible loss or range of loss associated with this unasserted matter at this time, but does not expect that this matter will have a material adverse effect on the Company’s consolidated financial position.
Insurance and Regulatory
The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan. Additionally, a portion of the general liability coverage is provided by the Company’s wholly-owned captive insurance entity. Management believes that the amounts accrued for these obligations are sufficient and that ultimate settlement of such claims or costs associated with claims made under these plans will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The net assets of the captive insurance subsidiary, which are restricted for potential claims, were $0.9 million and $2.2 million as of December 31, 2020 and 2019, respectively.
The Company’s child care and early education centers are subject to numerous federal, state and local regulations and licensing requirements. Failure of a center to comply with applicable regulations can subject it to governmental sanctions, which could require expenditures by the Company to bring its child care and early education centers into compliance.
20. QUARTERLY RESULTS (UNAUDITED)
In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair presentation of the quarters presented. The operating results for any quarter are not necessarily indicative of the results of any future quarter. The Company’s operations were significantly impacted in 2020 due to the temporary closure of a significant portion of the Company’s child care centers, reduced enrollment at child care centers that re-opened during the year, and impairment costs and other costs primarily associated with the closure of centers.
Selected quarterly financial information follows for the years ended December 31, 2020 and 2019:

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(In thousands, except share data)
Revenue	$506,323	$293,772	$337,920	$377,078
Gross profit	$108,859	$65,236	$55,171	$75,283
Income (loss) from operations	$43,281	$8,114	$(5,927)	$7,866
Net income (loss)	$30,732	$359	$(6,654)	$2,555
Allocation of net income (loss) to common stockholders:
Common stock — basic	$30,587	$358	$(6,654)	$2,544
Common stock — diluted	$30,589	$358	$(6,654)	$2,545
Earnings (loss) per common share:
Common stock — basic (1)	$0.53	$0.01	$(0.11)	$0.04
Common stock — diluted (1)	$0.52	$0.01	$(0.11)	$0.04
(1)Due to the losses incurred in the third quarter, earnings per common share for the annual period were calculated on a discrete period basis, and as a result, the sum of the quarterly earnings per share does not agree to the total for the year.

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except share data)
Revenue	$501,758	$528,060	$511,584	$520,615
Gross profit	$126,947	$139,621	$125,220	$131,148
Income from operations	$62,910	$74,833	$62,629	$67,447
Net income	$42,042	$49,327	$41,254	$47,763
Allocation of net income to common stockholders:
Common stock — basic	$41,845	$49,088	$41,055	$47,532
Common stock — diluted	$41,849	$49,093	$41,059	$47,535
Earnings per common share:
Common stock — basic (1)	$0.73	$0.85	$0.71	$0.82
Common stock — diluted (1)	$0.71	$0.83	$0.69	$0.81
(1)Due to rounding, the sum of the quarterly earnings per common share amounts may not agree to the total for the year.
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
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, such disclosure controls and procedures were effective.
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
Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.
Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Attestation Report of the Independent Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which follows below.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing its impact on the design, implementation and operating effectiveness of our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Bright Horizons Family Solutions Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.
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
March 1, 2021

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.” The remaining information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2020 (the “Definitive Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation
Except for information regarding securities authorized under our equity compensation plans as set forth in Item 5 of this Annual Report on Form 10-K under the caption “Equity Compensation Plans,” the information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.
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
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
    (a) The following documents are filed as part of this report:
1.    Financial statements: All financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Exhibit Number	Exhibit Title
10.3.2
Credit Agreement, as amended and restated as of November 7, 2016, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., JPMorgan Chase Bank, N.A., the Lenders and other parties thereto, as previously named (incorporated by reference to Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K, filed March 1, 2017)

10.3.3
Amendment Agreement, dated as of May 8, 2017, among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., JPMorgan Chase Bank, N.A., the Existing Lenders as parties thereto and the New Lenders as parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.3.4
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

10.3.5
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

10.3.6
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

10.3.7
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

10.7†	Bright Horizons Family Solutions Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed on February 27, 2020)
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

10.12†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)
10.13†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)
10.14†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Mary Lou Burke (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 1, 2017)

10.15†	2012 Omnibus Long-Term Incentive Plan, as Amended and Restated effective as of May 29, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 30, 2019)

Exhibit Number	Exhibit Title
10.16†	Sub-Plan for U.K. Employees under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 9, 2019)
10.17†
Form of Non-Statutory Stock Option Agreement (Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 30, 2019)

10.18†
Form of Restricted Stock Agreement (Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed May 30, 2019)

10.19†
Form of Restricted Stock Unit Agreement (Directors) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed May 30, 2019)

10.20†	Form of Restricted Stock Agreement under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)
10.21†
Form of Restricted Stock Unit Agreement (Directors) under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)

10.22†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Stephen Kramer (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)

10.23†	Bright Horizons Family Solutions Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)
10.24†	Bright Horizons Family Solutions Inc. 2017 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)
10.25†
Form of Non-Statutory Stock Option Agreement (Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.26†
Form of Restricted Stock Unit Agreement (Directors) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.27†
Form of Restricted Stock Agreement under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.28†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and John Casagrande (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed on February 27, 2020)

10.29†
Severance Agreement between Bright Horizons Family Solutions LLC and Maribeth Bearfield (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K, filed on February 27, 2020)

10.30
Stock Purchase Agreement, dated as of April 19, 2020, by and between Bright Horizons Family Solutions Inc. and Durable Capital Master Fund LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 11, 2020).

21.1*	Subsidiaries of Bright Horizons Family Solutions Inc.
23.1*	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Exhibit Title
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Management contract or compensatory plan.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 1, 2021

Bright Horizons Family Solutions Inc.
By:	/s/ Stephen H. Kramer
Name:	Stephen H. Kramer
Title:	Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen H. Kramer	Director, Chief Executive Officer and President (Principal Executive Officer)	March 1, 2021
Stephen H. Kramer

/s/ Elizabeth Boland	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021
Elizabeth Boland

/s/ David Lissy	Director, Chair	March 1, 2021
David Lissy

/s/ Lawrence Alleva	Director	March 1, 2021
Lawrence Alleva

/s/ Julie Atkinson	Director	March 1, 2021
Julie Atkinson

/s/ Joshua Bekenstein	Director	March 1, 2021
Joshua Bekenstein

/s/ Roger Brown	Director	March 1, 2021
Roger Brown

/s/ Jordan Hitch	Director	March 1, 2021
Jordan Hitch

/s/ Marguerite Kondracke	Director	March 1, 2021
Marguerite Kondracke

/s/ Sara Lawrence-Lightfoot	Director	March 1, 2021
Sara Lawrence-Lightfoot

/s/ Linda Mason	Director	March 1, 2021
Linda Mason

/s/ Cathy E. Minehan	Director	March 1, 2021
Cathy E. Minehan

/s/ Laurel Richie	Director	March 1, 2021
Laurel Richie

/s/ Mary Ann Tocio	Director	March 1, 2021
Mary Ann Tocio