Form 10-Q
period 2021-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2021-05-10
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, there were 61,029,675 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$442,124	$384,344
Accounts receivable — net of allowance for credit losses of $2,168 and $2,357 at March 31, 2021 and December 31, 2020, respectively	166,642	176,617
Prepaid expenses and other current assets	72,608	62,902
Prepaid income taxes	4,780	322
Total current assets	686,154	624,185
Fixed assets — net	622,716	628,757
Goodwill	1,448,923	1,431,967
Other intangible assets — net	268,939	274,620
Operating lease right-of-use assets	713,811	717,821
Other assets	49,122	49,298
Total assets	$3,789,665	$3,726,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Accounts payable and accrued expenses	188,028	194,551
Current portion of operating lease liabilities	87,431	87,181
Deferred revenue	235,336	197,939
Other current liabilities	41,234	40,393
Total current liabilities	562,779	530,814
Long-term debt — net	1,017,784	1,020,137
Operating lease liabilities	724,918	729,754
Other long-term liabilities	115,768	105,980
Deferred revenue	10,241	10,215
Deferred income taxes	47,550	45,951
Total liabilities	2,479,040	2,442,851
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 60,726,701 and 60,466,168 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	61	60
Additional paid-in capital	928,761	910,304
Accumulated other comprehensive loss	(25,831)	(27,069)
Retained earnings	407,634	400,502
Total stockholders’ equity	1,310,625	1,283,797
Total liabilities and stockholders’ equity	$3,789,665	$3,726,648
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2021	2020

	(In thousands, except share data)
Revenue	$390,840	$506,323
Cost of services	309,482	397,464
Gross profit	81,358	108,859
Selling, general and administrative expenses	60,110	57,369
Amortization of intangible assets	7,540	8,209
Income from operations	13,708	43,281
Interest expense — net	(9,016)	(10,206)
Income before income tax	4,692	33,075
Income tax benefit (expense)	2,440	(2,343)
Net income	$7,132	$30,732

Earnings per common share:
Common stock — basic	$0.12	$0.53
Common stock — diluted	$0.12	$0.52

Weighted average common shares outstanding:
Common stock — basic	60,594,947	57,930,909
Common stock — diluted	61,325,973	58,878,784
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2021	2020

	(In thousands)
Net income	$7,132	$30,732
Other comprehensive income (loss):
Foreign currency translation adjustments	(514)	(39,508)
Unrealized gain (loss) on cash flow hedges and investments, net of tax	1,752	(4,270)
Total other comprehensive income (loss)	1,238	(43,778)
Comprehensive income (loss)	$8,370	$(13,046)
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2021	60,466,168	$60	$910,304	$—	$(27,069)	$400,502	$1,283,797
Stock-based compensation expense			5,306				5,306
Issuance of common stock under the Equity Incentive Plan	296,392	1	18,996				18,997
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(35,859)	—	(5,845)				(5,845)
Other comprehensive income					1,238		1,238
Net income						7,132	7,132
Balance at March 31, 2021	60,726,701	$61	$928,761	$—	$(25,831)	$407,634	$1,310,625

	Three months ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2020	57,884,020	$58	$648,031	$—	$(50,331)	$373,510	$971,268
Stock-based compensation expense			4,283				4,283
Issuance of common stock under the Equity Incentive Plan	298,876	1	12,461				12,462
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(31,429)	—	(5,231)				(5,231)
Purchase of treasury stock				(32,208)			(32,208)
Retirement of treasury stock	(231,313)	(1)	(32,207)	32,208			—
Other comprehensive loss					(43,778)		(43,778)
Net income						30,732	30,732
Balance at March 31, 2020	57,920,154	$58	$627,337	$—	$(94,109)	$404,242	$937,528
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2021	2020

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,132	$30,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,282	28,221
Impairment losses on long-lived assets	—	4,970
Stock-based compensation expense	5,306	4,283
Deferred income taxes	1,016	(5,048)
Other non-cash adjustments — net	(964)	(691)
Changes in assets and liabilities:
Accounts receivable	10,006	(23,421)
Prepaid expenses and other current assets	(11,192)	(11,422)
Accounts payable and accrued expenses	(3,889)	24,529
Income taxes	(5,262)	1,367
Deferred revenue	37,706	(5,299)
Leases	(819)	16,839
Other assets	3,660	1,894
Other current and long-term liabilities	(1,687)	(2,871)
Net cash provided by operating activities	68,295	64,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(17,912)	(17,094)
Proceeds from the disposal of fixed assets	3,858	4,454
Proceeds from the maturity of debt securities and sale of other investments	6,000	3,247
Purchases of debt securities and other investments	(5,269)	(42)
Payments and settlements for acquisitions — net of cash acquired	(8,961)	(3,529)
Net cash used in investing activities	(22,284)	(12,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	10,500
Payments under revolving credit facility	—	(10,500)
Principal payments of long-term debt	(2,688)	(2,688)
Purchase of treasury stock	—	(32,658)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	22,432	15,962
Taxes paid related to the net share settlement of stock options and restricted stock	(5,845)	(5,231)
Payments of contingent consideration for acquisitions	—	(1,088)
Net cash provided by (used in) financing activities	13,899	(25,703)
Effect of exchange rates on cash, cash equivalents and restricted cash	(539)	(1,203)
Net increase in cash, cash equivalents and restricted cash	59,371	24,213
Cash, cash equivalents and restricted cash — beginning of period	388,465	31,192
Cash, cash equivalents and restricted cash — end of period	$447,836	$55,405
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three months ended March 31,
	2021	2020

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$442,124	$49,230
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	5,712	6,175
Total cash, cash equivalents and restricted cash — end of period	$447,836	$55,405

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$8,403	$9,535
Cash payments of income taxes	$1,980	$6,026
Cash paid for amounts included in the measurement of lease liabilities	$36,964	$29,130

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,556	$3,514
Contingent consideration issued for acquisitions	$6,518	$—
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$18,412	$56,825
Restricted stock reclassified from other current liabilities to equity upon vesting	$4,178	$4,366
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
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of March 31, 2021 and the condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts within the condensed consolidated balance sheet and supplemental statement of cash flows information to conform to the current period presentation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 31, 2021 and the condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2021 and 2020, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective June 12, 2018. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the three months ended March 31, 2021, there were no share repurchases and at March 31, 2021, $194.9 million remained available under the repurchase program.
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
COVID-19 Pandemic — Since March 2020, the Company's global operations have been significantly impacted by the COVID-19 pandemic. As of March 31, 2021, the Company operated 1,015 child care and early education centers, of which approximately 900 child care and early education centers were open. The Company remains focused on the re-enrollment of its centers and the phased re-opening of the limited number of centers that remain temporarily closed, which the Company expects will continue throughout 2021. The broad and long-term effects of COVID-19, its duration and scope of the ongoing disruption, cannot be predicted. Given these factors, the Company currently expects the effects of COVID-19 to continue to adversely impact the results of its operations for the remainder of 2021.

Government Support — The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States, which is an economic aid package to help mitigate the impact of the pandemic. Additionally, other foreign governmental legislation that provides relief provisions has been enacted in response to the economic impact of COVID-19. The Company has participated in certain government support programs, including availing itself of certain tax deferrals and tax credits allowed pursuant to the CARES Act in the United States, as well as certain tax deferrals, tax credits, and employee wage support in the United Kingdom. On December 27, 2020, the employee retention tax credit, originally enacted under the CARES Act in the United States, was expanded and extended under the Consolidated Appropriations Act, 2021 (“CAA”) beginning January 1, 2021. The CAA extended the availability of the employee retention tax credit to wages paid through the first two quarters of 2021, among other changes. Governmental support received is recorded on the consolidated statement of income as a reduction to the related expenses that the assistance is intended to defray. During the three months ended March 31, 2021, $9.6 million was recorded as a reduction to cost of services in relation to these benefits. As of March 31, 2021 and December 31, 2020, $13.1 million and $8.4 million was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs, respectively. Additionally, the Company had payroll tax deferrals totaling $20.4 million as of March 31, 2021 and December 31, 2020, of which $10.2 million was recorded in accounts payable and accrued expenses and $10.2 million was included in other long-term liabilities.
Recently Adopted Pronouncement — In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard removes certain exceptions to the general principles in Topic 740 and improves the consistent application of U.S. GAAP by clarifying and amending certain areas of the existing guidance. The Company adopted the new guidance on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended March 31, 2021
North America	$192,454	$71,182	$24,166	$287,802
Europe	97,865	5,173	—	103,038
	$290,319	$76,355	$24,166	$390,840
Three months ended March 31, 2020
North America	$298,067	$70,557	$20,765	$389,389
Europe	113,324	3,610	—	116,934
	$411,391	$74,167	$20,765	$506,323
The classification “North America” is comprised of the Company’s United States, Puerto Rico, and Canada operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations. During the third quarter of fiscal 2020, the Company divested its child care center business in Canada and ceased to operate its two centers in that geography.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. During the three months ended March 31, 2021, $107.0 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2020. During the three months ended March 31, 2020, $123.8 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2019.
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

3. LEASES
The Company has operating leases for certain of its full service and back-up child care and early education centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, and the Netherlands. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. The Company does not have any finance leases as of March 31, 2021.
Lease Expense
The components of lease expense were as follows:

	Three months ended March 31,
	2021	2020

	(In thousands)
Operating lease expense (1)	$33,625	$33,861
Variable lease expense (1)	6,942	9,233
Total lease expense	$40,567	$43,094
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	March 31, 2021	December 31, 2020

Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	6.0%	6.0%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of March 31, 2021:

Operating Leases

(In thousands)
Remainder of 2021	$90,174
2022	132,517
2023	123,996
2024	113,079
2025	98,485
Thereafter	532,595
Total lease payments	1,090,846
Less imputed interest	(278,497)
Present value of lease liabilities	812,349
Less current portion of operating lease liabilities	(87,431)
Long-term operating lease liabilities	$724,918
As of March 31, 2021, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $24.5 million. The leases are expected to commence between the second quarter of fiscal 2021 and the fourth quarter of fiscal 2022 and have initial lease terms of approximately 10 to 15 years.
Lease Modifications
As of March 31, 2021, the Company had deferred lease payments of $3.5 million. The majority of these lease payments are payable over the next year. As of December 31, 2020, the Company had deferred lease payments of $7.7 million.

4. ACQUISITIONS
The Company’s growth strategy includes expansion through strategic and synergistic acquisitions. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with the Company's existing operations, including cost efficiencies and leveraging existing client relationships, as well as from benefits derived from gaining the related assembled workforce.
2021 Acquisitions
During the three months ended March 31, 2021, the Company acquired two centers as well as a camp and back-up care provider in the United States, in two separate business acquisitions, which were each accounted for as a business combination. These businesses were acquired for an aggregate cash consideration of $8.6 million, net of cash acquired of $0.4 million, and consideration payable of $0.6 million. Additionally, the Company is subject to contingent consideration payments for these two acquisitions. Contingent consideration of up to $1.2 million may be payable within one year if certain performance targets are met for one of the acquisitions, and contingent consideration is payable in 2026 based on certain financial metrics for the other acquisition. The Company recorded a preliminary fair value estimate of $6.5 million in relation to these contingent consideration arrangements at acquisition. The Company recorded goodwill of $13.2 million related to the back-up care segment and of $3.7 million related to the full service center-based child care segment, all of which will be deductible for tax purposes. In addition, the Company recorded intangible assets of $1.8 million that will be amortized over five years, as well as fixed assets of $1.5 million in relation to these acquisitions.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2021, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed, and finalizes its determination of the estimated fair value of the contingent consideration at the date of acquisition. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, and were not material to the Company’s financial results.
2020 Acquisitions
During the year ended December 31, 2020, the Company acquired two child care centers and the Sittercity business, an online marketplace for families and caregivers, in the United States, in three separate business acquisitions, which were each accounted for as a business combination. These businesses were acquired for cash consideration of $8.1 million, net of cash acquired of $1.3 million, and consideration payable of $0.1 million, and included fixed assets and technology of $4.1 million, as well as a trade name of $0.7 million that will be amortized over five years. The Company recorded goodwill of $2.0 million related to the educational advisory and other services segment and $2.1 million related to the full-service center-based child care segment, all of which will be deductible for tax purposes.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2021, the purchase price allocations for two of the 2020 acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed.
During the year ended December 31, 2020, the Company paid $1.2 million for contingent consideration related to acquisitions completed in 2018 and 2019, which had been recorded as a liability at the date of acquisition.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Balance at January 1, 2021	$1,197,658	$194,616	$39,693	$1,431,967
Additions from acquisitions	3,675	13,239	—	16,914
Adjustments to prior year acquisitions	—	—	150	150
Effect of foreign currency translation	(302)	194	—	(108)
Balance at March 31, 2021	$1,201,031	$208,049	$39,843	$1,448,923

The Company also has intangible assets, which consisted of the following at March 31, 2021 and December 31, 2020:

March 31, 2021	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	14 years	$402,872	$(317,979)	$84,893
Trade names	6 years	12,716	(9,823)	2,893
		415,588	(327,802)	87,786
Indefinite-lived intangible assets:
Trade names	N/A	181,153	—	181,153
		$596,741	$(327,802)	$268,939

December 31, 2020	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	14 years	$402,319	$(310,587)	$91,732
Trade names	6 years	11,219	(9,633)	1,586
		413,538	(320,220)	93,318
Indefinite-lived intangible assets:
Trade names	N/A	181,302	—	181,302
		$594,840	$(320,220)	$274,620
6. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company’s senior secured credit facilities consist of a secured term loan facility (“term loan facility”) and a $400 million multi-currency revolving credit facility (“revolving credit facility”). The term loan matures on November 7, 2023 and requires quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows:

	March 31, 2021	December 31, 2020

	(In thousands)
Term loan	$1,032,000	$1,034,688
Deferred financing costs and original issue discount	(3,466)	(3,801)
Total debt	1,028,534	1,030,887
Less current maturities	(10,750)	(10,750)
Long-term debt	$1,017,784	$1,020,137
In April and May 2020, the Company amended its existing senior credit facilities to, among other things, increase the borrowing capacity of the revolving credit facility from $225 million to $400 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants. In conjunction with these credit amendments, the Company incurred $2.8 million in fees that have been capitalized in other assets on the consolidated balance sheet and will be amortized over the remaining life of the revolving credit facility. The revolving credit facility matures on July 31, 2022. There were no borrowings outstanding on the revolving credit facility at March 31, 2021 and December 31, 2020.

All borrowings under the credit agreement are subject to variable interest. The effective interest rate for the term loan was 2.50% at March 31, 2021 and December 31, 2020, and the weighted average interest rate was 2.50% and 3.42% for the three months ended March 31, 2021 and 2020, respectively, prior to the effects of any interest rate hedge arrangements. The weighted average interest rate for the revolving credit facility was 4.50% and 5.41% for the three months ended March 31, 2021 and 2020, respectively.
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
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp., the Company’s direct subsidiary, to be a passive holding company, subject to certain exceptions. Effective as of April 24, 2020, the revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien gross leverage ratio for four fiscal quarters starting with the second quarter of 2020, followed by a maximum first lien net leverage ratio in the quarters thereafter. The maximum first lien gross leverage ratio was 7.50 to 1.00 for the fiscal quarter ending March 31, 2021. Beginning with the fiscal quarter ending June 30, 2021, the Company will be required to comply with its previous maximum first lien net leverage ratio of 4.25 to 1.00. A breach of the applicable covenant is subject to certain equity cure rights. Prior to the April 2020 credit amendment, the Company was required to comply with a maximum first lien net leverage ratio.
Future principal payments of long-term debt are as follows for the years ending December 31:

Term Loan

(In thousands)
Remainder of 2021	$8,062
2022	10,750
2023	1,013,188
Total future principal payments	$1,032,000
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

The fair value of the derivative financial instruments was as follows:

Derivative financial instruments	Consolidated balance sheet classification	March 31, 2021	December 31, 2020

		(In thousands)
Interest rate swaps - liability	Other current liabilities	$3,353	$4,775
Interest rate caps - asset	Other assets	$1,270	$277
The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended March 31, 2021
Cash flow hedges	$978	Interest expense — net	$(1,450)	$2,428
Income tax effect	(261)	Income tax expense	387	(648)
Net of income taxes	$717		$(1,063)	$1,780

Three months ended March 31, 2020
Cash flow hedges	$(6,302)	Interest expense — net	$(285)	$(6,017)
Income tax effect	1,695	Income tax expense	77	1,618
Net of income taxes	$(4,607)		$(208)	$(4,399)
During the next twelve months, the Company estimates that a net loss of $3.6 million, pre-tax, will be reclassified from accumulated other comprehensive income (loss) and recorded to interest expense related to these derivative financial instruments.
7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share using the two-class method:

	Three months ended March 31,
	2021	2020

	(In thousands, except share data)
Basic earnings per share:
Net income	$7,132	$30,732
Allocation of net income to common stockholders:
Common stock	$7,105	$30,587
Unvested participating shares	27	145
Net income	$7,132	$30,732

Weighted average common shares outstanding:
Common stock	60,594,947	57,930,909
Unvested participating shares	235,184	274,801
Earnings per common share:
Common stock	$0.12	$0.53

	Three months ended March 31,
	2021	2020

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$7,105	$30,587
Plus: earnings allocated to unvested participating shares	27	145
Less: adjusted earnings allocated to unvested participating shares	(27)	(143)
Earnings allocated to common stock	$7,105	$30,589

Weighted average common shares outstanding:
Common stock	60,594,947	57,930,909
Effect of dilutive securities	731,026	947,875
Weighted average common shares outstanding — diluted	61,325,973	58,878,784
Earnings per common share:
Common stock	$0.12	$0.52
Options outstanding to purchase 0.8 million and 0.5 million shares of common stock were excluded from diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.
8. INCOME TAXES
The Company’s effective income tax rates were (52.0)% and 7.1% for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income (loss) before income tax, jurisdictional mix of income (loss) before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which is included as a reduction of tax expense. During the three months ended March 31, 2021 and 2020, the excess tax benefit from stock-based compensation expense decreased tax expense by $3.9 million and $6.9 million, respectively. For the three months ended March 31, 2021 and 2020, prior to the inclusion of the excess tax benefit and other discrete items, the effective income tax rate approximated 28%.
The Company’s unrecognized tax benefits were $4.1 million at March 31, 2021 and $4.0 million at December 31, 2020, inclusive of interest. The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $2.8 million.
The Company and its domestic subsidiaries are subject to audit for U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (“IRS”) and the statute of limitations for federal tax returns is three years. The Company’s filings for the tax years 2017 through 2020 are subject to audit based upon the federal statute of limitations.
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of March 31, 2021, there were three income tax audits in process and the tax years from 2016 to 2020 are subject to audit.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company's net revenue or accounts receivable. No significant credit concentration risk existed at March 31, 2021.
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 1. The carrying value and estimated fair value of long-term debt were $1.03 billion and $1.02 billion, respectively, as of both March 31, 2021 and December 31, 2020.
Derivative Financial Instruments — The Company’s interest rate swap agreements and interest rate cap agreements are recorded at fair value, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps and interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps and interest rate caps, it was not considered a significant input. The fair value of the interest rate swaps and interest rate caps are classified as Level 2. As of March 31, 2021 and December 31, 2020, the fair value of the interest rate swap agreements was $3.4 million and $4.8 million, respectively, which were recorded in other current liabilities on the consolidated balance sheet. As of March 31, 2021 and December 31, 2020, the fair value of the interest rate cap agreements was $1.3 million and $0.3 million, respectively, which were recorded in other assets on the consolidated balance sheet.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificate of deposits. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets and are classified as Level 1. As of March 31, 2021, the fair value of the available-for-sale debt securities was $26.0 million and was classified based on the instruments’ maturity dates, with $21.6 million included in prepaid expenses and other current assets and $4.4 million in other assets on the consolidated balance sheet. As of December 31, 2020, the fair value of the available-for-sale debt securities was $27.9 million, with $21.5 million included in prepaid expenses and other current assets and $6.4 million in other assets on the consolidated balance sheet. At March 31, 2021 and December 31, 2020, the amortized cost was $26.0 million and $27.9 million, respectively. The debt securities held at March 31, 2021 had remaining maturities ranging from less than one year to approximately 1.5 years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three months ended March 31, 2021 and 2020. The Company did not realize any gains or losses on its debt securities during the three months ended March 31, 2021 and 2020.

Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses on the Company’s consolidated statement of income. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The key inputs to the valuations are the projections of future financial results in relation to the businesses and the company-specific discount rates. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. The contingent consideration liabilities outstanding as of March 31, 2021 related to 2019 and 2021 acquisitions. See Note 4, Acquisitions, for additional information.
The following table provides a roll forward of the recurring Level 3 fair value measurements:

Three months ended March 31, 2021

(In thousands)
Balance at January 1, 2021	$13,721
Issuance of contingent consideration in connection with acquisitions	6,518
Foreign currency translation	100
Balance at March 31, 2021	$20,339
Nonrecurring Fair Value Estimates — During the three months ended March 31, 2020, the Company recognized impairment losses of $5.0 million on fixed assets for certain centers. The impairment losses were included in cost of services on the consolidated statement of income, which have been allocated to the full service center-based child care segment. The estimated fair value of the applicable center long-lived assets was based on the fair value of the asset groups, calculated using a discounted cash flow model, with unobservable inputs. The fair value of the fixed assets was insignificant given the current and expected cash flows for these centers. The Company classified the center long-lived assets as a Level 3 fair value measurement due to the lack of observable inputs used in the model.
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Three months ended March 31, 2021
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2021	$(22,332)	$(4,785)	$48	$(27,069)
Other comprehensive income (loss) before reclassifications — net of tax	(127)	717	(28)	562
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	387	(1,063)	—	(676)
Net other comprehensive income (loss)	(514)	1,780	(28)	1,238
Balance at March 31, 2021	$(22,846)	$(3,005)	$20	$(25,831)
(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.

	Three months ended March 31, 2020
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2020	$(47,835)	$(2,566)	$70	$(50,331)
Other comprehensive income (loss) before reclassifications — net of tax	(39,508)	(4,607)	129	(43,986)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	(208)	—	(208)
Net other comprehensive income (loss)	(39,508)	(4,399)	129	(43,778)
Balance at March 31, 2020	$(87,343)	$(6,965)	$199	$(94,109)
(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.
11. SEGMENT INFORMATION
The Company’s reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services. The full service center-based child care segment includes the traditional center-based child care and early education, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home child and adult/elder care, and self-sourced reimbursed care. The Company’s educational advisory and other services segment consists of tuition assistance and student loan repayment program administration, educational consulting services, and college admissions advisory services, and an online marketplace for families and caregivers, which have been aggregated as they do not meet the thresholds for separate disclosure. The Company and its chief operating decision maker evaluate performance based on revenues and income from operations. Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.
Revenue and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended March 31, 2021
Revenue	$290,319	$76,355	$24,166	$390,840
Income (loss) from operations	(17,967)	27,190	4,485	13,708

Three months ended March 31, 2020
Revenue	$411,391	$74,167	$20,765	$506,323
Income from operations (1)	16,747	22,239	4,295	43,281
(1)For the three months ended March 31, 2020, income from operations for the full service center-based child care segment included $5.0 million of impairment costs for long-lived assets due to the impact of COVID-19 on the Company’s operations.
12. CONTINGENCIES
Litigation
The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such pending legal matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows, although the Company cannot predict the ultimate outcome of any such actions. The Company is currently subject to a governmental investigation and may be subject to one or more potential health and safety charges in the United Kingdom related to an incident at a Company nursery in July 2019. The Company is unable to estimate a range of loss associated with this unasserted matter at this time, but does not expect that this matter will have a material adverse effect on the Company’s consolidated financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition and liquidity, the impact of COVID-19 on our near and long- term operations, our expectations around the timing to open temporarily closed centers, permanent center closures, the continued operation of currently open centers, timing to re-enroll and re-ramp centers as well as certain back-up care services, enrollment recovery, our cost management and cost-saving initiatives and capital spending, labor costs, impact of government mandates, continued performance and contributions from our back-up care segment, use of back-up care solutions, access to and impact of government relief and support programs including tax deferrals and credits, leases, lease deferrals and timing for payment, ability to respond to changing market conditions, our growth, our strategies, demand for services, macroeconomic trends, the impact of accounting principles, pronouncements and policies, acquisitions and expected synergies, our fair value estimates, impairment losses, goodwill from business combinations, estimates and impact of equity transactions, unrecognized tax benefits and the impact of uncertain tax positions, our effective tax rate, the outcome of tax audits, settlements and tax liabilities, future impact of excess tax benefits, estimates and adjustments, amortization expense, the impact of foreign currency exchange rates, our credit risk, our share repurchase program, the outcome of litigation, legal proceedings and our insurance coverage, debt securities, our interest rate swaps and caps, interest rates and projections, interest expense, the use of derivatives or other market risk sensitive instruments, our indebtedness, borrowings under our senior credit facility and revolving credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources and uses of cash flow, our ability to fund operations, and make capital expenditures and payments with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our senior credit facility.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, including with respect to the impacts from the ongoing COVID-19 pandemic, as well as other factors disclosed from time to time in our other filings with the SEC.
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
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

We are a leading provider of high-quality education and care, including child care and early education, back-up care and workforce education services that are designed to help client employees better integrate work and family life, as well as grow their careers. We provide services primarily under multi-year contracts with employers who offer child care, back-up care, and educational advisory and other services as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee recruitment, employee engagement, productivity, retention and career advancement. As of March 31, 2021, we had more than 1,300 client relationships with employers across a diverse array of industries, including more than 190 Fortune 500 companies and more than 80 of Working Mother magazine’s 2020 “100 Best Companies.”
At March 31, 2021, we operated 1,015 child care and early education centers, compared to 1,094 centers at March 31, 2020, and had the capacity to serve approximately 114,000 children and their families in the United States, the United Kingdom, the Netherlands, and India. At March 31, 2021, approximately 900, or 90%, of our child care centers were open.
Our reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services, which includes tuition assistance and student loan repayment program administration, workforce education, related educational advising, and college admissions advisory services, and an online marketplace for families and caregivers.
Since March 2020, our global operations have been significantly impacted by the COVID-19 pandemic and the measures to prevent its spread, such as periodically reinstated lockdowns and required business and school closures. We remain focused on the re-enrollment of our centers and the phased re-opening of the limited number of centers that remain temporarily closed, which we expect will continue throughout 2021. The broad and long-term effects of COVID-19, its duration and scope of the ongoing disruption cannot be predicted and is affected by many interdependent variables and decisions by government authorities and our client partners, as well as demand, economic and workforce trends, the adoption and effectiveness of a vaccine, and developments in the persistence and treatment of COVID-19. We cannot anticipate how long it will take for re-opened centers to reach typical enrollment levels and there is no assurance that centers currently open will continue to operate. Additionally, as we continue to analyze the current environment, we may decide to not re-open certain centers in locations where demand, economic and workforce trends have shifted. We currently expect the effects of COVID-19 to our business to continue to adversely impact our results of operations for the remainder of 2021.
We will continue to monitor and respond to the changing conditions, challenges and disruptions resulting from the COVID-19 pandemic, and the changing needs of clients, families and children, while remaining focused on our strategic priorities to deliver high quality education and care services, connect across our service lines, extend our impact on new customers and clients, and preserve our strong culture. These challenging times have demonstrated our crisis management abilities, our critical role in the business continuity plans of our client partners, our leadership in developing and implementing enhanced health and safety protocols, and the value that our unique service offering provides to the families and clients we serve. We remain confident in our business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing market conditions.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	%	2020	%

	(In thousands, except percentages)
Revenue	$390,840	100.0%	$506,323	100.0%
Cost of services	309,482	79.2%	397,464	78.5%
Gross profit	81,358	20.8%	108,859	21.5%
Selling, general and administrative expenses	60,110	15.4%	57,369	11.4%
Amortization of intangible assets	7,540	1.9%	8,209	1.6%
Income from operations	13,708	3.5%	43,281	8.5%
Interest expense — net	(9,016)	(2.3)%	(10,206)	(2.0)%
Income before income tax	4,692	1.2%	33,075	6.5%
Income tax benefit (expense)	2,440	0.6%	(2,343)	(0.4)%
Net income	$7,132	1.8%	$30,732	6.1%

Adjusted EBITDA (1)	$46,296	11.8%	$81,458	16.1%
Adjusted income from operations (1)	$13,708	3.5%	$48,954	9.7%
Adjusted net income (1)	$13,855	3.5%	$43,646	8.6%
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
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenue. Revenue decreased by $115.5 million, or 23%, to $390.8 million for the three months ended March 31, 2021 from $506.3 million for the same period in 2020. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020		Change 2021 vs 2020

	(In thousands, except percentages)
Full-service center-based child care	$290,319	74.3%	$411,391	81.3%	$(121,072)	(29.4)%
Tuition	250,252	86.2%	372,773	90.6%	(122,521)	(32.9)%
Management fees and operating subsidies	40,067	13.8%	38,618	9.4%	1,449	3.8%
Back-up care	76,355	19.5%	74,167	14.6%	2,188	3.0%
Educational advisory and other services	24,166	6.2%	20,765	4.1%	3,401	16.4%
Total revenue	$390,840	100.0%	$506,323	100.0%	$(115,483)	(22.8)%
Revenue generated by the full service center-based child care segment in the three months ended March 31, 2021 decreased by $121.1 million, or 29%, when compared to the same period in 2020. The decrease was attributable to the continued impact of the COVID-19 pandemic on our operations, the associated reduction in enrollment in our open child care centers and the continued temporary closure of certain child care centers. Tuition revenue decreased by $122.5 million, or 32.9%, when compared to the prior year, on a decrease in enrollment of 35%. As the economy continues to recover, enrollment in our child care centers had modest improvements during the quarter compared to the previous quarter. However, our centers continue to operate below pre-COVID-19 enrollment levels during this re-ramping period. We expect enrollment recovery to continue throughout 2021. Tuition revenue decreases were partially offset by the effect of higher foreign currency exchange rates for our United Kingdom and Netherlands operations, which increased 2021 tuition revenue by approximately 2%, or $7.4 million. Management fees and operating subsidies from employer sponsors increased $1.4 million, or 3.8%, due to additional operating subsidies received to support center operations in connection with the decrease in tuition revenue.

Revenue generated by back-up care services in the three months ended March 31, 2021 increased by $2.2 million, or 3%, when compared to the same period in 2020. Revenue growth in this segment was primarily attributable to expanded sales to new clients and increased utilization from existing clients, partially offset by decreases in utilization of traditional in-center and in-home use. While traditional in-center and in-home use continues to recover, usage remains below pre-COVID-19 levels and we expect it to continue ramping throughout 2021.
Revenue generated by educational advisory and other services in the three months ended March 31, 2021 increased by $3.4 million, or 16%, when compared to the same period in the prior year. Revenue growth in this segment is primarily attributable to contributions from sales to new clients and increased utilization from existing clients. An acquisition completed in 2020 also contributed $2.0 million to the growth of this segment in 2021.
Cost of Services. Cost of services decreased by $88.0 million, or 22%, to $309.5 million for the three months ended March 31, 2021 from $397.5 million for the same period in 2020.
Cost of services in the full service center-based child care segment decreased $85.3 million, or 25%, to $261.2 million in the three months ended March 31, 2021 when compared to the same period in 2020. The decrease in cost of services is primarily associated with reductions of 20% in personnel costs, which generally represent 70% of the costs for this segment, and reductions of 26% in program supplies, materials, and facility costs, which generally represent the remaining 30% of costs for this segment, in connection with the reduced enrollment at our centers. Funding from government support programs reduced certain payroll and other operating expenses by $9.6 million. These decreases were partially offset by reduced efficiencies associated with lower enrollment and COVID-19 protocols.
Cost of services in the back-up care segment decreased by $3.9 million, or 10%, to $36.2 million in the three months ended March 31, 2021, when compared to the prior year. The decrease is primarily due to reductions in personnel costs and care provider fees, which represented approximately 70% of total costs of services for this segment, as traditional utilization levels were lower than the prior year. This reduction was partially offset by marketing and technology spending to support our customer user experience and service delivery.
Cost of services in the educational advisory and other services segment increased by $1.2 million, or 11%, to $12.1 million in the three months ended March 31, 2021 when compared to the prior year, which is broadly consistent with the revenue growth. The increase is primarily due to personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit decreased by $27.5 million, or 25%, to $81.4 million for the three months ended March 31, 2021 from $108.9 million for the same period in 2020. Gross profit margin was 21% of revenue for the three months ended March 31, 2021, a decrease of approximately 1% from the three months ended March 31, 2020. The decrease is primarily due to reduced margins in the full service center-based child care segment from reduced enrollment at open centers, as well as the continued temporary closure of certain child care centers, partially offset by increases in gross profit from expanded back-up care and educational advisory and other services, and funding received from government support programs.
Selling, General and Administrative Expenses (“SGA”). SGA increased by $2.7 million, or 5%, to $60.1 million for the three months ended March 31, 2021 from $57.4 million for the same period in 2020, in order to support the business throughout the pandemic and as it re-ramps. SGA was 15% of revenue for the three months ended March 31, 2021, compared to 11% for the same period in 2020 due to the lower revenue base.
Amortization of Intangible Assets. Amortization expense on intangible assets was $7.5 million for the three months ended March 31, 2021, a decrease from $8.2 million for the three months ended March 31, 2020, due to decreases from certain intangible assets becoming fully amortized during the period, partially offset by increases from the acquisitions completed in 2020 and 2021.

Income from Operations. Income from operations decreased by $29.6 million, or 68%, to $13.7 million for the three months ended March 31, 2021 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020		Change 2021 vs 2020

	(In thousands, except percentages)
Full-service center-based child care	$(17,967)	(6.2)%	$16,747	4.1%	$(34,714)	(207.3)%
Back-up care	27,190	35.6%	22,239	30.0%	4,951	22.3%
Educational advisory and other services	4,485	18.6%	4,295	20.7%	190	4.4%
Income from operations	$13,708	3.5%	$43,281	8.5%	$(29,573)	(68.3)%
The decrease in income from operations was due to the following:
•Income from operations for the full service center-based child care segment decreased $34.7 million, or 207%, in the three months ended March 31, 2021 when compared to the same period in 2020 primarily due to reduced tuition revenue from reduced enrollment in our centers, as well as continued temporary center closures, partially offset by reduced operating expenses and contributions from government support programs that reduced certain payroll and operating expenses.
•Income from operations for the back-up care segment increased $5.0 million, or 22%, in the three months ended March 31, 2021 when compared to the same period in 2020 due to the expanding revenue base from increased sales and utilization of our back-up care services as clients and families pursued additional supports, and reduced care provider fees associated with lower utilization of traditional care options in relation to the prior year, partially offset by investments in technology to support our customer user experience and service delivery.
•Income from operations for the educational advisory and other services segment increased $0.2 million, or 4%, in the three months ended March 31, 2021 when compared to the same period in 2020 due to contributions from the expanding revenue base.
Net Interest Expense. Net interest expense decreased to $9.0 million for the three months ended March 31, 2021 from $10.2 million for the same period in 2020, due to decreases in the interest rates applicable to our debt. Including the effects of the interest rate swap arrangements, the weighted average interest rates for the term loan and revolving credit facility were 3.1% and 3.5% for the three months ended March 31, 2021 and 2020, respectively. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 3.0% for the remainder of 2021.
Income Tax Expense (Benefit). We recorded an income tax benefit of $2.4 million during the three months ended March 31, 2021, at an effective income tax rate of (52)%, compared to income tax expense of $2.3 million during the three months ended March 31, 2020, at an effective income tax rate of 7%. The difference between the effective income tax rate as compared to the statutory income tax rate is primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which had a more significant impact to the effective tax rate for the three months ended March 31, 2021 due to the lower income before tax. During the three months ended March 31, 2021 and 2020, the excess tax benefits reduced income tax expense by $3.9 million and $6.9 million, respectively. The effective income tax rate prior to the inclusion of the excess tax benefits from stock-based compensation and other discrete items was approximately 28% for the three months ended March 31, 2021 and 2020.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations decreased $35.2 million, or 43%, and $35.2 million, or 72%, respectively, for the three months ended March 31, 2021 over the comparable period in 2020 primarily as a result of the decrease in gross profit in the full service center-based child care segment, partially offset by growth in the back-up care segment.
Adjusted Net Income. Adjusted net income decreased $29.8 million, or 68%, for the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to the decrease in income from operations, partially offset by a higher effective tax rate.

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

	Three Months Ended March 31,
	2021	2020

	(In thousands, except share data)
Net income	$7,132	$30,732
Interest expense — net	9,016	10,206
Income tax expense (benefit)	(2,440)	2,343
Depreciation	19,742	20,012
Amortization of intangible assets (a)	7,540	8,209
EBITDA	40,990	71,502
Additional adjustments:
COVID-19 related costs (b)	—	4,970
Stock-based compensation expense (c)	5,306	4,283
Other costs (d)	—	703
Total adjustments	5,306	9,956
Adjusted EBITDA	$46,296	$81,458

Income from operations	$13,708	$43,281
COVID-19 related costs (b)	—	4,970
Other costs (d)	—	703
Adjusted income from operations	$13,708	$48,954

Net income	$7,132	$30,732
Income tax expense (benefit)	(2,440)	2,343
Income before income tax	4,692	33,075
Amortization of intangible assets (a)	7,540	8,209
COVID-19 related costs (b)	—	4,970
Stock-based compensation expense (c)	5,306	4,283
Other costs (d)	—	703
Adjusted income before income tax	17,538	51,240
Adjusted income tax expense (e)	(3,683)	(7,594)
Adjusted net income	$13,855	$43,646

Weighted average common shares outstanding — diluted	61,325,973	58,878,784
Diluted adjusted earnings per common share	$0.23	$0.74
(a)Represents amortization of intangible assets, including amortization expense of $5.0 million associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)COVID-19 related costs in 2020 represent impairment costs for long-lived assets incurred as a result of center closures and decreases in the fair values of certain centers due to the impact of COVID-19 on our operations.
(c)Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(d)Other costs in 2020 relate to occupancy costs incurred for our new corporate headquarters during the construction period, which represent duplicative office costs while we also continued to carry the costs for our previous corporate headquarters.

(e)Represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 21% and 15% for the three months ended March 31, 2021 and 2020, respectively. The tax rate for 2021 represents a tax rate of approximately 27% applied to the expected adjusted income before income tax, less the estimated effect of excess tax benefits related to equity transactions. However, the jurisdictional mix of the expected adjusted income before income tax for the full year, and the timing and volume of the tax benefits associated with such future equity activity will affect these estimates and the estimated effective tax rate for the year.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, stock-based compensation expense, impairment costs, other costs incurred due to the impact of COVID-19 including center closing costs, and duplicative corporate office costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by (used in) operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We understand that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing child care centers, back-up care, educational advisory and other services, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations and borrowings available under our revolving credit facility. We had $442.1 million in cash ($447.8 million including restricted cash) at March 31, 2021, of which $44.5 million was held in foreign jurisdictions, compared to $384.3 million in cash ($388.5 million including restricted cash) at December 31, 2020, of which $43.6 million was held in foreign jurisdictions. Operations outside of North America accounted for 26% and 23% of our consolidated revenue in the three months ended March 31, 2021 and 2020, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the three months ended March 31, 2021 and 2020, and we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2021.

On April 21, 2020, we completed the issuance and sale of 2,138,580 shares of common stock to Durable Capital Master Fund LP at a price of $116.90 per share. We raised net proceeds from the offering of $249.8 million, which further strengthened our liquidity and financial position and increased our cash and cash equivalents.
Our revolving credit facility is part of our senior secured credit facilities, which consist of a secured term loan facility and a $400 million revolving credit facility. There were no borrowings outstanding on our revolving credit facility at March 31, 2021 and December 31, 2020.
We had working capital of $123.4 million and $93.4 million at March 31, 2021 and December 31, 2020, respectively. We anticipate that our cash flows from operating activities will continue to be impacted while our re-opened centers ramp enrollment and while certain centers remain temporarily closed. During this re-enrollment and re-opening phase, cash flows from operating activities will be supplemented with our existing cash, as well as borrowings available under our revolving credit facility, as needed. As we focus on the re-enrollment and ramping of re-opened centers, as well as re-opening our remaining temporarily closed centers, we will continue to manage our discretionary operating and capital spending and prioritize investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt.
We have participated in certain government support programs, including certain tax deferrals and tax credits allowed pursuant to the CARES Act and the CAA in the United States, as well as certain tax deferrals, tax credits, and employee wage support in the United Kingdom, and may continue to do so in the future. During the three months ended March 31, 2021, $9.6 million was recorded as a reduction to cost of services in relation to these benefits. As of March 31, 2021 and December 31, 2020, $13.1 million and $8.4 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts receivable from government support programs. Additionally, the Company had payroll tax deferrals totaling $20.4 million as of March 31, 2021 and December 31, 2020, of which $10.2 million was included in accounts payable and accrued expenses and $10.2 million was included in other long-term liabilities. There is no assurance that these government support programs will continue in the future at current levels, or at all.
In response to the broad effects of COVID-19, we have re-negotiated certain payment terms with lessors to mitigate the impact on our financial position and operations. As of March 31, 2021 and December 31, 2020, we had $3.5 million and $7.7 million, respectively, in lease payment deferrals of which the majority are payable over the next year.
The board of directors authorized a share repurchase program of up to $300 million of our outstanding common stock, effective June 12, 2018. During the three months ended March 31, 2021 there were no share repurchases and $194.9 million remained available under the repurchase program. During the three months ended March 31, 2020, we repurchased 0.2 million shares for $32.2 million. All repurchased shares have been retired.
We believe that funds provided by operations, our existing cash balances, and borrowings available under our revolving credit facility will be adequate to fund all obligations and liquidity requirements for at least the next twelve months. However, prolonged disruptions to our operations, including as a result of periodically reinstated lockdowns, required school, child care and business closures and government mandates in response to the COVID-19 pandemic, may require financing beyond our existing cash and borrowing capacity, and it may be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, if at all.

Cash Flows	Three Months Ended March 31,
	2021	2020

	(In thousands)
Net cash provided by operating activities	$68,295	$64,083
Net cash used in investing activities	$(22,284)	$(12,964)
Net cash provided by (used in) financing activities	$13,899	$(25,703)
Cash, cash equivalents and restricted cash — beginning of period	$388,465	$31,192
Cash, cash equivalents and restricted cash — end of period	$447,836	$55,405
Cash Provided by Operating Activities
Cash provided by operating activities was $68.3 million for the three months ended March 31, 2021, compared to $64.1 million for the same period in 2020. The increase in cash provided by operating activities primarily resulted from changes in working capital arising from the timing of billings and payments when compared to the prior year, including improved timing of collections, and increases associated with growth in the back-up care segment and tuition fees collected in advance at full service centers as children re-enroll at our centers. The increase in cash provided by operating activities was partially offset by the $23.6 million decrease in net income from the prior year.

Cash Used in Investing Activities
Cash used in investing activities was $22.3 million for the three months ended March 31, 2021, compared to $13.0 million for the same period in 2020, and was related to fixed asset additions, acquisitions, and other investments. The increase in cash used in investing activities was primarily related to acquisitions, as we used $9.0 million for the acquisition of two centers as well as a camp and back-up care provider, and to a lesser extent, settlements of prior year acquisitions in the three months ended March 31, 2021, compared to $3.5 million used to acquire one center in the prior year. During the three months ended March 31, 2021, we invested $17.9 million in fixed asset purchases for new child care centers, and maintenance and refurbishments in our existing centers, which was consistent with the prior year. Proceeds from the sale of fixed assets of $3.9 million were lower in the three months ended March 31, 2021 compared to $4.5 million in the prior year. In addition, proceeds generated from the maturity of debt securities held by our wholly-owned captive insurance company and sales of investments were $0.7 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively, net of purchases.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $13.9 million for the three months ended March 31, 2021 compared to cash used of $25.7 million for the same period in 2020. The increase in cash provided by financing activities was primarily related to an increase in the proceeds from the exercise of stock options and the issuance and sale of restricted stock, which were $22.4 million in the three months ended March 31, 2021 compared to $16.0 million in the prior year, and having no share repurchases and payments of contingent consideration in the three months ended March 31, 2021 compared to $32.7 million and $1.1 million, respectively, in the prior year.
Debt
Our senior secured credit facilities consist of a secured term loan facility and a $400 million multi-currency revolving credit facility. The term loan matures on November 7, 2023 and requires quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows:

	March 31, 2021	December 31, 2020

	(In thousands)
Term loan	$1,032,000	$1,034,688
Deferred financing costs and original issue discount	(3,466)	(3,801)
Total debt	1,028,534	1,030,887
Less current maturities	(10,750)	(10,750)
Long-term debt	$1,017,784	$1,020,137
In April and May 2020, we amended our existing senior credit facilities to, among other things, increase the borrowing capacity of our revolving credit facility from $225 million to $400 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants. The revolving credit facility matures on July 31, 2022. There were no borrowings outstanding on the revolving credit facility at March 31, 2021 and December 31, 2020, with the full line available for borrowings.
Borrowings under the credit agreement are subject to variable interest. We mitigate our interest rate exposure with variable-to-fixed interest rate swap agreements with an underlying fixed notional value of $500 million, designated and accounted for as cash flow hedges from inception, that are scheduled to mature on October 31, 2021. The weighted average interest rate for the term loan was 3.06% and 3.53% for the three months ended March 31, 2021 and 2020, respectively, including the impact of the interest rate swap agreements. We have interest rate cap agreements with a total notional value of $800 million, designated and accounted for as cash flow hedges from inception, that provide us with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have a forward starting effective date of October 29, 2021, which coincides with the maturity of our existing interest rate swap agreements, and expire on October 31, 2023.
The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a quarterly maintenance based financial covenant. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at March 31, 2021. Refer to Note 6, Credit Arrangements and Debt Obligations, in our condensed consolidated financial statements for additional information on our debt and credit arrangements, and covenant requirements.

Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet arrangements.
Critical Accounting Policies
For a discussion of our “Critical Accounting Policies,” refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies since December 31, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and fluctuations in foreign currency exchange rates. Other than the broad effects of the COVID-19 pandemic and its negative impact on the global economy and major financial markets, there have been no material changes in our exposure to interest rate or foreign currency exchange rate fluctuations since December 31, 2020. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2020 for further information regarding market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, subject to claims, suits, and matters arising in the ordinary course of business. Such claims have in the past generally been covered by insurance, but there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims or matters brought against us. We believe the resolution of such legal matters will not have a material adverse effect on our financial position, results of operations, or cash flows, although we cannot predict the ultimate outcome of any such actions. Refer to Note 12, Contingencies, to the consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition and operating results. We believe that these risks and uncertainties include, but are not limited to, those disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, including with respect to the impacts from the ongoing COVID-19 pandemic. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also materially impair our business, financial condition or results of operations. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1) (d)

January 1, 2021 to January 31, 2021	—	$—	—	$194,850
February 1, 2021 to February 28, 2021 (2)	11,303	$169.10	—	$194,850
March 1, 2021 to March 31, 2021	—	$—	—	$194,850
	11,303		—
(1) The board of directors authorized a share repurchase program of up to $300 million of our outstanding common stock effective June 12, 2018. The share repurchase program has no expiration date. All repurchased shares have been retired.
(2) During the three months ended March 31, 2021, we retired a total of 11,303 shares that had been issued pursuant to restricted stock award agreements in connection with the payment of tax withholding obligations arising as a result of the vesting of such restricted stock awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our $300 million share repurchase authorization.
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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	May 10, 2021	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)