Form 10-Q
period 2021-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2021-08-06
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2021, there were 60,560,617 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$418,638	$384,344
Accounts receivable — net of allowance for credit losses of $2,402 and $2,357 at June 30, 2021 and December 31, 2020, respectively	141,253	176,617
Prepaid expenses and other current assets	74,743	62,902
Prepaid income taxes	19,830	322
Total current assets	654,464	624,185
Fixed assets — net	617,248	628,757
Goodwill	1,451,041	1,431,967
Other intangible assets — net	261,013	274,620
Operating lease right-of-use assets	703,107	717,821
Other assets	54,010	49,298
Total assets	$3,740,883	$3,726,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,750	$10,750
Accounts payable and accrued expenses	190,554	194,551
Current portion of operating lease liabilities	87,934	87,181
Deferred revenue	225,683	197,939
Other current liabilities	49,599	40,393
Total current liabilities	564,520	530,814
Long-term debt — net	1,015,433	1,020,137
Operating lease liabilities	712,399	729,754
Other long-term liabilities	117,822	105,980
Deferred revenue	10,421	10,215
Deferred income taxes	49,144	45,951
Total liabilities	2,469,739	2,442,851
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 60,278,756 and 60,466,168 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	60	60
Additional paid-in capital	868,289	910,304
Accumulated other comprehensive loss	(23,654)	(27,069)
Retained earnings	426,449	400,502
Total stockholders’ equity	1,271,144	1,283,797
Total liabilities and stockholders’ equity	$3,740,883	$3,726,648
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(In thousands, except share data)
Revenue	$441,478	$293,772	$832,318	$800,095
Cost of services	335,496	228,536	644,978	626,000
Gross profit	105,982	65,236	187,340	174,095
Selling, general and administrative expenses	64,458	49,247	124,568	106,616
Amortization of intangible assets	7,512	7,875	15,052	16,084
Income from operations	34,012	8,114	47,720	51,395
Interest expense — net	(9,580)	(9,129)	(18,596)	(19,335)
Income (loss) before income tax	24,432	(1,015)	29,124	32,060
Income tax benefit (expense)	(5,617)	1,374	(3,177)	(969)
Net income	$18,815	$359	$25,947	$31,091

Earnings per common share:
Common stock — basic	$0.31	$0.01	$0.43	$0.53
Common stock — diluted	$0.31	$0.01	$0.42	$0.52

Weighted average common shares outstanding:
Common stock — basic	60,551,528	59,631,428	60,573,237	58,781,169
Common stock — diluted	61,106,792	60,266,102	61,216,383	59,572,444
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(In thousands)
Net income	$18,815	$359	$25,947	$31,091
Other comprehensive income (loss):
Foreign currency translation adjustments	1,213	1,557	699	(37,951)
Unrealized gain (loss) on cash flow hedges and investments, net of tax	964	793	2,716	(3,477)
Total other comprehensive income (loss)	2,177	2,350	3,415	(41,428)
Comprehensive income (loss)	$20,992	$2,709	$29,362	$(10,337)
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at April 1, 2021	60,726,701	$61	$928,761	$—	$(25,831)	$407,634	$1,310,625
Stock-based compensation expense			5,829				5,829
Issuance of common stock under the Equity Incentive Plan	75,169	—	5,341				5,341
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(8,114)	—	(1,297)				(1,297)
Purchase of treasury stock				(70,346)			(70,346)
Retirement of treasury stock	(515,000)	(1)	(70,345)	70,346			—
Other comprehensive income					2,177		2,177
Net income						18,815	18,815
Balance at June 30, 2021	60,278,756	$60	$868,289	$—	$(23,654)	$426,449	$1,271,144

	Three months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at April 1, 2020	57,920,154	$58	$627,337	$—	$(94,109)	$404,242	$937,528
Issuance of common stock	2,138,580	2	249,788				249,790
Stock-based compensation expense			5,155				5,155
Issuance of common stock under the Equity Incentive Plan	117,276	—	5,577				5,577
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(23,823)	—	(2,484)				(2,484)
Other comprehensive income					2,350		2,350
Net income						359	359
Balance at June 30, 2020	60,152,187	$60	$885,373	$—	$(91,759)	$404,601	$1,198,275
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Six months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2021	60,466,168	$60	$910,304	$—	$(27,069)	$400,502	$1,283,797
Stock-based compensation expense			11,135				11,135
Issuance of common stock under the Equity Incentive Plan	371,561	1	24,337				24,338
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(43,973)	—	(7,142)				(7,142)
Purchase of treasury stock				(70,346)			(70,346)
Retirement of treasury stock	(515,000)	(1)	(70,345)	70,346			—
Other comprehensive income					3,415		3,415
Net income						25,947	25,947
Balance at June 30, 2021	60,278,756	$60	$868,289	$—	$(23,654)	$426,449	$1,271,144

	Six months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2020	57,884,020	$58	$648,031	$—	$(50,331)	$373,510	$971,268
Issuance of common stock	2,138,580	2	249,788				249,790
Stock-based compensation expense			9,438				9,438
Issuance of common stock under the Equity Incentive Plan	416,152	1	18,038				18,039
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(55,252)	—	(7,715)				(7,715)
Purchase of treasury stock				(32,208)			(32,208)
Retirement of treasury stock	(231,313)	(1)	(32,207)	32,208			—
Other comprehensive loss					(41,428)		(41,428)
Net income						31,091	31,091
Balance at June 30, 2020	60,152,187	$60	$885,373	$—	$(91,759)	$404,601	$1,198,275
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2021	2020

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,947	$31,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,392	55,880
Impairment losses on long-lived assets	—	16,857
Impairment losses on equity investment	—	2,128
Stock-based compensation expense	11,135	9,438
Deferred income taxes	2,238	(2,783)
Other non-cash adjustments — net	513	(1,187)
Changes in assets and liabilities:
Accounts receivable	35,338	(73,449)
Prepaid expenses and other current assets	(10,612)	(33,156)
Accounts payable and accrued expenses	(1,818)	(19,824)
Income taxes	(19,908)	327
Deferred revenue	28,117	3,399
Leases	(2,143)	30,003
Other assets	3,101	3,404
Other current and long-term liabilities	8,425	29,132
Net cash provided by operating activities	135,725	51,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(33,953)	(32,374)
Proceeds from the disposal of fixed assets	5,490	7,352
Proceeds from the maturity of debt securities and sale of other investments	10,500	7,247
Purchases of debt securities and other investments	(10,611)	(6,106)
Payments and settlements for acquisitions — net of cash acquired	(9,082)	(4,394)
Net cash used in investing activities	(37,656)	(28,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance — net of issuance costs	—	249,937
Borrowings under revolving credit facility	—	43,200
Payments under revolving credit facility	—	(43,200)
Principal payments of long-term debt	(5,375)	(5,375)
Payments of debt issuance costs	(2,057)	(2,818)
Purchase of treasury stock	(70,346)	(32,658)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	28,180	21,187
Taxes paid related to the net share settlement of stock options and restricted stock	(7,142)	(7,715)
Payments of contingent consideration for acquisitions	—	(1,088)
Net cash provided by (used in) financing activities	(56,740)	221,470
Effect of exchange rates on cash, cash equivalents and restricted cash	(675)	(908)
Net increase in cash, cash equivalents and restricted cash	40,654	243,547
Cash, cash equivalents and restricted cash — beginning of period	388,465	31,192
Cash, cash equivalents and restricted cash — end of period	$429,119	$274,739
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six months ended June 30,
	2021	2020

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$418,638	$270,442
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	10,481	4,297
Total cash, cash equivalents and restricted cash — end of period	$429,119	$274,739

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$16,815	$18,117
Cash payments of income taxes	$21,200	$6,709
Cash paid for amounts included in the measurement of lease liabilities	$72,496	$51,397

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,849	$3,311
Contingent consideration issued for acquisitions	$7,337	$—
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$28,147	$71,677
Restricted stock reclassified from other current liabilities to equity upon vesting	$4,178	$4,424
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based early education and child care, back-up child and adult/elder care, tuition assistance and student loan repayment program administration, educational advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Puerto Rico and India. The Company provides services designed to help families, employers and their employees better integrate work and family life, primarily under multi-year contracts with employers who offer early education and child care, family care solutions, and workforce education services, as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of June 30, 2021 and the condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts within the condensed consolidated balance sheet and supplemental statement of cash flows information to conform to the current period presentation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 30, 2021 and the condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2021 and 2020, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $300 million of the Company’s outstanding common stock, effective June 12, 2018. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the three months ended June 30, 2021, 0.5 million shares were repurchased for $70.3 million under this authorization, and at June 30, 2021, $124.5 million remained available under the repurchase program.
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
COVID-19 Pandemic — Since March 2020, the Company's global operations have been significantly impacted by the COVID-19 pandemic. As of June 30, 2021, the Company operated 1,006 early education and child care centers, of which approximately 920 early education and child care centers were open. The Company remains focused on the re-enrollment of its centers and the phased re-opening of the limited number of centers that remain temporarily closed, which the Company expects will continue throughout 2021. The broad and long-term effects of COVID-19, its duration and the scope of ongoing and related disruptions, cannot be predicted. Given these factors, the Company currently expects the effects of COVID-19 to continue to adversely impact the results of its operations for the remainder of 2021.

Government Support — The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act, 2021 (“CAA”) were enacted in the United States on March 27, 2020 and January 1, 2021, respectively; both are economic aid packages to help mitigate the impact of the pandemic. Additionally, other foreign governmental legislation that provided relief provisions was enacted in response to the economic impact of COVID-19. The Company has participated in certain government support programs, including availing itself of certain tax deferrals and tax credits allowed pursuant to the CARES Act in the United States, as well as certain tax deferrals, tax credits, and employee wage support in the United Kingdom. On December 27, 2020, the employee retention tax credit, originally enacted under the CARES Act in the United States, was expanded and extended under the CAA to wages paid through the first two quarters of 2021, among other changes. Governmental support received is recorded on the consolidated statement of income as a reduction to the related expenses that the assistance is intended to defray. During the six months ended June 30, 2021 and 2020, $17.0 million and $39.6 million, respectively, was recorded as a reduction to cost of services in relation to these benefits. As of June 30, 2021 and December 31, 2020, $10.9 million and $8.4 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs. Additionally, the Company had payroll tax deferrals totaling $20.4 million as of June 30, 2021 and December 31, 2020, of which $10.2 million was recorded in accounts payable and accrued expenses and $10.2 million was included in other long-term liabilities.
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
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended June 30, 2021
North America	$216,327	$76,660	$25,567	$318,554
Europe	118,100	4,824	—	122,924
	$334,427	$81,484	$25,567	$441,478
Three months ended June 30, 2020
North America	$92,572	$133,106	$20,562	$246,240
Europe	44,734	2,798	—	47,532
	$137,306	$135,904	$20,562	$293,772

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Six months ended June 30, 2021
North America	$408,781	$147,842	$49,733	$606,356
Europe	215,965	9,997	—	225,962
	$624,746	$157,839	$49,733	$832,318
Six months ended June 30, 2020
North America	$390,639	$203,663	$41,327	$635,629
Europe	158,058	6,408	—	164,466
	$548,697	$210,071	$41,327	$800,095

The classification “North America” is comprised of the Company’s United States, Puerto Rico, and Canada operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations. During the third quarter of fiscal 2020, the Company divested its child care center business in Canada and ceased to operate its two centers in that geography.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. During the six months ended June 30, 2021, $146.7 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2020. During the six months ended June 30, 2020, $151.4 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2019.
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
3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, and the Netherlands. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. The Company does not have any finance leases as of June 30, 2021.
Lease Expense
The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(In thousands)
Operating lease expense (1)	$33,652	$38,667	$67,277	$72,528
Variable lease expense (1)	6,735	6,120	13,677	15,353
Total lease expense	$40,387	$44,787	$80,954	$87,881
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Operating lease expense for the three and six months ended June 30, 2020 includes an impairment loss on operating lease right-of-use assets of $5.2 million. Refer to Note 9, Fair Value Measurements, for additional information.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	June 30, 2021	December 31, 2020

Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	5.9%	6.0%

Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of June 30, 2021:

Operating Leases

(In thousands)
Remainder of 2021	$55,582
2022	133,656
2023	125,251
2024	114,428
2025	99,967
Thereafter	540,141
Total lease payments	1,069,025
Less imputed interest	(268,692)
Present value of lease liabilities	800,333
Less current portion of operating lease liabilities	(87,934)
Long-term operating lease liabilities	$712,399
As of June 30, 2021, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $21.8 million. The leases are expected to commence between the third quarter of fiscal 2021 and the fourth quarter of fiscal 2022 and have initial lease terms of approximately 10 to 15 years.
Lease Modifications
As of June 30, 2021, the Company had deferred lease payments of $2.0 million. The majority of these lease payments are payable over the next year. As of December 31, 2020, the Company had deferred lease payments of $7.7 million.
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
2021 Acquisitions
During the six months ended June 30, 2021, the Company acquired two centers as well as a camp and back-up care provider in the United States, in two separate business acquisitions, which were each accounted for as a business combination. These businesses were acquired for aggregate cash consideration of $8.6 million, net of cash acquired of $0.3 million, and consideration payable of $0.4 million. Additionally, the Company is subject to contingent consideration payments for these two acquisitions, and recorded a preliminary fair value estimate of $7.3 million in relation to these contingent consideration arrangements at acquisition. Contingent consideration of up to $1.2 million may be payable within one year if certain performance targets are met for one of the acquisitions, and contingent consideration is payable in 2026 based on certain financial metrics for the other acquisition. The Company recorded goodwill of $14.5 million related to the back-up care segment and of $3.4 million related to the full service center-based child care segment, all of which will be deductible for tax purposes. In addition, the Company recorded intangible assets of $1.3 million that will be amortized over five years, as well as fixed assets of $1.5 million in relation to these acquisitions.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2021, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed, and finalizes its determination of the estimated fair value of the contingent consideration at the date of acquisition. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, and were not material to the Company’s financial results.

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
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2021, the purchase price allocation for one of the 2020 acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed.
During the year ended December 31, 2020, the Company paid $1.2 million for contingent consideration related to acquisitions completed in 2018 and 2019, which had been recorded as a liability at the date of acquisition.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Balance at January 1, 2021	$1,197,658	$194,616	$39,693	$1,431,967
Additions from acquisitions	3,435	14,537	—	17,972
Adjustments to prior year acquisitions	—	—	150	150
Effect of foreign currency translation	758	194	—	952
Balance at June 30, 2021	$1,201,851	$209,347	$39,843	$1,451,041
The Company also has intangible assets, which consisted of the following at June 30, 2021 and December 31, 2020:

June 30, 2021	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	14 years	$402,965	$(325,348)	$77,617
Trade names	6 years	12,282	(10,039)	2,243
		415,247	(335,387)	79,860
Indefinite-lived intangible assets:
Trade names	N/A	181,153	—	181,153
		$596,400	$(335,387)	$261,013

December 31, 2020	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	14 years	$402,319	$(310,587)	$91,732
Trade names	6 years	11,219	(9,633)	1,586
		413,538	(320,220)	93,318
Indefinite-lived intangible assets:
Trade names	N/A	181,302	—	181,302
		$594,840	$(320,220)	$274,620
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
Outstanding term loan borrowings were as follows:

	June 30, 2021	December 31, 2020

	(In thousands)
Term loan	$1,029,313	$1,034,688
Deferred financing costs and original issue discount	(3,130)	(3,801)
Total debt	1,026,183	1,030,887
Less current maturities	(10,750)	(10,750)
Long-term debt	$1,015,433	$1,020,137
On May 26, 2021, the Company amended its existing senior credit facilities to, among other changes, extend the revolving credit facility maturity date from July 31, 2022 to May 26, 2026 (subject to a springing maturity to August 8, 2023 if more than $25 million of the term loans have not been repaid, refinanced or extended), and reduce the interest rates applicable to borrowings outstanding on the revolving credit facility. In conjunction with this credit amendment, the Company incurred $2.1 million in fees that have been capitalized in other assets on the consolidated balance sheet and are amortized over the contractual life of the revolving credit facility. There were no borrowings outstanding on the revolving credit facility at June 30, 2021 and December 31, 2020.
In April and May 2020, the Company amended its existing senior credit facilities to, among other things, increase the borrowing capacity of the revolving credit facility from $225 million to $400 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants. In conjunction with these credit amendments, the Company incurred $2.8 million in fees that have been capitalized in other assets on the consolidated balance sheet and were being amortized over the contractual life of the revolving credit facility prior to the May 26, 2021 amendment.
All borrowings under the credit agreement are subject to variable interest. The effective interest rate for the term loan was 2.50% at June 30, 2021 and December 31, 2020, and the weighted average interest rate was 2.50% and 3.00% for the six months ended June 30, 2021 and 2020, respectively, prior to the effects of any interest rate hedge arrangements. Effective as of May 26, 2021, borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the eurocurrency rate. The weighted average interest rate for the revolving credit facility was 4.00% and 4.49% for the six months ended June 30, 2021 and 2020, respectively.

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
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp., the Company’s direct subsidiary, to be a passive holding company, subject to certain exceptions. The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio of 4.25 to 1.00 beginning June 30, 2021. A breach of the applicable covenant is subject to certain equity cure rights.
Future principal payments of long-term debt are as follows for the years ending December 31:

Term Loan

(In thousands)
Remainder of 2021	$5,375
2022	10,750
2023	1,013,188
Total future principal payments	$1,029,313
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
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	June 30, 2021	December 31, 2020

		(In thousands)
Interest rate swaps - liability	Other current liabilities	$1,911	$4,775
Interest rate caps - asset	Other assets	$1,141	$277

The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended June 30, 2021
Cash flow hedges	$(138)	Interest expense — net	$(1,471)	$1,333
Income tax effect	37	Income tax expense	393	(356)
Net of income taxes	$(101)		$(1,078)	$977

Three months ended June 30, 2020
Cash flow hedges	$(219)	Interest expense — net	$(1,356)	$1,137
Income tax effect	59	Income tax expense	365	(306)
Net of income taxes	$(160)		$(991)	$831

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Six months ended June 30, 2021
Cash flow hedges	$840	Interest expense — net	$(2,921)	$3,761
Income tax effect	(224)	Income tax expense	780	(1,004)
Net of income taxes	$616		$(2,141)	$2,757

Six months ended June 30, 2020
Cash flow hedges	$(6,521)	Interest expense — net	$(1,641)	$(4,880)
Income tax effect	1,754	Income tax expense	442	1,312
Net of income taxes	$(4,767)		$(1,199)	$(3,568)
During the next twelve months, the Company estimates that a net loss of $2.2 million, pre-tax, will be reclassified from accumulated other comprehensive income (loss) and recorded to interest expense related to these derivative financial instruments.

7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share using the two-class method:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(In thousands, except share data)
Basic earnings per share:
Net income	$18,815	$359	$25,947	$31,091
Allocation of net income to common stockholders:
Common stock	$18,733	$358	$25,838	$30,945
Unvested participating shares	82	1	109	146
Net income	$18,815	$359	$25,947	$31,091

Weighted average common shares outstanding:
Common stock	60,551,528	59,631,428	60,573,237	58,781,169
Unvested participating shares	263,957	250,427	249,571	262,614
Earnings per common share:
Common stock	$0.31	$0.01	$0.43	$0.53

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$18,733	$358	$25,838	$30,945
Plus: earnings allocated to unvested participating shares	82	1	109	146
Less: adjusted earnings allocated to unvested participating shares	(81)	(1)	(108)	(144)
Earnings allocated to common stock	$18,734	$358	$25,839	$30,947

Weighted average common shares outstanding:
Common stock	60,551,528	59,631,428	60,573,237	58,781,169
Effect of dilutive securities	555,264	634,674	643,146	791,275
Weighted average common shares outstanding — diluted	61,106,792	60,266,102	61,216,383	59,572,444
Earnings per common share:
Common stock	$0.31	$0.01	$0.42	$0.52
Options outstanding to purchase 1.0 million and 1.2 million shares of common stock were excluded from diluted earnings per share for the three months ended June 30, 2021 and 2020, respectively, and 0.9 million and 0.8 million shares of common stock were excluded for the six months ended June 30, 2021 and 2020, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.

8. INCOME TAXES
The Company’s effective income tax rates were 23.0% and (135.4)% for the three months ended June 30, 2021 and 2020, respectively, and 10.9% and 3.0% for the six months ended June 30, 2021 and 2020, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income (loss) before income tax, jurisdictional mix of income (loss) before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which is included as a reduction of tax expense. During the three and six months ended June 30, 2021, the excess tax benefit from stock-based compensation expense decreased tax expense by $1.2 million and $5.1 million, respectively. During the three and six months ended June 30, 2020, the excess tax benefit from stock-based compensation expense decreased tax expense by $1.7 million and $8.6 million, respectively. For the three and six months ended June 30, 2021, prior to the inclusion of the excess tax benefit and other discrete items, the effective income tax rate approximated 28%. For the three and six months ended June 30, 2020, prior to the inclusion of the excess tax benefit and other discrete items, the effective income tax rate approximated 29%.
The Company’s unrecognized tax benefits were $3.8 million at June 30, 2021 and $4.0 million at December 31, 2020, inclusive of interest. The Company settled an open tax matter during the quarter resulting in a decrease in the unrecognized tax benefits of $0.4 million. The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $2.4 million.
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
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of June 30, 2021, there were two income tax audits in process and the tax years from 2016 to 2020 are subject to audit.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company's net revenue or accounts receivable. No significant credit concentration risk existed at June 30, 2021.

Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 1. As of June 30, 2021, the carrying value and estimated fair value of long-term debt were both $1.03 billion. As of December 31, 2020, the carrying value and estimated fair value of long-term debt were $1.03 billion and $1.02 billion, respectively.
Derivative Financial Instruments — The Company’s interest rate swap agreements and interest rate cap agreements are recorded at fair value, which were estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate swaps and interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps and interest rate caps, it was not considered a significant input. The fair value of the interest rate swaps and interest rate caps are classified as Level 2. As of June 30, 2021 and December 31, 2020, the fair value of the interest rate swap agreements was $1.9 million and $4.8 million, respectively, which were recorded in other current liabilities on the consolidated balance sheet. As of June 30, 2021 and December 31, 2020, the fair value of the interest rate cap agreements was $1.1 million and $0.3 million, respectively, which were recorded in other assets on the consolidated balance sheet.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificates of deposit. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets and are classified as Level 1. As of June 30, 2021, the fair value of the available-for-sale debt securities was $25.9 million and was classified based on the instruments’ maturity dates, with $21.5 million included in prepaid expenses and other current assets and $4.4 million in other assets on the consolidated balance sheet. As of December 31, 2020, the fair value of the available-for-sale debt securities was $27.9 million, with $21.5 million included in prepaid expenses and other current assets and $6.4 million in other assets on the consolidated balance sheet. At June 30, 2021 and December 31, 2020, the amortized cost was $25.9 million and $27.9 million, respectively. The debt securities held at June 30, 2021 had remaining maturities ranging from less than one year to approximately 1.5 years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three and six months ended June 30, 2021 and 2020.
Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses on the Company’s consolidated statement of income. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The key inputs to the valuations are the projections of future financial results in relation to the businesses and the company-specific discount rates. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. The contingent consideration liabilities outstanding as of June 30, 2021 related to 2019 and 2021 acquisitions. See Note 4, Acquisitions, for additional information.
The following table provides a roll forward of the recurring Level 3 fair value measurements:

Six months ended June 30, 2021

(In thousands)
Balance at January 1, 2021	$13,721
Issuance of contingent consideration in connection with acquisitions	7,337
Changes in fair value	379
Foreign currency translation	100
Balance at June 30, 2021	$21,537

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
During the three and six months ended June 30, 2020, the Company recognized a $2.1 million impairment loss on an equity investment. The impairment loss was included in cost of services on the consolidated statement of income, which has been allocated to the back-up care segment. The estimated fair value of the equity investment was based on a qualitative assessment, that considered the current economic environment, business prospects and transaction information in the entity's securities, among other factors considered. The Company classified the equity investment as a Level 3 fair value measurement due to the lack of observable inputs.
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Six months ended June 30, 2021
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2021	$(22,332)	$(4,785)	$48	$(27,069)
Other comprehensive income (loss) before reclassifications — net of tax	1,086	616	(41)	1,661
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	387	(2,141)	—	(1,754)
Net other comprehensive income (loss)	699	2,757	(41)	3,415
Balance at June 30, 2021	$(21,633)	$(2,028)	$7	$(23,654)

	Six months ended June 30, 2020
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2020	$(47,835)	$(2,566)	$70	$(50,331)
Other comprehensive income (loss) before reclassifications — net of tax	(37,951)	(4,767)	91	(42,627)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	(1,199)	—	(1,199)
Net other comprehensive income (loss)	(37,951)	(3,568)	91	(41,428)
Balance at June 30, 2020	$(85,786)	$(6,134)	$161	$(91,759)
(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.

11. SEGMENT INFORMATION
The Company’s reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services. The full service center-based child care segment includes the traditional center-based early education and child care, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home child and adult/elder care, and self-sourced reimbursed care. The Company’s educational advisory and other services segment consists of tuition assistance and student loan repayment program administration, workforce education and related educational advising, college admissions advisory services, and an online marketplace for families and caregivers, which have been aggregated as they do not meet the thresholds for separate disclosure. The Company and its chief operating decision maker evaluate performance based on revenues and income from operations. Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.
Revenue and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended June 30, 2021
Revenue	$334,427	$81,484	$25,567	$441,478
Income from operations	4,062	24,769	5,181	34,012

Three months ended June 30, 2020
Revenue	$137,306	$135,904	$20,562	$293,772
Income (loss) from operations (1)	(71,842)	75,121	4,835	8,114
(1)For the three months ended June 30, 2020, income (loss) from operations included impairment costs of $14.0 million, of which $6.7 million related to fixed assets and $5.2 million related to operating lease right-of-use assets in the full service center-based child care segment, and $2.1 million related to an equity investment in the back-up care segment. Additionally, loss from operations in the full service center-based child care segment included $4.4 million in costs primarily associated with the closure of centers, including related severance and facilities costs.

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Six months ended June 30, 2021
Revenue	$624,746	$157,839	$49,733	$832,318
Income (loss) from operations	(13,905)	51,959	9,666	47,720

Six months ended June 30, 2020
Revenue	$548,697	$210,071	$41,327	$800,095
Income (loss) from operations (1)	(55,095)	97,360	9,130	51,395
(1)For the six months ended June 30, 2020, income (loss) from operations included impairment costs of $19.0 million, of which $11.7 million related to fixed assets and $5.2 million related to operating lease right-of-use assets in the full service center-based child care segment, and $2.1 million related to an equity investment in the back-up care segment. Additionally, loss from operations in the full service center-based child care segment included $4.4 million in costs primarily associated with the closure of centers, including related severance and facilities costs.

12. CONTINGENCIES
Litigation
The Company is a defendant in certain legal matters in the ordinary course of business and records accruals for outstanding legal matters when the Company believes it is probable that a loss has been incurred, and the amount can be reasonably estimated. The Company is currently subject to a governmental investigation and may be subject to one or more health and safety charges in the United Kingdom related to an incident at a Company nursery in July 2019. The Company accrued a liability with respect to this matter, which is reflected in the consolidated financial statements, but is not considered material. While the outcome is inherently uncertain and may be subject to liability in excess of the accrual, the Company does not expect this matter to have a material adverse effect on the Company’s consolidated financial position. The Company's accruals for outstanding legal matters are not material, individually or in the aggregate, to the Company's consolidated financial position. Management believes the resolution of such pending legal matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows, although the Company cannot predict the ultimate outcome of any such actions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition and liquidity, the impact of COVID-19 and its variants on our near and long- term operations, our expectations around the timing to open temporarily closed centers, permanent center closures, the continued operation of currently open centers, timing to re-enroll and re-ramp centers as well as certain back-up care services, enrollment recovery, our cost management and cost-saving initiatives and capital spending, labor costs and labor market, impact of government mandates, continued performance and contributions from our back-up care segment, use of back-up care solutions, access to and impact of government relief and support programs including tax deferrals and credits, leases, lease deferrals and timing for payment, ability to respond to changing market conditions, our growth, our strategies, demand for services, macroeconomic trends, investments in user experience and service delivery, the impact of accounting principles, pronouncements and policies, acquisitions and expected synergies, our fair value estimates, impairment losses, goodwill from business combinations, estimates and impact of equity transactions, unrecognized tax benefits and the impact of uncertain tax positions, our effective tax rate, the outcome of tax audits, settlements and tax liabilities, future impact of excess tax benefits, estimates and adjustments, amortization expense, the impact of foreign currency exchange rates, our credit risk, our share repurchase program, the outcome of litigation, legal proceedings and our insurance coverage, debt securities, our interest rate swaps and caps, interest rates and projections, interest expense, the use of derivatives or other market risk sensitive instruments, our indebtedness, borrowings under our senior credit facility and revolving credit facility, the need for additional debt or equity financings and our ability to obtain such financing, our sources and uses of cash flow, our ability to fund operations, and make capital expenditures and payments with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our senior credit facility.
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
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

We are a leading provider of high-quality education and care, including early education and child care, back-up and family care solutions, and workforce education services that are designed to help client employees better integrate work and family life, as well as grow their careers. We provide services primarily under multi-year contracts with employers who offer early education and child care, back-up care, and educational advisory and other services as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee recruitment, employee engagement, productivity, retention and career advancement. As of June 30, 2021, we had more than 1,300 client relationships with employers across a diverse array of industries, including more than 190 Fortune 500 companies and more than 80 of Working Mother magazine’s 2020 “100 Best Companies.”
At June 30, 2021, we operated 1,006 early education and child care centers, compared to 1,076 centers at June 30, 2020, and had the capacity to serve approximately 113,000 children and their families in the United States, the United Kingdom, the Netherlands, and India. At June 30, 2021, approximately 920, or 90%, of our child care centers were open.
Our reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services, which includes tuition assistance and student loan repayment program administration, workforce education and related educational advising, college admissions advisory services, and an online marketplace for families and caregivers.
Since March 2020, our global operations have been significantly impacted by the COVID-19 pandemic and the measures to prevent its spread, such as periodically reinstated lockdowns and required business and school closures and restrictions. We remain focused on the re-enrollment of our centers and the phased re-opening of the limited number of centers that remain temporarily closed, which we expect will continue throughout 2021. The broad and long-term effects of COVID-19, its duration and the scope of ongoing and related disruptions cannot be predicted and are affected by many interdependent variables and decisions by government authorities and our client partners, as well as demand, economic, workforce and labor market trends, the adoption and effectiveness of vaccines, and developments in the persistence and treatment of COVID-19 and its variants. We cannot anticipate how long it will take for re-opened centers to reach typical enrollment levels and there is no assurance that centers currently open will continue to operate. Additionally, as we continue to analyze the current environment, we may decide to not re-open certain centers in locations where demand, economic and workforce trends have shifted. We currently expect the effects of COVID-19 to our business to continue to adversely impact our results of operations for the remainder of 2021.
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

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	%	2020	%

	(In thousands, except percentages)
Revenue	$441,478	100.0%	$293,772	100.0%
Cost of services	335,496	76.0%	228,536	77.8%
Gross profit	105,982	24.0%	65,236	22.2%
Selling, general and administrative expenses	64,458	14.6%	49,247	16.8%
Amortization of intangible assets	7,512	1.7%	7,875	2.6%
Income from operations	34,012	7.7%	8,114	2.8%
Interest expense — net	(9,580)	(2.2)%	(9,129)	(3.1)%
Income (loss) before income tax	24,432	5.5%	(1,015)	(0.3)%
Income tax benefit (expense)	(5,617)	(1.2)%	1,374	0.4%
Net income	$18,815	4.3%	$359	0.1%

Adjusted EBITDA (1)	$67,951	15.4%	$60,025	20.4%
Adjusted income from operations (1)	$34,012	7.7%	$27,211	9.3%
Adjusted net income (1)	$29,841	6.8%	$26,445	9.0%
The following table sets forth statement of income data as a percentage of revenue for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	%	2020	%

	(In thousands, except percentages)
Revenue	$832,318	100.0%	$800,095	100.0%
Cost of services	644,978	77.5%	626,000	78.2%
Gross profit	187,340	22.5%	174,095	21.8%
Selling, general and administrative expenses	124,568	15.0%	106,616	13.3%
Amortization of intangible assets	15,052	1.8%	16,084	2.1%
Income from operations	47,720	5.7%	51,395	6.4%
Interest expense — net	(18,596)	(2.2)%	(19,335)	(2.4)%
Income before income tax	29,124	3.5%	32,060	4.0%
Income tax expense	(3,177)	(0.4)%	(969)	(0.1)%
Net income	$25,947	3.1%	$31,091	3.9%

Adjusted EBITDA (1)	$114,247	13.7%	$141,483	17.7%
Adjusted income from operations (1)	$47,720	5.7%	$76,165	9.5%
Adjusted net income (1)	$43,696	5.2%	$70,091	8.8%
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

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Revenue. Revenue increased by $147.7 million, or 50%, to $441.5 million for the three months ended June 30, 2021 from $293.8 million for the same period in 2020. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020		Change 2021 vs 2020

	(In thousands, except percentages)
Full-service center-based child care	$334,427	75.7%	$137,306	46.7%	$197,121	143.6%
Tuition	298,065	89.1%	76,834	56.0%	221,231	287.9%
Management fees and operating subsidies	36,362	10.9%	60,472	44.0%	(24,110)	(39.9)%
Back-up care	81,484	18.5%	135,904	46.3%	(54,420)	(40.0)%
Educational advisory and other services	25,567	5.8%	20,562	7.0%	5,005	24.3%
Total revenue	$441,478	100.0%	$293,772	100.0%	$147,706	50.3%
Revenue generated by the full service center-based child care segment in the three months ended June 30, 2021 increased by $197.1 million, or 144%, when compared to the same period in 2020. Revenue growth in this segment was attributable to enrollment increases in our open child care centers and the continued re-opening of our temporarily closed centers. Tuition revenue increased by $221.2 million, or 288%, when compared to the prior year, on a 196% increase in enrollment. While enrollment in our child care centers improved during the quarter, our centers continue to operate below pre-COVID-19 enrollment levels during this re-ramping phase and we expect enrollment recovery to continue throughout 2021. Higher foreign currency exchange rates for our United Kingdom and Netherlands operations also contributed to our revenue growth, which increased 2021 tuition revenue by approximately 4%, or $5.0 million. Management fees and operating subsidies from employer sponsors decreased $24.1 million, or 40%, due to reduced operating subsidies received to support center operations in connection with the increase in tuition revenue.
Revenue generated by back-up care services in the three months ended June 30, 2021 decreased by $54.4 million, or 40%, when compared to the same period in 2020. While we had gains from expanded sales to new clients, increased utilization from existing clients, and increases in traditional in-center and in-home use during the quarter, back-up care revenue decreased compared to the prior year as the second quarter in 2020 benefited from significant demand for back-up care services (primarily for self-sourced reimbursed care) during the early stages of the pandemic when other care alternatives were not available. Traditional in-center and in-home use continues to ramp and, although usage remains below pre-COVID-19 levels, we expect continued recovery throughout 2021.
Revenue generated by educational advisory and other services in the three months ended June 30, 2021 increased by $5.0 million, or 24%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to contributions from sales to new clients and increased utilization from existing clients. An acquisition completed in 2020 contributed $2.3 million to the growth of this segment in 2021.
Cost of Services. Cost of services increased by $107.0 million, or 47%, to $335.5 million for the three months ended June 30, 2021 from $228.5 million for the same period in 2020.
Cost of services in the full service center-based child care segment increased $105.5 million, or 60%, to $280.5 million in the three months ended June 30, 2021 when compared to the same period in 2020. The increase in cost of services was primarily associated with a 125% increase in personnel costs, which generally represent 70% of the costs for this segment, in connection with the enrollment growth at our centers. The increase in cost of services was partially offset by a 3% decrease in program supplies, materials, and facility costs, which generally represent the remaining 30% of costs for this segment, primarily due to funding from government support programs which reduced other operating expenses by $7.4 million in the second quarter of 2021. The second quarter of 2020 included a reduction in certain payroll and other operating expenses of $39.6 million from funding received from government support programs, which was partially offset by impairment costs of $11.9 million and center closure costs of $4.4 million that did not occur in 2021.
Cost of services in the back-up care segment decreased by $0.7 million, or 2%, to $42.5 million in the three months ended June 30, 2021, when compared to the prior year. Cost of services in the second quarter of 2020 included impairment costs of $2.1 million related to an equity investment. After taking these charges into account, cost of services increased $1.4 million, or 4%, in the three months ended June 30, 2021, associated with the effects of a change in the revenue mix, with the return to higher levels of traditional in-center and in-home care in the current period compared to more significant self-sourced reimbursed care in the prior year period. The increase in traditional utilization levels over the prior year generated increased care provider fees in the three months ended June 30, 2021, and we continue to invest in personnel, marketing and technology to support our customer user experience and service delivery.

Cost of services in the educational advisory and other services segment increased by $2.2 million, or 21%, to $12.5 million in the three months ended June 30, 2021 when compared to the prior year, which is broadly consistent with the revenue growth. The increase was primarily due to personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased by $40.7 million, or 62%, to $106.0 million for the three months ended June 30, 2021 from $65.2 million for the same period in 2020. Gross profit margin was 24% of revenue for the three months ended June 30, 2021, an increase of approximately 2% from the three months ended June 30, 2020. The increase was primarily due to improved margins in the full service center-based child care segment from enrollment increases at open centers and from the re-opening of temporarily closed child care centers, partially offset by reduced contributions from our back-up care services as a result of the decrease in self-sourced reimbursed care.
Selling, General and Administrative Expenses (“SGA”). SGA increased by $15.2 million, or 31%, to $64.5 million for the three months ended June 30, 2021 from $49.2 million for the same period in 2020, in order to support the business throughout the pandemic and as it re-ramps. SGA was 15% of revenue for the three months ended June 30, 2021, compared to 17% for the same period in 2020 due to the lower revenue base in 2020.
Amortization of Intangible Assets. Amortization expense on intangible assets was $7.5 million for the three months ended June 30, 2021, a decrease from $7.9 million for the three months ended June 30, 2020, due to decreases from certain intangible assets becoming fully amortized during the period, partially offset by increases from the acquisitions completed in 2020 and 2021.
Income from Operations. Income from operations increased by $25.9 million, or 319%, to $34.0 million for the three months ended June 30, 2021 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020		Change 2021 vs 2020

	(In thousands, except percentages)
Full-service center-based child care	$4,062	1.2%	$(71,842)	(52.3)%	$75,904	105.7%
Back-up care	24,769	30.4%	75,121	55.3%	(50,352)	(67.0)%
Educational advisory and other services	5,181	20.3%	4,835	23.5%	346	7.2%
Income from operations	$34,012	7.7%	$8,114	2.8%	$25,898	319.2%
The increase in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $75.9 million, or 106%, in the three months ended June 30, 2021 when compared to the same period in 2020 primarily due to increases in tuition revenue from enrollment growth in our open centers and the re-opening of temporarily closed centers, as well as contributions from government support programs that reduced certain operating expenses by $7.4 million during the quarter. Income from operations for the three months ended June 30, 2020 included contributions from government support programs of $39.6 million, which were partially offset by impairment costs of $11.9 million and center closure costs of $4.4 million.
•Income from operations for the back-up care segment decreased $50.4 million, or 67%, in the three months ended June 30, 2021 when compared to the same period in 2020, as the second quarter of 2020 benefited from increased demand during the early stages of the pandemic.
•Income from operations for the educational advisory and other services segment increased $0.3 million, or 7%, in the three months ended June 30, 2021 when compared to the same period in 2020 due to contributions from the expanding revenue base.
Net Interest Expense. Net interest expense was $9.6 million for the three months ended June 30, 2021, which is relatively consistent with interest expense of $9.1 million for the same period in 2020. Including the effects of the interest rate swap arrangements, the weighted average interest rates for the term loan and revolving credit facility were 3.1% for both the three months ended June 30, 2021 and 2020. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 3.0% for the remainder of 2021.

Income Tax Expense (Benefit). We recorded income tax expense of $5.6 million during the three months ended June 30, 2021, at an effective income tax rate of 23%, compared to an income tax benefit of $1.4 million during the three months ended June 30, 2020, at an effective income tax rate of (135)%. The difference between the effective income tax rate as compared to the statutory income tax rate was primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which had a more significant impact to the effective tax rate for 2020 due to the lower income before income tax. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the three months ended June 30, 2021 and 2020, the excess tax benefits reduced income tax expense by $1.2 million and $1.7 million, respectively. The effective income tax rate prior to the inclusion of the excess tax benefits from stock-based compensation and other discrete items was approximately 28% and 29% for the three months ended June 30, 2021 and 2020, respectively.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $7.9 million, or 13%, and $6.8 million, or 25%, respectively, for the three months ended June 30, 2021 over the comparable period in 2020 primarily as a result of the increase in gross profit in the full service center-based child care segment, partially offset by reduced contributions in the back-up care segment.
Adjusted Net Income. Adjusted net income increased $3.4 million, or 13%, for the three months ended June 30, 2021 when compared to the same period in 2020, primarily due to the increase in income from operations, partially offset by a higher effective tax rate.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Revenue. Revenue increased $32.2 million, or 4%, to $832.3 million for the six months ended June 30, 2021 from $800.1 million for the same period in 2020. The following table summarizes the revenue and percentage of total revenue for each of our segments for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020		Change 2021 vs 2020

	(In thousands, except percentages)
Full-service center-based child care	$624,746	75.0%	$548,697	68.5%	$76,049	13.9%
Tuition	548,317	87.8%	449,713	82.0%	98,604	21.9%
Management fees and operating subsidies	76,429	12.2%	98,984	18.0%	(22,555)	(22.8)%
Back-up care	157,839	19.0%	210,071	26.3%	(52,232)	(24.9)%
Educational advisory and other services	49,733	6.0%	41,327	5.2%	8,406	20.3%
Total revenue	$832,318	100.0%	$800,095	100.0%	$32,223	4.0%
Revenue generated by the full service center-based child care segment in the six months ended June 30, 2021 increased by $76.0 million, or 14%, when compared to the same period in 2020. Revenue growth in this segment was attributable to enrollment increases in our open centers and the continued re-opening of our temporarily closed centers. Tuition revenue increased by $98.6 million, or 22%, when compared to the prior year, on a 13% increase in enrollment. As noted above, while enrollment in our child care centers has improved, we remain in the re-ramp phase and enrollment remains below pre-COVID-19 levels. We expect recovery to continue throughout 2021. Higher foreign currency exchange rates for our United Kingdom and Netherlands operations also contributed to our revenue growth, which increased 2021 tuition revenue by approximately 3%, or $15.0 million. Management fees and operating subsidies from employer sponsors decreased $22.6 million, or 23%, due to reduced operating subsidies received to support center operations in connection with the increase in tuition revenue.
Revenue generated by back-up care services in the six months ended June 30, 2021 decreased by $52.2 million, or 25%, when compared to the same period in 2020. While we had gains from expanded sales to new clients, increased utilization from existing clients, and increases in traditional in-center and in-home use in the 2021 year to date period, back-up care revenue decreased compared to the prior year as the second quarter in 2020 benefited from significant demand for back-up care services (primarily for self-sourced reimbursed care) during the early stages of the pandemic when other care alternatives were not available. As noted above, traditional in-center and in-home use continues to ramp, and, although usage remains below pre-COVID-19 levels, we expect continued recovery throughout 2021.
Revenue generated by educational advisory and other services in the six months ended June 30, 2021 increased by $8.4 million, or 20%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to contributions from sales to new clients and increased utilization from existing clients. An acquisition completed in 2020 contributed $4.3 million to the growth of this segment in 2021.

Cost of Services. Cost of services increased $19.0 million, or 3%, to $645.0 million for the six months ended June 30, 2021 from $626.0 million for the same period in 2020.
Cost of services in the full service center-based child care segment increased $20.2 million, or 4%, to $541.7 million in the six months ended June 30, 2021 when compared to the same period in 2020. The increase in cost of services was primarily associated with the revenue increase. Funding from government support programs reduced certain operating expenses by $17.0 million in 2021. Cost of services in 2020 included a reduction in certain payroll and operating expenses of $39.6 million from funding received from government support programs, partially offset by impairment costs of $16.9 million and center closure costs of $4.4 million that did not occur in 2021.
Cost of services in the back-up care segment decreased $4.6 million, or 5%, to $78.8 million in the six months ended June 30, 2021, when compared to the prior year. Cost of services for the six months ended June 30, 2020 included impairment costs of $2.1 million related to an equity investment. After taking these charges into account, cost of services decreased $2.5 million, or 3%, in the six months ended June 30, 2021, associated with the revenue decrease, partially offset by the effects of a change in the revenue mix, with the return to higher levels of traditional in-center and in-home care in the current period compared to more significant self-sourced reimbursed care in the prior year period. The increase in traditional utilization levels over the prior year generated increased care provider fees in the six months ended June 30, 2021, and we continue to invest in personnel, marketing and technology to support our customer user experience and service delivery.
Cost of services in the educational advisory and other services segment increased by $3.4 million, or 16%, to $24.5 million in the six months ended June 30, 2021 due to personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased $13.2 million, or 8%, to $187.3 million for the six months ended June 30, 2021 from $174.1 million for the same period in 2020. Gross profit margin was 23% of revenue for the six months ended June 30, 2021, an increase of approximately 1% from the six months ended June 30, 2020. The increase was primarily due to improved margins in the full service center-based child care segment from enrollment increases at open centers and from the re-opening of temporarily closed child care centers, partially offset by reduced contributions from our back-up care services as a result of the decrease in self-sourced reimbursed care.
Selling, General and Administrative Expenses. SGA increased $18.0 million, or 17%, to $124.6 million for the six months ended June 30, 2021 from $106.6 million for the same period in 2020, in order to support the business throughout the pandemic and as it re-ramps. SGA was 15% of revenue for the six months ended June 30, 2021, compared to 13% for the same period in 2020.
Amortization of Intangible Assets. Amortization expense on intangible assets was $15.1 million for the six months ended June 30, 2021, a decrease from $16.1 million for the six months ended June 30, 2020 due to decreases from certain intangible assets becoming fully amortized during the period, partially offset by increases from the acquisitions completed in 2020 and 2021.
Income from Operations. Income from operations decreased by $3.7 million, or 7%, to $47.7 million for the six months ended June 30, 2021 when compared to the same period in 2020. The following table summarizes income from operations and percentage of revenue for each of our segments for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020		Change 2021 vs 2020

	(In thousands, except percentages)
Full-service center-based child care	$(13,905)	(2.2)%	$(55,095)	(10.0)%	$41,190	74.8%
Back-up care	51,959	32.9%	97,360	46.3%	(45,401)	(46.6)%
Educational advisory and other services	9,666	19.4%	9,130	22.1%	536	5.9%
Income from operations	$47,720	5.7%	$51,395	6.4%	$(3,675)	(7.2)%
The decrease in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $41.2 million, or 75%, in the six months ended June 30, 2021 when compared to the same period in 2020 primarily due to increases in tuition revenue from enrollment growth in our open centers and the re-opening of temporarily closed centers, as well as contributions from government support programs that reduced certain payroll and operating expenses by $17.0 million in 2021. Income from operations for the six months ended June 30, 2020, included contributions from government support programs of $39.6 million, which were partially offset by impairment costs of $16.9 million and center closure costs of $4.4 million.

•Income from operations for the back-up care segment decreased $45.4 million, or 47%, in the six months ended June 30, 2021 when compared to the same period in 2020, as the second quarter of 2020 benefited from increased demand during the early stages of the pandemic.
•Income from operations for the educational advisory and other services segment increased $0.5 million, or 6%, in the six months ended June 30, 2021 when compared to the same period in 2020 due to contributions from the expanding revenue base.
Net Interest Expense. Net interest expense decreased to $18.6 million for the six months ended June 30, 2021 from $19.3 million for the same period in 2020, due to decreased borrowings under our revolving credit facility as well as decreases in the interest rates applicable to our debt. Including the effects of the interest rate swap arrangements, the weighted average interest rates for the term loan and revolving credit facility were 3.1% and 3.3% for the six months ended June 30, 2021 and 2020, respectively.
Income Tax Expense. We recorded income tax expense of $3.2 million for the six months ended June 30, 2021 at an effective income tax rate of 11%, compared to income tax expense of $1.0 million during the six months ended June 30, 2020, at an effective income tax rate of 3%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the six months ended June 30, 2021 and 2020 the excess tax benefit decreased income tax expense by $5.1 million and $8.6 million, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. The effective income tax rate would have approximated 28% and 29% for the six months ended June 30, 2021 and 2020, respectively, prior to the inclusion of the excess tax benefit from stock-based compensation and other discrete items.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations decreased $27.2 million, or 19%, and $28.4 million, or 37%, respectively, for the six months ended June 30, 2021 over the comparable period in 2020 primarily as a result of the decrease in gross profit in the back-up care segment, partially offset by growth in full service center-based child care.
Adjusted Net Income. Adjusted net income decreased $26.4 million, or 38%, for the six months ended June 30, 2021 when compared to the same period in 2020, primarily due to the decrease in income from operations and a higher effective tax rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except share data)
Net income	$18,815	$359	$25,947	$31,091
Interest expense — net	9,580	9,129	18,596	19,335
Income tax expense (benefit)	5,617	(1,374)	3,177	969
Depreciation	20,598	19,784	40,340	39,796
Amortization of intangible assets (a)	7,512	7,875	15,052	16,084
EBITDA	62,122	35,773	103,112	107,275
Additional adjustments:
COVID-19 related costs (b)	—	18,436	—	23,406
Stock-based compensation expense (c)	5,829	5,155	11,135	9,438
Other costs (d)	—	661	—	1,364
Total adjustments	5,829	24,252	11,135	34,208
Adjusted EBITDA	$67,951	$60,025	$114,247	$141,483

Income from operations	$34,012	$8,114	$47,720	$51,395
COVID-19 related costs (b)	—	18,436	—	23,406
Other costs (d)	—	661	—	1,364
Adjusted income from operations	$34,012	$27,211	$47,720	$76,165

Net income	$18,815	$359	$25,947	$31,091
Income tax expense (benefit)	5,617	(1,374)	3,177	969
Income (loss) before income tax	24,432	(1,015)	29,124	32,060
Amortization of intangible assets (a)	7,512	7,875	15,052	16,084
COVID-19 related costs (b)	—	18,436	—	23,406
Stock-based compensation expense (c)	5,829	5,155	11,135	9,438
Other costs (d)	—	661	—	1,364
Adjusted income before income tax	37,773	31,112	55,311	82,352
Adjusted income tax expense (e)	(7,932)	(4,667)	(11,615)	(12,261)
Adjusted net income	$29,841	$26,445	$43,696	$70,091

Weighted average common shares outstanding — diluted	61,106,792	60,266,102	61,216,383	59,572,444
Diluted adjusted earnings per common share	$0.49	$0.44	$0.71	$1.18
(a)Represents amortization of intangible assets, including quarterly amortization expense of $5.0 million associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)COVID-19 related costs in 2020 represent impairment costs for investments and long-lived assets as a result of center closures and decreases in the fair values for certain centers that were open or temporarily closed, and other costs incurred as a result of the impact of COVID-19 on our operations and related management actions. For the three months ended June 30, 2020, impairment costs totaled $14.0 million, of which $11.9 million related to the full service center-based child care segment and $2.1 million related to the back-up care segment, and for the six months ended June 30, 2020, impairment costs totaled $19.0 million, of which $16.9 million related to the full service center-based child care segment, and $2.1 million related to the back-up care segment. Other COVID-19 related costs totaled $4.4 million for the three and six months ended June 30, 2020, and were primarily associated with the closure of centers, including severance and facilities costs.

(c)Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(d)Other costs in 2020 relate to occupancy costs incurred for our new corporate headquarters during the construction period, which represented duplicative office costs while we also continued to carry the costs for our previous corporate headquarters.
(e)Represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 21% and 15% for 2021 and 2020, respectively. The tax rate for 2021 represents a tax rate of approximately 27% applied to the expected adjusted income before income tax, less the estimated effect of excess tax benefits related to equity transactions. However, the jurisdictional mix of the expected adjusted income before income tax for the full year, and the timing and volume of the tax benefits associated with such future equity activity will affect these estimates and the estimated effective tax rate for the year.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, stock-based compensation expense, impairment costs and other costs incurred due to the impact of COVID-19, including center closing costs, and duplicative corporate office costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by (used in) operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We understand that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory and other services, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations and borrowings available under our revolving credit facility. We had $418.6 million in cash ($429.1 million including restricted cash) at June 30, 2021, of which $54.3 million was held in foreign jurisdictions, compared to $384.3 million in cash ($388.5 million including restricted cash) at December 31, 2020, of which $43.6 million was held in foreign jurisdictions. Operations outside of North America accounted for 27% and 21% of our consolidated revenue in the six months ended June 30, 2021 and 2020, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the six months ended June 30, 2021 and 2020, and we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2021.
On April 21, 2020, we completed the issuance and sale of 2,138,580 shares of common stock to Durable Capital Master Fund LP at a price of $116.90 per share. We raised net proceeds from the offering of $249.8 million, which further strengthened our liquidity and financial position and increased our cash and cash equivalents.
Our revolving credit facility is part of our senior secured credit facilities, which consist of a secured term loan facility and a $400 million revolving credit facility. There were no borrowings outstanding on our revolving credit facility at June 30, 2021 and December 31, 2020.
We had working capital of $89.9 million and $93.4 million at June 30, 2021 and December 31, 2020, respectively. We anticipate that our cash flows from operating activities will continue to be impacted while our re-opened centers ramp enrollment and while certain centers remain temporarily closed. During this re-enrollment and re-opening phase, cash flows from operating activities will be supplemented with our existing cash, as well as borrowings available under our revolving credit facility, as needed. As we focus on the re-enrollment and ramping of re-opened centers, as well as re-opening our remaining temporarily closed centers, we will continue to prioritize investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt.
We have participated in certain government support programs, including certain tax deferrals and tax credits allowed pursuant to the CARES Act and the CAA in the United States, as well as certain tax deferrals, tax credits, and employee wage support in the United Kingdom, and may continue to do so in the future. During the six months ended June 30, 2021 and 2020, $17.0 million and $39.6 million, respectively, was recorded as a reduction to cost of services in relation to these benefits. As of June 30, 2021 and December 31, 2020, $10.9 million and $8.4 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts receivable from government support programs. Additionally, the Company had payroll tax deferrals totaling $20.4 million as of June 30, 2021 and December 31, 2020, of which $10.2 million was included in accounts payable and accrued expenses and $10.2 million was included in other long-term liabilities. There is no assurance that these government support programs will continue in the future at current levels, or at all.
In response to the broad effects of COVID-19, we have re-negotiated certain payment terms with lessors to mitigate the impact on our financial position and operations. As of June 30, 2021 and December 31, 2020, we had $2.0 million and $7.7 million, respectively, in lease payment deferrals of which the majority are payable over the next year.
The board of directors authorized a share repurchase program of up to $300 million of our outstanding common stock, effective June 12, 2018. During the six months ended June 30, 2021, we repurchased 0.5 million shares for $70.3 million, and $124.5 million remained available under the repurchase program. During the six months ended June 30, 2020, we repurchased 0.2 million shares for $32.2 million. All repurchased shares have been retired.
We believe that funds provided by operations, our existing cash balances, and borrowings available under our revolving credit facility will be adequate to fund all obligations and liquidity requirements for at least the next twelve months. However, prolonged disruptions to our operations, including as a result of periodically reinstated lockdowns, required school, child care and business closures and restrictions, and government mandates in response to the COVID-19 pandemic, may require financing beyond our existing cash and borrowing capacity, and it may be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, if at all.

Cash Flows	Six Months Ended June 30,
	2021	2020

	(In thousands)
Net cash provided by operating activities	$135,725	$51,260
Net cash used in investing activities	$(37,656)	$(28,275)
Net cash provided by (used in) financing activities	$(56,740)	$221,470
Cash, cash equivalents and restricted cash — beginning of period	$388,465	$31,192
Cash, cash equivalents and restricted cash — end of period	$429,119	$274,739
Cash Provided by Operating Activities
Cash provided by operating activities was $135.7 million for the six months ended June 30, 2021, compared to $51.3 million for the same period in 2020. The increase in cash provided by operating activities primarily resulted from changes in working capital arising from the timing of billings and payments when compared to the prior year, including improved timing of collections, and increases associated with growth in the full service center-based child care segment and the related increase in tuition fees collected in advance as children re-enroll at our centers. The increase in cash provided by operating activities was partially offset by the $5.1 million and $11.1 million decrease in net income and non-cash items, respectively, from the prior year.
Cash Used in Investing Activities
Cash used in investing activities was $37.7 million for the six months ended June 30, 2021, compared to $28.3 million for the same period in 2020, and was related to fixed asset additions, acquisitions, and other investments. The increase in cash used in investing activities was primarily related to acquisitions, as we used $9.1 million for the acquisition of two centers as well as a camp and back-up care provider, and to a lesser extent, settlements of prior year acquisitions in the six months ended June 30, 2021, compared to $4.4 million used for acquisitions in the prior year. During the six months ended June 30, 2021, we invested $34.0 million in fixed asset purchases for new child care centers, and maintenance and refurbishments in our existing centers, which was broadly consistent with the $32.4 million investment in the prior year. Proceeds from the sale of fixed assets were $5.5 million in the six months ended June 30, 2021 compared to $7.4 million in the prior year.
Cash Provided by (Used in) Financing Activities
Cash used in financing activities was $56.7 million for the six months ended June 30, 2021 compared to cash provided by financing activities of $221.5 million for the same period in 2020. The change in financing activities was primarily related to capital raised in the six months ended June 30, 2020 of $249.9 million from the issuance and sale of common stock and an increase in share repurchases, which were $70.3 million in the six months ended June 30, 2021 compared to $32.7 million in the prior year.
Debt
Our senior secured credit facilities consist of a secured term loan facility and a $400 million multi-currency revolving credit facility. The term loan matures on November 7, 2023 and requires quarterly principal payments of $2.7 million, with the remaining principal balance due on November 7, 2023.
Outstanding term loan borrowings were as follows:

	June 30, 2021	December 31, 2020

	(In thousands)
Term loan	$1,029,313	$1,034,688
Deferred financing costs and original issue discount	(3,130)	(3,801)
Total debt	1,026,183	1,030,887
Less current maturities	(10,750)	(10,750)
Long-term debt	$1,015,433	$1,020,137
On May 26, 2021, the Company amended its existing senior credit facilities to, among other changes, extend the revolving credit facility maturity date from July 31, 2022 to May 26, 2026 (subject to a springing maturity to August 8, 2023 if more than $25 million of the term loans have not been repaid, refinanced or extended), and reduce the interest rates applicable to borrowings outstanding on the revolving credit facility. There were no borrowings outstanding on the revolving credit facility at June 30, 2021 and December 31, 2020, with $400 million available for borrowing.

In April and May 2020, we amended our existing senior credit facilities to, among other things, increase the borrowing capacity of our revolving credit facility from $225 million to $400 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants.
Borrowings under the credit agreement are subject to variable interest. We mitigate our interest rate exposure with variable-to-fixed interest rate swap agreements with an underlying fixed notional value of $500 million, designated and accounted for as cash flow hedges from inception, that are scheduled to mature on October 31, 2021. The weighted average interest rate for the term loan was 3.06% and 3.31% for the six months ended June 30, 2021 and 2020, respectively, including the impact of the interest rate swap agreements. We have interest rate cap agreements with a total notional value of $800 million, designated and accounted for as cash flow hedges from inception, that provide us with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have a forward starting effective date of October 29, 2021, which coincides with the maturity of our existing interest rate swap agreements, and expire on October 31, 2023.
The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a quarterly maintenance based financial covenant. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at June 30, 2021. Refer to Note 6, Credit Arrangements and Debt Obligations, in our condensed consolidated financial statements for additional information on our debt and credit arrangements, and covenant requirements.
Off-Balance Sheet Arrangements
As of June 30, 2021, we had no off-balance sheet arrangements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding purchases of our common stock during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1) (d)

April 1, 2021 to April 30, 2021	—	$—	—	$194,850
May 1, 2021 to May 31, 2021	395,000	$135.62	395,000	$141,280
June 1, 2021 to June 30, 2021	120,000	$139.71	120,000	$124,515
	515,000		515,000
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
10.1
Sixth Amendment to Credit Agreement, dated as of May 26, 2021, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., the Loan Parties as parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and L/C issuer, and each Refinancing Revolver Lender as parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 26, 2021).

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	August 6, 2021	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)