Form 10-K
period 2021-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2022-02-25
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from              to
Commission File Number 001-35780

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0188269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 Wells Avenue
Newton,	Massachusetts	02459
(Address of principal executive offices)		(Zip code)
Registrant’s telephone number, including area code: (617) 673-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	BFAM	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of the last business day of the registrant's most recently completed second quarter, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2021, was approximately $8.9 billion.
As of February 14, 2022, there were 59,281,302 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, the industries in which we and our partners operate, the impact of COVID-19 and its variants on our near term and long term operations, our expectations around the timing to re-open remaining closed centers, center closures and new center openings, the continued operation of currently open centers, timing to enroll and ramp centers and back-up care services, enrollment and overall recovery, timing for revenue improvement, our cost management and cost-saving initiatives, labor costs and labor market, impact of government mandates/restrictions, continued performance and contributions from our back-up care segment, improvement in traditional in-center back-up care use and expansion of back-up care solutions, access to and impact of government support programs, impact of vaccine mandates, our growth in services, changing industry, geographic, labor, workforce and demographic trends, market share and leadership position, performance and growth factors, demand for services and changing needs of clients and customers, quality of our service offerings, our value proposition, seasonality, competitive strengths and differentiators, client concessions, client retention rate and satisfaction, health and safety protocols and proposition, growth strategies, opportunities for expansion, acquisitions and integration, investments, including in technology, marketing and personnel, utilization rates, marketing strategies, cross-selling opportunities, marketing initiatives and brand awareness, impact of our human capital and DE&I initiatives, intellectual property, legal and regulatory compliance, employee and labor relationships, ability to attract new clients, our geographic reach, our debt and indebtedness and covenants, ability to obtain financing, ability to attract key employees, dividend policy, impact of the macroeconomic environment and general economic conditions (including the ongoing impact of the COVID-19 pandemic), our properties and facilities, accreditation and quality standards, outcome of litigation and legal matters and proceedings, future interest payments, interest rates and hedge agreements, amortization expense, goodwill estimates, cash flow and use of cash, operating and capital expenditures, cash from operations, fixed asset expenditures, foreign exchange rates, tax rates and estimates, tax audits and settlements, tax benefits and equity transactions, credit risk, critical accounting policies and estimates, impact of new accounting pronouncements, share repurchases, and insurance and worker’s compensation claims.
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

PART I
Item 1. Business
Our Company
For 35 years, Bright Horizons has been a champion for working families — designing and delivering innovative education and care solutions. We are a leading provider of high-quality early education and child care, family care solutions, and workforce education services that are designed to help working families and client employees thrive personally and professionally. We provide services primarily under multi-year contracts with employers who offer early education and child care, back-up care, and educational advisory and other services as part of their employee benefits packages. These benefits help employers support their employees across life and career stages and to improve recruitment, employee engagement, productivity, retention, and career advancement. We are committed to providing the highest quality of education, care and service across all of our offerings.
We are organized in three reportable segments, which are aligned with our service offerings as follows:
•full service center-based child care (approximately 74% and 68% of our revenue in 2021 and 2020, respectively);
•back-up care (approximately 20% and 26% of our revenue in 2021 and 2020, respectively); and
•educational advisory and other services (approximately 6% of our revenue in 2021 and 2020).
As of December 31, 2021, we had more than 1,350 client relationships with employers across a diverse array of industries, including more than 200 Fortune 500 companies and more than 80 of Working Mother magazine’s 2021 “100 Best Companies.” As of December 31, 2021, we operated 1,014 early education and child care centers with the capacity to serve approximately 114,000 children and their families in the United States, the United Kingdom, the Netherlands, and India.
Our History
Guided by our HEART principles — Honesty, Excellence, Accountability, Respect, and Teamwork — we have operated early education and child care centers for employers and working parents since 1986. In 1998, we transformed our organization through the merger of Bright Horizons, Inc. and Corporate Family Solutions, Inc., both then Nasdaq-listed companies that were founded in 1986 and 1987, respectively. We were listed on Nasdaq from 1998 to May 2008 when we were acquired by investment funds affiliated with Bain Capital Partners LLC (referred to as our “going private transaction”). On January 30, 2013, we completed our initial public offering, and our common stock became listed on the New York Stock Exchange (“NYSE”) under the symbol “BFAM.”
Throughout our history, we have continued to grow while investing in our future. We have extended our international footprint to become a leading provider in the center-based child care market in the United Kingdom and have expanded into the Netherlands and India as a platform for further international expansion. In the United States, we have grown our partnerships with employer clients by expanding and enhancing our back-up care family supports, including the addition of elder care, virtual tutoring and school-age camps; by developing and growing our educational advisory services; and by adding to our other services by acquiring the Sittercity business. We continue to invest in new technologies to better support our full suite of services as well as enhance our customers’ user experience, and we have increased our digital marketing efforts with additional focus on driving use of our services and maximizing enrollment in centers.

COVID-19 Pandemic
Since March 2020, our global operations have been significantly impacted by the ongoing COVID-19 pandemic and the measures undertaken to prevent its spread. During the early stages of the pandemic, most of our child care centers were temporarily closed. We responded by focusing on health and safety, supporting clients and their essential frontline workers and pivoting to expand back-up care solutions for clients and employees to meet the surge in need and demand. While nearly all of our centers have subsequently re-opened, we continue to be impacted by the ongoing effects of COVID-19, including the resurgence of infections and variants of the virus, which impacted enrollment growth, as well as the challenges of managing precautionary and preventative measures such as vaccination and masks mandates, virus exposures affecting our staff and families who attend our centers, and disrupted staff availability. We have and will continue to monitor and respond to the changing conditions, challenges and disruptions resulting from the COVID-19 pandemic, including labor constraints affecting the early education and child care industry, as well as the changing needs of clients, families and children. We do this while remaining focused on our strategic priorities to deliver high quality education and care services, connect across our service lines, extend our impact on new customers and clients, and preserve our strong culture. Delays in client and business return-to-office, changing workplace trends, and increased competition for labor, particularly for teaching staff, may temporarily slow our overall recovery and impact enrollment. It remains difficult to predict the full impact of the pandemic, but we remain committed to families, clients and our employees. In 2022, we continue to focus on growing enrollment in our centers and expanding the delivery of back-up use across our network of providers.
Industry Overview and Trends
We compete in the global market for early education and child care services as well as the market for workforce education services offered by clients as benefits to their employees.
The child care industry generally can be divided into center-based and home-based child care. Our full service segment operates in the center-based market, which is highly fragmented. The center-based child care market includes both retail and employer-sponsored centers. The employer-sponsored model has always been central to our business and is characterized by a single employer or consortium of employers entering into a long-term contract for the provision of child care at a center located at or near the employer sponsor’s worksite. We believe we are one of the largest high quality providers of employer sponsored child care.
Additionally, we operate in the growing market for back-up care, which primarily consists of center-based back-up care, in-home care, and self-sourced reimbursed care. We also operate in the expanding market of educational advisory services, which consists of workforce education, tuition assistance, student loan repayment and related educational advising, as well as college admissions and college financial advisory services. We believe we are one of the largest and highest quality providers of back-up care and educational advisory services.
We believe that the following key factors contribute to growth in the markets for employer-sponsored child care, back-up care, and educational advisory services.
Recognized Return on Investment to Employers
We believe employers across industries are looking at child care solutions to enhance their employee value proposition, including on-site child care and other dependent care solutions. We believe employers are looking to deploy creative solutions to address labor challenges and as part of an overall recruitment and retention strategy to attract their workforce back to the office and keeping them engaged onsite. Our broad suite of solutions position us well to assist employers with these strategies.
Studies conducted through our workforce consulting practice indicate that employer sponsors of center-based child care and back-up care services realize strong returns on their investments, particularly in terms of reduced turnover and increased productivity. We estimate that users of our back-up care services have been able to work an average additional six days annually that they otherwise would have missed due to breakdowns in child care arrangements. Additionally, according to a 2021 survey of our families, 89% of parents reported enhanced productivity as a result of their employer offering back-up care, and 87% of employees reported their back-up care benefit makes them more committed to their employer. In particular, our ability to continue to deliver a variety of child care support services and solutions to meet the needs of children and families during the pandemic demonstrated the value and importance of our services to our client partners, including the role our services played in ensuring those partners could continue to deliver on their own business priorities. We believe that this return on investment for employers, demonstrated across our full suite of solutions, will result in additional growth in employer-sponsored center-based child care, back-up care and educational advisory services.

Evolving Workforce
We believe the labor challenges brought on by the pandemic have heightened employers’ sensitivity to their employee value proposition, and Bright Horizons' services can be a significant element of their strategy. We also believe there is elevated focus and emphasis on recruitment and retention by employers, as well as on the continued education, training and up-skilling of the existing workforce. Due to the evolution and introduction of new technologies, as well as increased competition for talent, employers are focused on the needs of their employees. We believe that the modern worker values efforts by employers to support employees across life and career stages that help them thrive in the workplace. As automation, digital transformation, and other advances change nearly every facet of the labor market, there is an increased need for continued education and up-skilling of the existing workforce.
We believe these growing needs and changing trends, coupled with increased competition for talent, will encourage employers to invest in solutions and supports that enable workers to realize their full professional potential, including investments in center-based early education and child care, back-up care and educational advisory services as a means to meet their strategic goals and bolster employee engagement, recruitment, and retention. We believe our broad suite of solutions across early education and child care, back-up care and educational advisory services well position Bright Horizons to be a provider of choice for employers looking to deploy creative solutions to support their employees.
Increasing Participation of Working Parents in the Workforce
A significant percentage of parents currently participate in the workforce, making child care services and family supports critical to employers and the overall health of the economy. While the COVID-19 pandemic impacted the workforce by temporarily reducing the number of working parents and shifting from traditional office environments to working remotely, we believe workforce participation levels will return to pre-COVID levels in the future, and the demand for child care supports for working parents will likewise increase. In 2021, women working full-time comprised approximately 50% of the workforce in the U.S., according to the Bureau of Labor Statistics. Additionally, in 2020, 66% of mothers with children under the age of 6 participated in the workforce in the U.S., and more than 55% of two-parent households comprised dual career earners. Despite workforce demographic shifts because of COVID-19, we believe that the number of working mothers, single and dual working parent families will return to pre-COVID-19 trends over time, resulting in an increasing need for child and dependent care, as well as other workplace solutions that support employees at each life and career stage.
Growing Demand for High-Quality Center-Based Early Education and Child Care Services
We believe that recognition of the importance of early education and consistent quality child care has led to increased interest in higher-quality center-based early education and child care. There is continued focus on the establishment of objective, standards-based methods of defining and measuring the quality of child care, such as accreditation. We believe robust health and safety protocols and the social, educational and other developmental opportunities presented by center-based care are important factors for families when determining the preferred care options for their children. In accordance with a 2019 study conducted by the National Center for Education Statistics, more than 60% of families sought center-based care. In a highly fragmented market comprised largely of center operators lacking scale, we believe clients and families will favor larger industry participants with greater resources to consistently achieve the high quality standards and needs of clients and families. Additionally, child care center closures brought on by the pandemic have resulted in a decrease in overall available capacity, further contributing to supply/demand imbalance. We also believe that the increasing emphasis on the importance of early education and child care and ongoing efforts to make child care affordable and available for working families, will contribute to further growth in the global early education and child care market as well as the developing markets for back-up care and educational advisory services.
Diversity, Equity and Inclusion
We are in the unique position of educating the next generation, and with that responsibility comes the opportunity to make a difference by modeling for children and families an environment that is open, curious, and genuinely interested in what is different. Our curriculum and teacher training program are designed to support inclusive classrooms and create culturally authentic learning environments that celebrate and explore all cultures and experiences. We are also exploring with clients how our services support their diversity, equity and inclusion objectives, particularly in workforce education. We believe that our workforce education offerings, along with back-up care and early education, can be a vital element of an employer’s diversity, equity and inclusion strategy. Our services not only help employers attract and retain employees from different backgrounds, but more important, can also help to propel the career growth and development of employees who historically have had less access to higher education.
Our Competitive Strengths
We believe we are a provider, partner and employer of choice because of our dedication to providing high-quality solutions to those we serve.

Market Leading Service Provider
We believe we are a leader in employer-sponsored center-based child care, back-up care, and educational advisory services, and that the breadth, depth and quality of our service offerings — developed over a successful 35 year history — represent significant competitive advantages. We estimate we have approximately six times more employer-sponsored centers in the United States than our closest competitor. We believe the broad geographic reach of our early education and child care centers and workplace solutions, with targeted clusters of centers in areas where we believe demand is generally higher and where income demographics are attractive, provides us with a competitive platform to market our suite of services to new and existing clients.
Our business is anchored in our commitment to consistently provide high-quality service offerings to employers and families. We have designed our child care centers to meet or exceed applicable accreditation and rating standards in all of our key markets, including standards set in the United States by the National Academy of Early Childhood Programs, a division of the National Association for the Education of Young Children (NAEYC), and in the United Kingdom by the Office of Standards in Education, Children’s Services and Skills (OFSTED). We believe our commitment to achieving accreditation standards offers a competitive advantage in attracting and retaining families and in securing employer sponsorship opportunities as an increasing number of potential and existing employer clients require or expect adherence to accreditation criteria.
Our proprietary curriculum and educational practices are informed by the science of early learning and research on childhood development. Our resources and training programs guide teachers as they transform this research into practice through high-quality learning experiences and evidence-based instructional practices. We also believe that low teacher-to-child ratios and small group sizes are critical factors in delivering our curriculum effectively as well as helping to facilitate more personalized care. Our programs provide teacher-to-child ratios and group sizes that meet or exceed licensing standards.
Dedicated to the highest quality services in every category in which we operate, our standards of quality also extend to our back-up care and educational advisory services, whether care is delivered in Bright Horizons child care centers, through the quality child care centers and in-home care providers participating in our proprietary back-up care network, or advising provided by our team of education experts. In addition to our annual client retention rate of approximately 95%, we have consistently achieved satisfaction ratings of approximately 97% among respondents in our parent satisfaction surveys, which is a testament to our ability to deliver on our commitment to quality.
Collaborative, Long-Term Relationships with Diverse Customer Base
We have more than 1,350 client relationships with employers across a diverse array of industries, including more than 200 of the Fortune 500 companies, with our largest client contributing 1% of our revenue in 2021 and our largest 10 clients representing approximately 8% of our revenue in the same year. Our business model emphasizes multi-year employer sponsorship contracts where our clients typically fund the development of new child care centers (which is typically owned or leased by the sponsor) at or near their worksites and frequently support the ongoing operations of these centers through operating subsidies.
Our multiple service points with both employers and employees give us unique insight into the corporate culture of our clients and enables us to identify and provide innovative and tailored solutions to address our clients’ specific and evolving needs. In addition to full service center-based child care, we provide access to a multi-national back-up care network and educational advisory support, allowing us to offer various combinations of services and solutions to best meet the needs of specific clients or specific locations for a single client across geographies and life and career stages. We believe our tailored, collaborative approach to employer-sponsored dependent care and educational advising has contributed to an annual client retention rate of approximately 95% for employer-sponsored centers over the past 10 years and has allowed us to cross-sell and expand our service offerings to existing clients.
Market Leading People Practices
Our ability to deliver consistently high-quality care, education and other services is directly related to our ability to attract, retain, motivate and develop our skilled workforce. We have consistently been named as a top employer by third-party sources in the United States, the United Kingdom and the Netherlands, including being named as one of the “100 Best Companies to Work For” by Fortune Magazine 20 times, as well as a great place to work in the United Kingdom and in the Netherlands by the Great Place to Work Institute. We have also been named one of the “Top Places to Work” by the Boston Globe 12 times and the Denver Post eight times.

We believe the education and experience of our center leaders and teachers exceed the industry average. In addition to ongoing in-center training, we have an in-house online training university that allows our employees to earn nationally-recognized child development credentials. Additionally, our Horizons Teacher Degree Program provides our early educators the ability to earn an associate and bachelor’s degree in early childhood education completely paid for by Bright Horizons with no out-of-pocket expenses to the employee. We believe this program is unique in our industry and will continue to distinguish us as an employer of choice while helping to retain and incent teachers to grow their careers at Bright Horizons. For more information about our market leading people practices, please see the subsection below entitled “Human Capital Management.”
Capital-Efficient Operating Model Provides Platform for Growth with Attractive Economics
We have a long history of proven financial results despite broader macro-economic fluctuations. With employer sponsors funding the majority of the capital required for new centers developed on their behalf, we have been able to grow our business with limited capital investment, which has contributed to strong cash flows from operations.
Proven Acquisition Track Record
We have an established acquisition team that pursues targets using a proven framework to effectively evaluate potential transactions with the goal of maximizing our return on investment while minimizing risk. Over the last ten years, we have completed the acquisition of approximately 400 child care centers in the United States, the United Kingdom and the Netherlands, as well as providers of back-up care services and educational advisory and other services in the United States and the United Kingdom, helping us expand our client base, enhance the scope and reach of our service offerings, broaden our technological capabilities, and offer new services. In 2021, we acquired 18 child care centers as well as a school-age camp provider.
Our Growth Strategy
We believe there are significant opportunities to continue to grow our business globally by executing on the following proven strategies.
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
•Cross-Sell and Expand Services to Existing Employer Clients.  We believe there is a significant opportunity to increase the number of our clients that use more than one of our services and to expand the services we provide to existing clients. Since going public in 2013, we have more than doubled the number of our clients who utilize more than one of our services to more than 400 clients as of December 31, 2021.
•Continue to Expand Through the Assumption of Management of Existing Sponsored Child Care Centers.  Periodically, we assume the management of existing centers from the incumbent management which enables us to develop new client relationships, typically with no capital investment and no purchase price payment.
Enable Continued Investments in Quality
We look for opportunities to invest in quality as a way to enhance our reputation and partnership with our clients, their employees, and the families we serve, such as enhanced curriculum and enrichment activities.  For parents and families, we offer timely webinar series and monthly podcasts that reflect current issues facing families, as well as share our curriculum with families at home through our online World at Home platform. By developing a strong reputation for high-quality services and facilities, we have been able to support price increases that have kept pace with our cost increases.
Increase Utilization at Existing Centers and Use of Back-up Care and Educational Advisory Services
We are continually looking to increase enrollment levels and utilization in our profit and loss centers in order to achieve continued growth and improved center economics. We look for opportunities to increase the use of our back-up care and educational advisory services, not only by growing client relationships, but also by driving use with existing clients. In 2021, we expanded our back-up care offerings to include virtual tutoring and broaden our school-age camp programs addressing education and care needs while extending the coverage of our services. We continue to invest in new technologies to better support our full suite of services and to enhance our customers’ user experience to help drive utilization. We have expanded our marketing efforts with additional focus on driving awareness and use of our services, with a focus on maximizing occupancy levels in centers where we can improve our economics with increased enrollment.

Selectively Add New Lease/Consortium Centers and Expand Through Acquisitions
We have typically added between 10 and 15 new lease/consortium centers (as more fully described below) annually in the years prior to COVID-19, focusing on urban or surrounding markets where demand is generally higher and where income demographics are generally more supportive of our high-quality centers. In addition, we have a long track record of successfully completing and integrating selective acquisitions across all business lines. The domestic and international markets for child care and other work and family support services remain highly fragmented, and we will continue to seek attractive opportunities both for center acquisitions and the acquisition of complementary service offerings.
Our Operations
Our services are designed to help families, employers, and their employees solve the challenges of the modern workforce across life and career stages. Our services are comprised of full service center-based child care, back-up care, and educational advisory and other services, which are also our reportable segments. Full service center-based child care includes traditional center-based early education and child care, preschool, and elementary education. Back-up care includes center-based back-up child care, in-home care for children and adult/elder dependents, school-age camps, virtual tutoring and self-sourced reimbursed care. Educational advisory and other services consist of tuition assistance and student loan repayment program administration, workforce education, related educational advising, college admissions advisory services, and Sittercity, an online marketplace for families and caregivers. The following table sets forth our segment results for the year ended December 31, 2021:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total
	(In thousands, except percentages)
Revenue	$1,297,208	$351,103	$106,996	$1,755,307
As a percentage of total revenue	74%	20%	6%	100%
Income (loss) from operations	$(8,431)	$115,173	$22,276	$129,018
As a percentage of total income from operations	(6)%	89%	17%	100%
Additional segment information is included in Note 17, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Full Service Center-Based Child Care Services
We provide full service center-based child care at centers located at or near an employer sponsor’s worksite, as well as convenient locations within the community. We operate our centers under two principal business models: a profit and loss (“P&L”) model and a cost-plus model.
Profit and Loss Model: Approximately 75% of our centers operate under the P&L model. Under this model, we retain the financial risk of operating the center and are therefore subject to variability in financial performance due to fluctuations in enrollment levels. The P&L model is further classified into two subcategories:
•Sponsor model: Under the sponsor model, we provide early education and child care on an exclusive or priority enrollment basis for the employees of an employer sponsor, and the employer sponsor generally retains responsibility for the development of the child care center (which is owned or leased by the sponsor), as well as pre-opening capital equipment and ongoing maintenance and repair. Arrangements with employer sponsors generally have initial terms ranging from three to ten years with varying terms, renewal and termination options.
•Lease model: Under the lease model, the child care center is typically located in an office building or office park in a property that we lease, and we provide early education and child care services to the employees of multiple employers, as well as to families in the surrounding community. We typically enter into leases with initial terms ranging from 10 to 15 years for these centers, often with renewal options.
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

Cost Plus Model: Approximately 25% of our centers operate under the cost-plus business model. Under this model, we receive a fee from the employer sponsor for managing and operating their center. Additionally, employer sponsors typically provide operating subsidies to support the ongoing provision of child care services to their employees if center operating costs exceed revenue from tuition paid by parents. The employer sponsor typically retains responsibility for the development of the child care center (which is owned or leased by the sponsor), as well as pre-opening capital equipment and ongoing maintenance and repair, and the center is profitable from the outset. Our cost-plus contracts typically have initial terms ranging from three to five years with varying terms, renewal and termination options.
Under all model types, we retain responsibility for all aspects of operating the child care center, including hiring and paying employees, ongoing training, curriculum, contracting with vendors, purchasing supplies, and collecting tuition.
Tuition paid by families generally represents approximately 90% of the revenue generated by this segment and is determined based on the age and developmental level of the child, the child’s attendance schedule (full-time or part-time), the geographic location, and the extent to which an employer sponsor subsidizes tuition. Based on a sample of approximately 360 of our early education and child care centers in the United States, the current average tuition at our centers is $2,200 per month for infants (typically ages 3 to 16 months), $2,050 per month for toddlers (typically ages 16 months to 3 years) and $1,750 per month for preschoolers (typically ages 3 to 5 years). Tuition at most of our early education and child care centers is payable in advance and is typically due monthly.
Historically, annual revenue per center typically averages between $1.6 million and $2.1 million at our centers in North America and averages between $1.2 million and $1.3 million at our centers in Europe, which is primarily driven by the size and capacity of centers. Our North American early education and child care centers have an average capacity of 128 children per location, while our centers in Europe have an average capacity of 84 children per location. Gross margin at our centers typically averages between 20% and 25%, with our cost-plus model centers typically at the lower end of that range and our lease centers at the higher end. In 2021, as our center operations continue to recover and manage the disruptions caused by COVID-19, annual revenue per center averaged approximately $1.3 million in both North America and Europe, which in turn contributed to a contraction in gross margins to approximately 14% for the year.
Cost of services consists of direct expenses associated with the operation of early education and child care centers and is primarily comprised of personnel salaries and benefits, food costs, program supplies and materials, parent marketing and facilities costs, which include occupancy costs and depreciation. Personnel costs are the largest component of a center’s operating costs and comprise approximately 70% of a center’s operating expenses. In a P&L model center, we are often responsible for additional costs that are typically paid or provided directly by an employer sponsor in centers operating under the cost-plus model, such as facilities costs. As a result, personnel costs in centers operating under P&L models will often represent a lower percentage of overall costs when compared to centers operating under cost-plus models.
Selling, general and administrative expenses (“SGA”) relating to full service center-based child care consist primarily of salaries and benefits (including stock-based compensation costs) for non-center personnel, which includes corporate, regional and business development personnel; accounting, legal and management/advisory fees; information technology; occupancy costs for corporate and regional personnel; and other general corporate expenses.
Back-up Care Services
Back-up care offers family support services for dependents of all ages and provides coverage when regular care breaks down, as well as care coordination tools to assist families with their short and long-term care decisions. We provide back-up care services for children (primarily 0-12 years old) through our own full service centers, dedicated back-up child care centers, school-age camps, and in-home caregivers, as well as through our proprietary back-up care network of quality child care centers and in-home care providers. In addition, we provide back-up care services for adults/elders through our proprietary network of quality in-home care providers, and we offer virtual tutoring for school-age children through our network of tutoring service providers. We also help to facilitate back-up care services through our self-sourced reimbursed care program.

Traditional back-up care offers families access to a contracted network of more than 4,000 in-home care agencies and center-based providers in locations where we do not otherwise have centers with available capacity or available in-home caregivers. Our dedicated back-up centers are operated in a similar structure to full service centers and are either exclusive to a single employer or have multiple employer sponsors and are part of our back-up care program. Self-sourced reimbursed care is an alternative care program, available to employer sponsors typically when other network care solutions are not available, which provides payments to their employees to assist with the cost of self-sourced dependent care. As we continue to find innovative solutions to help families with their care needs, we have expanded our back-up care solutions to include virtual tutoring and broaden our school-age camp programs that primarily operate during school vacations and the summer months. Care is arranged online or via our mobile application as well as through a 24/7 contact center allowing employees to reserve care in advance or at the last minute. We operate our own contact center in Broomfield, Colorado and we contract with additional contact centers in other geographies to complement our ability to handle demand fluctuations, provide business continuity, and deliver seamless service.
Back-up care revenue is comprised of fees paid by employer sponsors and, to a lesser extent, co-payments collected from users at the time of service. These arrangements generally have contractual terms of three years with varying terms, renewal and termination options. Fees for back-up care services are typically determined based on the number of back-up care uses purchased. Cost of services consist of direct expenses associated with the operation of dedicated back-up centers, fees paid to providers for care delivered as part of their contractual relationships with us, personnel and related direct service costs of the contact centers, and any other expenses related to the coordination or delivery of care and service. SGA related to back-up care is similar to SGA for full service center-based child care, with additional expenses related to the information technology necessary to operate this service, the ongoing development and maintenance of the provider network, and additional personnel needed as a result of more significant client management and reporting requirements.
Educational Advisory and Other Services
Our educational advisory services primarily consist of Bright Horizons EdAssist Solutions and Bright Horizons College Coach. Educational advisory services revenue is comprised of fees paid by employer clients for policy consulting, program management, coaching, and subscription content and, to a limited extent, retail fees collected from users at the point of service. Contracts are typically three years in length, with varying terms, renewal and termination options, and fees are generally determined based on the services being provided and the number of program participants. Cost of services consist of personnel and direct service costs of the contact centers, and other expenses related to the coordination and delivery of tuition assistance and student loan repayment program administration, and educational advisory and counseling services. SGA related to educational advisory services is similar to SGA for back-up care.
Bright Horizons EdAssist Solutions.  EdAssist provides workforce education, tuition assistance and student loan repayment program administration, as well as related educational advising to corporate clients who offer these services as a talent development and workplace benefit to their employees. Our services help employers better align their workplace education programs with their business goals while maximizing their efficiency and effectiveness through our employee educational advisory services, our education network, and access to streamlined degree programs. Administration services are provided through proprietary software for the processing of tuition reimbursement, loan repayment transactions, and analysis of data, as well as a team of compliance professionals who evaluate and process employee applications for tuition reimbursement or student loan repayment and enforce the employer client’s policies. We provide educational advising to client employees on a one-on-one basis through our team of advisors who help employees make better decisions regarding their education and financial wellness. Clients can also leverage our EdAssist Education Network of education providers and benefit from pre-negotiated tuition discounts. Customer service is also provided through our contact center in Broomfield, Colorado. The EdAssist Solutions services derive revenue directly from fees paid by employers.
Bright Horizons College Coach.  Bright Horizons College Coach provides college admissions and college financing advisory services through our team of experts, whom have experience working in admissions or financial aid at colleges and universities. We also offer coaching and tools to assist families as they support their children with varying needs across life stages. Advisory services are provided at live/webinar events with expert presenters, through one-on-one coaching, as well as through our online learning center. We work with employer clients who offer these services as workplace benefits to their employees, and we also provide these services directly to families on a retail basis. College Coach derives revenue mainly from employer clients who contract with us for a specified number of workshops, access to our proprietary online learning center and one-on-one advising.
Other Services.  Other services consists of Sittercity, an online marketplace for families and caregivers. Sittercity revenue is generated from subscriptions to a proprietary online search platform and marketplace that helps families find child care (babysitting/nannies), as well as senior and pet care.

Geography
We operate in two primary regions: (1) North America, which includes the United States and Puerto Rico, and (2) Europe, which includes the United Kingdom, the Netherlands, and India. The following table sets forth information by geographic region for the year ended December 31, 2021:

	North America	Europe	Total
	(In thousands, except percentages)
Revenue	$1,293,103	$462,204	$1,755,307
As a percentage of total revenue	74%	26%	100%
Fixed assets, net	$346,030	$252,104	$598,134
As a percentage of total fixed assets, net	58%	42%	100%
Our international business primarily consists of child care centers throughout the United Kingdom and the Netherlands, with approximately 95% of the revenue generated in Europe related to the full service center-based child care segment. As of December 31, 2021, we had 650 centers in North America and 364 centers in Europe. Additional geographical information is included in Note 17, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Seasonality
Historically, our full service center-based child care and back-up care operations are subject to seasonal and quarterly fluctuations. Demand for early education and child care services has historically decreased during the summer months when school is not in session at which time families are often on vacation or have alternative child care arrangements. In addition, enrollment at our child care centers declines as older children transition to elementary schools. Demand for our services generally increases in September and October coinciding with the beginning of the new school year and remains relatively stable throughout the rest of the school year. Use of our back-up care services tends to be higher when schools are not in session and during holiday periods, which can increase the operating costs of the program and impact the results of operations. Our educational advisory and other services generally have limited seasonal fluctuations.
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
Marketing
Brand Awareness and Thought Leadership
We market our services and build our brand through virtual events, social media earned and paid media placements, digital and print advertising, e-books, direct mail, and a robust search engine optimization strategy. Our senior leaders are involved at the national level with education, work/life and early child care advocacy, and we believe that their visibility and involvement helps attract new business. We believe that our proprietary research, events, and the availability of uniquely knowledgeable industry leaders help sustain our brand awareness and position Bright Horizons as a thought leader in the markets where we operate. For employer sponsors and their employees, we conduct our annual Modern Family Index and the Working Learner Index, capturing snapshots of critical market sectors at a particular moment in time. For parents and families, we offer timely webinar series as well as monthly podcasts that reflect current issues facing families.
Timely Approaches that Evolve With the Workplace
We strive to meet clients’ real-time needs as demonstrated by our capacity to pivot as the marketplace shifts, rolling out and marketing new services to meet evolving work environments and to support more people who are working and learning from home. Marketing tools have expanded to include text messages; targeted back-up journeys and campaigns; virtual center tours to allow parents to visit centers safely; outreach for flexible care offerings emphasizing virtual options including tutoring and camps; and sharing our curriculum with families at home through our online World at Home platform. Outreach for these efforts includes persona-based campaigns for back-to-school and return-to-office support; initiatives aimed at supporting enrolled families including age-based developmental notifications through our parent mobile app; a health, safety and wellness parent newsletter; and a parenting exchange workshop series.

Lead Generation and Conversion; Customer Retention
Lead generation and conversion, and increased utilization, as well as customer retention, remain at the heart of our marketing efforts. We partner with employer sponsors to promote our early education and child care centers and other workplace solutions as important employee benefits within their organizations. Our My Bright Horizons is a portal for client employees to instantly access all their Bright Horizons benefits and BH Central, a self-service portal for client liaisons to track real-time benefit use and access materials to support internal marketing efforts, including a newsletter with tailored resource content. Other efforts include local digital advertising, partnerships with parent groups, Instagram page takeovers, ramped social efforts, direct mail, and webinars.
Competition
We believe we are a leading provider of employer-sponsored center-based child care, back-up care, and workforce education services. We estimate that we have approximately six times more market share in the employer-sponsored center-based child care market in the United States than our closest competitors. The market for early education and child care services is highly fragmented, and we compete for enrollment and sponsorship of early education and child care centers with a variety of other organizations, including large community-based child care companies, regional child care providers, family day care, nannies, for-profit and not-for-profit full- and part-time nursery schools, public and private elementary schools, and not-for-profit and government-funded providers of center-based child care. Our principal competitors for employer-sponsored centers include KinderCare Education in the United States and Busy Bees in the United Kingdom. We also compete for enrollment on a center-by-center basis with these providers, along with many local and national providers, such as Learning Care Group, Goddard Schools, Primrose Schools, Childbase, KidsFoundation, Kids Planet, and CompaNanny. Competition for back-up care comes from IAC/Interactivecorp (Care.com) in addition to employee assistance programs and smaller work/life companies. In the educational advisory segment, competition comes from EdCor, Guild Education and InStride.
We believe the key factors in the competition for enrollment are quality, site convenience and cost. We believe many center-based child care providers are able to offer care at lower prices than we do by utilizing less intensive teacher-to-child ratios and offering lower compensation and benefits. While our child care tuition levels are generally higher than our competitors, we compete primarily based on the convenience of a worksite location and a higher level of program quality. In addition, some of our competitors may benefit from strong local name recognition (such as established regional providers) or comply, or are required to comply, with fewer or less costly health, safety, and operational regulations than those with which we comply (such as the more limited health, safety and operational regulatory requirements typically applicable to family day care operations in caregivers’ homes). In the wake of COVID-19, we believe our enhanced health and safety protocols are market leading and are an important consideration for families and clients. We believe that our primary focus on serving employer clients, underscored by our track record for achieving and maintaining high-quality standards, also distinguishes us from our competitors.
We have and continue to invest in technology to better support our full suite of services to enhance our customers’ user experience, improve utilization levels of our services within our client workforces and across our existing client base, and deliver more efficient and automated support services. Investments to leverage our web and mobile functionality across all of our services, as well as expand mobile capabilities are designed to ensure that our key systems deliver value and provide us with the platform to grow our position in the market. We believe we are well-positioned to continue attracting new employer sponsors due to our extensive service offerings, established reputation, position as a quality leader, and track record of serving major employer sponsors for 35 years.
Human Capital Management
We know that education and care can change lives, and for 35 years Bright Horizons has been changing the way employees and their families live and work. To achieve this mission and to deliver results, we put our HEART Principles at the forefront of everything we do. Our HEART Principles — Honesty, Excellence, Accountability, Respect, and Teamwork — are the underlying tenets of our culture and are guided by the core belief that our people are the foundation to building and sustaining an organization that makes a significant impact in the lives of the children, families and adult learners we serve.
As of December 31, 2021, we had approximately 25,800 global employees (including part-time and substitute teachers), of whom approximately 2,600 were employed as corporate, divisional and regional employees, and approximately 23,200 were employed at our early education and child care centers and as in-home caregivers. The total number of employees includes approximately 16,300 in North America, 7,400 in the United Kingdom, 2,050 in the Netherlands and 35 in India. Corporate, divisional and regional staff members make up our “Home Team” employees, and staff members working at our early education and child care centers, including teachers and support personnel, and in-home caregivers make up our “Field” employees. The employees at one child care center, which has been closed due to the COVID-19 pandemic since early 2020, are represented by a labor union, and we are currently negotiating a collective bargaining agreement with this union in good faith.

We believe employers across industries are looking to deploy creative solutions to address labor challenges, enhance their employee value proposition and provide benefits for their workforce to enable their employees to excel both personally and professionally. While our broad suite of solutions position us well to assist employers with these strategies, our own services and solutions serve as a significant element of our own talent management strategy.
Talent Acquisition
Our business is about serving people and our success depends on attracting, developing and retaining talented and highly qualified employees. We are continually investing in resources and creating programs to drive diversity, equity and inclusion, to provide fair and competitive pay and benefits to support our employees’ well-being, and to foster personal growth and career development opportunities. We endeavor to create an environment that rewards performance, enhances our culture and employee experience, and retains and engages our talent.
In 2021, we launched an extensive talent acquisition campaign to recruit teachers and staff. We promoted a National Hiring Day and a new careers website to help our existing team, as well as new and prospective employees, understand the value proposition of a career at Bright Horizons. As part of our continued commitment to support the well-being of our Bright Horizons team, and to help address the challenges in recruiting and retaining top talent, the following are a few examples of the investments we have made, with respect to eligible employees in certain markets, to further strengthen our position as an employer of choice:
•Increased pay through off-cycle market adjustments for teachers and staff in a number of key markets;
•Expanded our back-up care benefit for full and part-time employees;
•Increased our child care tuition subsidy for teachers and center directors; and,
•Enhanced our mental health and wellness resources through a new and expanded well-being offering.
Our Benefits and Total Rewards
More than 1,350 top employers trust us for proven solutions that support employees, advance careers, and maximize performance, and we offer our own employees the solutions and services we offer to our clients. From on-site child care to back-up care to help handle disruptions in child care gaps, and education programs that build critical skills, we believe our service offerings help our employees achieve more.
We also offer a comprehensive total rewards program aimed at varying health, home-life and financial needs. Our total rewards package, which may vary by geography, includes:
•Competitive pay and healthcare benefits;
•401(k) retirement plans with matching contributions;
•Paid time off;
•Wellness initiatives with benefits relating to nutrition, stress management and financial well-being, mental health, work-life balance and an Employee Assistance Program;
•Child care tuition subsidies for both Field and Home Team employees;
•Tuition assistance programs, including the Horizons Teacher Degree Program which provides direct, no-cost access to an early education degree; and,
•Access to back-up care, EdAssist, College Coach and Sittercity.
We believe our total rewards package for teachers and center staff is robust and helps recruit and retain teachers in the industry.

Our Award Winning Culture
We are honored and proud to have a long track record of being named an employer of choice. The following represent some of our most recent awards related to culture, diversity and inclusion that we believe are a product of the strong culture we have built at Bright Horizons and the programs and benefits we offer to our employees. These honors are awarded based largely on employee responses to surveys.
•“100 Best Companies to Work For” by FORTUNE Magazine Awarded 20 times — most recently in 2021
•“Best Workplaces” in the United Kingdom by the Great Place to Work Institute Awarded 16 times — most recently in 2021
•“Best Workplaces” in the Netherlands by the Great Place to Work Institute Awarded seven times — most recently in 2020
•Forbes 2021 Best Employers for Diversity
•Bloomberg 2022 Gender Equality Index
•Human Rights Campaign Foundation’s Corporate Equality Index 2022
•2021 “Best Workplaces for Women” by the Great Place to Work Institute in the United Kingdom
•PEOPLE Magazine 2021 Companies that Care
Our Diversity, Equity and Inclusion Focus
At Bright Horizons, Diversity, Equity and Inclusion are core priorities that we believe are critical to our long-term success by improving the work we do, the services we provide and, ultimately, the value we create. We are an organization made up of employees, children and families from many cultures, backgrounds and experiences and we believe it is vital to have a workplace where all employees feel welcome, comfortable and a sense of belonging and where everyone's unique differences are celebrated and valued. As an organization built around people, having diverse talent at the Board level and throughout our organization helps us recruit and retain talent, reduce turnover and enhance all our offerings and service lines and the education we deliver daily to children and families.
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
•Employee Advisory Groups — voluntary, company-sponsored, internal associations dedicated to fostering a diverse and inclusive work environment within the context of Bright Horizons’ mission, values, goals, business practices, and objectives.
We aim to hire a diverse workforce. As of December 31, 2021, workforce diversity representation was approximately as follows:

	Gender (Global) (1)	Racial Diversity (North America Only) (2)
Entire Workforce (3)	94%	51%
Home Team Employees	76%	27%
Field Employees	96%	54%
Senior Leaders (4)	67%	17%
Board of Directors	50%	20%
(1)Gender is defined as percentage of women in the workforce.
(2)Racial Diversity is defined as: American Indian or Alaska Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander, or two or more races.
(3)Does not include employees that do not self-identify.
(4)Senior leader is defined as Vice President and equivalent, and above, and includes executive officers.

We are focused on taking action to make real change, not for a moment in time, but for the long-term and, in 2021, launched a number of initiatives, including:
•OneTen: Bright Horizons joined the OneTen initiative, a coalition of leading employers committed to upskilling, hiring, and promoting one million Black individuals in America over the next 10 years in family-sustaining jobs with opportunities for advancement. Bright Horizons has the unique position of joining as both a participating employer and as a solution provider/talent developer.
•Tent Partnership for Refugees: Bright Horizons joined the Tent Partnership for Refugees, a global network of companies committed to supporting refugees around the world, and we support this initiative by inviting refugees to join our welcoming culture and the rewarding field of early education.
Our Investment in Career Growth and Professional Development and our Horizons Teacher Degree Program
We invest in our employees’ career growth. Employee training and development opportunities are critical to our success as they drive our employees’ growth, help develop leaders within our organization (through our leadership institute) and support our delivery of quality services to our clients and the families and learners we serve. We provide a robust, ongoing employee training and career development program that is available to all employees through our online training university. Our blended learning approach means employees have a selection of different learning methods available to them, including live interactive online webinars, face-to-face training for a variety of topics in multiple venues, eLearning modules, and video.
We support our teachers’ development through a number of programs and resources, including an extensive training curriculum and, in the United States, our eCDA (“child development associate”) program to enable us to deliver high quality services.
A central program offering is our Horizons Teacher Degree Program. The program, which is a first-of-its-kind offering in the early education field, removes financial barriers for employees pursuing a degree, including those posed by traditional tuition reimbursement programs, by allowing employees to earn an associate and bachelor’s degree in early childhood education at no-cost. Participants do not have to pay for any expenses out of pocket, including tuition, fees and books. Since its inception in 2018, more than 2,000 teachers have enrolled and over 400 have already graduated.
Our Employee Engagement
Retaining and developing our workforce starts with our employees. At Bright Horizons we regularly listen to employees through our regular surveys and forums. Hearing directly from our employees helps us understand the employee experience, including evolving priorities related to workplace environment, employee relations, pay and benefits, flexibility, and career growth opportunities, all of which are critical to our mission to be and remain an employer of choice and a great place to work. During 2021, we surveyed employees to ensure that we continued to support their needs and focus on their priorities. This approach enabled us to act on real-time information to expand our benefits and compensation opportunities and to develop enhanced benefits offerings, including the mental health and wellness supports delivered by our expanded Employee Assistance Program offering.
Our Citizenship
We support the communities in which we work and live, and we encourage our employees to do the same. We proudly stand behind our many employees who give their time to non-profit organizations, awarding grants to their chosen charities in recognition of their volunteer work in their communities. We also work alongside our employees to support the Bright Horizons Foundation for Children® and its important mission, to bring Bright Spaces® to children and families in homeless shelters and similar agencies helping at risk children and families, supporting our employees with Brightening Lives activities and Field and Home Team fundraising events.

Intellectual Property
We believe our name and logo have significant value to our operations. We own and use various registered and unregistered trademarks covering the names Bright Horizons® and Bright Horizons Family Solutions®, our logo, and a number of other names, slogans and designs. We frequently license the use of our registered trademarks to our clients in connection with the use of our services, subject to customary restrictions. We actively protect our trademarks by registering the marks in a variety of countries and geographic areas, including the United States, the United Kingdom, the European Union, Australia, New Zealand, India, and other countries in Asia. These registrations are subject to varying terms and renewal options. However, not all of the trademarks or service marks have been registered in all of the countries in which we do business, and we are aware of persons using similar marks in certain countries in which we currently do not do business. Meanwhile, we monitor our trademarks and vigorously oppose the infringement of any of our registered marks as appropriate. We do not hold any patents. We hold copyright registrations for certain materials that are important to the operation of our business, and we generally rely on common law protection for those copyrighted works which are not critical to the operation of our business. We enter into agreements with our employees and other parties with which we do business to limit access to and disclosure of our technology and other proprietary information. We also license some intellectual property from third parties for use in our business and such licenses are not individually or in the aggregate material to our business.
Regulatory Matters
Our business operates in multiple jurisdictions, and we are subject to various national and regional laws and rules and regulations, including labor, licensing, health, fire and safety, and data privacy requirements and standards.
The following discussion highlights our key areas of focus. For a discussion of the risks associated with the laws and regulations that may materially impact us, please see the section entitled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
Licensing and Child Care Centers
The laws and regulations relating to the provision of child care are numerous and complex. In most jurisdictions where we operate, our child care centers are required by law to meet a variety of operational requirements, including minimum qualifications and background checks for our center personnel as well as teacher-to-child ratios and various labor, licensing, and health, fire and safety regulations. Regulations may also impact the design and furnishing of our centers. We believe that our centers and operations comply in all material respects with all applicable laws and regulations.
Health and Safety
The health, safety and well-being of children, families and staff is our top priority. We have always adhered to rigorous health, hygiene, and disinfecting practices, and now follow enhanced safety protocols, which continue to evolve at both local and national levels. Our enhanced protocols were developed based on guidance from the Centers for Disease Control, state and local public authorities, and our partnership with medical professionals and experts that specialize in pediatric infectious diseases. We monitor governmental rules and regulations relating to COVID-19 health guidance and vaccinations as they develop. We have dedicated health and safety personnel and a Vice President of Global Safety, as well as centralized COVID-19 response teams that support our centers and other operations to ensure compliance with our policy requirements and practices. In partnership with our experts, we have supported the access to, and communication of the importance of, vaccinations. We have launched a series of webinars for staff to help them understand the vaccine, its development, and its efficacy, and we regularly provide staff with the latest information and resources about the vaccine, as well as testimonials and interviews with leading experts to help encourage our employees to get vaccinated. We also provided incentives to further encourage staff to receive their vaccinations.
We employ a variety of security measures at our early education and child care centers, which typically include secure electronic access systems as well as sign-in and sign-out procedures for children among other site-specific security measures. In addition, our trained teachers and clear sightline center designs help ensure the health and safety of children. Our early education and child care centers are designed to minimize the risk of injury to children by incorporating such features as child-sized amenities, rounded corners on furniture and fixtures, age-appropriate toys and equipment and cushioned fall zones surrounding play structures.
Each center is further guided by policies and procedures that address protocols for safe and appropriate care of children and center administration. These policies and procedures establish protocols in various areas, including the safe handling of medications, managing child illness or health emergencies, and a variety of other critical aspects of care to ensure that centers meet or exceed all mandated licensing standards. These policies and procedures are reviewed and updated continuously by a team of internal experts, and center personnel are trained on center practices using these policies and procedures. Our proprietary We Care system supports proper supervision of children and documents the transitions of children to and from the care of teachers and parents or from one classroom to another during the day.

We require the child care centers and in-home care providers that participate in our proprietary back-up care network to comply with our standards of quality, including caregiver screening and background checks, and training. The delivery of our back-up care services is subject to ongoing oversight and monitoring to ensure the health and safety of the children and adults we care for.
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
Facilities
Our early education and child care centers are primarily operated at or near work-site locations and vary in design and capacity in accordance with employer sponsor needs and regulatory requirements. Our North American early education and child care centers typically have an average capacity of 128 children, and our locations in Europe have an average capacity of 84 children. As of December 31, 2021, our early education and child care centers had a total licensed capacity of approximately 114,000 children, with the smallest center having a capacity of 15 children and the largest having a capacity of approximately 500 children.
We believe that attractive, spacious and child-friendly facilities with warm, nurturing and welcoming atmospheres are an important element in fostering a high-quality learning environment for children. Our centers are designed to be open and bright and to maximize supervision visibility. We devote considerable resources to equipping our centers with child-sized amenities, indoor and outdoor play areas comprised of age-appropriate materials and design, family hospitality areas and computer centers. Commercial kitchens are typically present in those centers where regulations require that hot meals be prepared on-site.
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
The COVID-19 pandemic has substantially disrupted our global operations, and we expect to continue to be impacted as the conditions persist. The situation remains dynamic and subject to rapid and potentially material changes. As of December 31, 2021, we operated 1,014 early education and child care centers with the capacity to serve approximately 114,000 children and their families, of which 977 child care centers were open. While we are focused on the enrollment of our centers, the continued or additional disruptions to our business and potential adverse impacts to our financial condition and results of operations resulting from the COVID-19 pandemic include, but are not limited to:
•significant changes in the conditions of the markets we operate in limiting our ability to provide our services, especially center-based child care and center-based back-up child care, and potentially resulting in continued center closures or permanent center closures;
•reduced enrollment upon the re-opening of centers as families may limit their participation in various public activities and gatherings, including group child care;

•inability to hire and maintain an adequate level of center staff requiring us to reduce enrollment, close classrooms or centers in order to comply with mandated ratios, inability to retain teachers, and the impact to our operations if a significant percentage of our workforce is unable to return to work because of illness, quarantine, worker absenteeism, limitations on travel, or government or social distancing restrictions, or difficulty maintaining or retaining staff, which may have a disproportionate impact on our business compared to other companies that depend less on the in-person provision of services and do not directly provide care and education to young children;
•new or persistent COVID-19 variants could result in temporary classroom or center closures or permanent closure of centers outside of our control due in large part to the interdependence of our operations with our client partners’ operating decisions and requirements, which may result in reduced demand or the adoption of alternative child care options;
•the adoption and efficacy of vaccines may have a disproportionate impact on our business compared to other companies that depend less on the in-person provision of services;
•reduced or shifting demand for our services due to adverse and uncertain economic and demographic conditions, including as a result of clients that have been adversely impacted, and/or increased unemployment, school and business closures, lockdown orders, long-term shift to a remote workforce, and general effects of a broad-based economic recession;
•incremental costs and general disruption associated with additional procedures and protocols required to maintain health and safety at our centers, and costs and reputational harm associated with a potential COVID-19 outbreak at our centers, or the failure of compliance with COVID-19 health and safety protocols;
•a reduction or limit on governmental grant funding for COVID-19 relief at the federal, state and local level could adversely impact our results of operations;
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
Vaccine and workplace safety mandates or guidance proposed or implemented by federal, state or local governments, or by clients, could disrupt the Company’s operations, increase costs and adversely affect its business, financial condition, or results of operations.
Notwithstanding the withdrawal of the federal Occupational Safety and Health Administration emergency rule on vaccine mandates, many state, county, and local jurisdictions have proposed or implemented some form of COVID-19 workplace safety guidance and requirements including vaccinations, masking and physical distancing or weekly testing requirements. Further vaccine mandates or other requirements may be announced in jurisdictions in which our businesses operate, by state or local governments or by the clients we serve. Complying with vaccine mandates may be costly and operationally complex. Additionally, competing and potentially conflicting laws and regulations regarding vaccine mandates and testing requirements could further complicate compliance. Such vaccination requirements may result in incremental employee turnover, recruiting challenges or additional costs, which could have a material adverse effect on our business, financial condition, and results of operations.

Our business depends largely on our ability to hire and retain qualified teachers and maintain strong employee relations.
The provision of child care services is personnel intensive. Our business depends on our ability to attract, train, and retain the appropriate mix of qualified employees and on effectively implementing and maintaining strong employee relations, cultivating an atmosphere of trust, and effectively communicating the value proposition of working at Bright Horizons. The early education and child care industry traditionally has experienced high turnover rates. In addition, state laws require our teachers and other staff members to meet certain educational and other minimum requirements, and we often require that teachers and staff at our centers have additional qualifications. We are also required by government regulation to maintain certain prescribed minimum teacher-to-child ratios. If we are unable to hire and retain qualified teachers at a center, we could be required to reduce enrollment, close classrooms or centers or be prevented from accepting additional enrollment in order to comply with such mandated ratios. We may continue to experience difficulty in attracting, hiring and retaining qualified teachers due to tight labor pools. We may experience difficulty in attracting and retaining teachers due to health concerns and changes in the work environment as a result of COVID-19. Such market pressures have required us to offer increased salaries, enhanced benefits and institute additional initiatives to maintain strong employee relations, which increase costs, and may further increase costs in the future. Difficulties in hiring and retaining qualified personnel may also affect our ability to meet growth objectives in certain geographies and to take advantage of additional enrollment opportunities at our early education and child care centers in these markets, which could negatively impact our business. From time to time we may be subject to employee organizing efforts. Labor union representation of a material number of our employees could impact our business, financial condition or operating results as a result of additional labor costs, payroll and benefit expenses, new rules and practices, or work stoppages.
Changes in the demand for child dependent care, and workplace solutions, which may be negatively affected by demographic trends and economic conditions, may affect our operating results.
Our business strategy largely depends on employers recognizing the value of providing employees with child care, dependent care, workforce education, and other workplace solutions as an employee benefit. The number of employers that view such services as cost-effective or beneficial to their workforces may not continue to grow at the levels we anticipate or may diminish. In addition, changes in demographic trends, including the number of dual working parent or working single parent families in the workforce, may impact the demand for our services. Such changes could materially and adversely affect our business and operating results.
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
Because our success depends substantially on the value of our brands and reputation as a provider of choice, adverse publicity or negative perceptions about our business could impact the demand for our services.
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

Breaches in data security and other information technology interruptions or system failures could adversely affect our financial condition and operating results.
As part of our business, we collect and store sensitive data and certain personal information from our clients, the families and children we serve and our employees.  We also utilize third-party vendors and electronic payment methods to process and store some of this information, including credit card information.  Storing this data exposes us to increased risk of privacy and/or security breaches as well as increased vulnerability to cyber-attacks. Cybersecurity threats in particular are persistent, evolve quickly and include, but are not limited to, computer viruses, ransomware attacks, attempts to access information, phishing scams, denial of service attacks and other security breaches of software, systems or platforms. Such cybersecurity threats may increase as a result of COVID-19 and the related shift to more employees working remotely, as cybercriminals attempt denial of service related attacks and other disruptive actions. Like many businesses, we have in the past and will in the future continue to be subject to cybersecurity threats and attempts to compromise and penetrate our data security and systems.
We also face the potential for business disruptions from information technology interruptions associated with natural disasters and other events including power outages, catastrophic events, computer and network failures, inadequate or ineffective redundancy plans, system failures, and flaws in third-party software or services.  Our back-up care and educational advisory services are highly dependent on information technology for the coordination and delivery of services, which could be significantly impacted by a breach in our security and systems or other system interruptions. Our policies and practices and operational safeguards, measures and controls aimed at protecting and recovering our data and ensuring business continuity, may not be sufficient to prevent cybersecurity breaches or ensure our key services are delivered without minimal disruption in the event of information technology system failures.
Failure of these systems to operate effectively or a compromise in the security of our systems that results in unauthorized persons or entities obtaining personal information could materially and adversely affect our reputation, operations, operating results, and financial condition. Breaches in our data security, those of our affiliates or other third-parties, could expose us to risks of data loss, inappropriate disclosure of confidential or proprietary information, litigation or the imposition of penalties against us, liability, impede our processing of transactions and our financial reporting, and could result in a disruption of our operations. The impact of these security threats and other disruptions are difficult to predict, our insurance coverage may not be adequate to cover all related costs, and we may not otherwise be fully indemnified for them. Additionally, any related negative publicity could significantly harm our reputation and could materially and adversely affect our business and operating results.
Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulations, uncertain or inconsistent interpretation and enforcement of legal requirements or differing views of personal privacy rights, which may have a material adverse effect on our reputation, business, financial condition and results of operation.
A variety of laws, regulations, industry self-regulatory principles, industry standards or codes of conduct and regulatory guidance relating to privacy, data protection, marketing and advertising, and consumer protection apply to the collection, use, retention, protection, disclosure, transfer and other processing of certain types of data. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business, including the European Union’s General Data Protection Regulation and the California Consumer Privacy Act, among others, compliance with such requirements could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. Failure to comply with such regulations could result in significant penalties and damages which could materially and adversely affect our business and financial condition.
Our continued profitability depends on our ability to pass on our increased costs, such as labor and related costs, to our customers.
Hiring and retaining key employees and qualified personnel, including teachers, is critical to our business and labor costs are our largest expense. Because we are primarily a service business, inflationary factors and regulatory changes that contribute to wage and benefits cost increases result in significant increases in the cost of running our business. We expect to pay employees at rates above the minimum wage, and increases in the statutory minimum wage rates could result in a corresponding increase in the wages and benefits we pay to our employees. Additionally, competition for teachers and staff, and costs associated with hiring, compensating and retaining employees, and costs of retraining teachers could result in significant increases in the cost of running our business, including costs to enhance employee compensation and benefit programs as an incentive and retentive tool. Our success depends on our ability to continue to pass along these costs to our customers and to meet our changing labor needs while controlling costs. In the event that we cannot increase the price for our services to cover these higher wage and benefit costs without reducing customer demand for our services, our margins could be adversely affected, which could have a material adverse effect on our financial condition and results of operations as well as our growth.

Changes in our relationships with employer sponsors or failure to anticipate and respond to changing client and customer (parents or client employees) preferences and expectations or develop new customer-oriented services may affect our operating results.
We derive a significant portion of our business from early education and child care, back-up care, and other workplace solutions associated with employer sponsors for whom we provide these services at single or multiple sites pursuant to contractual arrangements. Our contracts with employers for full service center-based child care typically have terms of three to ten years, and our contracts related to back-up care and educational advisory services typically have terms of one to three years, with varying terms and renewal and termination options. We have a history of consistent contract renewals, but we may not experience similar renewal rates in the future. Failure to comply with or monitor contract terms or the termination or non-renewal of a significant number of contracts or the termination of a multiple-site or multiple-service client relationship could have a material adverse effect on our business, results of operations, financial condition or cash flows. Additionally, our continued success depends on our ability to convert and retain new and existing clients and our ability to develop new consumer-oriented strategies or services to accommodate changing client, learner, or parent expectations and preferences around our services or service delivery. Our future success depends on our ability to continue to meet the evolving needs and expectations of our customers, including enhancing our existing services. Obsolete processes and/or skill gaps could impede our ability to meet new or changing customer demand. Failure to meet these needs may result in client loss and reduced demand and could have a material impact on our financial results.
We depend on key management and key employees to manage our business.
Our success depends on the efforts, abilities and continued services of our executive officers and other key employees. We believe future success will depend on our ability to continue to attract, motivate and retain highly-skilled managerial, sales and marketing, operational, and early education and child care center director personnel as well as key personnel in the back-up care and educational advisory markets. We may experience difficulty in attracting, hiring and retaining corporate staff and key employees due to the current labor market. Difficulties in hiring and retaining key personnel may affect our ability to meet growth objectives and such market pressures may require us to enhance compensation and benefits, which may increase costs. Failure to retain our leadership team and attract and retain other important personnel could lead to disruptions in management and operations, which could affect our business and operating results.
Our operating results are subject to seasonal fluctuations.
Our revenue and results of operations fluctuate with the seasonal demands for child care and the other services we provide. Revenue in our child care centers typically declines during the third quarter due to decreased enrollments over the summer months as families withdraw children for vacations and older children transition into elementary schools. In addition, use of our back-up services tends to be higher when school is not in session and during holiday periods, which can increase the operating costs of the program and impact results of operations. We may be unable to adjust our expenses on a short-term basis to minimize the effect of these fluctuations in revenue. Our quarterly results of operations may also fluctuate based on the number and timing of child care center openings and/or closings, the timing of new client service launches, acquisitions, the performance of new and existing early education and child care centers, the contractual arrangements under which child care centers are operated, the change in the mix of such contractual arrangements, competitive factors and general economic conditions. The inability of existing child care centers to maintain their current enrollment levels and profitability, the failure of newly opened child care centers to contribute to profitability, and the failure to maintain and grow our other services could result in additional fluctuations in our future operating results on a quarterly or annual basis.
Health pandemics, natural disaster, sociopolitical or other catastrophic event could severely disrupt our business.
A regional or global health pandemic, not unlike COVID-19, depending on its duration and severity, could severely affect our business. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public in the event of a health pandemic, and local, regional or national governments might limit or ban public interactions to halt or delay the spread of diseases causing business disruptions and the temporary closure of our centers. Additionally, a health pandemic could also impair our ability to hire and maintain an adequate level of staff and may have a disproportionate impact on our business compared to other companies that depend less on the in-person provision of services.
Other unforeseen events, including acts of violence, war, terrorism and other international, regional or local instability or conflicts (including labor issues), embargoes, natural disasters such as earthquakes, tsunamis, hurricanes, or other adverse weather and climate conditions, whether occurring in the United States or abroad, could restrict or disrupt our operations. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public as a result of one or more of these events. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations and our clients, either in a particular region or globally. In addition, changes in regulations brought about by climate change could impact our business, operating results, and financial condition.

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
•requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other corporate purposes, thereby reducing the amount of cash flow available for operations, capital expenditures, and acquisitions among other purposes; and
•limiting our flexibility in planning for, and reacting to, changes in the industry in which we compete and placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates.
In addition, borrowings under our senior secured credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher interest service requirements, which could adversely affect our cash flows and impact future earnings. While we have entered into interest rate caps to limit our exposure to higher interest rates on a portion of our debt, and may enter into additional agreements in the future, any such agreements may not offer complete protection from this risk and may carry additional risks. For information regarding our sensitivity to changes in interest rates, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
Our senior secured credit facilities are subject to variable interest rates that are indexed to LIBOR. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, previously announced on March 5, 2021 the future cessation or loss of representativeness of all remaining interest periods of U.S. dollar LIBOR as of June 30, 2023. Our credit agreement provides for application of the current LIBOR rate and it is not currently possible to predict the effect of the replacement of LIBOR with alternative reference rates. The expected discontinuation and replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have an adverse effect on the Company’s interest expense and results of operations.
The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The credit agreement governing our senior secured credit facilities contains a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to, or requirements that certain financial condition tests must be satisfied in order to, incur liens, make investments and acquisitions, incur or guarantee additional indebtedness, pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock, or enter into certain other types of contractual arrangements affecting our subsidiaries or indebtedness. In addition, the restrictive covenants in the credit agreement governing our senior secured credit facilities require us to maintain specified financial ratios, and we expect that the agreements governing any new senior secured credit facilities will contain similar requirements to satisfy financial condition tests and maintain specified financial ratios, subject to certain conditions. Our ability to meet those financial ratios and tests can be affected by events beyond our control.
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

Industry, Competition and Growth Risks
A permanent shift in workforce demographics and office environments may result in decreased demand for center-based child care and have an adverse effect on our results of operations.
During the ongoing COVID-19 pandemic, a substantial portion of the workforce, including parents of children we serve at our centers, transitioned from working in traditional office environments to working in “virtual” or “home” offices, including in our primary markets of the United States, United Kingdom, and the Netherlands. While we expect that many employees will return to traditional office environments once the COVID-19 pandemic subsides, some employers may continue to encourage their employees to maintain a remote or work-from-home presence or may permanently move all or a portion of their workforce to remote or to a hybrid model. While working parents continue to need child care regardless of their work location, there are no assurances that parents who work from home will continue to use our centers or will not require other part-time child care arrangements that accommodate different working arrangements. Additionally, we believe that as a result of COVID-19, more women have temporarily stepped back from the workforce and that traditional dual-career households may have temporarily decreased. A shift in workplace demographics where employees work from home on a part- or full-time basis, or a sustained decrease in the number of women or dual-career households in the workforce, may reduce demand for center-based child care or specific center locations as well as other service offerings. We may be unable to successfully meet changed client and parent demands and needs, which may have a material adverse effect on our business or results of operations.
The growth of our business may be adversely affected if we do not implement our growth strategies and initiatives successfully or if we are unable to manage our growth or operations effectively.
We have expanded and are continuing to expand our operations, suite of services and client relationships, which has placed, and will continue to place, significant demands on our management and our operational, IT and financial infrastructure. Additionally, our ability to grow in the future will depend on a number of factors, including the ability to develop and expand new and existing client relationships, to continue to provide and expand the high-quality services we offer, to hire and train qualified personnel, to expand and grow in existing and future markets, to develop and operationalize new service offerings, and to sustain operational excellence and efficiencies across all business lines. Achieving and sustaining growth requires the successful execution of our growth strategies, which may require the implementation of enhancements to customer-facing, operational and financial systems, expanded sales and marketing capacity, continuous updates to technology and improvements to processes and systems, and additional or new organizational resources. Given these challenges, we may be unable to manage our expanding operations effectively, or to maintain our growth, which could have a material adverse effect on our business or results of operations.
Acquisitions present many risks and may disrupt our operations. We also may not realize the financial and strategic goals that were contemplated at the time of the transaction.
Acquisitions are an integral part of our growth strategy, and we have made, and intend to continue to make, acquisitions to add centers, clients, new service offerings and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. Acquisitions involve numerous risks, including potential difficulties in the integration of acquired operations, such as bringing new centers through the re-licensing or accreditation processes, successfully implementing our curriculum programs, integration of systems and technology, diversion of management’s attention and resources in connection with an acquisition and its integration, loss of key employees or key service contract arrangements of the acquired operations, and failure of acquired operations to effectively and timely adopt our internal control processes and other policies. Additionally, the acquisition of new service offerings or emerging services may present operational and integration challenges, particularly with respect to companies that have significant or complex operations or that provide services where we do not have significant prior experience. With any acquisition, the financial and strategic goals that were contemplated at the time of the transaction may not be realized due to increased costs, undisclosed liabilities not covered by insurance or by the terms of the acquisition, write-offs or impairment charges relating to goodwill and other intangible assets, and other unexpected integration costs. We also may not have success in identifying, executing and integrating acquisitions in the future. The occurrence of any of these risks could have an impact on our business, results of operation, financial condition or cash flows, particularly in the event of a larger acquisition or concurrent acquisitions. For information on our acquisition growth strategy, see Item 1,“Business — Our Competitive Strengths” and “— Our Growth Strategy.”

Significant competition in our industry could adversely affect our results of operations.
We compete for enrollment and sponsorship of our early education and child care centers in a highly-fragmented market. For enrollment, we compete with center-based child care (such as residential and worksite child care centers, full- and part-time nursery schools, private and public elementary schools and church-affiliated and other not-for-profit providers) as well as family child care (operated out of the caregiver’s home). In addition, alternatives to organized child care, such as relatives and nannies caring for children, can represent lower cost options to our services. For sponsorship, we compete primarily with large community-based child care companies with divisions focused on employer sponsorship and with regional child care providers who target employer sponsorship. We believe that our ability to compete successfully depends on a number of factors, including quality of care, site convenience and cost. We often face a price disadvantage to our competition, which may have access to greater financial resources, greater name recognition or lower operating or compliance costs. In addition, certain competitors may be able to operate with little or no rental expense and sometimes do not comply or are not required to comply with the same health, safety and operational regulations with which we comply. Therefore, we may be unable to continue to compete successfully against current and future competitors.
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
National, state or local child care benefit programs comprised primarily of subsidies in the form of tax credits or other direct government financial aid to parents provide us opportunities for expansion in additional markets. However, a broad-based benefit with governmentally mandated or funded child care, such as universal pre-school, could reduce the demand for early care services at our existing early education and child care centers due to the availability of lower cost care alternatives, or could place downward pressure on the tuition and fees we charge, which could adversely affect our revenues and results of operations. Additionally, changes in government support programs in our international jurisdictions, such as the reduction of government-funded tuition subsidies, could reduce the demand for our services in these markets, adversely impacting our results of operations.
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
We currently maintain the following major types of commercial insurance policies: workers’ compensation, commercial general liability (including coverage for sexual and physical abuse, and student accident coverage), professional liability, automobile liability, excess and “umbrella” liability, commercial property coverage, employment practices liability, commercial crime coverage, fiduciary liability, privacy breach/cyber liability and directors’ and officers’ liability. A portion of our general liability coverage is provided by our wholly-owned captive insurance company. These policies are subject to various limitations, exclusions and deductibles and certain claims may not be covered by such policies and/or exceed policy limits. There is no assurance that our insurance, particularly coverage for sexual and physical abuse, will adequately cover our claims, or continue to be readily available to us in the form or amounts we have been able to obtain in the past, and our insurance premiums could materially increase in the future as a consequence of conditions in the insurance business or in the child care industry.
Changes in laws and regulations could impact the way we conduct business.
Our early education and child care centers, back-up care, and educational advisory services are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other areas, the adequacy of buildings and equipment, licensed capacity, teacher-to-child ratios, educational qualifications and training of staff, record keeping, dietary program, daily curriculum, hiring practices, and compliance with changes in federal and local labor laws and regulations, health and safety standards and requirements, including COVID-19 protocols, and data privacy statutes. In addition to costs associated with compliance of licensing requirements and changing laws and regulations, failure to comply with applicable regulations and requirements could subject us to governmental sanctions, which can include fines, corrective orders, probation or, in more serious cases, suspension or revocation of one or more of our child care centers’ licenses to operate, and require significant expenditures to bring those centers into compliance.
Our tax rate is dependent on a number of factors, a change in any of which could impact our future tax rates and net income.
As a global company, we are subject to income and other taxes in the U.S. and foreign jurisdictions, and our future tax rates and operations may be adversely affected by a number of factors, including: changes in tax rates, tax laws or the interpretation of such tax laws in the various jurisdictions in which we operate; changes in the estimated realization of our deferred tax assets and settlement of our deferred tax liabilities; changes in the jurisdictions in which profits are determined to be earned and taxed; incremental taxes upon repatriation of non-U.S. earnings; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods and any increases in income tax rates or changes in income tax laws could have a material adverse impact on our financial results.
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

We are also subject to inherent risks attributed to operating in a global economy. As of December 31, 2021, we had 364 centers located in three foreign countries - United Kingdom, Netherlands and India. If the international markets in which we compete are affected by changes in political, social, legal, economic, or other factors, such as the economic and political uncertainty resulting from the United Kingdom’s exit from the European Union (“Brexit”) and the global economic impact from the current COVID-19 pandemic, our business and operating results may be materially and adversely affected. Uncertainty as a result of Brexit or COVID-19 may last for years and could also impact our clients’ businesses and operations. Our international operations may subject us to additional risks that differ in each country in which we operate and such risks may negatively affect our results. The factors impacting the international markets in which we operate may include changes in laws and regulations affecting the operation of child care centers, parent or tuition subsidies or other government financial support, the imposition of restrictions on currency conversion or the transfer of funds, or increases in the taxes paid and other changes in applicable tax laws.
Our business is exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
As a multinational company, we conduct our business in a variety of markets and are therefore subject to market risk for changes in foreign currency exchange rates. Instability in European financial markets or other events, such as the economic uncertainty resulting from Brexit and the impact of the COVID-19 pandemic, could cause fluctuations in exchange rates that may adversely affect our revenues and net earnings. Approximately 26% of our revenue was generated outside the United States in 2021. While most of our revenues, costs and debts are denominated in U.S. dollars, revenues and costs from our operations outside of the United States are denominated in the currency of the country in which the services are provided, and these currencies could become less valuable as a result of exchange rate fluctuations. Such changes in foreign currency exchange rates could materially and adversely affect our business and operating results.
Market Related Risks
We cannot guarantee that we will repurchase our common stock pursuant to our stock repurchase program or that our stock repurchase program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
On December 16, 2021, our board of directors authorized a new share repurchase program under which up to $400 million of our outstanding common stock may be repurchased, of which $380.6 million remained available as of December 31, 2021. The share repurchase program replaced and canceled the prior $300 million authorization announced in June 2018, of which approximately $0.2 million remained available as of the termination date. Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Stock may be purchased from time to time, in the open market at prevailing market prices, in private transactions, under Rule 10b5-1 plans, or by other means, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. The existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock and short-term stock price fluctuations could reduce the program’s effectiveness.
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
•strategic decisions by us or our competitors, such as acquisitions, divestitures, initial public offerings, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•changing client and customer (parents or client employees) preferences;
•the passage of legislation or other regulatory developments affecting us or our industry;
•speculation in the press or investment community;
•changes in accounting principles;
•changes in business activity or the economy;
•terrorist acts, acts of war, or periods of widespread civil unrest;
•pandemics, natural disasters and other calamities, including developments related to the COVID-19 pandemic; and
•changes in general market and economic conditions.
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
Your percentage ownership may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Newton, Massachusetts, where we lease approximately 110,000 square feet of office space. We also lease approximately 50,000 square feet for our contact center in Broomfield, Colorado, as well as spaces for regional administrative offices including locations in Rushden and London in the United Kingdom, and Amsterdam in the Netherlands. We also lease a number of early education and child care centers in the geographies in which we operate. We do not consider any of our properties, including our corporate headquarters, to be material to our operations.
As of December 31, 2021, we operated 1,014 early education and child care centers across the United States, and in the United Kingdom, the Netherlands and India, of which 118 were owned, with the remaining centers being operated under operating leases or service agreements. Leases typically have initial terms ranging from 10 to 15 years, generally with renewal options.
The following table summarizes the locations of our early education and child care centers as of December 31, 2021:

Location	Number of Centers
United States	650
United Kingdom	297
Netherlands	66
India	1
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
Item 4. Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
Set forth below is certain information about our executive officers. Ages are as of December 31, 2021.
Stephen H. Kramer, age 51, has served as Chief Executive Officer and a director of the Company since January 2018 and as President of the Company since January 2016. Mr. Kramer served as the Chief Development Officer from January 2014 until January 2016 and as Senior Vice President, Strategic Growth & Global Operations from January 2010 until December 2013. He served as Managing Director, Europe from January 2008 until December 2009. He joined Bright Horizons in September 2006 through the acquisition of College Coach, which he co-founded and led for eight years.
Elizabeth J. Boland, age 62, has served as Chief Financial Officer of the Company since June 1999. Ms. Boland joined Bright Horizons in September 1997 and served as Chief Financial Officer and, subsequent to the merger between Bright Horizons and Corporate Family Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. She served as Treasurer from October 2016 until September 2020. Prior to joining Bright Horizons, Ms. Boland served as Chief Financial Officer and Vice President-Finance at various companies. From 1981 to 1990, Ms. Boland worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager. Ms. Boland has served as a member of the Board and Audit Committee of The Children’s Place, Inc. (Nasdaq: PLCE) since May 2019.

Mary Lou Burke Afonso, age 57, has served as Chief Operating Officer, North America Center Operations of the Company since January 2016 and is a 25-year veteran of the Company. Ms. Burke Afonso served as the Company’s Executive Vice President of North America Center Operations from January 2014 until December 2015 and, from January 2005 to December 2013, she served as Senior Vice President, Client Relations. Throughout her tenure, she has also held other leadership positions in Finance, Center Operations, Business Operations, Client Relations, and College Coach.  Prior to joining Bright Horizons in 1995, Ms. Burke Afonso served as the controller for BOSE Corporation in France and worked on the audit staff at Price Waterhouse, LLP in Boston.
John G. Casagrande, age 63, has served as General Counsel of the Company since January 2010 and as Secretary since December 2019. Mr. Casagrande joined Bright Horizons in 2005 as Senior Counsel, Special Projects through the Company’s acquisition of ChildrenFirst, Inc., where he served as its legal counsel for eight years. Mr. Casagrande was employed as an Associate at Palmer and Dodge LLP from 1987 through 1995.
Maribeth N. Bearfield, age 63, has served as the Company’s Chief Human Resources Officer since January 2017. Before joining Bright Horizons, Ms. Bearfield served as Executive Vice President and CHRO at Kaseya Corporation from June 2014 to October 2016, as Executive Vice President and CHRO at The Hanover Insurance Group from 2012 to 2014, and in various leadership positions at State Street Corporation including as Senior Vice President and Chief Talent Officer from 2009 to 2012. Ms. Bearfield has also held positions in Human Resources at Cisco Systems Inc., Oracle Corporation and GTE Corporation.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
Our common stock is listed on the NYSE under the ticker symbol “BFAM”.
As of February 14, 2022, there were 22 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1) (d)
October 1, 2021 - October 31, 2021	15,104	$146.35	15,104	$88,332
November 1, 2021 - November 30, 2021 (2) (3)	223,466	$125.86	214,392	$61,022
December 1, 2021 - December 31, 2021	658,746	$121.74	658,746	$380,593
	897,316		888,242
(1)     The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date. The December 2021 repurchase program replaced the prior share repurchase program of up to $300 million effective June 2018, of which approximately $0.2 million remained available thereunder. The June 2018 repurchase program had no expiration date. All repurchased shares have been retired.
(2)     During the month of November 2021, we retired a total of 1,574 shares that had been issued pursuant to restricted stock award agreements in connection with the payment of tax withholding obligations arising as a result of the vesting of such restricted stock awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our share repurchase authorization.
(3)     During the month of November 2021, we repurchased 7,500 shares of unvested restricted stock awards that were subject to forfeiture resulting from the grantee’s termination of service with us for an aggregate $0.6 million pursuant to the restricted stock award agreement. The purchase price was equal to the purchase price paid by the grantee on the date of grant as provided in the restricted stock award agreement.

Equity Compensation Plans
The following table provides information as of December 31, 2021 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,471,941	$112.47	1,996,035
Equity compensation plans not approved by security holders	—	—	—
Total	2,471,941	$112.47	1,996,035
(1)     The number of securities includes 60,793 shares that may be issued upon the settlement of restricted stock units and performance stock units. The restricted stock units and performance stock units are excluded from the weighted average exercise price calculation.
Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the total return to stockholders of our common stock for the past five years through December 31, 2021, relative to the total return of the following:
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

$300
$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Bright Horizons Family Solutions Inc.
NYSE Composite Index
Russell Midcap Growth Index

	Years ended December 31,
	2016	2017	2018	2019	2020	2021
Bright Horizons Family Solutions Inc.	$100.00	$134.25	$159.17	$214.64	$247.06	$179.78
NYSE Composite Index	$100.00	$118.90	$108.45	$136.36	$145.89	$176.06
Russell Midcap Growth Index	$100.00	$125.27	$119.32	$161.64	$219.16	$247.05
Note: Underlying data provided by Zacks Investment Research, Inc.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statements. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.
Overview
We are a leading provider of high-quality early education and child care, dependent care and workforce education services that are designed to help families, employers and their employees solve the challenges of the modern workforce and thrive personally and professionally. We provide services primarily under multi-year contracts with employers who offer early education and child care, back-up care, and educational advisory and other services as part of their employee benefits packages in an effort to support employees across life and career stages and to improve recruitment, employee engagement, productivity, retention, and career advancement.

At December 31, 2021, we operated 1,014 early education and child care centers, consisting of 650 centers in North America and 364 centers in Europe. We have the capacity to serve approximately 114,000 children and their families in the United States, the United Kingdom, the Netherlands and India. We seek to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence. At December 31, 2021, 977, or 96%, of our early education and child care centers were open.
At December 31, 2021, we had more than 1,350 client relationships with employers across a diverse array of industries, including more than 200 Fortune 500 companies and more than 80 of Working Mother magazine’s 2021 “100 Best Companies.” At December 31, 2021, we managed child care centers on behalf of single employers in the following industries and also managed lease/consortium locations in approximately the following proportions:

	Percentage of Centers
Classification	North America	Europe
Employer locations:
Healthcare and Pharmaceuticals	20.0%	2.0%
Government and Higher Education	15.0	4.0
Financial Services	7.5	2.0
Consumer	7.5	—
Professional Services and Other	5.0	—
Technology	5.0	1.0
Industrial/Manufacturing	2.5	1.0
	62.5	10.0
Lease/consortium locations	37.5	90.0
	100.0%	100.0%
Our reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services. Full service center-based child care includes traditional center-based early education and child care, preschool and elementary education. Back-up care includes center-based back-up child care, in-home care for children and adult/elder dependents, school age camps, virtual tutoring, and self-sourced reimbursed care. Educational advisory and other services primarily consist of tuition assistance and student loan repayment program administration, workforce education, related educational advising, college admissions advisory services, and Sittercity, an online marketplace for families and caregivers. Additional information about our operations, structure and services is included in “Business — Our Operations” in Item 1 of this Annual Report on Form 10-K. Additional segment information is included in Note 17, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
COVID-19 Pandemic and 2021 Performance Factors
Since March 2020, our global operations have been significantly impacted by the ongoing COVID-19 pandemic and the measures undertaken to prevent its spread. During the early stages of the pandemic, most of our child care centers were temporarily closed. We responded by focusing on health and safety, supporting clients and their essential frontline workers and pivoting to expand back-up care solutions for clients and employees to meet the surge in need and demand. While nearly all of our centers have subsequently re-opened, we continue to be impacted by the ongoing effects of COVID-19, including the resurgence of infections and variants of the virus, which impacted enrollment growth, as well as the challenges of managing precautionary and preventative measures such as vaccination and mask mandates, virus exposures affecting our staff and families who attend our centers, and disrupted staff availability. We have and will continue to monitor and respond to the changing conditions, challenges and disruptions resulting from the COVID-19 pandemic, including labor constraints affecting the early education and child care industry, as well as the changing needs of clients, families and children. We remain focused on our strategic priorities to deliver high quality education and care services, connect across our service lines, extend our impact on new customers and clients, and preserve our strong culture. Delays in client and business return-to-office, changing workplace trends, and increased competition for labor, particularly for teaching staff, may temporarily slow our overall recovery and impact enrollment. It remains difficult to predict the full impact of the pandemic, but we remain committed to families, clients and our employees. In 2022, we continue to focus on growing enrollment in our centers and expanding the delivery of back-up use across our network of providers.

We remain confident in our business model, the strength and breadth of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing market conditions. However, the broad effects of COVID-19, its duration and the scope of ongoing and related disruptions cannot be predicted and are affected by many interdependent variables and decisions by government authorities and our client partners, as well as demand, economic, workforce and labor market trends, the availability, adoption and effectiveness of vaccines among the public, teachers and young children, and developments in the persistence and treatment of COVID-19.
Our ability to fully return to the operating income levels at which we operated prior to COVID-19, and to continue to increase operating income in the future will depend upon our ability to continue to regain and sustain the following characteristics of our business and our strategic growth priorities:
•maintenance and incremental growth of enrollment in our mature and ramping centers, and cost management in response to changes in enrollment in our centers,
•effective pricing strategies, including annual tuition increases that correlate with expected annual increases in personnel costs, including wages and benefits, and additional pricing actions to accommodate higher operating costs and the impact of persistent inflation,
•additional growth in expanded service offerings and cross-selling of services to clients,
•successful identification and integration of acquisitions and transitions of management of centers, and
•successful management and improvement of underperforming centers.
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021		2020		2019
	(In thousands, except percentages)
Revenue	$1,755,307	100.0%	$1,515,093	100.0%	$2,062,017	100.0%
Cost of services	1,340,296	76.4%	1,210,544	79.9%	1,539,081	74.6%
Gross profit	415,011	23.6%	304,549	20.1%	522,936	25.4%
Selling, general and administrative expenses	256,821	14.6%	219,563	14.5%	221,496	10.7%
Amortization of intangible assets	29,172	1.6%	31,652	2.1%	33,621	1.7%
Income from operations	129,018	7.4%	53,334	3.5%	267,819	13.0%
Loss on extinguishment of debt	(2,571)	(0.2)%	—	—%	—	—%
Interest expense — net	(36,099)	(2.1)%	(37,682)	(2.5)%	(45,154)	(2.2)%
Income before income tax	90,348	5.1%	15,652	1.0%	222,665	10.8%
Income tax benefit (expense)	(19,889)	(1.1)%	11,340	0.8%	(42,279)	(2.1)%
Net income	$70,459	4.0%	$26,992	1.8%	$180,386	8.7%

Adjusted EBITDA (1)	$272,068	15.5%	$224,396	14.8%	$394,857	19.1%
Adjusted income from operations (1)	$140,178	8.0%	$91,738	6.1%	$268,445	13.0%
Adjusted net income (1)	$121,396	6.9%	$93,549	6.2%	$216,604	10.5%
(1)Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP financial measures and are not determined in accordance with accounting principles generally accepted in the United States (“GAAP”). Refer to “Non-GAAP Financial Measures and Reconciliation” below for a reconciliation of these non-GAAP financial measures to their respective measures determined under GAAP.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Revenue. Revenue increased by $240.2 million, or 16%, to $1.8 billion for the year ended December 31, 2021 from $1.5 billion for the prior year. The following table summarizes the revenue and percentage of total revenue for each of our segments for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021		2020		Change 2021 vs 2020
	(in thousands, except percentages)
Full service center-based child care	$1,297,208	73.9%	$1,032,266	68.2%	$264,942	25.7%
Tuition	1,145,723	88.3%	849,405	82.3%	296,318	34.9%
Management fees and operating subsidies	151,485	11.7%	182,861	17.7%	(31,376)	(17.2)%
Back-up care	351,103	20.0%	388,294	25.6%	(37,191)	(9.6)%
Educational advisory and other services	106,996	6.1%	94,533	6.2%	12,463	13.2%
Total revenue	$1,755,307	100.0%	$1,515,093	100.0%	$240,214	15.9%
Revenue generated by the full service center-based child care segment for the year ended December 31, 2021 increased by $264.9 million, or 26%, when compared to the prior year. Revenue growth in this segment was attributable to enrollment increases in our open centers and the re-opening of our temporarily closed centers. Tuition revenue increased by $296.3 million, or 35%, when compared to the prior year, on a 28% increase in enrollment. While enrollment in our centers continues to improve, our centers are operating below pre-COVID-19 enrollment levels as the ongoing disruption of the pandemic and labor market challenges have slowed the recovery. We expect continued revenue improvement throughout 2022. Higher foreign currency exchange rates for our United Kingdom and Netherlands operations also contributed to our revenue growth, which increased 2021 tuition revenue by approximately 2%, or $16.7 million. Management fees and operating subsidies from employer sponsors decreased $31.4 million, or 17%, due to lower operating subsidies required to support center operations as a result of the increase in enrollment and the associated tuition revenue, and due to the funding received from government support programs that reduced certain operating costs, which impacted the related operating subsidies.
Revenue generated by back-up care services in the year ended December 31, 2021 decreased by $37.2 million, or 10%, when compared to the prior year. While we had gains from expanded sales to new clients, increased utilization from existing clients, and increases in traditional in-center and in-home use in 2021, back-up care revenue decreased compared to the prior year as 2020 benefited from significant demand for back-up care services (primarily for self-sourced reimbursed care) during the early stages of the pandemic when other care alternatives were not available. We expect traditional in-center and in-home use to continue to improve throughout 2022. An acquisition completed in 2021 contributed $10.3 million to this segment during the year.
Revenue generated by educational advisory and other services in the year ended December 31, 2021 increased by $12.5 million, or 13%, when compared to the prior year. Revenue growth in this segment was primarily attributable to contributions from sales to new clients and increased utilization from existing clients. An acquisition completed in 2020 contributed $6.9 million to the growth of this segment in 2021.
Cost of Services. Cost of services increased $129.8 million, or 11%, to $1.3 billion for the year ended December 31, 2021 from $1.2 billion for the prior year.
Cost of services in the full service center-based child care segment increased by $99.6 million, or 10%, to $1.1 billion in the year ended December 31, 2021, when compared to the prior year. The increase in cost of services is primarily associated with the enrollment increase in our centers and the re-opening of our temporarily closed centers. Funding from government support programs reduced certain payroll and other operating expenses in 2021 by a total of $50.9 million, partially offset by impairment costs of $10.6 million related to long-lived assets. Cost of services in 2020 included a reduction in certain payroll and operating expenses of $83.5 million associated with funding from government support programs, partially offset by impairment costs of $26.2 million related to long-lived assets and center closure costs of $6.6 million associated with the permanent closure of certain centers, including related severance and facilities costs.
Cost of services in the back-up care segment increased by $24.9 million, or 17%, to $170.0 million in the year ended December 31, 2021, when compared to the prior year. Cost of services in 2020 included impairment costs of $2.1 million related to an equity investment. After taking these charges into account, cost of services increased by $27.0 million, or 19%, in the year ended December 31, 2021, primarily associated with the effects of a change in the revenue mix and the return to higher levels of traditional in-center and in-home care in 2021 compared to more significant self-sourced reimbursed care in the prior year. Included in cost of services for 2021 were increased care provider fees generated by the increase in utilization levels of traditional in-center and in-home care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service delivery.

Cost of services in the educational advisory and other services segment increased by $5.2 million, or 12%, to $49.6 million in 2021 due to costs related to delivering services to the expanding customer base and continued investments in personnel, marketing and technology.
Gross Profit. Gross profit increased by $110.5 million, or 36%, to $415.0 million for the year ended December 31, 2021 from $304.5 million for the prior year. Gross profit margin was 24% of revenue for the year ended December 31, 2021, an increase of approximately 4% compared to the year ended December 31, 2020. The increase was primarily due to improved margins in the full service center-based child care segment from enrollment increases at open centers and the re-opening of temporarily closed centers, partially offset by reduced contributions from our back-up care services as a result of the shift in the service delivery mix back towards pre-COVID-19 levels and margins, with increasing utilization of traditional in-home and center-based care and a decrease in self-sourced reimbursed care.
Selling, General and Administrative Expenses (“SGA”). SGA increased $37.2 million, or 16.9%, to $256.8 million for the year ended December 31, 2021 from $219.6 million for the year ended December 31, 2020, in order to support the business throughout the pandemic and as it re-ramps, and due to incremental overhead associated with acquired businesses. SGA was 15% of revenue for the year ended December 31, 2021, consistent with 2020.
Amortization of Intangible Assets. Amortization expense on intangible assets was $29.2 million for the year ended December 31, 2021, a decrease from $31.7 million in the prior year, due to the use of the accelerated method of amortization for certain intangibles and decreases from intangible assets becoming fully amortized during the period, partially offset by increases from the acquisitions completed in 2020 and 2021. Refer to Note 6, Goodwill and Intangible Assets, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details.
Income from Operations. Income from operations increased by $75.7 million, or 142%, to $129.0 million for the year ended December 31, 2021 when compared to the prior year. The following table summarizes income (loss) from operations and percentage of revenue for each of our segments for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021		2020		Change 2021 vs 2020
	(In thousands, except percentages)
Full service center-based child care	$(8,431)	(0.6)%	$(155,382)	(15.1)%	$146,951	94.6%
Back-up care	115,173	32.8%	182,938	47.1%	(67,765)	(37.0)%
Educational advisory and other services	22,276	20.8%	25,778	27.3%	(3,502)	(13.6)%
Income from operations	$129,018	7.4%	$53,334	3.5%	$75,684	141.9%
The increase in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $147.0 million, or 95%, for the year ended December 31, 2021, when compared to the same period in 2020 primarily due to increases in tuition revenue from enrollment growth in our open centers and the re-opening of temporarily closed centers.
•Income from operations for the back-up care segment decreased $67.8 million, or 37%, in the year ended December 31, 2021 when compared to the same period in 2020 as the service delivery mix continues to shift back towards pre-COVID-19 levels, with increasing utilization of traditional in-home and center-based care and a decrease in self-sourced reimbursed care compared to the prior year, which benefited from increased demand during the early stages of the pandemic.
•Income from operations for the educational advisory and other services segment decreased $3.5 million, or 14%, in the year ended December 31, 2021 when compared to the same period in 2020 due to investments in personnel, marketing and technology to support the growth of the segment.
Loss on Extinguishment of Debt. A loss on the extinguishment of debt of $2.6 million was recorded in the year ended December 31, 2021, related to the unamortized original issue cost and deferred financing fees that were written off in connection with the November 2021 debt refinancing. Refer to Note 11, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details.
Net Interest Expense. Net interest expense decreased to $36.1 million for the year ended December 31, 2021 from $37.7 million for the year ended December 31, 2020, due to decreased borrowings under our revolving credit facility as well as decreases in the interest rates applicable to our debt. Including the effects of the interest rate swap arrangements, which matured October 31, 2021, the weighted average interest rates for the term loans and revolving credit facility were 2.98% and 3.23% for the years ended December 31, 2021 and 2020, respectively.

Income Tax Expense. We recorded an income tax expense of $19.9 million during the year ended December 31, 2021, at an effective income tax rate of 22.0%, compared to income tax benefit of $11.3 million, at an effective income tax rate of (72.5)%, during the prior year. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which had a proportionately greater effect in 2020 due to the significantly lower income before income tax and greater amount of deductions received. The excess tax benefits reduced income tax expense by $7.8 million in 2021, compared to $16.2 million in 2020, due to lower volume of equity transactions and lower excess tax benefits realized on each transaction. Refer to Note 14, Stockholders’ Equity and Stock-based Compensation, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details. The effective income tax rate would have approximated 29% and 28% for the years ended December 31, 2021 and 2020, respectively, prior to the inclusion of the excess tax benefit from stock-based compensation and other discrete items.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $47.7 million, or 21%, and $48.4 million, or 53%, respectively, for the year ended December 31, 2021 over the comparable period in 2020 primarily as a result of the increase in gross profit in the full service center-based child care segment, partially offset by reduced contributions from back-up care services.
Adjusted Net Income. Adjusted net income increased $27.8 million, or 30%, for the year ended December 31, 2021 when compared to the same period in 2020 primarily due to the increase in income from operations, partially offset by a higher effective tax rate.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Revenue. Revenue decreased $546.9 million, or 27%, to $1.5 billion for the year ended December 31, 2020 from $2.1 billion for the prior year. The following table summarizes the revenue and percentage of total revenue for each of our segments for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020		2019		Change 2020 vs 2019
	(In thousands, except percentages)
Full service center-based child care	$1,032,266	68.2%	$1,684,006	81.6%	$(651,740)	(38.7)%
Tuition	849,405	82.3%	1,551,433	92.1%	(702,028)	(45.3)%
Management fees and operating subsidies	182,861	17.7%	132,573	7.9%	50,288	37.9%
Back-up care	388,294	25.6%	296,330	14.4%	91,964	31.0%
Educational advisory services	94,533	6.2%	81,681	4.0%	12,852	15.7%
Total revenue	$1,515,093	100.0%	$2,062,017	100.0%	$(546,924)	(26.5)%
Revenue generated by the full-service center-based child care segment for the year ended December 31, 2020 decreased by $651.7 million, or 39%, when compared to the prior year. The decrease was attributable to the temporary and permanent closure of our centers during the year in response to the COVID-19 pandemic, and reduced enrollment in the centers that re-opened. Tuition revenue decreased by $702.0 million, or 45%, when compared to the prior year, on a 43% decrease in enrollment. We had 910 early education and child care centers open as of December 31, 2020, of the 1,014 centers we operated at that date, compared to 1,084 open early education and child care centers as of December 31, 2019. During 2020, we opened 18 new centers and permanently closed 88 center locations where demand and economic trends had shifted. While the large majority of our centers were open to serve children and families as of December 31, 2020, we remained in the re-ramp phase and enrollment was well below pre-COVID-19 levels. Management fees and operating subsidies from employer sponsors increased $50.3 million, or 38%, due to additional operating subsidies received to support center operations in connection with the decrease in tuition revenue from the temporary center closures.
Revenue generated by back-up care services in the year ended December 31, 2020 increased by $92.0 million, or 31%, when compared to the prior year. Revenue growth in this segment was primarily attributable to expanded sales to new clients and increased utilization by existing customers due to unprecedented demand for our back-up care services (in particular, for the use of self-sourced reimbursed care during the second quarter, which is recorded on a net basis) as clients and families pursued additional coverage and supports as a result of continued business and school closures. Although self-sourced reimbursed care offered an important alternative to clients and families during the early stages of the pandemic, demand for back-up care started to shift toward more traditional in-center and in-home service delivery in the third and fourth quarters as more centers resumed operations, and as businesses and schools re-opened, but traditional in-center and in-home use remained below pre-COVID-19 levels as of December 31, 2020.

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
Amortization of Intangible Assets. Amortization expense on intangible assets was $31.7 million for the year ended December 31, 2020, a decrease from $33.6 million in the prior year, due to the use of the accelerated method of amortization for certain intangibles and decreases from intangible assets becoming fully amortized during the period, partially offset by increases from the acquisitions completed in 2019 and 2020. Refer to Note 6, Goodwill and Intangible Assets, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details.
Income from Operations. Income from operations decreased by $214.5 million, or 80%, to $53.3 million for the year ended December 31, 2020 when compared to the prior year. The following table summarizes income (loss) from operations and percentage of revenue for each of our segments for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020		2019		Change 2020 vs 2019
	(In thousands, except percentages)
Full service center-based child care	$(155,382)	(15.1)%	$166,011	9.9%	$(321,393)	(193.6)%
Back-up care	182,938	47.1%	80,394	27.1%	102,544	127.6%
Educational advisory services	25,778	27.3%	21,414	26.2%	4,364	20.4%
Income from operations	$53,334	3.5%	$267,819	13.0%	$(214,485)	(80.1)%

The decrease in income from operations was due to the following:
•Income from operations for the full-service center-based child care segment decreased $321.4 million, or 194%, for the year ended December 31, 2020, when compared to the same period in 2019 due to reduced tuition revenue from temporary and permanent center closures and reduced enrollment in the centers that have re-opened, as well as related impairment charges on long-lived assets of $26.2 million and costs associated with the permanent closure of certain centers of $6.6 million, partially offset by contributions of $83.5 million from government support programs that reduced certain payroll and operating expenses, of which $14.6 million reduced the operating subsidies paid by employers.
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

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except share data)
Net income	$70,459	$26,992	$180,386
Interest expense — net	36,099	37,682	45,154
Income tax expense (benefit)	19,889	(11,340)	42,279
Depreciation	79,658	80,010	74,648
Amortization of intangible assets (a)	29,172	31,652	33,621
EBITDA	235,277	164,996	376,088
Additional adjustments:
COVID-19 related costs (b)	10,582	34,918	—
Stock-based compensation expense (c)	23,060	20,996	17,283
Loss on extinguishment of debt	2,571	—	—
Other costs (d)	578	3,486	626
Non-cash operating lease expense (e)	—	—	860
Total adjustments	36,791	59,400	18,769
Adjusted EBITDA	$272,068	$224,396	$394,857

Income from operations	$129,018	$53,334	$267,819
COVID-19 related costs (b)	10,582	34,918	—
Other costs (d)	578	3,486	626
Adjusted income from operations	$140,178	$91,738	$268,445

Net income	$70,459	$26,992	$180,386
Income tax expense (benefit)	19,889	(11,340)	42,279
Income before income tax	90,348	15,652	222,665
Amortization of intangible assets (a)	29,172	31,652	33,621
COVID-19 related costs (b)	10,582	34,918	—
Stock-based compensation expense (c)	23,060	20,996	17,283
Loss on extinguishment of debt	2,571	—	—
Other costs (d)	578	3,486	626
Adjusted income before income tax	156,311	106,704	274,195
Adjusted income tax expense (f)	(34,915)	(13,155)	(57,591)
Adjusted net income	$121,396	$93,549	$216,604

Weighted average common shares outstanding — diluted	60,871,399	60,309,985	58,947,240
Diluted adjusted earnings per common share	$1.99	$1.55	$3.67
(a)Represents amortization of intangible assets, including annual amortization expense of approximately $20.0 million associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)COVID-19 related costs represent impairment costs for investments and long-lived assets as a result of center closures and decreases in the fair values for certain centers that are open or temporarily closed, and other costs incurred as a result of the impact of COVID-19 on our operations and related management actions. For the year ended December 31, 2021, impairment costs totaled $10.6 million related to the full service center-based child care segment. For the year ended December 31, 2020, impairment costs totaled $28.3 million, of which $26.2 million related to the full service center-based child care segment and $2.1 million related to the back-up care segment. Other COVID-19 related costs totaled $6.6 million for the year ended December 31, 2020 and were primarily associated with the closure of centers, including severance and facilities costs.

(c)Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(d)Other costs in the year ended December 31, 2021 represent transaction costs incurred in connection with completed acquisitions. Other costs in the year ended December 31, 2020 relate to occupancy costs incurred for our new corporate headquarters during the construction period, which represented duplicative office costs in 2020 while we also continued to carry the costs for our previous corporate headquarters. Other costs in the year ended December 31, 2019 represent transaction costs incurred in connection with completed acquisitions.
(e)Represents the excess of lease expense over cash lease expense (for periods prior to 2020).
(f)Represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 22%, 12% and 21% for the years ended December 31, 2021, 2020 and 2019, respectively. The effective tax rates represent a tax rate of approximately 28% for both 2021 and 2020 and approximately 26% for 2019, applied to the adjusted income before income tax, less the effect of excess tax benefits related to equity transactions.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, the excess of lease expense over cash lease expense (prior to fiscal 2020), stock-based compensation expense, impairment costs and other costs incurred due to the impact of COVID-19, including center closing costs, transaction costs and other nonrecurring costs, such as expenses related to acquisitions, and duplicative corporate office costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by (used in) operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Item 8 of this Annual Report on Form 10-K. We understand that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory and other services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $261.0 million in cash ($265.3 million including restricted cash) at December 31, 2021, of which $25.8 million was held in foreign jurisdictions, compared to $384.3 million in cash ($388.5 million including restricted cash) at December 31, 2020, of which $43.6 million was held in foreign jurisdictions. Operations outside of North America accounted for 26% and 23% of our consolidated revenue for the years ended December 31, 2021 and 2020, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the years ended December 31, 2021 and 2020.
On April 21, 2020, the Company completed the issuance and sale of 2,138,580 shares of common stock to Durable Capital Master Fund LP at a price of $116.90 per share. The Company received net proceeds from the offering of $249.8 million, which strengthened our liquidity and financial position, and increased our cash and cash equivalents.
Our revolving credit facility is part of our senior secured credit facilities, which consist of secured term loans and a $400 million revolving credit facility. There were no borrowings outstanding on our revolving credit facility at December 31, 2021 and 2020. On November 23, 2021, the Company amended its existing senior secured credit facilities to refinance the existing secured term loan facility with a new term loan B facility of $600 million and a new term loan A facility of $400 million. Proceeds of $1 billion from the new term loans, together with cash on hand, were used to repay $1.03 billion in outstanding term loans and related fees and expenses. Refer to Note 11, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on our senior secured credit facilities.
We had a working capital deficit of $81.9 million at December 31, 2021 and working capital of $93.4 million at December 31, 2020. Our working capital deficit in 2021 has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that our cash flows from operating activities will continue to be impacted while our center operating performance ramps enrollment. During this re-enrollment phase, cash flows from operating activities will be supported by our existing cash, as well as borrowings available under our revolving credit facility, as needed. As we focus on the enrollment and ramping of centers, we continue to prioritize investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt.
We have participated in certain government support programs, including certain grants, tax deferrals and tax credits allowed pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Consolidated Appropriations Act, 2021 (“CAA”), and the American Rescue Plan Act of 2021 (“ARPA”) in the United States, as well as certain tax deferrals, tax credits, and employee wage support in the United Kingdom, and may continue to do so in the future. During the years ended December 31, 2021 and 2020, $50.9 million and $83.5 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $16.0 million and $14.6 million, respectively, reduced the operating subsidies paid by employers for the related child care centers. As of December 31, 2021 and 2020, $3.3 million and $8.4 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs, and as of December 31, 2021, $3.9 million was recorded to other current liabilities related to government support received related to future periods. As of December 31, 2021, payroll tax deferrals of $7.0 million were recorded in accounts payable and accrued expenses on the consolidated balance sheet and as of December 31, 2020, payroll tax deferrals were $20.4 million, of which $10.2 million was included in accounts payable and accrued expenses and $10.2 million was included in other long-term liabilities. There is no assurance that these government support programs will continue in the future at current levels, or at all.
As of December 31, 2021, we had $791.3 million in lease liabilities, $87.3 million of which is short term in nature. Refer to Note 4, Leases, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on leases, including the maturity of the contractual obligations related to our lease liabilities.
The board of directors authorized a share repurchase program of up to $400 million of our outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date and replaced the prior June 2018 authorization, of which $0.2 million remained available thereunder. During the year ended December 31, 2021, we repurchased 1.6 million shares for $214.1 million, and at December 31, 2021, $380.6 million remained available under the repurchase program. During the year ended December 31, 2020, we repurchased 0.2 million shares for $32.2 million. All repurchased shares have been retired.

We believe that funds provided by operations, our existing cash balances and borrowings available under our revolving credit facility will be adequate to fund all obligations and liquidity requirements for at least the next twelve months. However, continued disruption from COVID-19 or if we were to undertake any significant acquisitions or make investments in the purchase of facilities for new or existing centers, we could require financing beyond our existing cash and borrowing capacity, and it could be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, or at all.

Cash Flows	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net cash provided by operating activities	$227,253	$209,572	$330,353
Net cash used in investing activities	$(117,389)	$(83,825)	$(189,070)
Net cash provided by (used in) financing activities	$(230,030)	$228,996	$(149,128)
Cash, cash equivalents and restricted cash — beginning of year	$388,465	$31,192	$38,478
Cash, cash equivalents and restricted cash — end of year	$265,281	$388,465	$31,192
Cash Provided by Operating Activities
Cash provided by operating activities was $227.3 million for the year ended December 31, 2021, compared to $209.6 million for 2020. The increase in cash provided by operating activities primarily resulted from the $43.5 million increase in net income from the prior year, and increases associated with growth in the full service center-based child care segment and the related increase in tuition fees collected in advance as children re-enroll in our centers, offset by changes in working capital arising from the timing of billings and payments when compared to the prior year.
Cash provided by operating activities was $209.6 million for the year ended December 31, 2020, compared to $330.4 million for the same period in 2019. The decrease in cash provided by operating activities primarily resulted from the $153.4 million decrease in net income from the prior year, and from changes in working capital arising from the timing of billings and payments when compared to 2019, including increases in accounts receivable associated with slower collections, and an increase in other current assets for amounts receivable from government support programs which were not present in 2019. The decrease in cash provided by operating activities was partially offset by client deposits, and the effects of payroll tax and rent payment deferrals during the period.
Cash Used in Investing Activities
Cash used in investing activities was $117.4 million for the year ended December 31, 2021 compared to $83.8 million for the prior year, and was related to fixed asset additions, acquisitions, and other investments. The increase in cash used in investing activities in 2021 was primarily related to acquisitions, partially offset by lower fixed asset additions. During the year ended December 31, 2021, we invested $53.9 million in five acquisitions, and to a lesser extent, for settlements of prior year acquisitions, compared to $8.3 million used for three acquisitions in 2020. During the year ended December 31, 2021, we invested $57.7 million, net of proceeds from the sale of fixed assets, in fixed asset purchases for new child care centers, and maintenance and refurbishments in our existing centers, compared to a net investment of $72.8 million during the same period in 2020.
Cash used in investing activities was $83.8 million for the year ended December 31, 2020 compared to $189.1 million for the same period in 2019, and was related to fixed asset additions, acquisitions, and other investments. The decrease in cash used in investing activities was primarily related to a lower volume of fixed asset additions and acquisitions in 2020 as we prioritized investments to the most critical operating areas in response to the COVID-19 pandemic. During the year ended December 31, 2020, we invested $8.3 million for three acquisitions, and to a lesser extent, for settlements of prior year acquisitions, compared to $53.4 million used for eight acquisitions in 2019. During the year ended December 31, 2020, we invested $72.8 million, net of proceeds from the sale of fixed assets, in fixed asset purchases for new child care centers, and maintenance and refurbishments in our existing centers, compared to a net investment of $104.8 million during the same period in 2019. Additionally, during the year ended December 31, 2019, we invested $25.0 million in debt securities and other investments, $24.7 million of which were net purchases by our wholly-owned captive insurance company using restricted cash, and invested $5.9 million for a 20% interest in a provider of full service center-based child care and back-up care services in Germany, compared to net investments in debt securities of $2.7 million in 2020.
We estimate that in 2022 we will continue to spend on fixed asset additions related to new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology and equipment. As part of our growth strategy, we also expect to continue to make selective acquisitions.

Cash Provided by (Used in) Financing Activities
Cash used in financing activities was $230.0 million for the year ended December 31, 2021 compared to cash provided by financing activities of $229.0 million in 2020. The change in financing activities was primarily related to an increase in share repurchases in 2021, which were $213.8 million in the year ended December 31, 2021 compared to $32.7 million in 2020, and capital raised in the year ended December 31, 2020 of $249.8 million from the issuance and sale of common stock. Cash used in financing activities was $149.1 million in the year ended December 31, 2019 and consisted primarily of repayments on the revolving credit facility of $117.9 million, net of borrowings.
Debt
Our senior secured credit facilities consist of a term loan B facility, term loan A facility, and a $400 million multi-currency revolving credit facility.
Long term debt obligations were as follows:

	December 31,
	2021	2020
	(In thousands)
Term loan B	$600,000	$1,034,688
Term loan A	400,000	—
Deferred financing costs and original issue discount	(7,604)	(3,801)
Total debt	992,396	1,030,887
Less current maturities	(16,000)	(10,750)
Long-term debt	$976,396	$1,020,137
On November 23, 2021, the Company amended its existing senior secured credit facilities to refinance the existing secured term loan facility with a new term loan B facility (“term loan B”) of $600 million and a new term loan A facility (“term loan A”) of $400 million, collectively the “term loan facilities” or “term loans.” Proceeds of $1 billion from the new term loans, together with cash on hand, were used to repay $1.03 billion in outstanding term loans and related fees and expenses. The terms of the existing $400 million multi-currency revolving credit facility (“revolving credit facility”) were not modified in the November 2021 amendment.
The seven year term loan B matures on November 23, 2028 and requires quarterly principal payments equal to 1% per annum of the original aggregate principal amount of the term loan B, with the remaining principal balance due at maturity. The five year term loan A matures on November 23, 2026 and requires quarterly principal payments equal to 2.5% per annum of the original aggregate principal amount of the term loan A in each of the first three years, 5% in the fourth year, and 7.5% in the fifth year. The remaining principal balance is due at maturity.
On May 26, 2021, the Company amended its existing senior secured credit facilities to, among other changes, extend the revolving credit facility maturity date from July 31, 2022 to May 26, 2026, and reduce the interest rates applicable to borrowings outstanding on the revolving credit facility. There were no borrowings outstanding on the revolving credit facility at both December 31, 2021 and 2020, with $400 million available for borrowing.
In April and May 2020, we amended our existing senior credit facilities to, among other things, increase the borrowing capacity of our revolving credit facility from $225 million to $400 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants.
Borrowings under the credit agreement are subject to variable interest. Based on the interest rates in effect as of December 31, 2021, interest payments on the outstanding principal balance of the term loans, including commitment fees on the revolving credit facility, are estimated at $23 million annually. However, actual interest paid may be different from these estimates based on changes in the market.
We mitigate our interest rate exposure with interest rate cap agreements. During December 2021, the Company entered into interest rate cap agreements with a total notional value of $900 million, designated and accounted for as cash flow hedges from inception. Interest rate cap agreements for $600 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 2.5%. Interest rate cap agreements for $300 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 3.0%.

In June 2020, the Company entered into interest rate cap agreements with a total notional value of $800 million. These interest rate cap agreements, designated and accounted for as cash flow hedges, provide us with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have a forward starting effective date of October 29, 2021 and expire on October 31, 2023.
We entered into variable-to-fixed interest rate swap agreements on $500 million notional amount of the outstanding term loan borrowings. These swap agreements, designated and accounted for as cash flow hedges, matured on October 31, 2021. The weighted average interest rate for the term loans was 2.98%, and 3.23% for the years ended December 31, 2021 and 2020, respectively, including the impact of the interest rate swap agreements prior to its maturity.
The term loan A facility and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. We were in compliance with our financial covenant at December 31, 2021.
The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. Refer to Note 11, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. Preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The accounting policies and estimates we believe are critical in the preparation of our consolidated financial statements relate to revenue recognition and goodwill and other intangible assets. We have other significant accounting policies that are more fully described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Both our critical and significant accounting policies are important to an understanding of the consolidated financial statements.
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
Our revenue recognition policy generally does not have significant judgments or estimates that significantly affect the determination of the amount, the allocation of the transaction price to performance obligations, or timing of revenue from contracts with customers. The nature of our services does not require significant judgment or estimates to determine when control transfers to the customer. Based on past practices and customer specific circumstances, we occasionally may grant concessions that impact the total transaction price. If the transaction price may be subject to adjustment, significant judgment may be required to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur. As of December 31, 2021 and 2020, there were no material estimates related to the constraint of cumulative revenue recognized.
Full-Service Center-Based Child Care
Our full-service center-based child care services include traditional center-based early education and child care, preschool, and elementary education. We provide center-based child care services under two principal business models: (1) a cost-plus model, where we are paid a fee by an employer client for managing a child care center on a cost-plus basis, and (2) a P&L model, where we assume the financial risk of operating a child care center and provide care on either an exclusive or priority enrollment basis to the employees of an employer sponsor, as well as to families in the surrounding community. In both the cost-plus and sponsor P&L models, the employer sponsor retains responsibility for the development of a new child care center (which is generally owned or leased by the sponsor), as well as ongoing maintenance and repairs. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services to their employees. Under all model types, we retain responsibility for all aspects of operating the child care center, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.

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
We enter into contracts with employer sponsors to manage and operate their early education and child care centers for a management fee, or to provide child care services to their employees on an exclusive or priority basis. These arrangements generally have a contractual term of three to ten years with varying terms and renewal and cancellation options, and may also include operating subsidies paid either in lieu of or to supplement parent tuition. The management fee included in contracts with employer sponsors is typically a monthly amount, and generally includes an annual escalator that is intended to reflect expected future cost increases. Annual escalators are generally stated as a percentage or as a reference to a consumer price index. The contracts also generally include a termination right with a notice period. We allocate revenue for contracts with an accounting term in excess of one year to the applicable contract year based on the rates applicable for that annual period, which is commensurate with the expected increases to the cost of providing the service, our standard pricing practices, as well as the overall allocation objective described in the guidance. Services provided to the employer sponsor represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over time, which transfers daily. Fees paid by the employer sponsor are recognized on a daily basis, but for convenience are recorded on a monthly basis (i.e., the same monthly amount within the contract year using the time elapsed method).
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
Back-Up Care Services
Back-up care services consist of center-based back-up child care, in-home child and adult/elder dependent care, school-age camps, virtual tutoring, and self-sourced reimbursed care. We provide back-up care services through our child care centers, school-age camps and in-home caregivers, as well as through the back-up care network. Our back-up care offers access to a contracted network of in-home service agencies and center-based providers in locations where we do not otherwise have in-home caregivers or centers with available capacity, and to a network of tutoring service providers. Self-sourced reimbursed care is a reimbursement program for clients to utilize in emergency-type situations to provide payments to their employees.
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
Educational Advisory and Other Services
Our educational advisory services consist of tuition assistance and student loan repayment program administration, workforce education, and related educational consulting services (“EdAssist Solutions”), and college admissions advisory services (“College Coach”). Educational advisory services revenue is primarily comprised of fixed and variable fees paid by employer clients for program management, coaching, and subscription of content, and, to a lesser extent, retail fees collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for educational advisory services are determined based on the expected number of program participants and the services selected, and are generally billed in advance. Revenue for EdAssist Solutions is recognized on a straight-line basis using the time-elapsed method over the contract term with additional charges recognized in the month the additional services are provided consistent with the overall allocation objective. Revenue for College Coach is recognized over the contract term as college admissions advisory services are provided and customers receive the benefit.

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

During the year ended December 31, 2021, we recorded impairment charges for long-lived assets of $10.6 million related to fixed assets and operating lease right-of-use assets.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures relate to foreign currency exchange rate risk and interest rate risk.
Foreign Currency Risk
Our exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom, the Netherlands, and India. We have not used financial derivative instruments to hedge foreign currency exchange rate risks associated with our foreign subsidiaries.
The assets and liabilities of our British, Dutch, and Indian subsidiaries, whose functional currencies are the British pound, Euro, and Indian rupee, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, our consolidated income before income tax would have decreased by approximately $2.2 million for 2021.
Interest Rate Risk
Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our revolving credit facility and term loan facilities that are subject to variable interest rates, and on our investments in marketable debt securities. We entered into variable-to-fixed interest rate swap agreements to mitigate the exposure to variable interest arrangements. In October 2021, our interest rate swap agreements matured and therefore we had no interest rate swap agreements in a cash flow hedging relationship as of December 31, 2021. Our interest rate swaps had an underlying fixed notional amount of $500 million subject to a total interest rate of approximately 3.65%.
In June 2020, we entered into interest rate cap agreements with a total notional value of $800 million, designated and accounted for as cash flow hedges from inception, to provide us with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have a forward starting effective date of October 29, 2021 and expire on October 31, 2023.
In December 2021, we entered into additional interest rate cap agreements with a total notional value of $900 million, and are designated and accounted for as cash flow hedges from inception. Interest rate cap agreements for $600 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide us with interest rate protection in the event the one-month LIBOR rate increases above 2.5%. Interest rate cap agreements for $300 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide us with interest rate protection in the event the one-month LIBOR rate increases above 3.0%.
At December 31, 2021, we had borrowings outstanding of $1.0 billion under our term loan facilities, which were subject to a weighted average interest rate of 2.98% during the year then ended, including the impact of the interest rate swap agreements prior to their maturity.
Based on the borrowings outstanding under the senior secured credit facilities during 2021, we estimate that had the average interest rate on our borrowings increased by 100 basis points in 2021, our interest expense for the year would have increased by approximately $2.2 million, including the impact of the interest rate hedge agreements prior to their maturity.
These estimates assume the interest rate of each variable rate borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings subject to variable interest rates at that time. Therefore, the estimated increase in interest expense as calculated above may not be indicative of future expenses. As of December 31, 2021, the fair value of our interest rate cap agreements was an asset of $8.8 million.
During the year ended December 31, 2021, our wholly-owned captive insurance entity purchased and sold marketable debt securities, which were classified as available-for-sale. As of December 31, 2021, the fair value of the available-for-sale debt securities was $29.9 million. Our investments in debt securities primarily consist of U.S. Treasury and U.S. government agency securities that carry a fixed coupon rate, as well as certificate of deposits, and treasury bills with maturities greater than three months. As of December 31, 2021, a hypothetical increase in interest rates of 100 basis points would not have a material adverse impact on the fair value of our investment portfolio. Any unrealized gains or losses are recorded in accumulated other comprehensive loss and are realized if the debt securities are sold prior to maturity.

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
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Bright Horizons Family Solutions Inc.
Newton, Massachusetts
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue - Refer to Note 2 and 3 to the financial statements
Critical Audit Matter Description
The Company provides center-based early education and child care, back-up child and adult/elder care, tuition assistance and student loan repayment program administration, educational advisory services, and other support services for employers and families. The Company generates revenue from services based on the consideration specified in contracts with customers, which primarily consist of employer sponsors and parents. The Company recognizes revenue when a performance obligation is satisfied by transferring control of the promised services to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. A performance obligation is a promise in a contract to transfer a distinct service to the customer. Revenue is recognized over time as control of the service is transferred to the customer.
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
February 25, 2022
We have served as the Company’s auditor since 2005.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$260,980	$384,344
Accounts receivable — net of allowance for credit losses of $3,006 and $2,357 at December 31, 2021 and 2020, respectively	210,971	176,617
Prepaid expenses and other current assets	68,320	63,224
Total current assets	540,271	624,185
Fixed assets — net	598,134	628,757
Goodwill	1,481,725	1,431,967
Other intangible assets — net	251,032	274,620
Operating lease right-of-use assets	696,425	717,821
Other assets	72,460	49,298
Total assets	$3,640,047	$3,726,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,000	$10,750
Accounts payable and accrued expenses	197,366	194,551
Current portion of operating lease liabilities	87,341	87,181
Deferred revenue	258,438	197,939
Other current liabilities	63,030	40,393
Total current liabilities	622,175	530,814
Long-term debt — net	976,396	1,020,137
Operating lease liabilities	703,911	729,754
Other long-term liabilities	100,091	105,980
Deferred revenue	9,689	10,215
Deferred income taxes	48,509	45,951
Total liabilities	2,460,771	2,442,851
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 59,305,160 and 60,466,168 shares issued and outstanding at December 31, 2021 and 2020, respectively	59	60
Additional paid-in capital	745,615	910,304
Accumulated other comprehensive loss	(37,359)	(27,069)
Retained earnings	470,961	400,502
Total stockholders’ equity	1,179,276	1,283,797
Total liabilities and stockholders’ equity	$3,640,047	$3,726,648
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2021	2020	2019
	(In thousands, except share data)
Revenue	$1,755,307	$1,515,093	$2,062,017
Cost of services	1,340,296	1,210,544	1,539,081
Gross profit	415,011	304,549	522,936
Selling, general and administrative expenses	256,821	219,563	221,496
Amortization of intangible assets	29,172	31,652	33,621
Income from operations	129,018	53,334	267,819
Loss on extinguishment of debt	(2,571)	—	—
Interest expense — net	(36,099)	(37,682)	(45,154)
Income before income tax	90,348	15,652	222,665
Income tax benefit (expense)	(19,889)	11,340	(42,279)
Net income	$70,459	$26,992	$180,386

Earnings per common share:
Common stock — basic	$1.16	$0.45	$3.10
Common stock — diluted	$1.15	$0.45	$3.05
Weighted average common shares outstanding:
Common stock — basic	60,312,690	59,533,104	57,838,245
Common stock — diluted	60,871,399	60,309,985	58,947,240
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$70,459	$26,992	$180,386
Other comprehensive income (loss):
Foreign currency translation adjustments	(15,741)	25,503	19,813
Unrealized gain (loss) on cash flow hedges and investments, net of tax	5,451	(2,241)	(7,789)
Total other comprehensive income (loss)	(10,290)	23,262	12,024
Comprehensive income	$60,169	$50,254	$192,410
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount
	(In thousands, except share data)
Balance at January 1, 2019	57,494,468	$57	$648,651	$—	$(62,355)	$193,124	$779,477
Stock-based compensation expense			17,283				17,283
Issuance of common stock under the Equity Incentive Plan	684,974	1	25,367				25,368
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(84,021)	—	(11,326)				(11,326)
Purchase of treasury stock				(31,944)			(31,944)
Retirement of treasury stock	(211,401)	—	(31,944)	31,944			—
Other comprehensive income					12,024		12,024
Net income						180,386	180,386
Balance at December 31, 2019	57,884,020	58	648,031	—	(50,331)	373,510	971,268
Issuance of common stock	2,138,580	2	249,788				249,790
Stock-based compensation expense			20,996				20,996
Issuance of common stock under the Equity Incentive Plan	758,309	1	35,869				35,870
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(83,428)	—	(12,173)				(12,173)
Purchase of treasury stock				(32,208)			(32,208)
Retirement of treasury stock	(231,313)	(1)	(32,207)	32,208			—
Other comprehensive income					23,262		23,262
Net income						26,992	26,992
Balance at December 31, 2020	60,466,168	60	910,304	—	(27,069)	400,502	1,283,797
Stock-based compensation expense			23,060				23,060
Issuance of common stock under the Equity Incentive Plan	534,729	1	34,969				34,970
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(55,985)	—	(8,662)				(8,662)
Purchase of treasury stock				(214,058)			(214,058)
Retirement of treasury stock	(1,639,752)	(2)	(214,056)	214,058			—
Other comprehensive loss					(10,290)		(10,290)
Net income						70,459	70,459
Balance at December 31, 2021	59,305,160	$59	$745,615	$—	$(37,359)	$470,961	$1,179,276
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,459	$26,992	$180,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,830	111,662	108,269
Amortization of original issue discount and deferred financing costs	2,617	2,785	1,929
Impairment losses on long-lived assets	10,582	26,227	261
Impairment losses on equity investment	—	2,128	—
Loss on extinguishment of debt	2,571	—	—
Stock-based compensation expense	23,060	20,996	17,283
Deferred income taxes	(4,996)	(12,277)	(11,344)
Changes in fair value of contingent consideration	7,338	(1,390)	557
Other non-cash adjustments	(254)	615	(2,745)
Changes in assets and liabilities:
Accounts receivable	(34,624)	(27,470)	(15,718)
Prepaid expenses and other current assets	(4,397)	(10,656)	1,818
Accounts payable and accrued expenses	6,238	22,998	9,032
Income taxes	(6,781)	(4,218)	4,999
Deferred revenue	60,198	3,686	23,038
Leases	(5,709)	20,411	11,762
Other assets	(9,813)	3,162	(904)
Other current and long-term liabilities	1,934	23,921	1,730
Net cash provided by operating activities	227,253	209,572	330,353
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(63,491)	(84,740)	(111,845)
Proceeds from the disposal of fixed assets	5,829	11,906	7,080
Purchases of debt securities and other investments	(29,912)	(25,705)	(28,015)
Proceeds from the maturity of debt securities and sale of other investments	24,080	22,968	3,000
Payments and settlements for acquisitions — net of cash acquired	(53,895)	(8,254)	(53,425)
Purchase of equity method investment	—	—	(5,865)
Net cash used in investing activities	(117,389)	(83,825)	(189,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Extinguishment of long-term debt	(1,026,625)	—	—
Borrowings of long-term debt, net of issuance costs of $7.7 million	992,298	—	—
Proceeds from stock issuance — net of issuance costs	—	249,790	—
Borrowings under revolving credit facility	—	43,200	288,674
Payments under revolving credit facility	—	(43,200)	(406,532)
Principal payments of long-term debt	(8,063)	(10,750)	(10,750)
Payments for debt issuance costs	(2,057)	(2,818)	—
Purchase of treasury stock	(213,830)	(32,658)	(31,553)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	37,503	38,843	26,559
Taxes paid related to the net share settlement of stock options and restricted stock	(8,662)	(12,173)	(11,326)
Payments of deferred and contingent consideration for acquisitions	(594)	(1,238)	(4,200)
Net cash provided by (used in) financing activities	(230,030)	228,996	(149,128)
Effect of exchange rates on cash, cash equivalents and restricted cash	(3,018)	2,530	559
Net increase (decrease) in cash, cash equivalents and restricted cash	(123,184)	357,273	(7,286)
Cash, cash equivalents and restricted cash — beginning of year	388,465	31,192	38,478
Cash, cash equivalents and restricted cash — end of year	$265,281	$388,465	$31,192
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years ended December 31,
	2021	2020	2019
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$260,980	$384,344	$27,872
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	4,301	4,121	3,320
Total cash, cash equivalents and restricted cash — end of year	$265,281	$388,465	$31,192

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$32,242	$35,349	$43,051
Cash payments of income taxes	$31,662	$10,982	$50,553
Cash paid for amounts included in the measurement of lease liabilities	$141,563	$121,046	$126,071

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$1,957	$6,132	$4,549
Contingent consideration issued for acquisitions	$7,337	$—	$13,870
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$71,271	$103,668	$133,043
Restricted stock reclassified from other current liabilities to equity upon vesting	$4,867	$4,445	$3,576
Treasury stock purchases in other current liabilities	$228	$—	$450
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
COVID-19 Pandemic — Since March 2020, the Company’s global operations have been significantly impacted by the ongoing COVID-19 pandemic and the measures undertaken to prevent its spread. During the early stages of the pandemic, most of the Company’s centers were temporarily closed. While nearly all centers have re-opened, the Company continues to be impacted by the ongoing effects of COVID-19. As of December 31, 2021, the Company operated 1,014 early education and child care centers, of which 977 early education and child care centers were open. The Company remains focused on the enrollment of its centers and expanding the delivery of back-up use across our network of providers.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). The Company’s significant accounting policies are described below.
Reclassification — Certain reclassifications have been made to prior year amounts within the consolidated statements of cash flows and certain footnotes to conform to the current year presentation.
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results may differ from those estimates.
Foreign Operations — The functional currency of the Company’s foreign subsidiaries is their local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period and equity is translated at the historical rates. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included in accumulated other comprehensive income or loss as a separate component of stockholders’ equity.
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
Concentrations of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed at December 31, 2021 and 2020.
Cash, Cash Equivalents, and Restricted Cash — Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of three months or less from the date of purchase.
The Company’s cash management system provides for the funding of the main bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks may be in excess of the cash balances at certain banks, creating book overdrafts. As of December 31, 2021, there were no book overdrafts. As of December 31, 2020, $12.5 million in book overdrafts were included in accounts payable and accrued expenses on the consolidated balance sheet.

The Company’s cash and cash equivalents that are restricted in nature as to withdrawal or usage are classified as restricted cash and are included in prepaid expenses and other current assets. Restricted cash is primarily comprised of cash deposits that guarantee letters of credit, and cash and cash equivalents associated with the Company’s wholly-owned captive insurance company.
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
Activity in the allowance for credit losses was as follows:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Beginning balance	$2,357	$1,226	$2,514
Provision	2,725	2,585	840
Write offs and recoveries	(2,076)	(1,454)	(2,128)
Ending balance	$3,006	$2,357	$1,226
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

Goodwill impairment assessments are performed at the reporting unit level, which are the full service center-based child care and back-up care operating segments, as well as EdAssist, College Coach, and Sittercity. In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s services, regulatory developments, cost factors, and entity specific factors such as overall financial performance and projected results. If an initial qualitative assessment indicates that it is more likely than not that the carrying value exceeds the fair value of a reporting unit, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, the Company compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using the applicable discount rate. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The Company performed a qualitative assessment during the annual impairment review as of October 1, 2021 and concluded that it is not more likely than not that the fair value of the Company’s reporting units are less than their carrying amount. The Company performed a quantitative assessment in the 2020 annual impairment review as of October 1, 2020. No goodwill impairment charges were recorded in the years ended December 31, 2021, 2020, or 2019.
The Company tests certain trade names that are determined to be indefinite-lived intangible assets by comparing the fair value of the trade names with their carrying value. The Company estimates the fair value by estimating the total revenue attributable to the trade names and applying market-derived royalty rates for guideline intangible assets, consistent with the initial valuation of the intangibles. No impairment losses were recorded in the years ended December 31, 2021, 2020 or 2019 in relation to these intangible assets.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and are amortized over the estimated period benefited, generally ranging from two to seventeen years. Intangible assets related to parent relationships are amortized using an accelerated method over their useful lives. All other intangible assets are amortized on a straight-line basis over their useful lives.
Impairment of Long-Lived Assets — The Company reviews long-lived assets, including definite-lived intangible assets, for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Impairment is assessed by comparing the carrying amounts of the assets in the asset group to the estimated undiscounted future cash flows expected to be generated over the remaining useful lives of the asset group. If the estimated cash flows are less than the carrying amounts of the assets, an impairment loss is recognized to reduce the carrying amounts of the assets to their estimated fair value. The impairment is allocated to the long-lived assets in the asset group on a pro rata basis using the relative carrying amounts, but only to the extent the carrying amount of an asset is above its fair value. The determination of fair value for leased assets includes consideration of market rates and what market participants would pay to use the assets.
During the years ended December 31, 2021 and 2020, the Company recognized impairment losses of $10.6 million and $26.2 million, respectively, on fixed assets and operating lease right-of-use assets for certain centers where the carrying amount exceeded the fair value. Refer to Note 13, Fair Value Measurements, for additional information. Impairment losses were immaterial for the year ended December 31, 2019.
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

Full Service Center-Based Child Care
The Company’s full service center-based child care includes traditional center-based early education and child care, preschool, and elementary education. The Company provides its center-based child care services under two principal business models: (1) a cost-plus model, where the Company is paid a fee by an employer client for managing a child care center on a cost-plus basis, and (2) a profit and loss (“P&L”) model, where the Company assumes the financial risk of operating a child care center and provides care on either an exclusive or priority enrollment basis to the employees of an employer sponsor, as well as to families in the surrounding community. In both the cost-plus and sponsor P&L models, the employer sponsor retains responsibility for the development of a new child care center (which is generally owned or leased by the sponsor), as well as ongoing maintenance and repairs. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services to their employees. Under all model types, the Company retains responsibility for all aspects of operating the child care center, including the hiring, training, supervising and compensating employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
Revenue generated from full service center-based child care services is primarily comprised of monthly tuition paid by parents. Tuition is determined based on the age and developmental level of the child, the child’s attendance schedule, and geographic location of the facility. The full service child care offering provided to parents represents a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over time, which transfers daily. The tuition paid by parents is recognized on a daily basis, but for convenience is recorded on a monthly basis.
The Company enters into contracts with employer sponsors to manage and operate their early education and child care centers for a management fee, or to provide child care services to their employees on an exclusive or priority basis. These arrangements generally have a contractual term of three to ten years with varying terms and renewal and cancellation options, and may also include operating subsidies paid either in lieu of or to supplement parent tuition. The management fee included in contracts with employer sponsors is typically a monthly amount, and generally includes an annual escalator that is intended to reflect expected future cost increases. Annual escalators are generally stated as a percentage or as a reference to a consumer price index. The contracts also generally include a termination right with a notice period. The Company allocates revenue for contracts with an accounting term in excess of one year to the applicable contract year based on the rates applicable for that annual period, which is commensurate with the expected increases to the cost of providing the service, the Company’s standard pricing practices, as well as the overall allocation objective described in the guidance. Services provided to the employer sponsor represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over time, which transfers daily. Fees paid by the employer sponsor are recognized on a daily basis, but for convenience is recorded on a monthly basis (i.e., the same monthly amount within the contract year using the time elapsed method).
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
Back-Up Care Services
Back-up care services consist of center-based back-up child care, in-home child and adult/elder dependent care, school-age camps, virtual tutoring, and self-sourced reimbursed care. The Company provides back-up care services through the Company’s early education and child care centers, school-age camps and in-home care providers, as well as through the back-up care network. Bright Horizons back-up care offers access to a contracted network of in-home service agencies and center-based providers in locations where the Company does not otherwise have in-home care providers or centers with available capacity, and to a network of tutoring service providers. Self-sourced reimbursed care is a reimbursement program available to employer sponsors when other care solutions are not available, to provide payments to their employees to assist with the cost of self-sourced dependent care.

Back-up care revenue is primarily comprised of fixed and variable consideration paid by employer sponsors, and, to a lesser extent, co-payments collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for back-up care services are typically determined based on the number of back-up uses purchased, which may be fixed based on a specified number of uses or variable fees paid per use, and are generally billed monthly as services are rendered or in advance. Revenue for back-up care services is recognized over time as the services are performed and is recognized in the month the back-up services are provided. Allocation of the consideration earned as the service is performed is consistent with the overall allocation objective. Revenue for self-sourced reimbursed care is based on a fee earned for each payment processed and is recorded on a net basis as the Company is acting as an agent for the payment of the self-sourced care reimbursement from clients to their employees, and is recognized in the month the payments are processed.
Educational Advisory and Other Services
The Company’s educational advisory services consist of tuition assistance and student loan repayment program administration, workforce education, and related educational consulting services (“EdAssist Solutions”), and college admissions advisory services (“College Coach”). Educational advisory services revenue is primarily comprised of fixed and variable fees paid by employer clients for program management, coaching, and subscription of content, and, to a lesser extent, retail fees collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for educational advisory services are determined based on the expected number of program participants and the services selected, and are generally billed in advance. Revenue for EdAssist Solutions is recognized on a straight-line basis using the time-elapsed method over the contract term with additional charges recognized in the month the additional services are provided consistent with the overall allocation objective. Additionally, revenue for tuition assistance and student loan repayments is based on a fee earned for each payment processed and is recorded on a net basis as the Company is acting as agent for the processing of the payment from clients to their employees, and is recognized in the month the payments are processed. Revenue for College Coach is recognized over the contract term as college admissions advisory services are provided and customers receive the benefit.
Other services consist of the Sittercity business, an online marketplace for families and caregivers. Revenue is primarily generated from subscriptions, comprised of fixed fees for the subscription period and, to a lesser extent, variable transaction fees collected from users at the point of service. Subscription fees are recognized on a straight-line basis using the time-elapsed method over the contract term, and variable transaction fees earned are allocated to that distinct transaction consistent with the overall allocation objective.
Significant Judgments and Estimates
The Company generally does not have significant judgments or estimates that significantly affect the determination of the amount, the allocation of the transaction price to performance obligations, or timing of revenue from contracts with customers. The nature of the Company’s services does not require significant judgment or estimates to determine when control transfers to the customer. Based on past practices and customer specific circumstances, the Company occasionally may grant concessions that impact the total transaction price. If the transaction price may be subject to adjustment, significant judgment may be required to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur. As of December 31, 2021 and 2020, there were no material estimates related to the constraint of cumulative revenue recognized.
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
Leases — The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, and the Netherlands. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of December 31, 2021 and 2020, there were no material finance leases.

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
Equity Method Investment — The Company accounts for its investments in entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the investment is adjusted to reflect Bright Horizons’ proportionate share of the investees’ net earnings or losses, and is reduced by the amortization of embedded intangible assets. The Company reviews the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company accounts for its 20% interest in a provider of full service center-based child care and back-up care services in Germany using the equity method. The equity method investment is included in other assets on the consolidated balance sheet and, as of December 31, 2021 and 2020, the investment balance was $6.1 million and $6.7 million, respectively. The impact on the results of operations were immaterial for the years ended December 31, 2021, 2020 and 2019.
Debt Securities — The Company’s investment in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificates of deposits. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). As of December 31, 2021, the fair value of the available-for-sale debt securities was $29.9 million and was classified based on the instruments’ maturity dates, with $22.7 million included in prepaid expenses and other current assets and $7.2 million in other assets on the consolidated balance sheet. As of December 31, 2020, the fair value of the available-for-sale debt securities was $27.9 million, with $21.5 million included in prepaid expenses and other current assets and $6.4 million in other assets on the consolidated balance sheet. At December 31, 2021 and 2020, the amortized cost was $30.0 million and $27.9 million, respectively. The debt securities held at December 31, 2021 had remaining maturities ranging from less than one year to approximately 1.5 years. Unrealized gains and losses, net of tax, and realized gains and losses, on available-for-sale debt securities were immaterial for the years ended December 31, 2021, 2020 and 2019.

Other Investments — The Company’s investments in equity securities are primarily in limited partnerships. The equity investments without readily determinable fair value are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions. The Company reviews such equity investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. As of December 31, 2021 and 2020, the equity investments were $4.6 million and $1.2 million, respectively, which were recorded in other assets on the consolidated balance sheet. During the year ended December 31, 2020, the Company recognized a $2.1 million impairment loss on an equity investment. The impairment loss was included in cost of services on the consolidated statement of income, which has been allocated to the back-up care segment. Refer to Note 13, Fair Value Measurements, for additional information.
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
Obligations for uncertain tax positions are recorded based on an assessment of whether the position is more likely than not to be sustained by the taxing authorities. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
The Company has applied the accounting principles within the International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, (“IAS 20”) framework to account for government grants received, which are recognized when there is reasonable assurance that the Company will (1) comply with the conditions associated with the grant and (2) receive the grant. Reasonable assurance is generally the same threshold as “probable” as defined in ASC 450, Contingencies, (i.e. “likely to occur”). When the Company has met the reasonable assurance threshold, it applies IAS 20 by recognizing governmental support received in the consolidated statement of income as a reduction to the related expenses that the assistance is intended to defray. Amounts received for tuition support is recognized as revenue if such payments are made on behalf of the customers. During the years ended December 31, 2021 and 2020, $50.9 million and $83.5 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $16.0 million and $14.6 million, respectively, reduced the operating subsidies paid by employers for the related child care centers, and amounts recognized as revenue to date have been immaterial. As of December 31, 2021 and 2020, $3.3 million and $8.4 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs, and as of December 31, 2021, $3.9 million was recorded to other current liabilities related to government support received related to future periods. As of December 31, 2021, payroll tax deferrals of $7.0 million were recorded in accounts payable and accrued expenses on the consolidated balance sheet and as of December 31, 2020, payroll tax deferrals were $20.4 million, of which $10.2 million was included in accounts payable and accrued expenses and $10.2 million was included in other long-term liabilities.
Recently Adopted Pronouncements — In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard removes certain exceptions to the general principles in Topic 740 and improves the consistent application of U.S. GAAP by clarifying and amending certain areas of the existing guidance. The Company adopted the new guidance on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
3. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total
	(In thousands)
Year ended December 31, 2021
North America	$859,237	$326,870	$106,996	$1,293,103
Europe	437,971	24,233	—	462,204
	$1,297,208	$351,103	$106,996	$1,755,307
Year ended December 31, 2020
North America	$695,795	$373,728	$94,533	$1,164,056
Europe	336,471	14,566	—	351,037
	$1,032,266	$388,294	$94,533	$1,515,093
Year ended December 31, 2019
North America	$1,223,365	$280,222	$81,681	$1,585,268
Europe	460,641	16,108	—	476,749
	$1,684,006	$296,330	$81,681	$2,062,017

The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations. Revenue in the United States was substantially all of the revenue in North America. Revenue in the United Kingdom was $334.9 million in 2021, $243.6 million in 2020, and $382.1 million in 2019. Revenue associated with other countries was less than 10% of total revenue. During the year ended December 31, 2020, the Company divested its child care center business in Canada and ceased to operate its two centers in that geography.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. In 2021, 2020 and 2019, $187.1 million, $184.6 million and $169.0 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2020, 2019 and 2018, respectively. There were no significant changes in deferred revenue during the years ended December 31, 2021, 2020 and 2019 related to business combinations, impairments, cumulative catch-up or other adjustments.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original contract term of one year or less, or for variable consideration allocated to the unsatisfied performance obligation of a series of services. The transaction price allocated to the remaining performance obligations relates to services that are paid or invoiced in advance. The Company’s remaining performance obligations not subject to the practical expedients were not material at December 31, 2021.
4. LEASES
Lease Expense
The components of lease expense were as follows:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Operating lease expense (1)	$135,318	$144,553	$126,796
Variable lease expense (1)	31,926	28,423	34,845
Total lease expense	$167,244	$172,976	$161,641
(1)Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Operating lease expense for the years ended December 31, 2021 and 2020 include impairment losses on operating lease right-of-use assets of $1.3 million and $10.0 million, respectively. Refer to Note 13, Fair Value Measurements, for additional information.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	December 31,
	2021	2020
Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	5.8%	6.0%

Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of December 31, 2021:

Operating Leases
(In thousands)
2022	$121,044
2023	129,218
2024	119,225
2025	105,607
2026	97,075
Thereafter	473,925
Total lease payments	1,046,094
Less imputed interest	(254,842)
Present value of lease liabilities	791,252
Less current portion of operating lease liabilities	(87,341)
Long-term operating lease liabilities	$703,911
As of December 31, 2021, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $30.9 million. The leases are expected to commence in fiscal 2022 and have initial lease terms of approximately 10 to 15 years.
Lease Modifications
As of December 31, 2021 and 2020, the Company had deferred lease payments of $0.6 million and $7.7 million, respectively. On April 10, 2020, the FASB issued guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification, in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Such concessions would be recorded as negative lease expense in the period of relief. The Company elected this practical expedient in accounting for lease concessions provided for the Company’s center lease agreements and the impact was immaterial.
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
2021 Acquisitions
During the year ended December 31, 2021, the Company acquired two centers as well as a school-age camp provider in the United States, 13 centers in the United Kingdom, and three centers in the Netherlands, in five separate business acquisitions, which were each accounted for as a business combination. These businesses were acquired for aggregate cash consideration of $53.2 million, net of cash acquired of $2.2 million, and consideration payable of $0.6 million. Additionally, the Company is subject to contingent consideration payments for two of these acquisitions, and recorded a preliminary fair value estimate of $7.3 million in relation to these contingent consideration arrangements at acquisition. Contingent consideration of up to $1.2 million may be payable within one year from the date of acquisition if certain performance targets are met for one of the acquisitions, and contingent consideration is payable in 2026 based on certain financial metrics for the other acquisition. The Company recorded goodwill of $39.5 million related to the full service center-based child care segment, of which $3.4 million will be deductible for tax purposes, and $14.6 million related to the back-up care segment, all of which will be deductible for tax purposes. In addition, the Company recorded intangible assets of $5.7 million that will be amortized over five years, as well as fixed assets of $10.1 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 31, 2021, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition. The acquisitions completed in 2021 contributed revenue of $15.6 million during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company paid $0.6 million for contingent consideration related to acquisitions completed in 2021, which had been recorded as a liability at the date of acquisition.
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
6. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total
	(In thousands)
Balance at January 1, 2020	$1,181,230	$193,842	$37,801	$1,412,873
Additions from acquisitions	2,117	—	2,017	4,134
Adjustments to prior year acquisitions	(383)	—	(125)	(508)
Effect of foreign currency translation	14,694	774	—	15,468
Balance at December 31, 2020	1,197,658	194,616	39,693	1,431,967
Additions from acquisitions	39,516	14,557	—	54,073
Adjustments to prior year acquisitions	3,902	—	150	4,052
Effect of foreign currency translation	(7,980)	(387)	—	(8,367)
Balance at December 31, 2021	$1,233,096	$208,786	$39,843	$1,481,725

The Company also has intangible assets, which consisted of the following at December 31, 2021 and 2020:

December 31, 2021:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
		(In thousands)
Definite-lived intangible assets:
Customer relationships	14 years	$400,399	$(332,571)	$67,828
Trade names	6 years	12,358	(10,150)	2,208
		412,757	(342,721)	70,036
Indefinite-lived intangible assets:
Trade names	N/A	180,996	—	180,996
		$593,753	$(342,721)	$251,032

December 31, 2020:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount
		(In thousands)
Definite-lived intangible assets:
Customer relationships	14 years	$402,319	$(310,587)	$91,732
Trade names	6 years	11,219	(9,633)	1,586
		413,538	(320,220)	93,318
Indefinite-lived intangible assets:
Trade names	N/A	181,302	—	181,302
		$594,840	$(320,220)	$274,620
The Company recorded amortization expense of $29.2 million, $31.7 million and $33.6 million in the years ended December 31, 2021, 2020, and 2019, respectively.
The Company estimates that it will record amortization expense related to intangible assets existing as of December 31, 2021 as follows over the next five years:

Estimated amortization expense
(In thousands)
2022	$28,157
2023	$26,601
2024	$12,174
2025	$1,974
2026	$971

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Investments in available-for-sale debt securities	$22,712	$21,493
Prepaid software and licenses	6,341	5,849
Prepaid insurance	5,810	4,158
Prepaid income taxes	4,849	322
Restricted cash	4,301	4,121
Prepaid rent and other occupancy costs	3,581	3,371
Government support program receivables	3,333	8,372
Other prepaid expenses and current assets	17,393	15,538
	$68,320	$63,224
8. FIXED ASSETS
Fixed assets consisted of the following:

		December 31,
	Estimated useful lives	2021	2020
	(In years)	(In thousands)
Buildings	20 - 40	$206,453	$207,756
Furniture, equipment and software	3 - 10	282,248	283,437
Leasehold improvements	Shorter of the lease term or the estimated useful life	539,766	540,828
Land	—	102,405	103,996
Total fixed assets		1,130,872	1,136,017
Accumulated depreciation		(532,738)	(507,260)
Fixed assets — net		$598,134	$628,757
Fixed assets include construction in progress of $16.3 million and $34.0 million at December 31, 2021 and 2020, respectively, which was primarily comprised of leasehold improvements. The Company recorded depreciation expense of $79.7 million, $80.0 million and $74.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Accrued payroll and employee benefits	$102,254	$89,555
Accrued insurance	19,746	17,450
Accrued occupancy costs	10,826	7,632
Accounts payable	8,503	29,958
Accrued professional fees	8,062	9,735
Other accrued expenses	47,975	40,221
	$197,366	$194,551
Payroll taxes deferred pursuant to the provisions of the CARES Act totaling $7.0 million and $10.2 million are recorded in accrued payroll and employee benefits as of December 31, 2021 and 2020 respectively. Accrued insurance primarily consisted of reserves for claims associated with workers’ compensation and general liability.

10. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Customer amounts on deposit	$23,129	$24,778
Contingent consideration payable for business combinations	19,219	—
Liability for unvested restricted stock	4,030	4,178
Government support	3,927	—
Interest rate swaps	—	4,775
Other current liabilities	12,725	6,662
	$63,030	$40,393
11. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Long term debt obligations were as follows:

	December 31,
	2021	2020
	(In thousands)
Term loan B	$600,000	$1,034,688
Term loan A	400,000	—
Deferred financing costs and original issue discount	(7,604)	(3,801)
Total debt	992,396	1,030,887
Less current maturities	(16,000)	(10,750)
Long-term debt	$976,396	$1,020,137
Senior Secured Credit Facilities
On November 23, 2021, the Company amended its existing senior secured credit facilities to refinance the existing secured term loan facility with a new term loan B facility (“term loan B”) of $600 million and a new term loan A facility (“term loan A”) of $400 million, collectively the “term loan facilities” or “term loans.” Proceeds of $1 billion from the new term loans, together with cash on hand, were used to repay $1.03 billion in outstanding term loans and related fees and expenses. The terms of the existing $400 million multi-currency revolving credit facility (“revolving credit facility”) were not modified in the November 2021 amendment. The repayment of the existing term loan was treated as a debt extinguishment. In conjunction with the issuance of the new term loans, the Company incurred $7.7 million in fees that have been recorded as a reduction to long term debt and are amortized over the terms of the related debt instruments. A loss on the extinguishment of the existing term loan of $2.6 million was recorded in the year ended December 31, 2021, related to the unamortized original issue cost and deferred financing fees that were written off in connection with the November 2021 debt refinancing.
All borrowings under the credit agreement are subject to variable interest. The effective interest rate for the term loans was 2.29% and 2.50% at December 31, 2021 and 2020, respectively, and the weighted average interest rate was 2.51%, 2.79%, and 4.07% for the years ended December 31, 2021, 2020, and 2019, respectively, prior to the effects of any interest rate hedge arrangements. The weighted average interest rate for the revolving credit facility was 3.75%, 4.49%, and 4.20% for the years ended December 31, 2021, 2020, and 2019, respectively.
Term Loan B Facility
The seven year term loan B matures on November 23, 2028 and requires quarterly principal payments equal to 1% per annum of the original aggregate principal amount of the term loan B, with the remaining principal balance due at maturity. Effective as of November 23, 2021, borrowings under the term loan B facility bear interest at a rate per annum of 1.25% over the base rate, or 2.25% over the eurocurrency rate. The eurocurrency rate is the one, three or six month LIBOR rate or, with applicable lender approval, the nine or twelve month or less than one month LIBOR rate, subject to an interest rate floor of 0.50%. The base rate is subject to an interest rate floor of 1.50%. Prior to the November 2021 credit amendment, borrowings under the term loan facility bore interest at a rate per annum of 0.75% over the base rate, subject to an interest rate floor of 1.75%, or 1.75% over the eurocurrency rate, subject to an interest rate floor of 0.75% and had an original maturity date of November 7, 2023.

Term Loan A Facility
The five year term loan A matures on November 23, 2026 and requires quarterly principal payments equal to 2.5% per annum of the original aggregate principal amount of the term loan A in each of the first three years, 5% in the fourth year, and 7.5% in the fifth year. The remaining principal balance is due at maturity. Borrowings under the term loan A facility bear interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, subject to an interest rate floor of 1.00%, or 1.50% to 1.75% over the eurocurrency rate. The eurocurrency rate is the one, three or six month LIBOR rate or, with applicable lender approval, the nine or twelve month or less than one month LIBOR rate.
Revolving Credit Facility
The $400 million multi-currency revolving credit facility matures on May 26, 2026. There were no borrowings outstanding on the revolving credit facility at both December 31, 2021 and 2020.
On May 26, 2021, the Company amended its existing senior secured credit facilities to, among other changes, extend the revolving credit facility maturity date from July 31, 2022 to May 26, 2026, and reduce the interest rates applicable to borrowings outstanding on the revolving credit facility. In conjunction with this credit amendment, the Company incurred $2.1 million in fees that have been capitalized in other assets on the consolidated balance sheet and are amortized over the contractual life of the revolving credit facility.
In April and May 2020, the Company amended its existing senior secured credit facilities to, among other things, increase the borrowing capacity of the revolving credit facility from $225 million to $400 million, modify the interest rates applicable to borrowings outstanding on the revolving credit facility, and modify the terms of the applicable covenants. In conjunction with these credit amendments, the Company incurred $2.8 million in fees that have been capitalized in other assets on the consolidated balance sheet and were being amortized over the contractual life of the revolving credit facility.
Effective as of May 26, 2021, borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, subject to an interest rate floor of 1.00%, or 1.50% to 1.75% over the eurocurrency rate. Prior to the May 2021 credit amendment, borrowings under the revolving credit facility bore interest at a rate per annum ranging from 0.50% to 1.25% over the base rate, or 1.50% to 2.25% over the eurocurrency rate.
Debt Covenants
All obligations under the senior secured credit facilities are secured by substantially all the assets of the Company’s material U.S. subsidiaries. The senior secured credit facilities contain a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC, the Company’s wholly-owned subsidiary, and its restricted subsidiaries, to: incur liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of the Company’s subsidiaries; alter the business conducted; enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and consolidate or merge.
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp., the Company's direct subsidiary, to be a passive holding company, subject to certain exceptions. The term loan A facility and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio not to exceed 4.25 to 1.00. A breach of the applicable covenant is subject to certain equity cure rights.
Future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt
(In thousands)
2022	$16,000
2023	16,000
2024	18,500
2025	28,500
2026	351,000
Thereafter	570,000
Total future principal payments	$1,000,000

Derivative Financial Instruments
The Company is subject to interest rate risk as all borrowings under the senior secured credit facilities are subject to variable interest rates. The Company's risk management policy permits using derivative instruments to manage interest rate and other risks. The Company uses interest rate swaps and caps to manage a portion of the risk related to changes in cash flows from interest rate movements. In June 2020, the Company entered into interest rate cap agreements with a total notional value of $800 million, designated and accounted for as cash flow hedges from inception, to provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have an effective date of October 29, 2021 and expire on October 31, 2023.
In December 2021, the Company entered into additional interest rate cap agreements with a total notional value of $900 million designated and accounted for as cash flow hedges from inception. Interest rate cap agreements for $600 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 2.5%. Interest rate cap agreements for $300 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 3.0%.
In October 2017, the Company entered into variable-to-fixed interest rate swap agreements on $500 million notional amount of the outstanding term loan borrowings. These swap agreements, designated and accounted for as cash flow hedges from inception, matured on October 31, 2021. The Company was required to make monthly payments on the notional amount at a fixed average interest rate, plus the applicable rate for eurocurrency loans. Effective as of May 31, 2018, the notional amount was subject to a total interest rate of approximately 3.65%. In exchange, the Company received interest on the notional amount at a variable rate based on the one-month LIBOR rate, subject to a 0.75% floor.
The interest rate swaps and interest rate caps are recorded on the Company’s consolidated balance sheet at fair value and classified based on the instruments’ maturity dates. The Company records gains and losses resulting from changes in the fair value of the interest rate swaps and interest rate caps to accumulated other comprehensive income or loss, inclusive of the related income tax effects. These gains and losses are subsequently reclassified into earnings and recognized to interest expense in the Company’s consolidated statement of income in the period that the hedged interest expense on the term loan facilities is recognized. The premium paid for each interest rate cap agreement was recorded as an asset and will be allocated to each of the individual hedged interest payments on the basis of their relative fair values. The change in each respective allocated fair value amount will be reclassified out of accumulated other comprehensive income when each of the hedged forecasted transactions impacts earnings and recognized to interest expense in the Company’s consolidated statement of income.
The fair value of the derivative financial instruments was as follows:

		December 31,
Derivative financial instruments	Consolidated balance sheet classification	2021	2020
		(In thousands)
Interest rate caps - asset	Other assets	$8,809	$277
Interest rate swaps - liability	Other current liabilities	$—	$4,775

The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)
	(In thousands)		(In thousands)
Year ended December 31, 2021
Cash flow hedges	$2,604	Interest expense — net	$(4,930)	$7,534
Income tax effect	(695)	Income tax expense	1,316	(2,011)
Net of income taxes	$1,909		$(3,614)	$5,523

Year ended December 31, 2020
Cash flow hedges	$(7,608)	Interest expense — net	$(4,581)	$(3,027)
Income tax effect	2,031	Income tax expense	1,223	808
Net of income taxes	$(5,577)		$(3,358)	$(2,219)

Year ended December 31, 2019
Cash flow hedges	$(8,903)	Interest expense — net	$1,848	$(10,751)
Income tax effect	2,395	Income tax expense	(497)	2,892
Net of income taxes	$(6,508)		$1,351	$(7,859)
During the next twelve months, the Company estimates that a net loss of $0.5 million, pre-tax, will be reclassified from accumulated other comprehensive income and recorded to interest expense related to these derivative financial instruments.
12. INCOME TAXES
Income (loss) before income taxes consisted of the following:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
United States	$121,035	$107,489	$187,511
Foreign	(30,687)	(91,837)	35,154
	$90,348	$15,652	$222,665
The allocation of income before income taxes may fluctuate year to year due to activity within the Bright Horizons consolidated group. Included in the 2021 and 2020 U.S. and foreign income (loss) before income taxes is intercompany interest.
Income tax expense (benefit) consisted of the following:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Current income tax expense (benefit):
Federal	$13,240	$(4,674)	$32,922
State	5,078	5,971	13,379
Foreign	6,567	(360)	7,321
	24,885	937	53,622
Deferred tax benefit:
Federal	(2,390)	(150)	(4,727)
State	(566)	(10,971)	(2,739)
Foreign	(2,040)	(1,156)	(3,877)
	(4,996)	(12,277)	(11,343)
Income tax expense (benefit)	$19,889	$(11,340)	$42,279

In 2020, the CARES Act provided a technical correction regarding Qualified Improvement Property (“QIP”) and the election to take bonus depreciation on such property. This correction allowed taxpayers to retroactively accelerate depreciation on QIP. The Federal current and deferred benefit for 2020 included the impact of a $10 million acceleration of the tax deduction for depreciation related to 2019 additions.
The following is a reconciliation of the U.S. federal statutory rate to the effective rate on pretax income:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Federal income tax expense computed at statutory rate	$18,973	$3,287	$46,760
State income tax expense (benefit) — net of federal income tax	3,140	(4,491)	8,522
Valuation allowance — net	(1,836)	2,116	—
Intercompany interest	—	—	(5,213)
Permanent differences and other — net	2,733	1,655	1,940
Change in contingent consideration	1,212	—	—
Stock-based compensation	(6,133)	(12,901)	(10,990)
Unbenefited foreign loss	—	233	—
Change in income tax rate	817	(360)	—
Global Intangible Low-Taxed Income	—	(1,418)	1,277
Change to uncertain tax positions — net	438	(510)	(1,931)
Foreign rate differential	545	1,049	1,914
Income tax expense (benefit)	$19,889	$(11,340)	$42,279
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
The effective income tax rate for 2021 was 22.0%. Based on the Company’s jurisdictional mix of taxable income, there was no additional federal income tax expense attributable to GILTI for 2021. Income tax expense was reduced by $7.8 million in 2021 for the excess tax benefits associated with the exercise of stock options and vesting of restricted stock.
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

Significant components of the Company’s net deferred tax liability were as follows:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Reserve on assets	$390	$400
Net operating/capital loss carryforwards	2,005	560
Liabilities not yet deductible	10,042	14,377
Deferred revenue	3,304	3,548
Stock-based compensation	13,322	11,523
Operating lease liabilities	212,201	204,688
Other	4,609	6,414
Deferred tax assets	245,873	241,510
Less: valuation allowance	(315)	(2,116)
Total net deferred tax assets	245,558	239,394

Deferred tax liabilities:
Operating lease right-of-use assets	(182,871)	(174,961)
Intangible assets	(80,243)	(80,515)
Depreciation	(30,812)	(29,869)
Total deferred tax liabilities	(293,926)	(285,345)
Net deferred tax liability	$(48,368)	$(45,951)
At December 31, 2021, the net deferred tax liability of $48.4 million includes foreign deferred tax assets of $0.1 million, which are included in other assets in the consolidated balance sheet.
The Company has foreign net operating loss carryforwards of $2.0 million and has recorded an associated deferred tax asset totaling $0.5 million. These net operating losses can be carried forward indefinitely.
During the year ended December 31, 2021, the Company released a valuation allowance of $1.8 million on foreign deferred tax assets. The Company assesses available positive and negative evidence to estimate if there is sufficient future taxable income to use the existing deferred tax assets. Based on the weight of evidence, the Company determined that it was more likely than not that a portion of the deferred tax assets would not be realized. A $0.3 million valuation allowance remains on U.S. deferred tax assets as of December 31, 2021.
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
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability of approximately $1.4 million related to the state taxes and foreign withholding taxes on approximately $74.5 million of cumulative undistributed earnings of foreign subsidiaries indefinitely invested outside the United States.

Uncertain Tax Positions
The changes in the unrecognized tax benefits were as follows:

	Years ended December 31,
	2021	2020	2019
	(In thousands)
Beginning balance	$2,929	$3,725	$5,444
Additions for tax positions of prior years	343	118	755
Settlements	(363)	—	—
Reductions for tax positions of prior years	(55)	—	(2,507)
Lapses of statutes of limitations	(270)	(854)	—
Effect of foreign currency adjustments	—	(60)	33
Ending balance	$2,584	$2,929	$3,725
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were immaterial for each of the years ended December 31, 2021, 2020 and 2019. Total interest and penalties accrued as of December 31, 2021 was $1.3 million. In 2021, the Company reduced unrecognized tax benefits by $0.3 million for lapse of statute of limitations, and $0.4 million for settlements with states. In 2020, the Company reduced unrecognized tax benefits by $0.9 million for lapse of statute of limitations, and recorded an unrecognized tax benefit for prior year tax positions in the U.S. In 2019, the Company reduced unrecognized tax benefits by $2.5 million for prior year tax positions of foreign subsidiaries.
The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is $3.9 million, inclusive of interest. The unrecognized tax benefits could change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, or if applicable statutes of limitations lapse. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.5 million.
The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for federal income tax returns is three years. The Company’s filings for the tax years 2018 through 2020 are subject to audit based upon the federal statute of limitations.
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of December 31, 2021, there was one income tax audit in process and the tax years from 2017 to 2020 are subject to audit.
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

Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices or prices for similar instruments from active markets, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 2.
Derivative Financial Instruments — The Company’s derivative financial instruments, comprised of interest rate cap agreements and interest rate swap agreements, are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the derivative financial instruments included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the derivative financial instruments, it was not considered a significant input. The fair value of the derivative financial instruments are classified as Level 2. The Company's interest rate swap agreements matured on October 31, 2021. As of December 31, 2021, the fair value of the interest rate cap agreements was $8.8 million, which was recorded in other assets on the consolidated balance sheet. As of December 31, 2020, the fair value of the interest rate swap agreements was $4.8 million, which was recorded in other current liabilities on the consolidated balance sheet and the fair value of the interest rate cap agreements was $0.3 million, which was recorded in other assets on the consolidated balance sheet.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificates of deposits. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets and are classified as Level 1. As of December 31, 2021, the fair value of the available-for-sale debt securities was $29.9 million and was classified based on the instruments’ maturity dates, with $22.7 million included in prepaid expenses and other current assets and $7.2 million in other assets on the consolidated balance sheet. As of December 31, 2020, the fair value of the available-for-sale debt securities was $27.9 million, with $21.5 million included in prepaid expenses and other current assets and $6.4 million in other assets on the consolidated balance sheet.
Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses on the Company’s consolidated statement of income. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The key inputs to the valuations are the projections of future financial results in relation to the business and the company-specific discount rates. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. The contingent consideration liabilities outstanding as of December 31, 2021 related to 2019 and 2021 acquisitions. The contingent consideration liabilities outstanding as of December 31, 2020 related to a 2019 acquisition. See Note 5, Acquisitions, for additional information.
The following table provides a roll forward of the recurring Level 3 fair value measurements:

	Years ended December 31,
	2021	2020
	(In thousands)
Beginning balance	$13,721	$15,987
Contingent consideration issued for acquisitions	7,337	—
Settlements of contingent consideration liabilities	(594)	(1,238)
Changes in fair value	7,338	(1,390)
Foreign currency translation	(328)	362
Ending balance	$27,474	$13,721

Nonrecurring Fair Value Estimates — During the year ended December 31, 2021, the Company recognized impairment losses of $10.6 million, of which $9.3 million related to fixed assets and $1.3 million related to operating lease right-of-use assets. During the year ended December 31, 2020, the Company recognized impairment losses of $26.2 million, of which $16.2 million related to fixed assets and $10.0 million related to operating lease right-of-use assets. The impairment losses were included in cost of services on the consolidated statement of income and were allocated to the full service center-based child care segment. The estimated fair value of the applicable center long-lived assets was based on the fair value of the asset groups, calculated using a discounted cash flow model, with unobservable inputs. The fair value of the fixed assets was insignificant given the current and expected cash flows for the related centers and the valuation of the lease right-of-use-assets considered the amount a market participant would pay for use of the asset. The Company classified the center long-lived assets as a Level 3 fair value measurement due to the lack of observable inputs used in the model.
During the year ended December 31, 2020, the Company recognized a $2.1 million impairment loss on an equity investment. The impairment loss was included in cost of services on the consolidated statement of income, which has been allocated to the back-up care segment. The estimated fair value of the equity investment was based on a qualitative assessment that considered the current economic environment, business prospects and transaction information in the entity’s securities, among other factors considered. The Company classified the equity investment as a Level 3 fair value measurement due to the lack of observable inputs.
14. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Preferred Stock
The Company has 25 million shares of authorized undesignated preferred stock available for issuance, of which none have been issued. The Company’s board of directors has the authority, without further action by stockholders, to issue up to 25 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of December 31, 2021 and 2020, no shares of preferred stock were outstanding.
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
Treasury Stock
The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date and replaced the prior June 2018 authorization, of which $0.2 million remained available thereunder. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the year ended December 31, 2021, the Company repurchased 1.6 million shares for $214.1 million. At December 31, 2021, $380.6 million remained available under the repurchase program.
During the year ended December 31, 2020, the Company repurchased 0.2 million shares for $32.2 million. During the year ended December 31, 2019, the Company repurchased 0.2 million shares for $31.9 million.
Equity Incentive Plan
The Company’s 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated (the “Plan”), allows for the issuance of equity awards of up to 7.4 million shares of common stock. The Plan’s original authorization of 5.0 million shares was increased in 2019 by 2.4 million shares as approved by the Company’s stockholders on May 29, 2019. As of December 31, 2021, there were approximately 2.0 million shares of common stock available for grant. The equity awards that have been granted under the Plan consist of time-based stock options, restricted stock, restricted stock units, and performance restricted stock units, which are described below.

Stock-Based Compensation
The Company recognized the impact of stock-based compensation in its consolidated statement of income for the years ended December 31, 2021, 2020, and 2019 and did not capitalize any amounts on the consolidated balance sheet. In the years ended December 31, 2021, 2020, and 2019 the Company recorded stock-based compensation expense of $23.1 million, $21.0 million, and $17.3 million, respectively. Stock-based compensation expense of $21.0 million, $19.1 million, and $15.8 million was recorded in selling, general and administrative expenses in the years ended December 31, 2021, 2020, and 2019, respectively, and $2.1 million, $1.9 million, and $1.5 million was recorded in cost of services, respectively, in the consolidated statement of income in relation to all awards granted under the equity incentive plans. Stock-based compensation expense generated a deferred income tax benefit of $5.2 million, $5.5 million, and $4.5 million in the years ended December 31, 2021, 2020 and 2019, respectively.
Income tax benefits realized from the exercise of stock options and vesting of restricted stock in the years ended December 31, 2021, 2020, and 2019 were $11.8 million, $20.1 million, and $16.7 million, respectively, inclusive of the excess tax benefits realized of $7.8 million, $16.2 million, and $13.9 million in the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, there was $33.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over a weighted average remaining requisite service period of approximately two years. Estimated forfeitures are based on the Company’s historical forfeitures and is adjusted periodically based on actual results. There were no share-based awards classified as a liability during the year ended December 31, 2021.
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
Stock-based compensation expense for stock options is based on the fair value of the award on the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years ended December 31,
	2021	2020	2019
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	33.7%	24.7%	20.0%
Risk free interest rate	0.8%	0.8%	2.4%
Expected life of options (years)	5.3	5.1	5.1
Weighted average fair value per share of options granted during the period	$48.64	$35.62	$29.16
The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected stock price volatility assumption was determined using the historical volatility of the Company’s stock price over a term equal to the expected life of the options. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the year ended December 31, 2021, the expected life of the options was based on historical exercise behavior for similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. For grants issued during the years ended December 31, 2020, and 2019, the expected life of the options was calculated using the simplified method. We utilized the simplified method because the Company did not have sufficient historical exercise data over the life of awards to provide a reasonable basis upon which to estimate expected term.

The following table summarizes the stock option activity under the Company’s equity plan for the year ended December 31, 2021:

	Weighted Average Remaining Contractual Life (In years)
		Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2021	4.4	2,259,475	$105.34
Granted		472,440	153.35
Exercised		(416,708)	72.24
Forfeited/Expired		(155,395)	136.65
Outstanding at December 31, 2021	4.1	2,159,812	$119.97	$38.9
Exercisable at December 31, 2021	2.3	678,948	$82.34	$30.2
Vested and expected to vest at December 31, 2021	4.1	2,043,281	$118.56	$38.6
The fair value (pre-tax) of options that vested during the years ended December 31, 2021, 2020, and 2019 was $16.6 million, $8.6 million, and $7.8 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $36.4 million, $60.3 million, and $54.4 million, respectively. Cash proceeds from the exercise of stock options for the years ended December 31, 2021, 2020, and 2019 were $30.1 million, $31.4 million, and $21.8 million, respectively.
Restricted Stock, Restricted Stock Units, and Performance Restricted Stock Units
Restricted stock awards are granted to certain senior managers at the discretion of the board of directors as allowed under the Plan. Restricted stock awards generally vest on the earliest of the third anniversary of the grant date, a change in control of the Company, or the termination of employment by reason of death or disability, and are accounted for as non-vested stock. Restricted stock is generally sold for a price equal to 50% of the fair value of the Company’s common stock at the date of grant. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. The unvested shares of restricted stock participate equally in dividends with common stock. Restricted stock is considered legally issued at the date of grant, but is not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. All outstanding shares of restricted stock are expected to vest. Cash proceeds from the issuance of restricted stock for each of the years ended December 31, 2021 and 2020 were $7.4 million, and for the year ended December 31, 2019 were $4.8 million.
Stock-based compensation expense for restricted stock awards is based on the intrinsic value of the award on the date of grant. The Company’s stock-based compensation expense recorded in selling, general and administrative expenses in the consolidated statements of income for the years ended December 31, 2021, 2020, and 2019 included $6.9 million, $5.2 million, and $4.2 million, respectively, for restricted stock awards. As of December 31, 2021, total unrecognized compensation expense included $9.6 million related to unvested restricted stock, which is expected to be recognized over the weighted average remaining requisite service period of approximately two years.
The following table summarizes the restricted stock activity under the Company’s equity plan for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Non-vested restricted stock shares at January 1, 2021	251,256	$67.45
Granted	105,360	81.80
Vested	(97,780)	53.49
Forfeited	(7,500)	82.81
Non-vested restricted stock shares at December 31, 2021	251,336	$79.87	$12.7
The fair value of restricted shares vested during the years ended December 31, 2021, 2020, and 2019 was $5.2 million, $4.7 million, and $3.6 million, respectively. The weighted average grant date fair value of restricted shares granted during the years ended December 31, 2021, 2020, and 2019 was $81.80, $87.65, and $63.65, respectively.
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

The following table summarizes the restricted stock unit activity under the Company’s equity plan for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Restricted stock units at January 1, 2021	48,660	$101.04
Granted	6,374	149.09
Converted	(20,241)	88.52
Restricted stock units at December 31, 2021	34,793	$117.13	$4.4
The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2021, 2020, and 2019 was $149.09, $124.82, and $135.14, respectively.
Performance restricted stock units are awarded to certain employees as allowed under the Plan and vest upon certain performance conditions being met. The awards allow for the issuance of a share of the Company’s common stock for each unit upon the achievement of stated performance goals, which are generally within five years from the date of the award. The fair value of performance restricted stock unit awards is the closing market price of the Company’s common stock at the date of grant.
The following table summarizes the performance restricted stock unit activity under the Company’s equity plan for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Performance restricted stock units at January 1, 2021	21,000	$121.65
Granted	20,000	142.35
Forfeited	(15,000)	121.65
Performance restricted stock units at December 31, 2021	26,000	$137.57	$3.3
The weighted average grant date fair value of performance restricted stock units granted during the years ended December 31, 2021 and 2020 was $142.35 and $121.61, respectively. As of December 31, 2021, 24,350 shares of performance restricted stock units were not deemed probable of vesting.
15. EARNINGS PER SHARE
The following tables sets forth the computation of basic and diluted earnings per share using the two-class method:

	Years ended December 31,
	2021	2020	2019
	(In thousands, except share data)
Basic earnings per share:
Net income	$70,459	$26,992	$180,386
Allocation of net income to common stockholders:
Common stock	$70,154	$26,876	$179,520
Unvested participating shares	305	116	866
Net income	$70,459	$26,992	$180,386

Weighted average common shares outstanding:
Common stock	60,312,690	59,533,104	57,838,245
Unvested participating shares	257,024	255,733	278,808
Earnings per common share:
Common stock	$1.16	$0.45	$3.10

	Years ended December 31,
	2021	2020	2019
	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$70,154	$26,876	$179,520
Plus: earnings allocated to unvested participating shares	305	116	866
Less: adjusted earnings allocated to unvested participating shares	(302)	(114)	(850)
Earnings allocated to common stock	$70,157	$26,878	$179,536

Weighted average common shares outstanding:
Common stock	60,312,690	59,533,104	57,838,245
Effect of dilutive securities	558,709	776,881	1,108,995
Weighted average common shares outstanding — diluted	60,871,399	60,309,985	58,947,240
Earnings per common share:
Common stock	$1.15	$0.45	$3.05
Options outstanding to purchase 0.9 million shares of common stock were excluded from diluted earnings per share for both the years ended December 31, 2021 and 2020, and 0.4 million shares of common stock were excluded from diluted earnings per share for the year ended December 31, 2019, since their effect was anti-dilutive. These options may become dilutive in the future.
16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total
	(In thousands)
Balance at January 1, 2020	$(47,835)	$(2,566)	$70	$(50,331)
Other comprehensive income (loss) before reclassifications — net of tax	22,622	(5,577)	(22)	17,023
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	(2,881)	(3,358)	—	(6,239)
Net other comprehensive income (loss)	25,503	(2,219)	(22)	23,262
Balance at December 31, 2020	(22,332)	(4,785)	48	(27,069)
Other comprehensive income (loss) before reclassifications — net of tax	(15,354)	1,909	(72)	(13,517)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	387	(3,614)	—	(3,227)
Net other comprehensive income (loss)	(15,741)	5,523	(72)	(10,290)
Balance at December 31, 2021	$(38,073)	$738	$(24)	$(37,359)
(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.

17. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services. The full service center-based child care segment includes the traditional center-based early education and child care, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home child and adult/elder care, and self-sourced reimbursed care. The Company’s educational advisory and other services segment consists of tuition assistance and student loan repayment program administration, workforce education and related educational advising, college admissions advisory services, and an online marketplace for families and caregivers, which have been aggregated. The Company and its chief operating decision maker evaluate performance based on revenue and income from operations. Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.
Revenue and income (loss) from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total
	(In thousands)
Year ended December 31, 2021
Revenue	$1,297,208	$351,103	$106,996	$1,755,307
Income (loss) from operations (1)	(8,431)	115,173	22,276	129,018

Year ended December 31, 2020
Revenue	$1,032,266	$388,294	$94,533	$1,515,093
Income (loss) from operations (2)	(155,382)	182,938	25,778	53,334

Year ended December 31, 2019
Revenue	$1,684,006	$296,330	$81,681	$2,062,017
Income from operations (3)	166,011	80,394	21,414	267,819
(1)For the year ended December 31, 2021, loss from operations for the full service center-based child care segment included $10.6 million of impairment losses related to fixed assets and operating lease right-of-use assets, and $0.6 million of transaction costs related to completed acquisitions. Refer to Note 13, Fair Value Measurements, for additional information on impairment losses.
(2)For the year ended December 31, 2020, income (loss) from operations included impairment losses of $26.2 million related to fixed assets and operating lease right-of-use assets in the full service center-based child care segment, and $2.1 million related to an equity investment in the back-up care segment. Additionally, loss from operations in the full service center-based child care segment included $6.6 million in costs primarily associated with the closure of centers, including related severance and facilities costs. Refer to Note 13, Fair Value Measurements, for additional information on impairment losses.
(3)For the year ended December 31, 2019, income from operations included $0.6 million of transaction costs related to completed acquisitions, of which $0.2 million was allocated to the full service center-based child care segment and $0.4 million to the back-up care segment.
Refer to Note 3, Revenue Recognition, for revenue by geographic region. Fixed assets by geographic region were as follows:

	December 31,
	2021	2020	2019
	(In thousands)
North America	$346,030	$370,275	$369,851
Europe	252,104	258,482	266,302
Total fixed assets	$598,134	$628,757	$636,153
The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations. During the year ended December 31, 2020, the Company divested its child care center business and ceased to operate its two centers in Canada. Fixed assets in the United States were substantially all of the fixed assets in North America, and fixed assets in the United Kingdom were $213.5 million, $225.0 million, and $240.5 million at December 31, 2021, 2020, and 2019, respectively. Fixed assets associated with other countries were not material.

18. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees in the United States. To be eligible for the 401(k) Plan, an employee must be at least 20 years of age and have completed their eligibility period of 60 days of service from date of hire. The 401(k) Plan is funded by elective employee contributions of up to 75% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. Expense under the 401(k) Plan, consisting of Company contributions and plan administrative expenses paid by the Company, totaled approximately $4.1 million for the year ended December 31, 2021, and approximately $3.4 million for each of the years ended December 31, 2020 and 2019.
The Company maintains other defined contribution and defined benefit pension plans that cover eligible employees in the United Kingdom and the Netherlands. These plans are generally funded by employee and employer contributions. Expense under these plans, including employer contributions, totaled approximately $10.2 million, $9.3 million and $9.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company maintains a Non-qualified Deferred Compensation Plan (the “NQDC Plan”) for eligible employees. Eligible employees are employees who have capped contribution levels in the existing 401(k) Plan due to the thresholds dictated by the IRS definition of “highly compensated” employees, as well as other employees at the Company’s discretion. The NQDC Plan is funded by elective employee contributions of up to 50% of their base compensation and up to 100% of other forms of compensation, as defined. Under the NQDC Plan, the Company matches 25% of employee contributions for each participant up to $2,500. The Company holds investments in company-owned life insurance policies to offset the Company’s liabilities under the NQDC Plan. Total investments included in prepaid expenses and other current assets and in other assets in the consolidated balance sheet were $1.0 million and $16.1 million, respectively, at December 31, 2021. NQDC Plan liabilities, included in other current and long-term liabilities in the consolidated balance sheet, were $1.0 million and $16.2 million at December 31, 2021, respectively. At December 31, 2020, total investments included in prepaid expenses and other assets and in other assets were $0.9 million, and $11.5 million. respectively. NQDC Plan liabilities, included in other current and long-term liabilities in the consolidated balance sheet, were $1.0 million and $12.3 million at December 31, 2020, respectively.
19. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company has 56 letters of credit outstanding used to guarantee certain rent payments for up to $2.5 million. These letters of credit are secured by cash deposits included in prepaid expenses and other current assets in the consolidated balance sheet. No amounts have been drawn against these letters of credit.
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
Insurance and Regulatory
The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan. Additionally, a portion of the general liability coverage is provided by the Company’s wholly-owned captive insurance entity. Management believes that the amounts accrued for these obligations are sufficient and that ultimate settlement of such claims or costs associated with claims made under these plans will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The net assets of the captive insurance subsidiary were not material to the consolidated financial statements as of December 31, 2021 and 2020, respectively.
The Company’s early education and child care centers are subject to numerous federal, state and local regulations and licensing requirements. Failure of a center to comply with applicable regulations can subject it to governmental sanctions, which could require expenditures by the Company to bring its early education and child care centers into compliance.
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
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, such disclosure controls and procedures were effective.
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
Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.
Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
Attestation Report of the Independent Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which follows below.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Bright Horizons Family Solutions Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 25, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.” The remaining information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2021 (the “Definitive Proxy Statement”) and is incorporated herein by reference.
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
3.1
Form of Second Restated Certificate of Incorporation of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

3.2
Amended and Restated Bylaws of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-K, File No. 001-35780, filed March 15, 2017)

4.1
Description of Registrant's Securities registered pursuant to the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, File No. 001-35780, filed March 1, 2021)

10.1†
Bright Horizons Family Solutions Inc. (f/k/a Bright Horizons Solutions Corp.) 2008 Equity Incentive Plan amended (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.2†
Amendment to Bright Horizons Family Solutions Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(1) to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed on January 14, 2013)

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

10.3.8
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

10.3.9
Amendment Agreement, dated as of November 23, 2021, including the Second Amended and Restated Credit Agreement, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as the 2021 Term B Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 24, 2021).

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

Exhibit Number	Exhibit Title
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
10.25†
Form of Non-Statutory Stock Option Agreement (Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.26†
Form of Restricted Stock Unit Agreement (Directors) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.27†
Form of Restricted Stock Agreement under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.28†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and John Casagrande (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed on February 27, 2020)

10.29†
Severance Agreement between Bright Horizons Family Solutions LLC and Maribeth Bearfield (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K, filed on February 27, 2020)

10.30
Stock Purchase Agreement, dated as of April 19, 2020, by and between Bright Horizons Family Solutions Inc. and Durable Capital Master Fund LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 11, 2020)

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
Date: February 25, 2022

Bright Horizons Family Solutions Inc.
By:	/s/ Stephen H. Kramer
Name:	Stephen H. Kramer
Title:	Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen H. Kramer	Director, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2022
Stephen H. Kramer

/s/ Elizabeth Boland	Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Elizabeth Boland

/s/ Jason Janoff	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Jason Janoff

/s/ David Lissy	Director, Chair	February 25, 2022
David Lissy

/s/ Lawrence Alleva	Director	February 25, 2022
Lawrence Alleva

/s/ Julie Atkinson	Director	February 25, 2022
Julie Atkinson

/s/ Joshua Bekenstein	Director	February 25, 2022
Joshua Bekenstein

/s/ Jordan Hitch	Director	February 25, 2022
Jordan Hitch

/s/ Sara Lawrence-Lightfoot	Director	February 25, 2022
Sara Lawrence-Lightfoot

/s/ Cathy E. Minehan	Director	February 25, 2022
Cathy E. Minehan

/s/ Laurel Richie	Director	February 25, 2022
Laurel Richie

/s/ Mary Ann Tocio	Director	February 25, 2022
Mary Ann Tocio