Form 10-Q
period 2022-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2022-05-06
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2022, there were 59,403,190 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$257,227	$260,980
Accounts receivable — net of allowance for credit losses of $3,032 and $3,006 at March 31, 2022 and December 31, 2021, respectively	187,705	210,971
Prepaid expenses and other current assets	76,141	68,320
Total current assets	521,073	540,271
Fixed assets — net	583,174	598,134
Goodwill	1,470,154	1,481,725
Other intangible assets — net	243,423	251,032
Operating lease right-of-use assets	683,547	696,425
Other assets	92,752	72,460
Total assets	$3,594,123	$3,640,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,000	$16,000
Accounts payable and accrued expenses	205,404	197,366
Current portion of operating lease liabilities	90,152	87,341
Deferred revenue	232,899	258,438
Other current liabilities	54,154	63,030
Total current liabilities	598,609	622,175
Long-term debt — net	972,692	976,396
Operating lease liabilities	689,629	703,911
Other long-term liabilities	96,327	100,091
Deferred revenue	9,428	9,689
Deferred income taxes	54,932	48,509
Total liabilities	2,421,617	2,460,771
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 59,133,183 and 59,305,160 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	59	59
Additional paid-in capital	717,745	745,615
Accumulated other comprehensive loss	(35,665)	(37,359)
Retained earnings	490,367	470,961
Total stockholders’ equity	1,172,506	1,179,276
Total liabilities and stockholders’ equity	$3,594,123	$3,640,047
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2022	2021

	(In thousands, except share data)
Revenue	$460,409	$390,840
Cost of services	350,350	309,482
Gross profit	110,059	81,358
Selling, general and administrative expenses	71,746	60,110
Amortization of intangible assets	7,149	7,540
Income from operations	31,164	13,708
Interest expense — net	(7,046)	(9,016)
Income before income tax	24,118	4,692
Income tax benefit (expense)	(4,712)	2,440
Net income	$19,406	$7,132

Earnings per common share:
Common stock — basic	$0.33	$0.12
Common stock — diluted	$0.33	$0.12

Weighted average common shares outstanding:
Common stock — basic	59,094,724	60,594,947
Common stock — diluted	59,415,345	61,325,973
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2022	2021

	(In thousands)
Net income	$19,406	$7,132
Other comprehensive income (loss):
Foreign currency translation adjustments	(17,006)	(514)
Unrealized gain on cash flow hedges and investments, net of tax	18,700	1,752
Total other comprehensive income	1,694	1,238
Comprehensive income	$21,100	$8,370
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2022	59,305,160	$59	$745,615	$—	$(37,359)	$470,961	$1,179,276
Stock-based compensation expense			6,096				6,096
Issuance of common stock under the Equity Incentive Plan	165,517	1	8,894				8,895
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(25,594)	—	(3,175)				(3,175)
Purchase of treasury stock				(39,686)			(39,686)
Retirement of treasury stock	(311,900)	(1)	(39,685)	39,686			—
Other comprehensive income					1,694		1,694
Net income						19,406	19,406
Balance at March 31, 2022	59,133,183	$59	$717,745	$—	$(35,665)	$490,367	$1,172,506

	Three months ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2021	60,466,168	$60	$910,304	$—	$(27,069)	$400,502	$1,283,797
Stock-based compensation expense			5,306				5,306
Issuance of common stock under the Equity Incentive Plan	296,392	1	18,996				18,997
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(35,859)	—	(5,845)				(5,845)
Other comprehensive income					1,238		1,238
Net income						7,132	7,132
Balance at March 31, 2021	60,726,701	$61	$928,761	$—	$(25,831)	$407,634	$1,310,625
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2022	2021

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,406	$7,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,576	27,282
Stock-based compensation expense	6,096	5,306
Deferred income taxes	376	1,016
Other non-cash adjustments — net	159	(964)
Changes in assets and liabilities:
Accounts receivable	22,892	10,006
Prepaid expenses and other current assets	(13,238)	(11,192)
Accounts payable and accrued expenses	10,621	(3,889)
Income taxes	272	(5,262)
Deferred revenue	(25,060)	37,706
Leases	1,513	(819)
Other assets	6,987	3,660
Other current and long-term liabilities	2,958	(1,687)
Net cash provided by operating activities	58,558	68,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(11,595)	(17,912)
Proceeds from the disposal of fixed assets	—	3,858
Purchases of debt securities and other investments	(3,180)	(5,269)
Proceeds from the maturity of debt securities and sale of other investments	5,569	6,000
Payments and settlements for acquisitions — net of cash acquired	(147)	(8,961)
Net cash used in investing activities	(9,353)	(22,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(4,000)	(2,688)
Purchase of treasury stock	(39,913)	—
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	8,823	22,432
Taxes paid related to the net share settlement of stock options and restricted stock	(3,174)	(5,845)
Payments of contingent consideration for acquisitions	(13,865)	—
Net cash provided by (used in) financing activities	(52,129)	13,899
Effect of exchange rates on cash, cash equivalents and restricted cash	(605)	(539)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,529)	59,371
Cash, cash equivalents and restricted cash — beginning of period	265,281	388,465
Cash, cash equivalents and restricted cash — end of period	$261,752	$447,836
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three months ended March 31,
	2022	2021

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$257,227	$442,124
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	4,525	5,712
Total cash, cash equivalents and restricted cash — end of period	$261,752	$447,836

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$6,168	$8,403
Cash payments of income taxes	$4,072	$1,980
Cash paid for amounts included in the measurement of lease liabilities	$33,884	$36,964

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$1,074	$2,556
Contingent consideration issued for acquisitions	$—	$6,518
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$8,517	$18,412
Restricted stock reclassified from other current liabilities to equity upon vesting	$3,160	$4,178
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
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of March 31, 2022 and the condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 31, 2022 and the condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2022 and 2021, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date and replaced the prior June 2018 authorization. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the three months ended March 31, 2022, the Company repurchased 0.3 million shares for $39.7 million. At March 31, 2022, $340.9 million remained available under the repurchase program. During the three months ended March 31, 2021, there were no share repurchases. All repurchased shares have been retired.
Government Support — During the three months ended March 31, 2022 and 2021, the Company participated in government support programs that were enacted in response to the economic impact of the COVID-19 pandemic, including availing itself of certain tax deferrals, tax credits and federal block grant funding in the United States, as well as employee wage support in the United Kingdom.
During the three months ended March 31, 2022 and 2021, $25.3 million and $9.6 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $9.5 million and $2.9 million, respectively, reduced the operating subsidy revenue due from employers for the related child care centers. Additionally during the three months ended March 31, 2022, amounts received for tuition support of $2.0 million were recorded to revenue. As of March 31, 2022 and December 31, 2021, $4.0 million and $3.3 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs. As of March 31, 2022 and December 31, 2021, $2.6 million and $3.9 million was recorded to other current liabilities related to government support received related to future periods, and as of March 31, 2022 and December 31, 2021, payroll tax deferrals of $7.0 million were recorded in accounts payable and accrued expenses on the consolidated balance sheet.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended March 31, 2022
North America	$243,237	$75,929	$25,633	$344,799
Europe	110,695	4,915	—	115,610
	$353,932	$80,844	$25,633	$460,409
Three months ended March 31, 2021
North America	$192,454	$71,182	$24,166	$287,802
Europe	97,865	5,173	—	103,038
	$290,319	$76,355	$24,166	$390,840
The classification “North America” is comprised of the Company’s United States and Puerto Rico operations and the classification “Europe” includes the United Kingdom, Netherlands, and India operations.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. During the three months ended March 31, 2022 and 2021, $136.5 million and $107.0 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2021 and December 31, 2020, respectively.
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
3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, and the Netherlands. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of March 31, 2022 and December 31, 2021, there were no material finance leases.
Lease Expense
The components of lease expense were as follows:

	Three months ended March 31,
	2022	2021

	(In thousands)
Operating lease expense (1)	$32,528	$33,625
Variable lease expense (1)	9,944	6,942
Total lease expense	$42,472	$40,567
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.

Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	March 31, 2022	December 31, 2021

Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	5.8%	5.8%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of March 31, 2022:

Operating Leases

(In thousands)
Remainder of 2022	$89,548
2023	129,928
2024	119,567
2025	106,339
2026	97,691
Thereafter	485,100
Total lease payments	1,028,173
Less imputed interest	(248,392)
Present value of lease liabilities	779,781
Less current portion of operating lease liabilities	(90,152)
Long-term operating lease liabilities	$689,629
As of March 31, 2022, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $30.9 million. The leases are expected to commence between the second and fourth quarter of fiscal 2022 and have initial lease terms of approximately 10 to 15 years.
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
During the three months ended March 31, 2022, the Company paid contingent consideration of $19.1 million related to an acquisition completed in 2019 and contingent consideration of $0.2 million related to an acquisition completed in 2021. Of the total amounts paid of $19.3 million, $13.9 million had been recorded as a liability at the date of acquisition.
2021 Acquisitions
During the year ended December 31, 2021, the Company acquired two centers as well as a school-age camp provider in the United States, 13 centers in the United Kingdom, and three centers in the Netherlands, in five separate business acquisitions, which were each accounted for as a business combination. These businesses were acquired for aggregate cash consideration of $53.2 million, net of cash acquired of $2.2 million, and consideration payable of $0.6 million. Additionally, the Company is subject to contingent consideration payments for two of these acquisitions, and recorded a fair value estimate of $7.3 million in relation to these contingent consideration arrangements at acquisition. Contingent consideration of up to $1.2 million was payable within one year from the date of acquisition if certain performance targets were met for one of the acquisitions, of which $0.8 million has been paid based on the performance targets met. Contingent consideration is payable in 2026 based on certain financial metrics for the other acquisition. The Company recorded goodwill of $39.5 million related to the full service center-based child care segment, of which $3.4 million will be deductible for tax purposes, and $14.6 million related to the back-up care segment, all of which will be deductible for tax purposes. In addition, the Company recorded intangible assets of $5.7 million that will be amortized over five years, as well as fixed assets of $10.1 million in relation to these acquisitions.

The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2022, the purchase price allocations for three of the acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed.
During the year ended December 31, 2021, the Company paid $0.6 million for contingent consideration related to acquisitions completed in 2021, which had been recorded as a liability at the date of acquisition.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Balance at January 1, 2022	$1,233,096	$208,786	$39,843	$1,481,725
Adjustments to prior year acquisitions	350	—	—	350
Effect of foreign currency translation	(11,213)	(708)	—	(11,921)
Balance at March 31, 2022	$1,222,233	$208,078	$39,843	$1,470,154
The Company also has intangible assets, which consisted of the following at March 31, 2022 and December 31, 2021:

March 31, 2022	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	14 years	$399,161	$(338,276)	$60,885
Trade names	6 years	12,123	(10,388)	1,735
		411,284	(348,664)	62,620
Indefinite-lived intangible assets:
Trade names	N/A	180,803	—	180,803
		$592,087	$(348,664)	$243,423

December 31, 2021	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	14 years	$400,399	$(332,571)	$67,828
Trade names	6 years	12,358	(10,150)	2,208
		412,757	(342,721)	70,036
Indefinite-lived intangible assets:
Trade names	N/A	180,996	—	180,996
		$593,753	$(342,721)	$251,032

The Company estimates that it will record amortization expense related to intangible assets existing as of March 31, 2022 as follows over the next five years:

Estimated amortization expense
(In thousands)
Remainder of 2022	$21,008
2023	$26,601
2024	$12,174
2025	$1,974
2026	$971
6. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company's senior secured credit facilities consist of a term loan B facility of $600 million (“term loan B”) and a term loan A facility of $400 million (“term loan A”), collectively the “term loan facilities” or “term loans,” as well as a $400 million multi-currency revolving credit facility (“revolving credit facility”). Long term debt obligations were as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Term loan B	$598,500	$600,000
Term loan A	397,500	400,000
Deferred financing costs and original issue discount	(7,308)	(7,604)
Total debt	988,692	992,396
Less current maturities	(16,000)	(16,000)
Long-term debt	$972,692	$976,396
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 2.53% and 2.29% at March 31, 2022 and December 31, 2021, respectively, and the weighted average interest rate was 2.34% and 2.50% for the three months ended March 31, 2022 and 2021, respectively, prior to the effects of any interest rate hedge arrangements. The weighted average interest rate for the revolving credit facility was 4.25% and 4.50% for the three months ended March 31, 2022 and 2021, respectively.
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
Term Loan A Facility
The five year term loan A matures on November 23, 2026 and requires quarterly principal payments equal to 2.5% per annum of the original aggregate principal amount of the term loan A in each of the first three years, 5.0% in the fourth year, and 7.5% in the fifth year. The remaining principal balance is due at maturity. Borrowings under the term loan A facility bear interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, subject to an interest rate floor of 1.00%, or 1.50% to 1.75% over the eurocurrency rate. The eurocurrency rate is the one, three or six month LIBOR rate or, with applicable lender approval, the nine or twelve month or less than one month LIBOR rate.
Revolving Credit Facility
The $400 million multi-currency revolving credit facility matures on May 26, 2026. There were no borrowings outstanding on the revolving credit facility at both March 31, 2022 and December 31, 2021.
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
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp., the Company's direct subsidiary, to be a passive holding company, subject to certain exceptions. The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio not to exceed 4.25 to 1.00. A breach of the applicable covenant is subject to certain equity cure rights.
Future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
Remainder of 2022	$12,000
2023	16,000
2024	18,500
2025	28,500
2026	351,000
Thereafter	570,000
Total future principal payments	$996,000
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
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	March 31, 2022	December 31, 2021

		(In thousands)
Interest rate caps - asset	Other assets	$33,722	$8,809

The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended March 31, 2022
Cash flow hedges	$24,913	Interest expense — net	$(103)	$25,016
Income tax effect	(6,652)	Income tax expense	(449)	(6,203)
Net of income taxes	$18,261		$(552)	$18,813

Three months ended March 31, 2021
Cash flow hedges	$978	Interest expense — net	$(1,450)	$2,428
Income tax effect	(261)	Income tax expense	387	(648)
Net of income taxes	$717		$(1,063)	$1,780
During the next twelve months, the Company estimates that a net gain of $6.2 million, pre-tax, will be reclassified from accumulated other comprehensive income (loss) and recorded as a reduction to interest expense related to these derivative financial instruments.
7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share using the two-class method:

	Three months ended March 31,
	2022	2021

	(In thousands, except share data)
Basic earnings per share:
Net income	$19,406	$7,132
Allocation of net income to common stockholders:
Common stock	$19,324	$7,105
Unvested participating shares	82	27
Net income	$19,406	$7,132

Weighted average common shares outstanding:
Common stock	59,094,724	60,594,947
Unvested participating shares	250,399	235,184
Earnings per common share:
Common stock	$0.33	$0.12

	Three months ended March 31,
	2022	2021

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$19,324	$7,105
Plus: earnings allocated to unvested participating shares	82	27
Less: adjusted earnings allocated to unvested participating shares	(82)	(27)
Earnings allocated to common stock	$19,324	$7,105

Weighted average common shares outstanding:
Common stock	59,094,724	60,594,947
Effect of dilutive securities	320,621	731,026
Weighted average common shares outstanding — diluted	59,415,345	61,325,973
Earnings per common share:
Common stock	$0.33	$0.12
Options outstanding to purchase 1.2 million and 0.8 million shares of common stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.
8. INCOME TAXES
The Company’s effective income tax rates were 19.5% and (52.0)% for the three months ended March 31, 2022 and 2021, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the three months ended March 31, 2022 and 2021, the excess tax benefit from stock-based compensation expense decreased tax expense by $2.0 million and $3.9 million, respectively. For the three months ended March 31, 2022 and 2021, prior to the inclusion of the excess tax benefit and other discrete items, the effective income tax rate approximated 27% and 28%, respectively.
The Company’s unrecognized tax benefits were $4.0 million at March 31, 2022 and $3.9 million at December 31, 2021, inclusive of interest. The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.5 million.
The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as tax in multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (“IRS”) and the statute of limitations for federal tax returns is three years. The Company’s filings for the tax years 2018 through 2020 are subject to audit based upon the federal statute of limitations.
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of March 31, 2022, there was one income tax audit in process and the tax years from 2017 to 2020 are subject to audit.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company's net revenue or accounts receivable. No significant credit concentration risk existed at March 31, 2022.
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices or prices for similar instruments from active markets, which approximates carrying value. As such, the Company’s long-term debt was classified as Level 2.
Derivative Financial Instruments — The Company’s interest rate cap agreements are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps are classified as Level 2. As of March 31, 2022 and December 31, 2021, the fair value of the interest rate cap agreements was $33.7 million and $8.8 million, respectively, which was recorded in other assets on the consolidated balance sheet.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificates of deposit. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets and are classified as Level 1. As of March 31, 2022, the fair value of the available-for-sale debt securities was $28.7 million and was classified based on the instruments’ maturity dates, with $23.4 million included in prepaid expenses and other current assets and $5.3 million in other assets on the consolidated balance sheet. As of December 31, 2021, the fair value of the available-for-sale debt securities was $29.9 million, with $22.7 million included in prepaid expenses and other current assets and $7.2 million in other assets on the consolidated balance sheet. At March 31, 2022 and December 31, 2021, the amortized cost was $28.9 million and $30.0 million, respectively. The debt securities held at March 31, 2022 had remaining maturities ranging from less than one year to approximately 1.5 years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three months ended March 31, 2022 and 2021.

Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses on the Company’s consolidated statement of income. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The key inputs to the valuations are the projections of future financial results in relation to the businesses and the company-specific discount rates. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. During the three months ended March 31, 2022, contingent consideration liabilities of $19.3 million were paid related to acquisitions completed in 2019 and 2021. The contingent consideration liabilities outstanding as of March 31, 2022 related to 2021 acquisitions. See Note 4, Acquisitions, for additional information.
The following table provides a roll forward of the recurring Level 3 fair value measurements:

Three months ended March 31, 2022

(In thousands)
Balance at January 1, 2022	$27,474
Settlement of contingent consideration liabilities	(19,250)
Changes in fair value	158
Foreign currency translation	(532)
Balance at March 31, 2022	$7,850
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Three months ended March 31, 2022
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2022	$(38,073)	$738	$(24)	$(37,359)
Other comprehensive income (loss) before reclassifications — net of tax	(17,006)	18,261	(113)	1,142
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	(552)	—	(552)
Net other comprehensive income (loss)	(17,006)	18,813	(113)	1,694
Balance at March 31, 2022	$(55,079)	$19,551	$(137)	$(35,665)

	Three months ended March 31, 2021
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2021	$(22,332)	$(4,785)	$48	$(27,069)
Other comprehensive income (loss) before reclassifications — net of tax	(127)	717	(28)	562
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	387	(1,063)	—	(676)
Net other comprehensive income (loss)	(514)	1,780	(28)	1,238
Balance at March 31, 2021	$(22,846)	$(3,005)	$20	$(25,831)
(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.
11. SEGMENT INFORMATION
The Company’s reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services. The full service center-based child care segment includes the traditional center-based early education and child care, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home care for children and adult/elder dependents, school-age camps, virtual tutoring, and self-sourced reimbursed care. The Company’s educational advisory and other services segment consists of tuition assistance and student loan repayment program administration, workforce education, related educational advising, college admissions advisory services, and an online marketplace for families and caregivers, which have been aggregated. The Company and its chief operating decision maker evaluate performance based on revenue and income from operations. Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.
Revenue and income (loss) from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended March 31, 2022
Revenue	$353,932	$80,844	$25,633	$460,409
Income from operations	7,161	20,458	3,545	31,164

Three months ended March 31, 2021
Revenue	$290,319	$76,355	$24,166	$390,840
Income (loss) from operations	(17,967)	27,190	4,485	13,708
12. SUBSEQUENT EVENT
On May 3, 2022, the Company, through wholly-owned subsidiaries, entered into a Share Sale Agreement with Nemo (BC) Cayman, LP to purchase and acquire 100% of the outstanding shares of Nemo (BC) HoldCo Pty Ltd., an Australian private company, which wholly-owns OAC Group Pty Ltd, and its subsidiaries, including Only About Children Pty Ltd., a child care operator in Australia, for aggregate consideration of AUD$450 million. AUD$300 million (USD$213 million) will be paid upon closing and an additional AUD$150 million (USD$106.5 million) will be paid eighteen months after closing as deferred purchase price. The purchase price is subject to customary adjustments for net debt and net working capital at closing, and is expected to be financed with cash on hand and amounts borrowed under the Company's existing revolving credit facility.
The acquisition is expected to close in the third quarter of calendar 2022, and is subject to certain conditions, including Australian foreign investment regulatory approval and consents of certain third parties. The Company has entered into a foreign exchange forward contract arrangement to mitigate the impact of any foreign currency fluctuations between signing and closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition and liquidity, the impact of COVID-19 and its variants on our near and long-term operations, the continued operation of currently open centers, timing to re-enroll and re-ramp centers as well as certain back-up care services and use types, enrollment recovery, occupancy improvement, our cost management and capital spending, labor costs and investments in employees, future labor rates and labor market for teachers and staff, impact of government mandates, vaccine adoption and availability, continued performance and contributions from our back-up care segment, access to and impact of government relief and support programs, leases, ability to respond to changing market conditions, our growth, our strategies, ability to regain and sustain business and strategic growth priorities, demand for services, our value proposition, client relations and partnerships, macroeconomic trends, investments in user experience and service delivery, the impact of accounting principles, pronouncements and policies, the likelihood and timing of the subsequent event acquisition and use of cash and debt, acquisitions and expected synergies, our fair value estimates, impairment losses, goodwill from business combinations, estimates and impact of equity transactions, unrecognized tax benefits and the impact of uncertain tax positions, our effective tax rate, the outcome of tax audits, settlements and tax liabilities, future impact of excess tax benefits, estimates and adjustments, amortization expense, the impact of foreign currency exchange rates, our credit risk, our share repurchase program, the outcome of litigation, legal proceedings and our insurance coverage, debt securities, our interest rate caps, interest rates and projections, interest expense, the use of derivatives or other market risk sensitive instruments, our indebtedness, borrowings under our senior secured credit facilities, the need for additional debt or equity financings and our ability to obtain such financing, our sources and uses of cash flow, our ability to fund operations, and make capital expenditures and payments with cash and cash equivalents and borrowings, and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, including with respect to the ongoing impacts from the COVID-19 pandemic, as well as other factors disclosed from time to time in our other filings with the SEC.
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
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

We are a leading provider of high-quality education and care, including early education and child care, back-up and family care solutions, and workforce education services that are designed to help families, employers and their employees solve the challenges of the modern workforce and thrive personally and professionally. We provide services primarily under multi-year contracts with employers who offer early education and child care, back-up care, and educational advisory and other services as part of their employee benefits packages in an effort to support employees across life and career stages and to improve recruitment, employee engagement, productivity, retention and career advancement. As of March 31, 2022, we had more than 1,350 client relationships with employers across a diverse array of industries, including more than 200 Fortune 500 companies and more than 80 of Working Mother magazine’s 2021 “100 Best Companies.”
At March 31, 2022, we operated 1,019 early education and child care centers and had the capacity to serve approximately 114,500 children and their families in the United States, the United Kingdom, the Netherlands, and India. At March 31, 2022, 989, or 97%, of our child care centers were open.
Our reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services. Full service center-based child care includes the traditional center-based early education and child care, preschool, and elementary education. Back-up care consists of center-based back-up child care, in-home care for children and adult/elder dependents, school-age camps, virtual tutoring, and self-sourced reimbursed care. Educational advisory and other services includes tuition assistance and student loan repayment program administration, workforce education, related educational advising, college admissions advisory services, and an online marketplace for families and caregivers.
Since March 2020, our global operations have been significantly impacted by the COVID-19 pandemic and the measures undertaken to prevent its spread. During the early stages of the pandemic, most of our child care centers were temporarily closed. We responded by quickly adapting to the changing environment and focusing on health and safety, supporting clients and their essential frontline workers and pivoting to expand back-up care solutions for clients and employees to meet the surge in need and demand. While nearly all of our centers have subsequently re-opened, we continue to be impacted by the ongoing effects of COVID-19, including the resurgence of infections and variants of the virus, which have impacted center enrollment, back-up care use and the speed of our recovery, and by the challenges of managing precautionary and preventative measures such as vaccination and masking mandates, virus exposures affecting our staff and families who attend our centers, and disrupted staff availability.
We will continue to monitor and respond to the changing conditions, challenges and disruptions resulting from the COVID-19 pandemic, and the changing needs of clients, families and children, while remaining focused on our strategic priorities to deliver high quality education and care services, connect across our service lines, extend our impact on new customers and clients, and preserve our strong culture. We have executed a number of strategic actions to strengthen our client partnerships and our employee value proposition to better position us as the service provider and employer of choice in our industry. As the early education industry continues to be impacted by a challenging labor market, we continue to invest in our employees and build on what makes us an employer of choice. We have expanded benefits, increased the child care tuition subsidy, enhanced our mental health and wellness resources, and continue to champion for early educators through our Horizons Teacher Degree Program, where our employees can earn an associate or bachelor's degree in early childhood education at no-cost.
It remains difficult to predict the full impact of the pandemic and eventual recovery, but we remain committed to families, clients and our employees. We remain confident in our value proposition, business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing market conditions. Our ability to fully return to the operating income levels at which we operated prior to COVID-19, and to continue to increase operating income in the future will depend upon our ability to continue to regain and sustain the following characteristics of our business and our strategic growth priorities:
• maintenance and incremental growth of enrollment in our mature and ramping centers, and cost management in response to changes in enrollment in our centers,
• effective pricing strategies, including tuition increases that correlate with expected increases in personnel costs, including wages and benefits, and additional pricing actions to accommodate higher operating costs and the impact of persistent inflation,
• additional growth in expanded service offerings and cross-selling of services to clients,
• successful identification and integration of acquisitions and transitions of management of centers; and,
• successful management and improvement of underperforming centers.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	%	2021	%

	(In thousands, except percentages)
Revenue	$460,409	100.0%	$390,840	100.0%
Cost of services	350,350	76.1%	309,482	79.2%
Gross profit	110,059	23.9%	81,358	20.8%
Selling, general and administrative expenses	71,746	15.6%	60,110	15.4%
Amortization of intangible assets	7,149	1.5%	7,540	1.9%
Income from operations	31,164	6.8%	13,708	3.5%
Interest expense — net	(7,046)	(1.6)%	(9,016)	(2.3)%
Income before income tax	24,118	5.2%	4,692	1.2%
Income tax benefit (expense)	(4,712)	(1.0)%	2,440	0.6%
Net income	$19,406	4.2%	$7,132	1.8%

Adjusted EBITDA (1)	$62,836	13.6%	$46,296	11.8%
Adjusted income from operations (1)	$31,164	6.8%	$13,708	3.5%
Adjusted net income (1)	$27,723	6.0%	$13,855	3.5%
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
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Revenue. Revenue increased by $69.6 million, or 18%, to $460.4 million for the three months ended March 31, 2022 from $390.8 million for the same period in 2021. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021		Change 2022 vs 2021

	(In thousands, except percentages)
Full-service center-based child care	$353,932	76.8%	$290,319	74.3%	$63,613	21.9%
Tuition	320,221	90.5%	250,252	86.2%	69,969	28.0%
Management fees and operating subsidies	33,711	9.5%	40,067	13.8%	(6,356)	(15.9)%
Back-up care	80,844	17.6%	76,355	19.5%	4,489	5.9%
Educational advisory and other services	25,633	5.6%	24,166	6.2%	1,467	6.1%
Total revenue	$460,409	100.0%	$390,840	100.0%	$69,569	17.8%

Revenue generated by the full service center-based child care segment in the three months ended March 31, 2022 increased by $63.6 million, or 22%, when compared to the same period in 2021. Revenue growth in this segment was attributable to enrollment increases in our open child care centers and from the re-opening of our temporarily closed centers. Tuition revenue increased by $70.0 million, or 28%, when compared to the prior year, on a 27% increase in enrollment. While enrollment in our centers continues to improve, our centers continue to operate below pre-COVID-19 enrollment levels as the ongoing disruption of the pandemic, infection resurgences, and labor market challenges have slowed the recovery. We expect continued occupancy improvement throughout 2022. Additionally, during the three months ended March 31, 2022, amounts received from government programs of $2.0 million related to tuition support and were recorded to revenue. Lower foreign currency exchange rates for our United Kingdom and Netherlands operations impacted our revenue growth, which decreased 2022 tuition revenue by approximately 1%, or $4.1 million. Management fees and operating subsidies from employer sponsors decreased $6.4 million, or 16%, primarily due to funding received from government support programs that reduced certain center operating costs, which impacted the related operating subsidies. During the three months ended March 31, 2022 and 2021, funding received from government support programs of $9.5 million and $2.9 million, respectively, reduced the operating subsidy revenue due from employers.
Revenue generated by back-up care services in the three months ended March 31, 2022 increased by $4.5 million, or 6%, when compared to the same period in 2021. Revenue growth in the back-up care segment was primarily attributable to expanded sales to new clients and increased utilization of traditional in-center and in-home back-up care from new and existing clients as these continue to ramp. We expect traditional in-center and in-home back-up care use to continue to improve throughout 2022.
Revenue generated by educational advisory and other services in the three months ended March 31, 2022 increased by $1.5 million, or 6%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to contributions from sales to new clients and increased utilization from existing clients.
Cost of Services. Cost of services increased $40.9 million, or 13%, to $350.4 million for the three months ended March 31, 2022 from $309.5 million for the same period in 2021.
Cost of services in the full service center-based child care segment increased by $32.9 million, or 13%, to $294.1 million in the three months ended March 31, 2022 when compared to the same period in 2021. The increase in cost of services was primarily associated with the enrollment increase in our centers and the re-opening of our temporarily closed centers. Personnel costs, which generally represent 70% of the costs for this segment, increased 17% primarily in connection with the enrollment growth at our centers. Funding received from government support programs reduced center operating expenses by $25.3 million in the first quarter of 2022, compared to $9.6 million in government funding received in the first quarter of 2021. As noted above, a portion of the funding received from government support programs reduced the operating subsidy revenue due from employers for the related child care centers by $9.5 million and $2.9 million in the three months ended March 31, 2022 and 2021, respectively.
Cost of services in the back-up care segment increased by $8.3 million, or 23%, to $44.5 million in the three months ended March 31, 2022, when compared to the prior year. The increase in cost of services is associated with the effects of a change in the revenue mix and the return to higher levels of traditional in-center and in-home back-up care use in 2022 compared to more significant self-sourced reimbursed care in the prior year period. The increase in cost of services included increased care provider fees generated by the increase in utilization levels of traditional in-center and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service delivery.
Cost of services in the educational advisory and other services segment decreased by $0.3 million, or 3%, to $11.8 million in the three months ended March 31, 2022 when compared to the prior year, due to cost efficiencies associated with the increased revenue.
Gross Profit. Gross profit increased by $28.7 million, or 35%, to $110.1 million for the three months ended March 31, 2022 from $81.4 million for the same period in 2021. Gross profit margin was 24% of revenue for the three months ended March 31, 2022 an increase of approximately 3% compared to the three months ended March 31, 2021. The increase was primarily due to improved margins in the full service center-based child care segment from enrollment increases at open child care centers and from the re-opening of temporarily closed centers, partially offset by reduced contributions from our back-up care services as a result of the continued shift in the service delivery mix back towards pre-COVID-19 levels, with increasing utilization of traditional in-home and center-based back-up care and a decrease in self-sourced reimbursed care.
Selling, General and Administrative Expenses (“SGA”). SGA increased by $11.6 million, or 19%, to $71.7 million for the three months ended March 31, 2022 from $60.1 million for the same period in 2021, in order to support the business throughout the pandemic and as it re-ramps. SGA was 15.6% of revenue for the three months ended March 31, 2022, generally consistent with the same period in 2021.

Amortization of Intangible Assets. Amortization expense on intangible assets was $7.1 million for the three months ended March 31, 2022, a decrease from $7.5 million for the three months ended March 31, 2021, due to the use of the accelerated method of amortization for certain intangible assets and decreases from intangible assets becoming fully amortized during the period, partially offset by increases from the acquisitions completed in 2021.
Income from Operations. Income from operations increased by $17.5 million, or 127%, to $31.2 million for the three months ended March 31, 2022 when compared to the prior year. The following table summarizes income (loss) from operations and percentage of revenue for each of our segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021		Change 2022 vs 2021

	(In thousands, except percentages)
Full-service center-based child care	$7,161	2.0%	$(17,967)	(6.2)%	$25,128	139.9%
Back-up care	20,458	25.3%	27,190	35.6%	(6,732)	(24.8)%
Educational advisory and other services	3,545	13.8%	4,485	18.6%	(940)	(21.0)%
Income from operations	$31,164	6.8%	$13,708	3.5%	$17,456	127.3%
The increase in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $25.1 million, or 140%, in the three months ended March 31, 2022 when compared to the same period in 2021 primarily due to increases in tuition revenue from enrollment growth in our open centers and the re-opening of temporarily closed centers, as well as net contributions of $17.8 million from government support programs that primarily reduced certain operating expenses during the quarter.
•Income from operations for the back-up care segment decreased $6.7 million, or 25%, in the three months ended March 31, 2022 when compared to the same period in 2021, as the service delivery mix continues to shift back towards pre-COVID-19 levels, with increasing utilization of traditional in-home and center-based back-up care and a decrease in self-sourced reimbursed care compared to the prior year.
•Income from operations for the educational advisory and other services segment decreased $0.9 million, or 21%, in the three months ended March 31, 2022 when compared to the same period in 2021 due to investments in personnel, marketing and technology to support the growth of the segment.
Net Interest Expense. Net interest expense decreased to $7.0 million for the three months ended March 31, 2022 from $9.0 million for the same period in 2021 due to decreases in the outstanding debt as a result of the November 2021 debt refinance as well as a decrease in the interest rates applicable to our debt. The weighted average interest rate for the term loans and revolving credit facility was 2.34% for three months ended March 31, 2022 and 3.06% for the three months ended March 31, 2021, inclusive of the effects of the interest rate swap arrangements prior to their maturity on October 31, 2021. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 3.2% for the remainder of 2022.
Income Tax Expense (Benefit). We recorded income tax expense of $4.7 million during the three months ended March 31, 2022, at an effective income tax rate of 20%, compared to an income tax benefit of $2.4 million during the three months ended March 31, 2021, at an effective income tax rate of (52)%. The difference between the effective income tax rate as compared to the statutory income tax rate was primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which had a more significant impact to the effective tax rate for 2021 due to the lower income before income tax and higher excess tax benefits. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax matters and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the three months ended March 31, 2022 and 2021, the excess tax benefits reduced income tax expense by $2.0 million and $3.9 million, respectively. The effective income tax rate prior to the inclusion of the excess tax benefits from stock-based compensation and other discrete items was approximately 27% and 28% for the three months ended March 31, 2022 and 2021, respectively.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $16.5 million, or 36%, and $17.5 million, or 127%, respectively, for the three months ended March 31, 2022 over the comparable period in 2021 primarily as a result of the increase in gross profit in the full service center-based child care segment, partially offset by reduced contributions in the back-up care segment.

Adjusted Net Income. Adjusted net income increased $13.9 million, or 100%, for the three months ended March 31, 2022 when compared to the same period in 2021, primarily due to the increase in income from operations, partially offset by a higher effective tax rate.
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

	Three Months Ended March 31,
	2022	2021

	(In thousands, except share data)
Net income	$19,406	$7,132
Interest expense — net	7,046	9,016
Income tax expense (benefit)	4,712	(2,440)
Depreciation	18,427	19,742
Amortization of intangible assets (a)	7,149	7,540
EBITDA	56,740	40,990
Additional adjustments:
Stock-based compensation expense (b)	6,096	5,306
Other costs	—	—
Total adjustments	6,096	5,306
Adjusted EBITDA	$62,836	$46,296

Income from operations	$31,164	$13,708
Other costs	—	—
Adjusted income from operations	$31,164	$13,708

Net income	$19,406	$7,132
Income tax expense (benefit)	4,712	(2,440)
Income before income tax	24,118	4,692
Amortization of intangible assets (a)	7,149	7,540
Stock-based compensation expense (b)	6,096	5,306
Other costs	—	—
Adjusted income before income tax	37,363	17,538
Adjusted income tax expense (c)	(9,640)	(3,683)
Adjusted net income	$27,723	$13,855

Weighted average common shares outstanding — diluted	59,415,345	61,325,973
Diluted adjusted earnings per common share	$0.47	$0.23
(a)Represents amortization of intangible assets, including quarterly amortization expense of $5.0 million associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(c)Represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 26% and 21% for the three months ended March 31, 2022 and 2021, respectively. The tax rate for 2022 represents a tax rate of approximately 27% applied to the expected adjusted income before income tax, less the estimated effect of excess tax benefits related to equity transactions. However, the jurisdictional mix of the expected adjusted income before income tax for the full year, and the timing and volume of the tax benefits associated with future equity activity will affect these estimates and the estimated effective tax rate for the year.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, stock-based compensation expense, and at times, non-recurring costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement. Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by (used in) operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We understand that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•adjusted EBITDA, adjusted income from operations and adjusted net income do not fully reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
•adjusted EBITDA, adjusted income from operations and adjusted net income do not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt; and,
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future; and adjusted EBITDA, adjusted income from operations and adjusted net income do not reflect any cash requirements for such replacements.
Because of these limitations, adjusted EBITDA, adjusted income from operations and adjusted net income should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory and other services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $257.2 million in cash ($261.8 million including restricted cash) at March 31, 2022, of which $21.3 million was held in foreign jurisdictions, compared to $261.0 million in cash ($265.3 million including restricted cash) at December 31, 2021, of which $25.8 million was held in foreign jurisdictions. Operations outside of North America accounted for 25% and 26% of our consolidated revenue in the three months ended March 31, 2022 and 2021, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the three months ended March 31, 2022 and 2021, and we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2022.
Our revolving credit facility is part of our senior secured credit facilities, which consist of secured term loans and a $400 million revolving credit facility. There were no borrowings outstanding on our revolving credit facility at March 31, 2022 and December 31, 2021.

We had a working capital deficit of $77.5 million and $81.9 million at March 31, 2022 and December 31, 2021, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that our cash flows from operating activities will continue to be impacted while our center performance continues to ramp. As we focus on the enrollment and ramping of centers, we continue to prioritize investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt.
During the three months ended March 31, 2022 and 2021, we participated in government support programs that were enacted in response to the economic impact of the COVID-19 pandemic, including certain tax deferrals, tax credits and federal block grant funding in the United States, as well as employee wage support in the United Kingdom. During the three months ended March 31, 2022 and 2021, $25.3 million and $9.6 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $9.5 million and $2.9 million, respectively, reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the three months ended March 31, 2022, amounts received for tuition support of $2.0 million was recorded to revenue. As of March 31, 2022 and December 31, 2021, $4.0 million and $3.3 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs. As of March 31, 2022 and December 31, 2021, $2.6 million and $3.9 million was recorded to other current liabilities related to government support received related to future periods, and as of March 31, 2022 and December 31, 2021, payroll tax deferrals of $7.0 million were recorded in accounts payable and accrued expenses on the consolidated balance sheet.
The board of directors authorized a share repurchase program of up to $400 million of our outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date and replaced the prior June 2018 authorization, of which $0.2 million remained available thereunder. During the three months ended March 31, 2022, we repurchased 0.3 million shares for $39.7 million, and at March 31, 2022, $340.9 million remained available under the repurchase program. During the three months ended March 31, 2021, there were no share repurchases. All repurchased shares have been retired.
We believe that funds provided by operations, our existing cash balances, and borrowings available under our revolving credit facility will be adequate to fund all obligations and liquidity requirements for at least the next twelve months. However, if we were to experience continued or renewed disruption from the COVID-19 pandemic or if we were to undertake any significant acquisitions or make investments in the purchase of facilities for new or existing centers, we could require financing beyond our existing cash and borrowing capacity, and it could be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, if at all.

Cash Flows	Three Months Ended March 31,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$58,558	$68,295
Net cash used in investing activities	$(9,353)	$(22,284)
Net cash provided by (used in) financing activities	$(52,129)	$13,899
Cash, cash equivalents and restricted cash — beginning of period	$265,281	$388,465
Cash, cash equivalents and restricted cash — end of period	$261,752	$447,836
Cash Provided by Operating Activities
Cash provided by operating activities was $58.6 million for the three months ended March 31, 2022, compared to $68.3 million for the same period in 2021. The increase in net income of $12.3 million was offset by lower cash provided by working capital arising from the timing of billings and payments when compared to the prior year, and the payment of $5.4 million in contingent consideration during the quarter.

Cash Used in Investing Activities
Cash used in investing activities was $9.4 million for the three months ended March 31, 2022 compared to $22.3 million for the same period in 2021. The decrease in cash used in investing activities was primarily related to acquisitions, as we did not complete any acquisitions in the three months ended March 31, 2022, compared to $9.0 million invested in two acquisitions during the same period in 2021. Net investments in fixed assets were also $6.3 million lower in the three months ended March 31, 2022 compared to the same period in the prior year. During the three months ended March 31, 2022, we invested $11.6 million in fixed asset purchases for new child care centers, and maintenance and refurbishments in our existing centers, compared to a $17.9 million investment in the prior year, which was partially offset by proceeds from the sale of fixed assets in 2021 of $3.9 million. In addition to the decrease in the uses of cash in the three months ended March 31, 2022, we received net proceeds of $2.4 million from investments in debt securities and other investments, compared to net proceeds received of $0.7 million in the prior year.
Cash Provided by (Used in) Financing Activities
Cash used in financing activities was $52.1 million for the three months ended March 31, 2022 compared to cash provided by financing activities of $13.9 million for the same period in 2021. The change in financing activities was primarily related to cash used in 2022 for share repurchases of $39.9 million and payments of contingent consideration of $13.9 million, neither of which occurred during the same 2021 period. Additionally, proceeds from the exercise of stock options and the issuance and sale of restricted stock decreased $13.6 million when compared to the same period in the prior year.
Debt
Our senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”), a $400 million term loan A facility (“term loan A”) and a $400 million multi-currency revolving credit facility.
Long term debt obligations were as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Term loan B	$598,500	$600,000
Term loan A	397,500	400,000
Deferred financing costs and original issue discount	(7,308)	(7,604)
Total debt	988,692	992,396
Less current maturities	(16,000)	(16,000)
Long-term debt	$972,692	$976,396
The seven year term loan B matures on November 23, 2028 and requires quarterly principal payments equal to 1% per annum of the original aggregate principal amount of the term loan B, with the remaining principal balance due at maturity. The five year term loan A matures on November 23, 2026 and requires quarterly principal payments equal to 2.5% per annum of the original aggregate principal amount of the term loan A in each of the first three years, 5.0% in the fourth year, and 7.5% in the fifth year. The remaining principal balance is due at maturity.
The revolving credit facility matures on May 26, 2026. There were no borrowings outstanding on the revolving credit facility at March 31, 2022 and December 31, 2021, with $400 million available for borrowing.
Borrowings under the credit facilities are subject to variable interest. We mitigate our interest rate exposure with interest rate cap agreements. In December 2021, the Company entered into interest rate cap agreements with a total notional value of $900 million designated and accounted for as cash flow hedges. Interest rate cap agreements for $600 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 2.5%. Interest rate cap agreements for $300 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 3.0%.
In June 2020, the Company entered into interest rate cap agreements with a total notional value of $800 million. These interest rate cap agreements, designated and accounted for as cash flow hedges, provide us with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have a forward starting effective date of October 29, 2021, and expire on October 31, 2023.
The weighted average interest rate for the term loans was 2.34% and 3.06% for the three months ended March 31, 2022 and 2021, respectively, including the impact of the interest rate swap agreements prior to their maturity on October 31, 2021.

The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at March 31, 2022. Refer to Note 6, Credit Arrangements and Debt Obligations, in our condensed consolidated financial statements for additional information on our debt and credit arrangements, and covenant requirements.
Critical Accounting Policies
For a discussion of our “Critical Accounting Policies,” refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies since December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and fluctuations in foreign currency exchange rates. We do not believe there have been material changes in our exposure to interest rate or foreign currency exchange rate fluctuations since December 31, 2021. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
On January 3, 2022, we implemented the financial module of our new enterprise resource planning (“ERP”) system resulting in certain changes in our internal control over financial reporting. Our new ERP system replaced the legacy system in which our financial transactions are processed and recorded, and the implementation required changes to our interfaces and certain processes. The new ERP system is a significant component of our internal control over financial reporting. With the exception of the new ERP implementation, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition and operating results. We believe that these risks and uncertainties include, but are not limited to, those disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including with respect to the ongoing impacts from the COVID-19 pandemic. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, could materially impair our business, financial condition or results of operations. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1) (d)

January 1, 2022 to January 31, 2022 (2)	312,058	$127.22	311,900	$340,914
February 1, 2022 to February 28, 2022 (2)	4,304	$128.81	—	$340,914
March 1, 2022 to March 31, 2022	—	$—	—	$340,914
	316,362		311,900
(1)     The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date. All repurchased shares have been retired.
(2)     During the months of January and February 2022, we retired a total of 4,462 shares that had been issued pursuant to restricted stock award agreements in connection with the payment of tax withholding obligations arising as a result of the vesting of such restricted stock awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our share repurchase authorization.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
10.1†*	Consulting Agreement between Bright Horizons Family Solutions LLC and Maribeth Bearfield, dated as of March 31, 2022.
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	May 6, 2022	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)