Form 10-Q
period 2022-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2022-08-05
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of July 26, 2022, there were 57,810,875 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$270,425	$260,980
Accounts receivable — net of allowance for credit losses of $2,790 and $3,006 at June 30, 2022 and December 31, 2021, respectively	171,114	210,971
Prepaid expenses and other current assets	75,370	68,320
Total current assets	516,909	540,271
Fixed assets — net	558,143	598,134
Goodwill	1,441,185	1,481,725
Other intangible assets — net	235,769	251,032
Operating lease right-of-use assets	678,809	696,425
Other assets	94,578	72,460
Total assets	$3,525,393	$3,640,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,000	$16,000
Accounts payable and accrued expenses	208,458	197,366
Current portion of operating lease liabilities	87,130	87,341
Deferred revenue	212,955	258,438
Other current liabilities	74,815	63,030
Total current liabilities	599,358	622,175
Long-term debt — net	968,989	976,396
Operating lease liabilities	686,971	703,911
Other long-term liabilities	89,952	100,091
Deferred revenue	9,320	9,689
Deferred income taxes	51,817	48,509
Total liabilities	2,406,407	2,460,771
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 58,622,868 and 59,305,160 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	59	59
Additional paid-in capital	680,618	745,615
Accumulated other comprehensive loss	(77,003)	(37,359)
Retained earnings	515,312	470,961
Total stockholders’ equity	1,118,986	1,179,276
Total liabilities and stockholders’ equity	$3,525,393	$3,640,047
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands, except share data)
Revenue	$490,341	$441,478	$950,750	$832,318
Cost of services	361,816	335,496	712,166	644,978
Gross profit	128,525	105,982	238,584	187,340
Selling, general and administrative expenses	73,673	64,458	145,419	124,568
Amortization of intangible assets	7,030	7,512	14,179	15,052
Income from operations	47,822	34,012	78,986	47,720
Loss on foreign currency forward contracts	(5,917)	—	(5,917)	—
Interest expense — net	(7,942)	(9,580)	(14,988)	(18,596)
Income before income tax	33,963	24,432	58,081	29,124
Income tax expense	(9,018)	(5,617)	(13,730)	(3,177)
Net income	$24,945	$18,815	$44,351	$25,947

Earnings per common share:
Common stock — basic	$0.42	$0.31	$0.75	$0.43
Common stock — diluted	$0.42	$0.31	$0.74	$0.42

Weighted average common shares outstanding:
Common stock — basic	59,113,044	60,551,528	59,103,884	60,573,237
Common stock — diluted	59,252,869	61,106,792	59,334,107	61,216,383
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)
Net income	$24,945	$18,815	$44,351	$25,947
Other comprehensive income (loss):
Foreign currency translation adjustments	(46,345)	1,213	(63,351)	699
Unrealized gain on cash flow hedges and investments, net of tax	5,007	964	23,707	2,716
Total other comprehensive income (loss)	(41,338)	2,177	(39,644)	3,415
Comprehensive income (loss)	$(16,393)	$20,992	$4,707	$29,362
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at April 1, 2022	59,133,183	$59	$717,745	$—	$(35,665)	$490,367	$1,172,506
Stock-based compensation expense			7,672				7,672
Issuance of common stock under the Equity Incentive Plan	50,437	—	1,730				1,730
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(18,718)	—	(1,979)				(1,979)
Purchase of treasury stock				(44,550)			(44,550)
Retirement of treasury stock	(542,034)	—	(44,550)	44,550			—
Other comprehensive loss					(41,338)		(41,338)
Net income						24,945	24,945
Balance at June 30, 2022	58,622,868	$59	$680,618	$—	$(77,003)	$515,312	$1,118,986

	Three months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at April 1, 2021	60,726,701	$61	$928,761	$—	$(25,831)	$407,634	$1,310,625
Stock-based compensation expense			5,829				5,829
Issuance of common stock under the Equity Incentive Plan	75,169	—	5,341				5,341
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(8,114)	—	(1,297)				(1,297)
Purchase of treasury stock				(70,346)			(70,346)
Retirement of treasury stock	(515,000)	(1)	(70,345)	70,346			—
Other comprehensive income					2,177		2,177
Net income						18,815	18,815
Balance at June 30, 2021	60,278,756	$60	$868,289	$—	$(23,654)	$426,449	$1,271,144
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2022	59,305,160	$59	$745,615	$—	$(37,359)	$470,961	$1,179,276
Stock-based compensation expense			13,768				13,768
Issuance of common stock under the Equity Incentive Plan	215,954	1	10,624				10,625
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(44,312)	—	(5,154)				(5,154)
Purchase of treasury stock				(84,236)			(84,236)
Retirement of treasury stock	(853,934)	(1)	(84,235)	84,236			—
Other comprehensive loss					(39,644)		(39,644)
Net income						44,351	44,351
Balance at June 30, 2022	58,622,868	$59	$680,618	$—	$(77,003)	$515,312	$1,118,986

	Six months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2021	60,466,168	$60	$910,304	$—	$(27,069)	$400,502	$1,283,797
Stock-based compensation expense			11,135				11,135
Issuance of common stock under the Equity Incentive Plan	371,561	1	24,337				24,338
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(43,973)	—	(7,142)				(7,142)
Purchase of treasury stock				(70,346)			(70,346)
Retirement of treasury stock	(515,000)	(1)	(70,345)	70,346			—
Other comprehensive income					3,415		3,415
Net income						25,947	25,947
Balance at June 30, 2021	60,278,756	$60	$868,289	$—	$(23,654)	$426,449	$1,271,144
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2022	2021

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,351	$25,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,661	55,392
Stock-based compensation expense	13,768	11,135
Loss on foreign currency forward contracts	5,917	—
Deferred income taxes	(4,269)	2,238
Other non-cash adjustments — net	(451)	513
Changes in assets and liabilities:
Accounts receivable	38,255	35,338
Prepaid expenses and other current assets	(5,813)	(10,612)
Accounts payable and accrued expenses	16,636	(1,818)
Income taxes	(10,899)	(19,908)
Deferred revenue	(43,000)	28,117
Leases	734	(2,143)
Other assets	12,087	3,101
Other current and long-term liabilities	7,793	8,425
Net cash provided by operating activities	125,770	135,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(26,186)	(33,953)
Proceeds from the disposal of fixed assets	6,940	5,490
Purchases of debt securities and other investments	(7,030)	(10,611)
Proceeds from the maturity of debt securities and sale of other investments	11,009	10,500
Settlement of foreign currency forward contracts	(4,591)	—
Payments and settlements for acquisitions — net of cash acquired	(3,282)	(9,082)
Net cash used in investing activities	(23,140)	(37,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(8,000)	(5,375)
Payments of debt issuance costs	—	(2,057)
Purchase of treasury stock	(72,554)	(70,346)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	10,554	28,180
Taxes paid related to the net share settlement of stock options and restricted stock	(5,154)	(7,142)
Payments of contingent consideration for acquisitions	(13,865)	—
Net cash used in financing activities	(89,019)	(56,740)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,215)	(675)
Net increase in cash, cash equivalents and restricted cash	11,396	40,654
Cash, cash equivalents and restricted cash — beginning of period	265,281	388,465
Cash, cash equivalents and restricted cash — end of period	$276,677	$429,119
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six months ended June 30,
	2022	2021

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$270,425	$418,638
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	6,252	10,481
Total cash, cash equivalents and restricted cash — end of period	$276,677	$429,119

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$13,458	$16,815
Cash payments of income taxes	$29,187	$21,200
Cash paid for amounts included in the measurement of lease liabilities	$64,887	$72,496

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$1,999	$2,849
Contingent consideration issued for acquisitions	$—	$7,337
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$29,280	$28,147
Restricted stock reclassified from other current liabilities to equity upon vesting	$3,160	$4,178
Treasury stock purchases in other current liabilities	$11,909	$—
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based early education and child care, back-up child and adult/elder care, tuition assistance and student loan repayment program administration, educational advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Puerto Rico and India. The Company provides services designed to help families, employers and their employees better integrate work and family life, primarily under multi-year contracts with employers who offer child care, dependent care, and workforce education services, as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement. On July 1, 2022, the Company, through wholly-owned subsidiaries, completed the acquisition of the outstanding shares of Only About Children, a child care operator in Australia. See Note 12, Subsequent Event, for additional information.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of June 30, 2022 and the condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 30, 2022 and the condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2022 and 2021, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date and replaced the prior June 2018 authorization. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the six months ended June 30, 2022, the Company repurchased 0.9 million shares for $84.2 million. At June 30, 2022, $296.4 million remained available under the repurchase program. During the six months ended June 30, 2021, 0.5 million shares were repurchased for $70.3 million. All repurchased shares have been retired.
Government Support — During the six months ended June 30, 2022 and 2021, the Company participated in government support programs that were enacted in response to the economic impact of the COVID-19 pandemic, including availing itself of certain tax deferrals, tax credits and federal block grant funding in the United States, as well as employee wage support in the United Kingdom.
During the six months ended June 30, 2022 and 2021, $46.7 million and $17.0 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $16.0 million and $5.7 million, respectively, reduced the operating subsidy revenue due from employers for the related child care centers. Additionally during the six months ended June 30, 2022, amounts received for tuition support of $3.4 million were recorded to revenue. As of June 30, 2022 and December 31, 2021, $1.6 million and $3.3 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs. As of June 30, 2022 and December 31, 2021, $7.0 million and $3.9 million was recorded to other current liabilities related to government support received related to future periods, and as of June 30, 2022 and December 31, 2021, payroll tax deferrals of $7.0 million were recorded in accounts payable and accrued expenses on the consolidated balance sheet.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended June 30, 2022
North America	$257,822	$85,096	$27,311	$370,229
Europe	113,494	6,618	—	120,112
	$371,316	$91,714	$27,311	$490,341
Three months ended June 30, 2021
North America	$216,327	$76,660	$25,567	$318,554
Europe	118,100	4,824	—	122,924
	$334,427	$81,484	$25,567	$441,478

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Six months ended June 30, 2022
North America	$501,059	$161,025	$52,944	$715,028
Europe	224,189	11,533	—	235,722
	$725,248	$172,558	$52,944	$950,750
Six months ended June 30, 2021
North America	$408,781	$147,842	$49,733	$606,356
Europe	215,965	9,997	—	225,962
	$624,746	$157,839	$49,733	$832,318
The classification “North America” is comprised of the Company’s United States and Puerto Rico operations and the classification “Europe” includes the Company’s United Kingdom, Netherlands, and India operations.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. During the six months ended June 30, 2022 and 2021, $181.0 million and $146.7 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2021 and December 31, 2020, respectively.
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
3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, and the Netherlands. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of June 30, 2022 and December 31, 2021, there were no material finance leases.

Lease Expense
The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease expense (1)	$32,359	$33,652	$64,887	$67,277
Variable lease expense (1)	9,768	6,735	19,712	13,677
Total lease expense	$42,127	$40,387	$84,599	$80,954
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	June 30, 2022	December 31, 2021

Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	5.8%	5.8%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of June 30, 2022:

Operating Leases

(In thousands)
Remainder of 2022	$53,830
2023	129,356
2024	120,547
2025	109,078
2026	100,861
Thereafter	508,251
Total lease payments	1,021,923
Less imputed interest	(247,822)
Present value of lease liabilities	774,101
Less current portion of operating lease liabilities	(87,130)
Long-term operating lease liabilities	$686,971
As of June 30, 2022, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $27.5 million. The leases are expected to commence between the third quarter of 2022 and the first quarter of 2023 and have initial lease terms of approximately 10 to 15 years.
4. ACQUISITIONS
The Company’s growth strategy includes expansion through strategic and synergistic acquisitions. The goodwill resulting from these acquisitions arises largely from synergies expected from combining the operations of the businesses acquired with the Company’s existing operations, including cost efficiencies and leveraging existing client relationships, as well as from benefits derived from gaining the related assembled workforce.
2022 Acquisitions
During the six months ended June 30, 2022, the Company acquired one center in the Netherlands, which was accounted for as a business combination. This business was acquired for aggregate cash consideration of $3.3 million and consideration payable of $0.2 million. The Company recorded goodwill of $3.1 million related to the full service center-based child care segment in relation to this acquisition, which will not be deductible for tax purposes. In addition, the Company recorded intangible assets of $0.5 million that will be amortized over four years.

The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2022, the purchase price allocation for this acquisition remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, and were not material to the Company’s financial results.
During the six months ended June 30, 2022, the Company paid contingent consideration of $19.1 million related to an acquisition completed in 2019 and contingent consideration of $0.2 million related to an acquisition completed in 2021. Of the total amounts paid of $19.3 million, $13.9 million had been recorded as a liability at the date of acquisition and presented as cash used in financing activities in the consolidated statement of cash flows with remaining amounts reflected as cash used in operating activities.
On July 1, 2022, the Company, through wholly-owned subsidiaries, completed the acquisition of the outstanding shares of Only About Children, a child care operator in Australia, for aggregate consideration of AUD$450 million. See Note 12, Subsequent Event, for additional information.
2021 Acquisitions
During the year ended December 31, 2021, the Company acquired two centers as well as a school-age camp provider in the United States, 13 centers in the United Kingdom, and three centers in the Netherlands, in five separate business acquisitions, which were each accounted for as a business combination. These businesses were acquired for aggregate cash consideration of $53.2 million, net of cash acquired of $2.2 million, and consideration payable of $0.6 million. Additionally, the Company is subject to contingent consideration payments for two of these acquisitions, and recorded a fair value estimate of $7.3 million in relation to these contingent consideration arrangements at acquisition. Contingent consideration of up to $1.2 million was payable within one year from the date of acquisition if certain performance targets were met for one of the acquisitions, of which $0.8 million was paid in 2021 based on the performance targets met. Contingent consideration is payable in 2026 based on certain financial metrics for the other acquisition. The Company recorded goodwill of $39.5 million related to the full service center-based child care segment, of which $3.4 million will be deductible for tax purposes, and $14.6 million related to the back-up care segment, all of which will be deductible for tax purposes. In addition, the Company recorded intangible assets of $5.7 million that will be amortized over five years, as well as fixed assets of $10.1 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2022, the purchase price allocations for three of the acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed.
During the year ended December 31, 2021, the Company paid $0.6 million for contingent consideration related to acquisitions completed in 2021, which had been recorded as a liability at the date of acquisition.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Balance at January 1, 2022	$1,233,096	$208,786	$39,843	$1,481,725
Additions from acquisitions	3,130	—	—	3,130
Effect of foreign currency translation	(41,052)	(2,618)	—	(43,670)
Balance at June 30, 2022	$1,195,174	$206,168	$39,843	$1,441,185

The Company also has intangible assets, which consisted of the following at June 30, 2022 and December 31, 2021:

June 30, 2022	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	14 years	$396,569	$(342,659)	$53,910
Trade names	6 years	11,463	(9,888)	1,575
		408,032	(352,547)	55,485
Indefinite-lived intangible assets:
Trade names	N/A	180,284	—	180,284
		$588,316	$(352,547)	$235,769

December 31, 2021	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	14 years	$400,399	$(332,571)	$67,828
Trade names	6 years	12,358	(10,150)	2,208
		412,757	(342,721)	70,036
Indefinite-lived intangible assets:
Trade names	N/A	180,996	—	180,996
		$593,753	$(342,721)	$251,032
The Company estimates that it will record amortization expense related to intangible assets existing as of June 30, 2022 as follows over the next five years:

Estimated amortization expense
(In thousands)
Remainder of 2022	$14,079
2023	$26,601
2024	$12,174
2025	$1,974
2026	$971

6. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company's senior secured credit facilities consist of a term loan B facility of $600 million (“term loan B”) and a term loan A facility of $400 million (“term loan A”), collectively the “term loan facilities” or “term loans,” as well as a $400 million multi-currency revolving credit facility (“revolving credit facility”). Long-term debt obligations were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Term loan B	$597,000	$600,000
Term loan A	395,000	400,000
Deferred financing costs and original issue discount	(7,011)	(7,604)
Total debt	984,989	992,396
Less current maturities	(16,000)	(16,000)
Long-term debt	$968,989	$976,396
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 3.62% and 2.29% at June 30, 2022 and December 31, 2021, respectively, and the weighted average interest rate was 2.56% and 2.50% for the six months ended June 30, 2022 and 2021, respectively, prior to the effects of any interest rate hedge arrangements. The weighted average interest rate for the revolving credit facility was 5.25% and 4.00% for the six months ended June 30, 2022 and 2021, respectively.
Term Loan B Facility
The seven-year term loan B matures on November 23, 2028 and requires quarterly principal payments equal to 1% per annum of the original aggregate principal amount of the term loan B, with the remaining principal balance due at maturity. Borrowings under the term loan B facility bear interest at a rate per annum of 1.25% over the base rate, or 2.25% over the eurocurrency rate. The eurocurrency rate is the one, three or six month LIBOR rate or, with applicable lender approval, the nine or twelve month or less than one month LIBOR rate, subject to an interest rate floor of 0.50%. The base rate is subject to an interest rate floor of 1.50%.
Term Loan A Facility
The five-year term loan A matures on November 23, 2026 and requires quarterly principal payments equal to 2.5% per annum of the original aggregate principal amount of the term loan A in each of the first three years, 5.0% in the fourth year, and 7.5% in the fifth year. The remaining principal balance is due at maturity. Borrowings under the term loan A facility bear interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, subject to an interest rate floor of 1.00%, or 1.50% to 1.75% over the eurocurrency rate. The eurocurrency rate is the one, three or six month LIBOR rate or, with applicable lender approval, the nine or twelve month or less than one month LIBOR rate.
Revolving Credit Facility
The $400 million multi-currency revolving credit facility matures on May 26, 2026. There were no borrowings outstanding on the revolving credit facility at both June 30, 2022 and December 31, 2021.
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
Future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
Remainder of 2022	$8,000
2023	16,000
2024	18,500
2025	28,500
2026	351,000
Thereafter	570,000
Total future principal payments	$992,000
Derivative Financial Instruments
The Company is subject to interest rate risk as all borrowings under the senior secured credit facilities are subject to variable interest rates. The Company’s risk management policy permits using derivative instruments to manage interest rate and other risks. The Company uses interest rate swaps and caps to manage a portion of the risk related to changes in cash flows from interest rate movements. In June 2020, the Company entered into interest rate cap agreements with a total notional value of $800 million, designated and accounted for as cash flow hedges from inception, to provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have an effective date of October 29, 2021 and expire on October 31, 2023.
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
During the six months ended June 30, 2022, the Company entered into foreign currency forward contracts in connection with an acquisition in Australia completed in July 2022. The Company entered into the foreign currency forwards to lock the purchase price in US dollars at closing and mitigate the impact of foreign currency fluctuations between signing of the definitive purchase agreement on May 3, 2022 and closing. The forward contracts have a total notional value of approximately AUD$320 million, which included the expected payments for the purchase price and for letters of credit used to guarantee certain lease arrangements. The cash flows associated with the business combination do not meet the criteria to be designated and accounted for as a cash flow hedge and, as such, foreign currency gains and losses on these forwards are recorded on the consolidated statement of income. During the six months ended June 30, 2022, the Company recognized realized losses of $4.6 million and unrealized losses of $1.3 million in relation to these forwards due to fluctuations in the Australian dollar.
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	June 30, 2022	December 31, 2021

		(In thousands)
Interest rate caps - asset	Other assets	$40,514	$8,809
Foreign currency forward contracts - liability	Other current liabilities	$(1,326)	$—

The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended June 30, 2022
Cash flow hedges	$6,847	Interest expense — net	$(68)	$6,915
Income tax effect	(1,828)	Income tax expense	18	(1,846)
Net of income taxes	$5,019		$(50)	$5,069

Three months ended June 30, 2021
Cash flow hedges	$(138)	Interest expense — net	$(1,471)	$1,333
Income tax effect	37	Income tax expense	393	(356)
Net of income taxes	$(101)		$(1,078)	$977

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Six months ended June 30, 2022
Cash flow hedges	$31,760	Interest expense — net	$(171)	$31,931
Income tax effect	(8,480)	Income tax expense	(431)	(8,049)
Net of income taxes	$23,280		$(602)	$23,882

Six months ended June 30, 2021
Cash flow hedges	$840	Interest expense — net	$(2,921)	$3,761
Income tax effect	(224)	Income tax expense	780	(1,004)
Net of income taxes	$616		$(2,141)	$2,757
During the next twelve months, the Company estimates that a net gain of $16.2 million, pre-tax, will be reclassified from accumulated other comprehensive income (loss) and recorded as a reduction to interest expense related to these derivative financial instruments.

7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share using the two-class method:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands, except share data)
Basic earnings per share:
Net income	$24,945	$18,815	$44,351	$25,947
Allocation of net income to common stockholders:
Common stock	$24,840	$18,733	$44,164	$25,838
Unvested participating shares	105	82	187	109
Net income	$24,945	$18,815	$44,351	$25,947

Weighted average common shares outstanding:
Common stock	59,113,044	60,551,528	59,103,884	60,573,237
Unvested participating shares	248,969	263,957	249,684	249,571
Earnings per common share:
Common stock	$0.42	$0.31	$0.75	$0.43

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$24,840	$18,733	$44,164	$25,838
Plus: earnings allocated to unvested participating shares	105	82	187	109
Less: adjusted earnings allocated to unvested participating shares	(104)	(81)	(186)	(108)
Earnings allocated to common stock	$24,841	$18,734	$44,165	$25,839

Weighted average common shares outstanding:
Common stock	59,113,044	60,551,528	59,103,884	60,573,237
Effect of dilutive securities	139,825	555,264	230,223	643,146
Weighted average common shares outstanding — diluted	59,252,869	61,106,792	59,334,107	61,216,383
Earnings per common share:
Common stock	$0.42	$0.31	$0.74	$0.42
Options outstanding to purchase 2.0 million and 1.0 million shares of common stock were excluded from diluted earnings per share for the three months ended June 30, 2022 and 2021, respectively, and 1.6 million and 0.9 million shares of common stock were excluded for the six months ended June 30, 2022 and 2021, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.

8. INCOME TAXES
The Company’s effective income tax rates were 26.6% and 23.0% for the three months ended June 30, 2022 and 2021, respectively and 23.6% and 10.9% for the six months ended June 30, 2022 and 2021, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which is included as a reduction of tax expense. During the three and six months ended June 30, 2022, the excess tax benefit from stock-based compensation expense decreased tax expense by $0.7 million and $2.7 million, respectively. During the three and six months ended June 30, 2021, the excess tax benefit from stock-based compensation expense decreased tax expense by $1.2 million and $5.1 million, respectively. For the three and six months ended June 30, 2022 and 2021, prior to the inclusion of the excess tax benefit and other discrete items, the effective income tax rate approximated 28%.
The Company’s unrecognized tax benefits were $4.2 million at June 30, 2022 and $3.9 million at December 31, 2021, inclusive of interest. The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.5 million.
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
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of June 30, 2022, there was one income tax audit in process and the tax years from 2017 to 2020 are subject to audit.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company's net revenue or accounts receivable. No significant credit concentration risk existed at June 30, 2022.
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices or prices for similar instruments from active markets. As such, the Company’s long-term debt was classified as Level 2. As of June 30, 2022, the carrying value and estimated fair value of long-term debt was $992.0 million and $963.6 million, respectively. As of December 31, 2021, the estimated fair value approximated the carrying value of long-term debt.

Derivative Financial Instruments — The Company’s interest rate cap agreements are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps are classified as Level 2. As of June 30, 2022 and December 31, 2021, the fair value of the interest rate cap agreements was $40.5 million and $8.8 million, respectively, which was recorded in other assets on the consolidated balance sheet.
The Company's foreign currency forward contracts are recorded at fair value based on the foreign currency exchange rates in effect at the end of the reporting period. During the six months ended June 30, 2022, the Company recognized realized losses of $4.6 million and unrealized losses of $1.3 million in relation to these forwards due to fluctuations in the Australian dollar.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificates of deposit. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets and are classified as Level 1. As of June 30, 2022, the fair value of the available-for-sale debt securities was $26.6 million and was classified based on the instruments’ maturity dates, with $22.9 million included in prepaid expenses and other current assets and $3.7 million in other assets on the consolidated balance sheet. As of December 31, 2021, the fair value of the available-for-sale debt securities was $29.9 million, with $22.7 million included in prepaid expenses and other current assets and $7.2 million in other assets on the consolidated balance sheet. At June 30, 2022 and December 31, 2021, the amortized cost was $26.9 million and $30.0 million, respectively. The debt securities held at June 30, 2022 had remaining maturities ranging from less than one year to approximately 1.5 years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three and six months ended June 30, 2022 and 2021.
Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses on the Company’s consolidated statement of income. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The key inputs to the valuations are the projections of future financial results in relation to the businesses and the company-specific discount rates. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. During the six months ended June 30, 2022, contingent consideration liabilities of $19.3 million were paid related to acquisitions completed in 2019 and 2021. The contingent consideration liabilities outstanding as of June 30, 2022 related to 2021 acquisitions. See Note 4, Acquisitions, for additional information.
The following table provides a roll forward of the recurring Level 3 fair value measurements:

Six months ended June 30, 2022

(In thousands)
Balance at January 1, 2022	$27,474
Settlement of contingent consideration liabilities	(19,250)
Changes in fair value	523
Foreign currency translation	(532)
Balance at June 30, 2022	$8,215
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.

The changes in accumulated other comprehensive income (loss) by component were as follows:

	Six months ended June 30, 2022
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2022	$(38,073)	$738	$(24)	$(37,359)
Other comprehensive income (loss) before reclassifications — net of tax	(63,351)	23,280	(175)	(40,246)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	(602)	—	(602)
Net other comprehensive income (loss)	(63,351)	23,882	(175)	(39,644)
Balance at June 30, 2022	$(101,424)	$24,620	$(199)	$(77,003)

	Six months ended June 30, 2021
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2021	$(22,332)	$(4,785)	$48	$(27,069)
Other comprehensive income (loss) before reclassifications — net of tax	1,086	616	(41)	1,661
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	387	(2,141)	—	(1,754)
Net other comprehensive income (loss)	699	2,757	(41)	3,415
Balance at June 30, 2021	$(21,633)	$(2,028)	$7	$(23,654)
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

Revenue and income (loss) from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended June 30, 2022
Revenue	$371,316	$91,714	$27,311	$490,341
Income from operations (1)	19,722	25,119	2,981	47,822

Three months ended June 30, 2021
Revenue	$334,427	$81,484	$25,567	$441,478
Income from operations	4,062	24,769	5,181	34,012
(1)     For the three months ended June 30, 2022, income from operations included $2.5 million of transaction costs related to acquisitions which was allocated to the full service center-based child care segment.

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Six months ended June 30, 2022
Revenue	$725,248	$172,558	$52,944	$950,750
Income from operations (1)	26,883	45,577	6,526	78,986

Six months ended June 30, 2021
Revenue	$624,746	$157,839	$49,733	$832,318
Income (loss) from operations	(13,905)	51,959	9,666	47,720
(1)     For the six months ended June 30, 2022, income from operations included $2.5 million of transaction costs related to acquisitions which was allocated to the full service center-based child care segment.
12. SUBSEQUENT EVENT
On July 1, 2022, the Company, through wholly-owned subsidiaries, completed the acquisition of the outstanding shares of Only About Children, a child care operator in Australia, for aggregate consideration of AUD$450 million. The Company paid approximately AUD$300 million (USD$207 million), net of cash acquired, and subject to customary purchase price adjustments, and will pay an additional USD$106.5 million 18 months after closing. The initial purchase price was financed with cash on hand. The Company is the process of completing its preliminary purchase accounting and the allocation of the consideration paid to the acquired assets and assumed liabilities and therefore no additional information is available. Only About Children operates approximately 75 centers in Australia.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition and liquidity; the impact of the ongoing COVID-19 pandemic and government responses thereto on our operations; the continued operation of currently open centers, timing to re-enroll and re-ramp centers as well as certain back-up care services and use types; enrollment recovery and occupancy improvement; our cost management and capital spending; labor costs and investments in employees and wages; future labor rates and labor markets for teachers and staff; continued contributions from our back-up care segment; access to and impact of government relief and support programs; pricing strategies; leases; ability to respond to changing market conditions; our growth; our strategies; ability to regain and sustain business and strategic growth priorities; demand for services; our value proposition, client relations and partnerships; macroeconomic trends; investments in user experience and service delivery; the impact of accounting principles, pronouncements and policies; impact of the Only About Children acquisition; acquisitions and expected synergies; our fair value estimates; impairment losses; goodwill from business combinations; estimates and impact of equity transactions; unrecognized tax benefits and the impact of uncertain tax positions; our effective tax rate; the outcome of tax audits, settlements and tax liabilities; future impact of excess tax benefits; the impact of foreign currency exchange rates; our share repurchase program; the outcome of litigation, legal proceedings and our insurance coverage; debt securities, our interest rate caps, interest rates and projections; interest expense, the use of derivatives or other market risk sensitive instruments, our indebtedness; borrowings under our senior secured credit facilities, the need for additional debt or equity financing, and our ability to obtain such financing; our sources and uses of cash flow; our ability to fund operations and make capital expenditures and payments with cash and cash equivalents and borrowings; and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
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
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

We are a leading provider of high-quality education and care, including early education and child care, back-up and family care solutions, and workforce education services that are designed to help families, employers and their employees solve the challenges of the modern workforce and thrive personally and professionally. We provide services primarily under multi-year contracts with employers who offer early education and child care, back-up care, and educational advisory and other services as part of their employee benefits packages in an effort to support employees across life and career stages and to improve recruitment, employee engagement, productivity, retention and career advancement. As of June 30, 2022, we had more than 1,350 client relationships with employers across a diverse array of industries, including more than 200 Fortune 500 companies and more than 80 of Working Mother magazine’s 2021 “100 Best Companies.”
At June 30, 2022, we operated 1,014 early education and child care centers and had the capacity to serve approximately 114,000 children and their families in the United States, the United Kingdom, the Netherlands, and India. At June 30, 2022, 992, or 98%, of our child care centers were open.
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
Since March 2020, our global operations have been significantly impacted by the COVID-19 pandemic and the measures undertaken in response thereto. During the early stages of the pandemic, most of our child care centers were temporarily closed. We responded by quickly adapting to the changing environment and focusing on health and safety, supporting clients and their essential frontline workers and pivoting to expand back-up care solutions for clients and employees to meet the surge in need and demand. While nearly all of our centers have subsequently re-opened, we continue to be impacted by the ongoing effects of COVID-19, including the resurgence of infections and variants of the virus, which have impacted center enrollment, back-up care use and the speed of our recovery, and by the challenges of managing precautionary and preventative measures such as vaccination and masking mandates, virus exposures affecting our staff and families who attend our centers, and disrupted staff availability.
We will continue to monitor and respond to the changing conditions, challenges and disruptions resulting from the COVID-19 pandemic, and the changing needs of clients, families and children, while remaining focused on our strategic priorities to deliver high quality education and care services, connect across our service lines, extend our impact on new customers and clients, and preserve our strong culture. We have executed a number of strategic actions to strengthen our client partnerships and our employee value proposition to better position us as the service provider and employer of choice in our industry. As the early education industry continues to be impacted by a challenging labor market, we continue to invest, and expect to make future investments, in our employees and build on what makes us an employer of choice. We have enhanced compensation and expanded employee benefits, increased the child care tuition subsidy, enhanced our mental health and wellness resources, and continue to champion for early educators through our Horizons Teacher Degree Program, where our employees can earn an associate or bachelor's degree in early childhood education at no-cost.
It remains difficult to predict the full impact of the pandemic and eventual recovery, but we remain committed to families, clients and our employees. We remain confident in our value proposition, business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing market conditions. Our ability to fully return to the operating income levels at which we operated prior to COVID-19, and to continue to increase operating income in the future will depend upon our ability to continue to regain and sustain the following characteristics of our business and our strategic growth priorities:
• maintenance and incremental growth of enrollment in our mature and ramping centers, and cost management in response to changes in enrollment in our centers;
• effective pricing strategies, including tuition increases that correlate with expected increases in personnel costs, including wages and benefits, and additional pricing actions to accommodate higher operating costs and the impact of persistent inflation;
• additional growth in expanded service offerings and cross-selling of services to clients;
• successful identification and integration of acquisitions and transitions of management of centers; and
• successful management and improvement of underperforming centers.

On July 1, 2022, we completed the acquisition of the outstanding shares of Only About Children (“OAC”), a high-quality operator of early education and child care centers in Australia, for aggregate consideration of AUD$450 million. We paid approximately AUD$300 million (USD$207 million), net of cash acquired, and will pay an additional USD$106.5 million 18 months after closing. The initial purchase price was financed with cash on hand. OAC operates approximately 75 centers in Australia.
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	%	2021	%

	(In thousands, except percentages)
Revenue	$490,341	100.0%	$441,478	100.0%
Cost of services	361,816	73.8%	335,496	76.0%
Gross profit	128,525	26.2%	105,982	24.0%
Selling, general and administrative expenses	73,673	15.0%	64,458	14.6%
Amortization of intangible assets	7,030	1.4%	7,512	1.7%
Income from operations	47,822	9.8%	34,012	7.7%
Loss on foreign currency forward contracts	(5,917)	(1.2)%	—	—%
Interest expense — net	(7,942)	(1.7)%	(9,580)	(2.2)%
Income before income tax	33,963	6.9%	24,432	5.5%
Income tax expense	(9,018)	(1.8)%	(5,617)	(1.2)%
Net income	$24,945	5.1%	$18,815	4.3%

Adjusted EBITDA (1)	$83,076	16.9%	$67,951	15.4%
Adjusted income from operations (1)	$50,319	10.3%	$34,012	7.7%
Adjusted net income (1)	$42,113	8.6%	$29,841	6.8%
(1)Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP financial measures and are not determined in accordance with accounting principles generally accepted in the United States (“GAAP”). Refer to “Non-GAAP Financial Measures and Reconciliation” below for a reconciliation of these non-GAAP financial measures to their respective measures determined under GAAP and for information regarding our use of non-GAAP financial measures.

The following table sets forth statement of income data as a percentage of revenue for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	%	2021	%

	(In thousands, except percentages)
Revenue	$950,750	100.0%	$832,318	100.0%
Cost of services	712,166	74.9%	644,978	77.5%
Gross profit	238,584	25.1%	187,340	22.5%
Selling, general and administrative expenses	145,419	15.3%	124,568	15.0%
Amortization of intangible assets	14,179	1.5%	15,052	1.8%
Income from operations	78,986	8.3%	47,720	5.7%
Loss on foreign currency forward contracts	(5,917)	(0.6)%	—	—%
Interest expense — net	(14,988)	(1.6)%	(18,596)	(2.2)%
Income before income tax	58,081	6.1%	29,124	3.5%
Income tax expense	(13,730)	(1.4)%	(3,177)	(0.4)%
Net income	$44,351	4.7%	$25,947	3.1%

Adjusted EBITDA (1)	$145,912	15.3%	$114,247	13.7%
Adjusted income from operations (1)	$81,483	8.6%	$47,720	5.7%
Adjusted net income (1)	$69,836	7.3%	$43,696	5.2%
(1)Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP financial measures and are not determined in accordance with accounting principles generally accepted in the United States (“GAAP”). Refer to “Non-GAAP Financial Measures and Reconciliation” below for a reconciliation of these non-GAAP financial measures to their respective measures determined under GAAP and for information regarding our use of non-GAAP financial measures.
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Revenue. Revenue increased by $48.9 million, or 11%, to $490.3 million for the three months ended June 30, 2022 from $441.5 million for the same period in 2021. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021		Change 2022 vs 2021

	(In thousands, except percentages)
Full-service center-based child care	$371,316	75.7%	$334,427	75.7%	$36,889	11.0%
Tuition	336,884	90.7%	298,065	89.1%	38,819	13.0%
Management fees and operating subsidies	34,432	9.3%	36,362	10.9%	(1,930)	(5.3)%
Back-up care	91,714	18.7%	81,484	18.5%	10,230	12.6%
Educational advisory and other services	27,311	5.6%	25,567	5.8%	1,744	6.8%
Total revenue	$490,341	100.0%	$441,478	100.0%	$48,863	11.1%

Revenue generated by the full service center-based child care segment in the three months ended June 30, 2022 increased by $36.9 million, or 11%, when compared to the same period in 2021. Revenue growth in this segment was primarily attributable to enrollment increases in our open child care centers and from the re-opening of our temporarily closed centers. Tuition revenue increased by $38.8 million, or 13%, when compared to the prior year, on a 16% increase in enrollment. While enrollment in our centers continues to improve, our centers continue to operate below pre-COVID-19 enrollment levels as the ongoing disruption of the pandemic and labor market challenges have slowed the recovery and impacted occupancy levels. We expect continued occupancy improvement throughout 2022 and into 2023. Additionally, during the three months ended June 30, 2022, $1.4 million was received from government programs related to tuition support and was recorded to revenue. Lower foreign currency exchange rates for our United Kingdom and Netherlands operations partially offset our revenue growth, which decreased 2022 tuition revenue by approximately 4%, or $12.6 million. Management fees and operating subsidies from employer sponsors decreased by $1.9 million, or 5%, primarily due to funding received from government support programs that reduced certain center operating costs, which impacted the related operating subsidies. During the three months ended June 30, 2022 and 2021, funding received from government support programs of $6.5 million and $2.8 million, respectively, reduced the operating subsidy revenue due from employers.
Revenue generated by back-up care services in the three months ended June 30, 2022 increased by $10.2 million, or 13%, when compared to the same period in 2021. Revenue growth in the back-up care segment was primarily attributable to expanded sales to new clients, increased utilization of center-based and in-home back-up care from new and existing clients, and contributions from our various back-up use types.
Revenue generated by educational advisory and other services in the three months ended June 30, 2022 increased by $1.7 million, or 7%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to contributions from sales to new clients and increased utilization from existing clients.
Cost of Services. Cost of services increased by $26.3 million, or 8%, to $361.8 million for the three months ended June 30, 2022 from $335.5 million for the same period in 2021.
Cost of services in the full service center-based child care segment increased by $16.8 million, or 6%, to $297.3 million in the three months ended June 30, 2022 when compared to the same period in 2021. The increase in cost of services was primarily associated with the enrollment increase in our centers and the re-opening of our temporarily closed centers. Personnel costs, which generally represent 70% of the costs for this segment, increased 8% primarily in connection with the enrollment growth at our centers. Funding received from government support programs reduced center operating expenses by $21.4 million in the second quarter of 2022, compared to $7.4 million in government funding received in the second quarter of 2021. As noted above, a portion of the funding received from government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $6.5 million and $2.8 million in the three months ended June 30, 2022 and 2021, respectively.
Cost of services in the back-up care segment increased by $8.2 million, or 19%, to $50.7 million in the three months ended June 30, 2022, when compared to the prior year. The increase in cost of services is associated with the effects of a change in the revenue mix and the return to higher levels of center-based and in-home back-up care use in 2022 compared to more significant self-sourced reimbursed care in the prior year period. The increase in cost of services included increased care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service delivery.
Cost of services in the educational advisory and other services segment increased by $1.3 million, or 10%, to $13.8 million in the three months ended June 30, 2022 when compared to the prior year, which is broadly consistent with the revenue growth. The increase was primarily due to personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased by $22.5 million, or 21%, to $128.5 million for the three months ended June 30, 2022 from $106.0 million for the same period in 2021. Gross profit margin was 26% of revenue for the three months ended June 30, 2022, an increase of approximately 2% compared to the three months ended June 30, 2021. The increase was primarily due to improved margins in the full service center-based child care segment from enrollment increases at open child care centers and from the re-opening of temporarily closed centers.
Selling, General and Administrative Expenses (“SGA”). SGA increased by $9.2 million, or 14%, to $73.7 million for the three months ended June 30, 2022 from $64.5 million for the same period in 2021, in order to support the business as it continues to re-ramp. SGA was 15.0% of revenue for the three months ended June 30, 2022, generally consistent with the same period in 2021.
Amortization of Intangible Assets. Amortization expense on intangible assets was $7.0 million for the three months ended June 30, 2022, a decrease from $7.5 million for the three months ended June 30, 2021, due to the use of the accelerated method of amortization for certain intangible assets and decreases from intangible assets becoming fully amortized during the period, partially offset by increases from the acquisitions completed in 2021.

Income from Operations. Income from operations increased by $13.8 million, or 41%, to $47.8 million for the three months ended June 30, 2022 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021		Change 2022 vs 2021

	(In thousands, except percentages)
Full-service center-based child care	$19,722	5.3%	$4,062	1.2%	$15,660	385.5%
Back-up care	25,119	27.4%	24,769	30.4%	350	1.4%
Educational advisory and other services	2,981	10.9%	5,181	20.3%	(2,200)	(42.5)%
Income from operations	$47,822	9.8%	$34,012	7.7%	$13,810	40.6%
The increase in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $15.7 million, or 386%, in the three months ended June 30, 2022 when compared to the same period in 2021 primarily due to increases in tuition revenue from enrollment growth in our open centers and the re-opening of temporarily closed centers, as well as incremental net contributions of approximately $12 million from government support programs that primarily reduced certain operating expenses.
•Income from operations for the back-up care segment increased $0.4 million, or 1%, in the three months ended June 30, 2022 when compared to the same period in 2021, as the service delivery mix continues to shift back towards pre-COVID-19 levels, with increasing utilization of traditional in-home and center-based back-up care and a decrease in self-sourced reimbursed care compared to the prior year.
•Income from operations for the educational advisory and other services segment decreased $2.2 million, or 42%, in the three months ended June 30, 2022 when compared to the same period in 2021 due to investments in personnel, marketing and technology to support the growth of the segment.
Loss on Foreign Currency Forward Contracts. During the three months ended June 30, 2022, in connection with the acquisition in Australia completed in July 2022, we entered into foreign currency forward contracts with a total notional value of approximately AUD$320 million, which included the expected payments for the purchase price and for letters of credit used to guarantee certain lease arrangements, to mitigate the impact of foreign currency fluctuations between signing of the definitive purchase agreement on May 3, 2022 and closing. The cash flows associated with the business combination do not meet the criteria to be designated and accounted for as cash flow hedges and as such, foreign currency gains and losses are recorded on the consolidated statement of income. During the three months ended June 30, 2022, we recognized realized and unrealized losses of $5.9 million in relation to these forward contracts due to fluctuations in the Australian dollar.
Net Interest Expense. Net interest expense decreased to $7.9 million for the three months ended June 30, 2022 from $9.6 million for the same period in 2021 due to decreases in the outstanding debt as a result of the November 2021 debt refinance as well as a decrease in the interest rates applicable to our debt. The weighted average interest rate for the term loans and revolving credit facility was 2.76% for three months ended June 30, 2022 and 3.06% for the three months ended June 30, 2021, inclusive of the effects of the interest rate swap arrangements prior to their maturity on October 31, 2021. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 3.5% for the remainder of 2022.
Income Tax Expense. We recorded income tax expense of $9.0 million during the three months ended June 30, 2022, at an effective income tax rate of 27%, compared to an income tax expense of $5.6 million during the three months ended June 30, 2021, at an effective income tax rate of 23%. The difference between the effective income tax rate as compared to the statutory income tax rate was primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock, which had a more significant impact to the effective tax rate for 2021 due to the lower income before income tax and higher excess tax benefits. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax matters and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the three months ended June 30, 2022 and 2021, the excess tax benefits reduced income tax expense by $0.7 million and $1.2 million, respectively. The effective income tax rate prior to the inclusion of the excess tax benefits from stock-based compensation and other discrete items was approximately 28% for the three months ended June 30, 2022 and 2021.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $15.1 million, or 22%, and $16.3 million, or 48%, respectively, for the three months ended June 30, 2022 over the comparable period in 2021 primarily as a result of the increase in gross profit in the full service center-based child care segment.

Adjusted Net Income. Adjusted net income increased $12.3 million, or 41%, for the three months ended June 30, 2022 when compared to the same period in 2021, primarily due to the increase in income from operations, partially offset by a higher effective tax rate.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenue. Revenue increased by $118.4 million, or 14%, to $1.0 billion for the six months ended June 30, 2022 from $0.8 billion for the same period in 2021. The following table summarizes the revenue and percentage of total revenue for each of our segments for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021		Change 2022 vs 2021

	(In thousands, except percentages)
Full-service center-based child care	$725,248	76.3%	$624,746	75.0%	$100,502	16.1%
Tuition	657,106	90.6%	548,317	87.8%	108,789	19.8%
Management fees and operating subsidies	68,142	9.4%	76,429	12.2%	(8,287)	(10.8)%
Back-up care	172,558	18.1%	157,839	19.0%	14,719	9.3%
Educational advisory and other services	52,944	5.6%	49,733	6.0%	3,211	6.5%
Total revenue	$950,750	100.0%	$832,318	100.0%	$118,432	14.2%
Revenue generated by the full service center-based child care segment in the six months ended June 30, 2022 increased by $100.5 million, or 16%, when compared to the same period in 2021. Revenue growth in this segment was attributable to enrollment increases in our open centers and the re-opening of our temporarily closed centers. Tuition revenue increased by $108.8 million, or 19.8%, when compared to the prior year, on a 22% increase in enrollment. As noted above, while enrollment in our centers continues to improve, our centers continue to operate below pre-COVID-19 enrollment levels as the ongoing disruption of the pandemic, infection resurgences and labor market challenges have slowed the recovery and impacted occupancy levels. We expect continued occupancy improvement throughout 2022 and into 2023. Additionally, during the six months ended June 30, 2022, $3.4 million was received from government programs related to tuition support and was recorded to revenue. Lower foreign currency exchange rates for our United Kingdom and Netherlands operations partially offset our revenue growth, which decreased 2022 tuition revenue by approximately 3%, or $16.7 million. Management fees and operating subsidies from employer sponsors decreased by $8.3 million, or 11%, primarily due to funding received from government support programs that reduced certain center operating costs, which impacted the related operating subsidies. During the six months ended June 30, 2022 and 2021, funding received from government support programs of $16.0 million and $5.7 million, respectively, reduced the operating subsidy revenue due from employers.
Revenue generated by back-up care services in the six months ended June 30, 2022 increased by $14.7 million, or 9%, when compared to the same period in 2021. Revenue growth in the back-up care segment was primarily attributable to expanded sales to new client, increased utilization of center-based and in-home back-up care from new and existing clients, and contributions from our various back-up use types.
Revenue generated by educational advisory and other services in the six months ended June 30, 2022 increased by $3.2 million, or 6%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to contributions from sales to new clients and increased utilization from existing clients.
Cost of Services. Cost of services increased $67.2 million, or 10%, to $712.2 million for the six months ended June 30, 2022 from $645.0 million for the same period in 2021.
Cost of services in the full service center-based child care segment increased $49.8 million, or 9%, to $591.5 million in the six months ended June 30, 2022 when compared to the same period in 2021. The increase in cost of services was primarily associated with the enrollment increase in our centers and the re-opening of our temporarily closed centers. Personnel costs increased 13% primarily in connection with the enrollment growth at our centers. Funding received from government support programs reduced center operating expenses by $46.7 million in 2022, compared to $17.0 million in government funding received in 2021. As noted above, a portion of the funding received from government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $16.0 million and $5.7 million in the six months ended June 30, 2022 and 2021, respectively.

Cost of services in the back-up care segment increased $16.4 million, or 21%, to $95.2 million in the six months ended June 30, 2022, when compared to the prior year. The increase in cost of services is associated with the effects of a change in the revenue mix and the return to higher levels of center-based and in-home back-up care use in 2022 compared to more significant self-sourced reimbursed care in the prior year period. The increase in cost of services included increased care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service delivery.
Cost of services in the educational advisory and other services segment increased by $1.0 million, or 4%, to $25.5 million in the six months ended June 30, 2022 when compared to the prior year, which is broadly consistent with the revenue growth. The increase was primarily due to personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased $51.2 million, or 27%, to $238.6 million for the six months ended June 30, 2022 from $187.3 million for the same period in 2021. Gross profit margin was 25% of revenue for the six months ended June 30, 2022 an increase of approximately 2% compared to the six months ended June 30, 2021. The increase was primarily due to improved margins in the full service center-based child care segment from enrollment increases at open child care centers and from the re-opening of temporarily closed centers.
Selling, General and Administrative Expenses. SGA increased $20.9 million, or 17%, to $145.4 million for the six months ended June 30, 2022 from $124.6 million for the same period in 2021, in order to support the business as it continues to re-ramp. SGA was 15% of revenue for the six months ended June 30, 2022, generally consistent with the same period in 2021.
Amortization of Intangible Assets. Amortization expense on intangible assets was $14.2 million for the six months ended June 30, 2022, a decrease from $15.1 million for the six months ended June 30, 2021 due to decreases from certain intangible assets becoming fully amortized during the period, partially offset by increases from the acquisitions completed in 2021.
Income from Operations. Income from operations increased by $31.3 million, or 66%, to $79.0 million for the six months ended June 30, 2022 when compared to the same period in 2021. The following table summarizes income from operations and percentage of revenue for each of our segments for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021		Change 2022 vs 2021

	(In thousands, except percentages)
Full-service center-based child care	$26,883	3.7%	$(13,905)	(2.2)%	$40,788	293.3%
Back-up care	45,577	26.4%	51,959	32.9%	(6,382)	(12.3)%
Educational advisory and other services	6,526	12.3%	9,666	19.4%	(3,140)	(32.5)%
Income from operations	$78,986	8.3%	$47,720	5.7%	$31,266	65.5%
The increase in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $40.8 million, or 293%, in the six months ended June 30, 2022 when compared to the same period in 2021 primarily due to increases in tuition revenue from enrollment growth in our open centers and the re-opening of temporarily closed centers, as well as incremental net contributions of approximately $23 million from government support programs that primarily reduced certain operating expenses.
•Income from operations for the back-up care segment decreased $6.4 million, or 12%, in the six months ended June 30, 2022 when compared to the same period in 2021, as the service delivery mix continues to shift back towards pre-COVID-19 levels, with increasing utilization of traditional in-home and center-based back-up care and a decrease in self-sourced reimbursed care compared to the prior year.
•Income from operations for the educational advisory and other services segment decreased $3.1 million, or 32%, in the six months ended June 30, 2022 when compared to the same period in 2021 due to investments in personnel, marketing and technology to support the growth of the segment.
Loss on Foreign Currency Forward Contracts. During the six months ended June 30, 2022, in connection with the acquisition in Australia completed in July 2022, we entered into foreign currency forward contracts with a total notional value of approximately AUD$320 million, which included the expected payments for the purchase price and for letters of credit used to guarantee certain lease arrangements, to mitigate the impact of foreign currency fluctuations between signing of the definitive purchase agreement on May 3, 2022 and closing. The cash flows associated with the business combination do not meet the criteria to be designated and accounted for as cash flow hedges and as such, foreign currency gains and losses are recorded on the consolidated statement of income. During the six months ended June 30, 2022, we recognized realized and unrealized losses of $5.9 million in relation to these forward contracts due to fluctuations in the Australian dollar.

Net Interest Expense. Net interest expense decreased to $15.0 million for the six months ended June 30, 2022 from $18.6 million for the same period in 2021, due to decreased borrowings under our revolving credit facility as well as decreases in the interest rates applicable to our debt. Including the effects of the interest rate swap arrangements, the weighted average interest rates for the term loan and revolving credit facility were 2.55% and 3.06% for the six months ended June 30, 2022 and 2021, respectively.
Income Tax Expense. We recorded income tax expense of $13.7 million for the six months ended June 30, 2022 at an effective income tax rate of 24%, compared to an income tax expense of $3.2 million during the six months ended June 30, 2021, at an effective income tax rate of 11%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. During the six months ended June 30, 2022 and 2021, the excess tax benefit decreased income tax expense by $2.7 million and $5.1 million, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues, and the effects of excess tax benefits associated with the exercise of stock options and vesting of restricted stock. The effective income tax rate would have approximated 28% for the six months ended June 30, 2022 and 2021, prior to the inclusion of the excess tax benefit from stock-based compensation and other discrete items.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $31.7 million, or 28%, and $33.8 million, or 71%, respectively, for the six months ended June 30, 2022 over the comparable period in 2021 primarily as a result of the increase in gross profit in the full service center-based child care segment.
Adjusted Net Income. Adjusted net income increased $26.1 million, or 60%, for the six months ended June 30, 2022 when compared to the same period in 2021, primarily due to the increase in income from operations, partially offset by a higher effective tax rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, except share data)
Net income	$24,945	$18,815	$44,351	$25,947
Interest expense — net	7,942	9,580	14,988	18,596
Income tax expense	9,018	5,617	13,730	3,177
Depreciation	18,055	20,598	36,482	40,340
Amortization of intangible assets (a)	7,030	7,512	14,179	15,052
EBITDA	66,990	62,122	123,730	103,112
Additional adjustments:
Stock-based compensation expense (b)	7,672	5,829	13,768	11,135
Loss on foreign currency forward contracts (c)	5,917	—	5,917	—
Other costs (d)	2,497	—	2,497	—
Total adjustments	16,086	5,829	22,182	11,135
Adjusted EBITDA	$83,076	$67,951	$145,912	$114,247

Income from operations	$47,822	$34,012	$78,986	$47,720
Other costs (d)	2,497	—	2,497	—
Adjusted income from operations	$50,319	$34,012	$81,483	$47,720

Net income	$24,945	$18,815	$44,351	$25,947
Income tax expense	9,018	5,617	13,730	3,177
Income before income tax	33,963	24,432	58,081	29,124
Amortization of intangible assets (a)	7,030	7,512	14,179	15,052
Stock-based compensation expense (b)	7,672	5,829	13,768	11,135
Loss on foreign currency forward contracts (c)	5,917	—	5,917	—
Other costs (d)	2,497	—	2,497	—
Adjusted income before income tax	57,079	37,773	94,442	55,311
Adjusted income tax expense (e)	(14,966)	(7,932)	(24,606)	(11,615)
Adjusted net income	$42,113	$29,841	$69,836	$43,696

Weighted average common shares outstanding — diluted	59,252,869	61,106,792	59,334,107	61,216,383
Diluted adjusted earnings per common share	$0.71	$0.49	$1.18	$0.71
(a)Amortization of intangible assets represents amortization expense, including quarterly amortization expense of $5.0 million associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)Stock-based compensation expense represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(c)During the three months ended June 30, 2022, we entered into foreign currency forward contracts for the purchase of Australian dollars to satisfy the purchase price of an acquisition completed in July 2022. A loss of $5.9 million resulting from fluctuations in foreign currency rates was recognized during the three months ended June 30, 2022 in relation to these contracts.
(d)Other costs represents transaction costs incurred in connection with acquisitions.

(e)Represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 26% and 21% for the three and six months ended June 30, 2022 and 2021, respectively. The tax rate for 2022 represents a tax rate of approximately 27% applied to the expected adjusted income before income tax, less the estimated effect of excess tax benefits related to equity transactions. However, the jurisdictional mix of the expected adjusted income before income tax for the full year, and the timing and volume of the tax benefits associated with future equity activity will affect these estimates and the estimated effective tax rate for the year.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, stock-based compensation expense, and at times, non-recurring costs, such as loss on foreign currency forward contracts and transaction costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement.
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
•adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA, adjusted income from operations and adjusted net income do not reflect any cash requirements for such replacements.
Because of these limitations, adjusted EBITDA, adjusted income from operations and adjusted net income should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory and other services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $270.4 million in cash ($276.7 million including restricted cash) at June 30, 2022, of which $19.5 million was held in foreign jurisdictions, compared to $261.0 million in cash ($265.3 million including restricted cash) at December 31, 2021, of which $25.8 million was held in foreign jurisdictions. Operations outside of North America accounted for 25% and 27% of our consolidated revenue in the six months ended June 30, 2022 and 2021, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the six months ended June 30, 2022 and 2021, and we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2022.

On July 1, 2022, we completed the acquisition of the outstanding shares of OAC, a child care operator in Australia, for aggregate consideration of AUD$450 million. We paid approximately AUD$300 million (USD$207 million), net of cash acquired, and will pay an additional USD$106.5 million 18 months after closing. The initial purchase price was financed with cash on hand. In addition, we funded AUD$14.1 million (USD$9.7 million) for cash-backed guarantees for leases that will be recorded as restricted cash on our consolidated balance sheet.
Our revolving credit facility is part of our senior secured credit facilities, which consist of term loans and a $400 million revolving credit facility. There were no borrowings outstanding on our revolving credit facility at June 30, 2022 and December 31, 2021. We expect to draw on the revolving credit facility following the closing of the acquisition of OAC.
We had a working capital deficit of $82.4 million and $81.9 million at June 30, 2022 and December 31, 2021, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that our cash flows from operating activities will continue to be impacted while our center performance continues to ramp. As we focus on the enrollment and ramping of centers, we continue to prioritize investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt.
During the six months ended June 30, 2022 and 2021, we participated in government support programs that were enacted in response to the economic impact of the COVID-19 pandemic, including certain tax deferrals, tax credits and federal block grant funding in the United States, as well as employee wage support in the United Kingdom. During the six months ended June 30, 2022 and 2021, $46.7 million and $17.0 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $16.0 million and $5.7 million, respectively, reduced the operating subsidy revenue due from employers for the related child care centers. Additionally, during the six months ended June 30, 2022, amounts received for tuition support of $3.4 million were recorded to revenue. As of June 30, 2022 and December 31, 2021, $1.6 million and $3.3 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs. As of June 30, 2022 and December 31, 2021, $7.0 million and $3.9 million was recorded to other current liabilities related to government support received related to future periods, and as of June 30, 2022 and December 31, 2021, payroll tax deferrals of $7.0 million were recorded in accounts payable and accrued expenses on the consolidated balance sheet.
The board of directors authorized a share repurchase program of up to $400 million of our outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date and replaced the prior June 2018 authorization, of which $0.2 million remained available thereunder. During the six months ended June 30, 2022, we repurchased 0.9 million shares for $84.2 million, and at June 30, 2022, $296.4 million remained available under the repurchase program. During the six months ended June 30, 2021, we repurchased 0.5 million shares for $70.3 million. All repurchased shares have been retired.
We believe that funds provided by operations, our existing cash balances, and borrowings available under our revolving credit facility will be adequate to fund all obligations and liquidity requirements for at least the next 12 months. However, if we were to experience continued or renewed disruption from the COVID-19 pandemic or if we were to undertake any significant acquisitions or make investments in the purchase of facilities for new or existing centers, we could require financing beyond our existing cash and borrowing capacity, and it could be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, if at all.

Cash Flows	Six Months Ended June 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$125,770	$135,725
Net cash used in investing activities	$(23,140)	$(37,656)
Net cash used in financing activities	$(89,019)	$(56,740)
Cash, cash equivalents and restricted cash — beginning of period	$265,281	$388,465
Cash, cash equivalents and restricted cash — end of period	$276,677	$429,119
Cash Provided by Operating Activities
Cash provided by operating activities was $125.8 million for the six months ended June 30, 2022, compared to $135.7 million for the same period in 2021. The decrease in cash provided by operations relates to lower cash provided by working capital arising from the timing of billings and payments when compared to the prior year and the payment of $5.4 million in contingent consideration during the six months ended June 30, 2022, partially offset by the increase in net income of $18.4 million.

Cash Used in Investing Activities
Cash used in investing activities was $23.1 million for the six months ended June 30, 2022 compared to $37.7 million for the same period in 2021. The decrease in cash used in investing activities was primarily related to a lower volume of fixed asset additions and acquisitions in 2022, and a higher level of proceeds received from investments in 2022 when compared to the prior year. During the six months ended June 30, 2022, we invested $19.2 million, net of proceeds from the sale of fixed assets, in fixed asset purchases for new child care centers, and maintenance and refurbishments in our existing centers, compared to a net investment of $28.5 million during the same period in the prior year. We used $3.3 million to acquire one center in the six months ended June 30, 2022, compared to $9.1 million used to acquire two centers as well as a camp and back-up care provider during the same period in 2021. Net proceeds received from debt securities and other investments were $4.0 million in the six months ended June 30, 2022, compared to net cash used in investments of $0.1 million in the prior year. Additionally, during the six months ended June 30, 2022 we used $4.6 million in cash to settle foreign currency arrangements, which did not occur in the prior year. We entered into foreign currency forward contracts in the second quarter of 2022 in advance of the acquisition completed in July 2022 in Australia.
Cash Used in Financing Activities
Cash used in financing activities was $89.0 million for the six months ended June 30, 2022 compared to $56.7 million for the same period in 2021. The increase in cash used in financing activities in 2022 was primarily related to payments of contingent consideration for acquisitions of $13.9 million, which did not occur in 2021, and a decrease of $17.6 million in proceeds received from the exercise of stock options and the issuance and sale of restricted stock compared to the prior year due to lower volume of transactions. Proceeds from the exercise of stock options and the issuance and sale of restricted stock were $10.6 million and $28.2 million in the six months ended June 30, 2022 and 2021, respectively.
Debt
Our senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”), a $400 million term loan A facility (“term loan A”) and a $400 million multi-currency revolving credit facility.
Long term debt obligations were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Term loan B	$597,000	$600,000
Term loan A	395,000	400,000
Deferred financing costs and original issue discount	(7,011)	(7,604)
Total debt	984,989	992,396
Less current maturities	(16,000)	(16,000)
Long-term debt	$968,989	$976,396
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
The revolving credit facility matures on May 26, 2026. There were no borrowings outstanding on the revolving credit facility at June 30, 2022 and December 31, 2021, with $400 million available for borrowing.
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

The weighted average interest rate for the term loans was 2.55% and 3.06% for the six months ended June 30, 2022 and 2021, respectively, including the impact of the cash flow hedges.
The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at June 30, 2022. Refer to Note 6, Credit Arrangements and Debt Obligations, in our condensed consolidated financial statements for additional information on our debt and credit arrangements, and covenant requirements.
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
During the three months ended June 30, 2022, in connection with an acquisition in Australia completed in July 2022, we entered into foreign currency forward contracts with a total notional value of approximately AUD$320 million to mitigate the impact of foreign currency fluctuations between signing of the definitive purchase agreement on May 3, 2022 and closing. During the three months ended June 30, 2022, we recognized realized and unrealized losses of $5.9 million in relation to these forward contracts due to fluctuations in the Australian dollar. See Note 6, Credit Arrangements and Debt Obligations—Derivative Financial Instruments, for additional information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition and operating results. We believe that these risks and uncertainties include, but are not limited to, those disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021, including with respect to the ongoing impacts from the COVID-19 pandemic. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, could materially impair our business, financial condition or results of operations. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1) (d)

April 1, 2022 to April 30, 2022	—	$—	—	$340,914
May 1, 2022 to May 31, 2022	—	$—	—	$340,914
June 1, 2022 to June 30, 2022	542,034	$82.17	542,034	$296,374
	542,034		542,034
(1)     The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date. All repurchased shares have been retired.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
10.1*	Share Sale Agreement by and among Nemo (BC) Cayman, LP, BlueTang OpCo Pty Ltd and Bright Horizons Family Solutions LLC, dated May 3, 2022. (1)
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
(1)	Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	August 5, 2022	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)