Form 10-Q
period 2022-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2022-11-08
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of October 26, 2022, there were 57,750,017 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,604	$260,980
Accounts receivable — net of allowance for credit losses of $3,044 and $3,006 at September 30, 2022 and December 31, 2021, respectively	194,410	210,971
Prepaid expenses and other current assets	75,830	68,320
Total current assets	302,844	540,271
Fixed assets — net	561,233	598,134
Goodwill	1,674,466	1,481,725
Other intangible assets — net	254,729	251,032
Operating lease right-of-use assets	795,903	696,425
Other assets	126,955	72,460
Total assets	$3,716,130	$3,640,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,000	$16,000
Borrowings under revolving credit facility	113,000	—
Accounts payable and accrued expenses	232,092	197,366
Current portion of operating lease liabilities	90,710	87,341
Deferred revenue	193,240	258,438
Other current liabilities	44,974	63,030
Total current liabilities	690,016	622,175
Long-term debt — net	965,284	976,396
Operating lease liabilities	804,556	703,911
Other long-term liabilities	196,734	100,091
Deferred revenue	9,954	9,689
Deferred income taxes	55,830	48,509
Total liabilities	2,722,374	2,460,771
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,501,048 and 59,305,160 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	58	59
Additional paid-in capital	590,608	745,615
Accumulated other comprehensive loss	(130,470)	(37,359)
Retained earnings	533,560	470,961
Total stockholders’ equity	993,756	1,179,276
Total liabilities and stockholders’ equity	$3,716,130	$3,640,047
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands, except share data)
Revenue	$540,215	$460,333	$1,490,965	$1,292,651
Cost of services	411,406	340,068	1,123,572	985,046
Gross profit	128,809	120,265	367,393	307,605
Selling, general and administrative expenses	80,812	67,135	226,231	191,703
Amortization of intangible assets	8,948	7,140	23,127	22,192
Income from operations	39,049	45,990	118,035	93,710
Loss on foreign currency forward contracts	—	—	(5,917)	—
Interest expense — net	(11,707)	(9,153)	(26,695)	(27,749)
Income before income tax	27,342	36,837	85,423	65,961
Income tax expense	(9,094)	(10,018)	(22,824)	(13,195)
Net income	$18,248	$26,819	$62,599	$52,766

Earnings per common share:
Common stock — basic	$0.32	$0.44	$1.06	$0.87
Common stock — diluted	$0.31	$0.44	$1.06	$0.86

Weighted average common shares outstanding:
Common stock — basic	57,664,895	60,218,090	58,624,221	60,454,855
Common stock — diluted	57,740,013	60,743,765	58,802,742	61,058,843
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)
Net income	$18,248	$26,819	$62,599	$52,766
Other comprehensive income (loss):
Foreign currency translation adjustments	(67,483)	(14,634)	(130,834)	(13,935)
Unrealized gain on cash flow hedges and investments, net of tax	14,016	924	37,723	3,640
Total other comprehensive loss	(53,467)	(13,710)	(93,111)	(10,295)
Comprehensive income (loss)	$(35,219)	$13,109	$(30,512)	$42,471
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at July 1, 2022	58,622,868	$59	$680,618	$—	$(77,003)	$515,312	$1,118,986
Stock-based compensation expense			7,514				7,514
Issuance of common stock under the Equity Incentive Plan	13,400	—	859				859
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(3,008)	—	(278)				(278)
Purchase of treasury stock				(98,106)			(98,106)
Retirement of treasury stock	(1,132,212)	(1)	(98,105)	98,106			—
Other comprehensive loss					(53,467)		(53,467)
Net income						18,248	18,248
Balance at September 30, 2022	57,501,048	$58	$590,608	$—	$(130,470)	$533,560	$993,756

	Three months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at July 1, 2021	60,278,756	$60	$868,289	$—	$(23,654)	$426,449	$1,271,144
Stock-based compensation expense			5,600				5,600
Issuance of common stock under the Equity Incentive Plan	51,895	—	3,640				3,640
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(2,036)	—	(287)				(287)
Purchase of treasury stock				(33,977)			(33,977)
Retirement of treasury stock	(236,510)	—	(33,977)	33,977			—
Other comprehensive loss					(13,710)		(13,710)
Net income						26,819	26,819
Balance at September 30, 2021	60,092,105	$60	$843,265	$—	$(37,364)	$453,268	$1,259,229
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Nine months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2022	59,305,160	$59	$745,615	$—	$(37,359)	$470,961	$1,179,276
Stock-based compensation expense			21,282				21,282
Issuance of common stock under the Equity Incentive Plan	229,354	1	11,483				11,484
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(47,320)	—	(5,432)				(5,432)
Purchase of treasury stock				(182,342)			(182,342)
Retirement of treasury stock	(1,986,146)	(2)	(182,340)	182,342			—
Other comprehensive loss					(93,111)		(93,111)
Net income						62,599	62,599
Balance at September 30, 2022	57,501,048	$58	$590,608	$—	$(130,470)	$533,560	$993,756

	Nine months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2021	60,466,168	$60	$910,304	$—	$(27,069)	$400,502	$1,283,797
Stock-based compensation expense			16,735				16,735
Issuance of common stock under the Equity Incentive Plan	423,456	1	27,977				27,978
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(46,009)	—	(7,429)				(7,429)
Purchase of treasury stock				(104,323)			(104,323)
Retirement of treasury stock	(751,510)	(1)	(104,322)	104,323			—
Other comprehensive loss					(10,295)		(10,295)
Net income						52,766	52,766
Balance at September 30, 2021	60,092,105	$60	$843,265	$—	$(37,364)	$453,268	$1,259,229
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2022	2021

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,599	$52,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,958	82,858
Stock-based compensation expense	21,282	16,735
Loss on foreign currency forward contracts	5,917	—
Deferred income taxes	(8,209)	1,573
Other non-cash adjustments — net	1,894	3,369
Changes in assets and liabilities:
Accounts receivable	16,369	15,836
Prepaid expenses and other current assets	(7,204)	(4,095)
Accounts payable and accrued expenses	27,122	8,911
Income taxes	(6,278)	(11,269)
Deferred revenue	(64,235)	15,360
Leases	703	(3,378)
Other assets	11,453	3,233
Other current and long-term liabilities	(8,393)	3,348
Net cash provided by operating activities	130,978	185,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(48,228)	(47,350)
Proceeds from the disposal of fixed assets	10,456	5,840
Purchases of debt securities and other investments	(13,838)	(20,032)
Proceeds from the maturity of debt securities and sale of other investments	16,009	17,730
Settlement of foreign currency forward contracts	(5,917)	—
Payments and settlements for acquisitions — net of cash acquired	(209,421)	(18,914)
Net cash used in investing activities	(250,939)	(62,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	167,000	—
Payments under revolving credit facility	(54,000)	—
Principal payments of long-term debt	(12,000)	(8,063)
Payments of debt issuance costs	—	(2,057)
Purchase of treasury stock	(182,570)	(102,184)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	11,412	31,820
Taxes paid related to the net share settlement of stock options and restricted stock	(5,432)	(7,429)
Payments of contingent consideration for acquisitions	(13,865)	(196)
Net cash used in financing activities	(89,455)	(88,109)
Effect of exchange rates on cash, cash equivalents and restricted cash	(4,018)	(2,120)
Net increase (decrease) in cash, cash equivalents and restricted cash	(213,434)	32,292
Cash, cash equivalents and restricted cash — beginning of period	265,281	388,465
Cash, cash equivalents and restricted cash — end of period	$51,847	$420,757
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine months ended September 30,
	2022	2021

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$32,604	$412,402
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	7,906	8,355
Restricted cash and cash equivalents, included in other assets	11,337	—
Total cash, cash equivalents and restricted cash — end of period	$51,847	$420,757

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$24,973	$25,193
Cash payments of income taxes	$38,013	$23,427
Cash paid for amounts included in the measurement of lease liabilities	$104,809	$106,878

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,121	$2,402
Deferred or contingent consideration issued for acquisitions	$97,653	$7,337
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$44,575	$46,653
Restricted stock reclassified from other current liabilities to equity upon vesting	$3,160	$4,178
Treasury stock purchases in other current liabilities	$—	$2,139
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based early education and child care, back-up child and adult/elder care, tuition assistance and student loan repayment program administration, educational advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Australia, Puerto Rico and India. The Company provides services designed to help families, employers and their employees better integrate work and family life, primarily under multi-year contracts with employers who offer child care, dependent care, and workforce education services, as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement.
On July 1, 2022, the Company acquired Only About Children, an operator of approximately 75 child care centers in Australia. Refer to Note 4, Acquisitions, for additional information.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of September 30, 2022 and the condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 30, 2022 and the condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2022 and 2021, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date and replaced the prior June 2018 authorization. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the nine months ended September 30, 2022, the Company repurchased 2.0 million shares for $182.3 million. At September 30, 2022, $198.3 million remained available under the repurchase program. During the nine months ended September 30, 2021, 0.8 million shares were repurchased for $104.3 million. All repurchased shares have been retired.
Government Support — During the nine months ended September 30, 2022 and 2021, the Company participated in government support programs that were enacted in response to the economic impact of the COVID-19 pandemic, including availing itself of certain tax deferrals, tax credits and federal block grant funding in the United States, as well as employee wage support in the United Kingdom.
During the nine months ended September 30, 2022 and 2021, $68.6 million and $32.2 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $25.6 million and $9.3 million, respectively, reduced the operating subsidy revenue due from employers for the related child care centers. Additionally during the nine months ended September 30, 2022, amounts received for tuition support of $4.6 million were recorded to revenue. As of September 30, 2022 and December 31, 2021, $2.9 million and $3.3 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs. As of September 30, 2022 and December 31, 2021, $6.1 million and $3.9 million, respectively, was recorded to other current liabilities related to government support received related to future periods, and as of September 30, 2022 and December 31, 2021, payroll tax deferrals of $7.6 million and $7.0 million, respectively, were recorded in accounts payable and accrued expenses on the consolidated balance sheet.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended September 30, 2022
North America	$243,747	$119,555	$31,053	$394,355
International	136,809	9,051	—	145,860
	$380,556	$128,606	$31,053	$540,215
Three months ended September 30, 2021
North America	$221,297	$91,237	$27,253	$339,787
International	112,586	7,960	—	120,546
	$333,883	$99,197	$27,253	$460,333

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Nine months ended September 30, 2022
North America	$744,806	$280,580	$83,997	$1,109,383
International	360,998	20,584	—	381,582
	$1,105,804	$301,164	$83,997	$1,490,965
Nine months ended September 30, 2021
North America	$630,078	$239,079	$76,986	$946,143
International	328,551	17,957	—	346,508
	$958,629	$257,036	$76,986	$1,292,651
The classification “North America” is comprised of the Company’s United States and Puerto Rico operations and the classification “International” includes the Company’s United Kingdom, Netherlands, Australia and India operations. On July 1, 2022, the Company acquired Only About Children, an operator of approximately 75 child care centers in Australia. Refer to Note 4, Acquisitions, for additional information.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. During the nine months ended September 30, 2022 and 2021, $224.6 million and $169.2 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2021 and December 31, 2020, respectively.
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
3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of September 30, 2022 and December 31, 2021, there were no material finance leases.

Lease Expense
The components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease expense (1)	$37,992	$33,358	$102,879	$100,635
Variable lease expense (1)	10,264	9,399	29,976	23,076
Total lease expense	$48,256	$42,757	$132,855	$123,711
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	September 30, 2022	December 31, 2021

Weighted average remaining lease term (in years)	11	10
Weighted average discount rate	6.7%	5.8%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of September 30, 2022:

Operating Leases

(In thousands)
Remainder of 2022	$23,811
2023	148,016
2024	140,222
2025	129,354
2026	121,992
Thereafter	709,667
Total lease payments	1,273,062
Less imputed interest	(377,796)
Present value of lease liabilities	895,266
Less current portion of operating lease liabilities	(90,710)
Long-term operating lease liabilities	$804,556
As of September 30, 2022, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $28.3 million. The leases are expected to commence between the fourth quarter of 2022 and the first quarter of 2023 and have initial lease terms of approximately 12 to 15 years.
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

Only About Children
On July 1, 2022, the Company, through wholly-owned subsidiaries, completed the acquisition of the outstanding shares of Only About Children, a child care operator in Australia with approximately 75 early education and child care centers, for aggregate consideration of AUD$450 million (USD$310 million), which was accounted for as a business combination. The Company paid approximately AUD$300 million (USD$207 million), net of cash acquired and subject to customary purchase price adjustments, and will pay an additional USD$106.5 million 18 months after closing. In October 2022, the Company reached an agreement with the sellers on the final net working capital, resulting in a refund of AUD$2.6 million (USD$1.8 million), which is expected to be received in the fourth quarter of 2022. The present value of the deferred consideration of AUD$141.8 million (USD$97.7 million) is included in other long-term liabilities and AUD$2.6 million (USD$1.8 million) receivable from the sellers related to working capital settlements is included in other current assets on the consolidated balance sheet.
During the nine months ended September 30, 2022, the Company incurred acquisition-related transaction costs of approximately $9.2 million, which are included in selling, general and administrative expenses. In addition, the Company recognized realized losses of $5.9 million in relation to foreign currency forward contracts for the purchase of Australian dollars entered into in connection with the acquisition. Refer to Note 6, Credit Arrangements and Debt Obligations, for additional information on the foreign currency forward contracts.
The purchase price for this acquisition has been allocated based on preliminary estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows:

At acquisition date

(In thousands)
Cash	$4,705
Accounts receivable and prepaid expenses	4,295
Fixed assets	21,702
Goodwill	283,466
Intangible assets	30,945
Operating lease right of use assets	156,678
Total assets acquired	501,791
Accounts payable and accrued expenses	17,991
Deferred revenue and parent deposits	6,809
Deferred tax liabilities	3,392
Operating lease liabilities	161,405
Other long-term liabilities	5,458
Total liabilities assumed	195,055
Purchase price	$306,736
The Company recorded goodwill of $283.5 million related to the full service center-based child care segment, which will not be deductible for tax purposes. Intangible assets consist of customer relationships of $23.0 million that will be amortized over 6 years and trade names of $7.9 million that will be amortized over 11 years.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2022, the purchase price allocation for Only About Children remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed, primarily in relation to the valuation of intangibles, fixed assets, leases, and the Company’s assessment of tax related items.
The operating results for Only About Children are included in the consolidated results of operations from the date of acquisition. Only About Children contributed total revenue of $37.3 million during the three months ended September 30, 2022. Net income for the three months ended September 30, 2022 was not materially impacted by the acquisition of Only About Children.

The following table presents consolidated pro forma revenue as if the acquisition of Only About Children had occurred on January 1, 2021:

	Pro forma (Unaudited)
	Nine months ended September 30, 2022	Nine months ended September 30, 2021

	(In thousands)
Revenue	$1,559,882	$1,400,372
Other than the impact of shifting the transaction costs incurred in 2022 to 2021, consolidated pro forma net income did not materially change from the reported results. In assessing the impact to the unaudited pro forma results we considered certain adjustments related to the acquisition, such as increased amortization expense related to the acquired intangible assets, adjusted depreciation associated with the fair value of the acquired fixed assets, shifting of transaction costs, as well as applying U.S. GAAP rent expense in accordance with Accounting Standards Codification 842, Leases.
Other 2022 Acquisitions
During the nine months ended September 30, 2022, the Company acquired one center in the Netherlands, which was accounted for as a business combination. This business was acquired for aggregate cash consideration of $3.3 million and consideration payable of $0.2 million. The Company recorded goodwill of $3.1 million related to the full service center-based child care segment in relation to this acquisition, which will not be deductible for tax purposes. In addition, the Company recorded intangible assets of $0.5 million that will be amortized over four years.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2022, the purchase price allocation for this acquisition remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired business are included in the consolidated results of operations from the date of acquisition, and were not material to the Company’s financial results.
During the nine months ended September 30, 2022, the Company paid contingent consideration of $19.1 million related to an acquisition completed in 2019 and contingent consideration of $0.2 million related to an acquisition completed in 2021. Of the total amounts paid of $19.3 million, $13.9 million had been recorded as a liability at the date of acquisition and is presented as cash used in financing activities in the consolidated statement of cash flows with remaining amounts reflected as cash used in operating activities.
2021 Acquisitions
During the year ended December 31, 2021, the Company acquired two centers as well as a school-age camp provider in the United States, 13 centers in the United Kingdom, and three centers in the Netherlands, in five separate business acquisitions, which were each accounted for as a business combination. These businesses were acquired for aggregate cash consideration of $53.2 million, net of cash acquired of $2.2 million, and consideration payable of $0.6 million. Additionally, the Company is subject to contingent consideration payments for two of these acquisitions, and recorded a fair value estimate of $7.3 million in relation to these contingent consideration arrangements at acquisition. Contingent consideration of up to $1.2 million was payable within one year from the date of acquisition if certain performance targets were met for one of the acquisitions, of which $0.8 million was paid based on the performance targets met. Contingent consideration is payable in 2026 based on certain financial metrics for the other acquisition. The Company recorded goodwill of $39.5 million related to the full service center-based child care segment, of which $3.4 million will be deductible for tax purposes, and $14.6 million related to the back-up care segment, all of which will be deductible for tax purposes. In addition, the Company recorded intangible assets of $5.7 million that will be amortized over five years, as well as fixed assets of $10.1 million in relation to these acquisitions.
The allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2022, the purchase price allocation for one of the acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed.
During the year ended December 31, 2021, the Company paid $0.6 million for contingent consideration related to acquisitions completed in 2021, which had been recorded as a liability at the date of acquisition.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Balance at January 1, 2022	$1,233,096	$208,786	$39,843	$1,481,725
Additions from acquisitions	286,581	—	—	286,581
Effect of foreign currency translation	(89,264)	(4,576)	—	(93,840)
Balance at September 30, 2022	$1,430,413	$204,210	$39,843	$1,674,466
The Company also has intangible assets, which consisted of the following at September 30, 2022 and December 31, 2021:

September 30, 2022	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	13 years	$414,770	$(348,502)	$66,268
Trade names	6 years	18,257	(9,549)	8,708
		433,027	(358,051)	74,976
Indefinite-lived intangible assets:
Trade names	N/A	179,753	—	179,753
		$612,780	$(358,051)	$254,729

December 31, 2021	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	14 years	$400,399	$(332,571)	$67,828
Trade names	6 years	12,358	(10,150)	2,208
		412,757	(342,721)	70,036
Indefinite-lived intangible assets:
Trade names	N/A	180,996	—	180,996
		$593,753	$(342,721)	$251,032
The Company estimates that it will record amortization expense related to intangible assets existing as of September 30, 2022 as follows over the next five years:

Estimated amortization expense

(In thousands)
Remainder of 2022	$8,765
2023	$32,762
2024	$16,699
2025	$5,270
2026	$3,718

6. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company’s senior secured credit facilities consist of a term loan B facility of $600 million (“term loan B”) and a term loan A facility of $400 million (“term loan A”), collectively the “term loan facilities” or “term loans,” as well as a $400 million multi-currency revolving credit facility (“revolving credit facility”). Long-term debt obligations were as follows:

	September 30, 2022	December 31, 2021

	(In thousands)
Term loan B	$595,500	$600,000
Term loan A	392,500	400,000
Deferred financing costs and original issue discount	(6,716)	(7,604)
Total debt	981,284	992,396
Less current maturities	(16,000)	(16,000)
Long-term debt	$965,284	$976,396
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 5.07% and 2.29% at September 30, 2022 and December 31, 2021, respectively, and the weighted average interest rate was 3.11% and 2.50% for the nine months ended September 30, 2022 and 2021, respectively, prior to the effects of any interest rate hedge arrangements. The effective interest rate for the revolving credit facility was 4.65% at September 30, 2022 and the weighted average interest rate was 4.30% and 4.00% for the nine months ended September 30, 2022 and 2021, respectively.
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
Revolving Credit Facility
The $400 million multi-currency revolving credit facility matures on May 26, 2026. Borrowings outstanding on the revolving credit facility were $113.0 million at September 30, 2022.
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
Future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
Remainder of 2022	$4,000
2023	16,000
2024	18,500
2025	28,500
2026	351,000
Thereafter	570,000
Total future principal payments	$988,000
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
During the nine months ended September 30, 2022, the Company entered into foreign currency forward contracts in connection with an acquisition in Australia completed on July 1, 2022. The Company entered into the foreign currency forwards to lock the purchase price in US dollars at closing and mitigate the impact of foreign currency fluctuations between signing of the definitive purchase agreement on May 3, 2022 and closing. The forward contracts had a total notional value of approximately AUD$320 million, which included the expected payments for the purchase price and for letters of credit used to guarantee certain lease arrangements. The cash flows associated with the business combination do not meet the criteria to be designated and accounted for as a cash flow hedge and, as such, foreign currency gains and losses on these forwards are recorded on the consolidated statement of income. During the nine months ended September 30, 2022, the Company recognized realized losses of $5.9 million in relation to these forwards due to fluctuations in the Australian dollar.
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	September 30, 2022	December 31, 2021

		(In thousands)
Interest rate caps - asset	Other assets	$59,580	$8,809

The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended September 30, 2022
Cash flow hedges	$21,550	Interest expense — net	$2,344	$19,206
Income tax effect	(5,754)	Income tax expense	(626)	(5,128)
Net of income taxes	$15,796		$1,718	$14,078

Three months ended September 30, 2021
Cash flow hedges	$(222)	Interest expense — net	$(1,493)	$1,271
Income tax effect	59	Income tax expense	399	(340)
Net of income taxes	$(163)		$(1,094)	$931

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Nine months ended September 30, 2022
Cash flow hedges	$53,310	Interest expense — net	$2,173	$51,137
Income tax effect	(14,234)	Income tax expense	(1,057)	(13,177)
Net of income taxes	$39,076		$1,116	$37,960

Nine months ended September 30, 2021
Cash flow hedges	$618	Interest expense — net	$(4,414)	$5,032
Income tax effect	(165)	Income tax expense	1,179	(1,344)
Net of income taxes	$453		$(3,235)	$3,688
During the next 12 months, the Company estimates that a net gain of $25.6 million, pre-tax, will be reclassified from accumulated other comprehensive income (loss) and recorded as a reduction to interest expense related to these derivative financial instruments.

7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share using the two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands, except share data)
Basic earnings per share:
Net income	$18,248	$26,819	$62,599	$52,766
Allocation of net income to common stockholders:
Common stock	$18,170	$26,700	$62,334	$52,538
Unvested participating shares	78	119	265	228
Net income	$18,248	$26,819	$62,599	$52,766

Weighted average common shares outstanding:
Common stock	57,664,895	60,218,090	58,624,221	60,454,855
Unvested participating shares	248,969	266,331	249,446	255,157
Earnings per common share:
Common stock	$0.32	$0.44	$1.06	$0.87

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$18,170	$26,700	$62,334	$52,538
Plus: earnings allocated to unvested participating shares	78	119	265	228
Less: adjusted earnings allocated to unvested participating shares	(78)	(117)	(264)	(225)
Earnings allocated to common stock	$18,170	$26,702	$62,335	$52,541

Weighted average common shares outstanding:
Common stock	57,664,895	60,218,090	58,624,221	60,454,855
Effect of dilutive securities	75,118	525,675	178,521	603,988
Weighted average common shares outstanding — diluted	57,740,013	60,743,765	58,802,742	61,058,843
Earnings per common share:
Common stock	$0.31	$0.44	$1.06	$0.86
Options outstanding to purchase 2.3 million and 1.0 million shares of common stock were excluded from diluted earnings per share for the three months ended September 30, 2022 and 2021, respectively, and 1.8 million and 0.9 million shares of common stock were excluded for the nine months ended September 30, 2022 and 2021, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.

8. INCOME TAXES
The Company’s effective income tax rates were 33.3% and 27.2% for the three months ended September 30, 2022 and 2021, respectively, and 26.7% and 20.0% for the nine months ended September 30, 2022 and 2021, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax issues and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which is included in tax expense. During the three months ended September 30, 2022, the net shortfall tax expense from stock-based compensation expense increased tax expense by $0.1 million. During the nine months ended September 30, 2022, the excess tax benefit decreased tax expense by $2.6 million. During the three and nine months ended September 30, 2021, the excess tax benefit from stock-based compensation expense decreased tax expense by $0.8 million and $5.9 million, respectively. For the three months ended September 30, 2022 and 2021, prior to the inclusion of the excess tax benefit and other discrete items, the effective income tax rate approximated 29%, compared to 28% for the nine months ended September 30, 2022 and 2021.
The Company’s unrecognized tax benefits were $3.9 million at both September 30, 2022 and December 31, 2021, inclusive of interest. The Company settled with a government agency and released $0.3 million of unrecognized tax benefits during the quarter ended September 30, 2022. The Company expects the unrecognized tax benefits to change over the next twelve months if certain tax matters settle with the applicable taxing jurisdiction during this time frame, or, if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.2 million.
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
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of September 30, 2022, there were two income tax audits in process and the tax years from 2017 to 2020 are subject to audit.
The Company is also subject to corporate income tax for its subsidiaries located in the United Kingdom, the Netherlands, Australia, India, Ireland, and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to five years.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company's net revenue or accounts receivable. No significant credit concentration risk existed at September 30, 2022.

Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices or prices for similar instruments from active markets. As such, the Company’s long-term debt was classified as Level 2. As of September 30, 2022, the carrying value and estimated fair value of long-term debt was $988.0 million and $964.2 million, respectively. As of December 31, 2021, the estimated fair value approximated the carrying value of long-term debt.
Derivative Financial Instruments — The Company’s interest rate cap agreements are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps are classified as Level 2. As of September 30, 2022 and December 31, 2021, the fair value of the interest rate cap agreements was $59.6 million and $8.8 million, respectively, which was recorded in other assets on the consolidated balance sheet.
The Company’s foreign currency forward contracts are recorded at fair value based on the foreign currency exchange rates in effect at the end of the reporting period. During the nine months ended September 30, 2022, the Company recognized realized losses of $5.9 million in relation to these forwards due to fluctuations in the Australian dollar. Refer to Note 6, Credit Arrangements and Debt Obligations, for additional information on the foreign currency forward contracts.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificates of deposit. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets and are classified as Level 1. As of September 30, 2022, the fair value of the available-for-sale debt securities was $26.5 million and was classified based on the instruments’ maturity dates, with $22.5 million included in prepaid expenses and other current assets and $4.0 million in other assets on the consolidated balance sheet. As of December 31, 2021, the fair value of the available-for-sale debt securities was $29.9 million, with $22.7 million included in prepaid expenses and other current assets and $7.2 million in other assets on the consolidated balance sheet. At September 30, 2022 and December 31, 2021, the amortized cost was $26.8 million and $30.0 million, respectively. The debt securities held at September 30, 2022 had remaining maturities ranging from less than one year to approximately 1.5 years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three and nine months ended September 30, 2022 and 2021.
Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses on the Company’s consolidated statement of income. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The key inputs to the valuations are the projections of future financial results in relation to the businesses and the company-specific discount rates. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. During the nine months ended September 30, 2022, contingent consideration liabilities of $19.3 million were paid related to acquisitions completed in 2019 and 2021. The contingent consideration liabilities outstanding as of September 30, 2022 related to 2021 acquisitions. See Note 4, Acquisitions, for additional information.
The following table provides a roll forward of the recurring Level 3 fair value measurements:

Nine months ended September 30, 2022

(In thousands)
Balance at January 1, 2022	$27,474
Settlement of contingent consideration liabilities	(19,250)
Changes in fair value	906
Foreign currency translation	(532)
Balance at September 30, 2022	$8,598
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.

The changes in accumulated other comprehensive income (loss) by component were as follows:

	Nine months ended September 30, 2022
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2022	$(38,073)	$738	$(24)	$(37,359)
Other comprehensive income (loss) before reclassifications — net of tax	(130,834)	39,076	(237)	(91,995)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	1,116	—	1,116
Net other comprehensive income (loss)	(130,834)	37,960	(237)	(93,111)
Balance at September 30, 2022	$(168,907)	$38,698	$(261)	$(130,470)

	Nine months ended September 30, 2021
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2021	$(22,332)	$(4,785)	$48	$(27,069)
Other comprehensive income (loss) before reclassifications — net of tax	(13,548)	453	(48)	(13,143)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	387	(3,235)	—	(2,848)
Net other comprehensive income (loss)	(13,935)	3,688	(48)	(10,295)
Balance at September 30, 2021	$(36,267)	$(1,097)	$—	$(37,364)
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

Revenue and income (loss) from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended September 30, 2022
Revenue	$380,556	$128,606	$31,053	$540,215
Income (loss) from operations (1)	(9,834)	40,405	8,478	39,049

Three months ended September 30, 2021
Revenue	$333,883	$99,197	$27,253	$460,333
Income from operations	10,070	31,823	4,097	45,990
(1)     For the three months ended September 30, 2022, income from operations included $6.7 million of transaction costs related to acquisitions which were allocated to the full service center-based child care segment.

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Nine months ended September 30, 2022
Revenue	$1,105,804	$301,164	$83,997	$1,490,965
Income from operations (1)	17,049	85,982	15,004	118,035

Nine months ended September 30, 2021
Revenue	$958,629	$257,036	$76,986	$1,292,651
Income (loss) from operations	(3,835)	83,782	13,763	93,710
(1)     For the nine months ended September 30, 2022, income from operations included $9.2 million of transaction costs related to acquisitions which were allocated to the full service center-based child care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition and liquidity; our recovery from the COVID-19 pandemic and impact on workplace policies; the timing to re-enroll and re-ramp centers as well as certain back-up care services and use types; enrollment recovery and occupancy improvement; our cost management and capital spending; labor costs and investments in employees and wages; future labor rates and labor markets for teachers and staff; continued contributions from our back-up care segment; timing and impact of government relief and support programs; pricing strategies; leases; ability to respond to changing market conditions; our growth; our strategies; ability to regain and sustain business and strategic growth priorities; demand for services; our value proposition, client relations and partnerships; macroeconomic trends including inflation; investments in user experience, operations and strategic opportunities; impact of the Only About Children acquisition and timing of related payments; acquisitions and expected synergies; our fair value estimates; impairment losses; goodwill from business combinations; estimates and impact of equity transactions; unrecognized tax benefits and the impact of uncertain tax positions; our effective tax rate; the outcome of tax audits, settlements and tax liabilities; impact of excess tax benefits; the impact of foreign currency exchange rates; our share repurchase program; amortization expense; the outcome of litigation, legal proceedings and our insurance coverage; debt securities, our interest rate caps, interest rates and projections; interest expense; credit risk; the use of derivatives or other market risk sensitive instruments; our indebtedness; borrowings under our senior secured credit facilities, the need for additional debt or equity financing, and our ability to obtain such financing; our sources and uses of cash flow; our ability to fund operations and make capital expenditures and payments with cash and cash equivalents and borrowings; and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as other factors disclosed from time to time in our other filings with the SEC.
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
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

We are a leading provider of high-quality education and care, including early education and child care, back-up and family care solutions, and workforce education services that are designed to help families, employers and their employees solve the challenges of the modern workforce and thrive personally and professionally. We provide services primarily under multi-year contracts with employers who offer early education and child care, back-up care, and educational advisory and other services as part of their employee benefits packages in an effort to support employees across life and career stages and to improve recruitment, employee engagement, productivity, retention and career advancement. As of September 30, 2022, we had more than 1,350 client relationships with employers across a diverse array of industries, including more than 200 Fortune 500 companies and more than 80 of Working Mother magazine’s 2021 “100 Best Companies.”
At September 30, 2022, we operated 1,081 early education and child care centers and had the capacity to serve approximately 120,000 children and their families in the United States, the United Kingdom, the Netherlands, Australia and India. At September 30, 2022, 99% of our child care centers were open.
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
Since March 2020, our global operations have been significantly impacted by the COVID-19 pandemic and the measures undertaken in response thereto. During the early stages of the pandemic, most of our child care centers were temporarily closed. We responded by quickly adapting to the changing environment and focusing on health and safety, supporting clients and their essential frontline workers and pivoting to expand back-up care solutions for clients and employees to meet the surge in need and demand. Nearly all of our centers have subsequently re-opened and we continue to see year-over-year enrollment growth as centers re-ramp. During the quarter, we also saw solid growth in back-up care and educational advisory and other services, we delivered a record number of traditional back-up care sessions and supported more adult learners in their pursuit of higher education. Additionally, on July 1, 2022, we expanded our footprint into Australia with the acquisition of Only About Children (“OAC”), a high-quality operator of approximately 75 early education and child care centers in Australia.
While we continue to see year-over-year growth and progress, we are still navigating through a dynamic operating environment that is still recovering from the COVID-19 pandemic and the resulting impact on workplace policies as well as disrupted staff availability.
We continue to monitor and respond to the changing conditions, challenges and disruptions resulting from the COVID-19 pandemic, and the changing needs of clients, families and children, while remaining focused on our strategic priorities to deliver high quality education and care services, connect across our service lines, extend our impact on new customers and clients, and preserve our strong culture. We have executed a number of strategic actions to strengthen our client partnerships and our employee value proposition to better position us as the service provider and employer of choice in our industry. As the early education industry continues to be impacted by a challenging labor market, we continue to invest, and expect to make future investments, in our employees and build on what makes us an employer of choice. We have enhanced compensation and expanded employee benefits, increased the child care tuition subsidy, enhanced our mental health and wellness resources, and continue to champion for early educators through our Horizons Teacher Degree Program, where our employees can earn an associate or bachelor's degree in early childhood education at no-cost.
It remains difficult to predict the timeline for recovery from the impact of the pandemic, but we remain committed to serving the needs of families, clients and our employees. We remain confident in our value proposition, business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing market conditions. Our ability to fully return to the operating income levels at which we operated prior to COVID-19, and to continue to increase operating income in the future, will depend upon our ability to continue to regain and sustain the following characteristics of our business and our strategic growth priorities:
• maintenance and incremental growth of enrollment in our mature and ramping centers, and cost management in response to changes in enrollment in our centers;
• attraction and retention of qualified early childhood educators to meet the enrollment demand;
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

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	%	2021	%

	(In thousands, except percentages)
Revenue	$540,215	100.0%	$460,333	100.0%
Cost of services	411,406	76.2%	340,068	73.9%
Gross profit	128,809	23.8%	120,265	26.1%
Selling, general and administrative expenses	80,812	15.0%	67,135	14.6%
Amortization of intangible assets	8,948	1.6%	7,140	1.5%
Income from operations	39,049	7.2%	45,990	10.0%
Interest expense — net	(11,707)	(2.1)%	(9,153)	(2.0)%
Income before income tax	27,342	5.1%	36,837	8.0%
Income tax expense	(9,094)	(1.7)%	(10,018)	(2.2)%
Net income	$18,248	3.4%	$26,819	5.8%

Adjusted EBITDA (1)	$80,560	14.9%	$79,056	17.2%
Adjusted income from operations (1)	$45,749	8.5%	$45,990	10.0%
Adjusted net income (1)	$38,098	7.1%	$38,670	8.4%
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
The following table sets forth statement of income data as a percentage of revenue for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	%	2021	%

	(In thousands, except percentages)
Revenue	$1,490,965	100.0%	$1,292,651	100.0%
Cost of services	1,123,572	75.4%	985,046	76.2%
Gross profit	367,393	24.6%	307,605	23.8%
Selling, general and administrative expenses	226,231	15.2%	191,703	14.8%
Amortization of intangible assets	23,127	1.5%	22,192	1.8%
Income from operations	118,035	7.9%	93,710	7.2%
Loss on foreign currency forward contracts	(5,917)	(0.4)%	—	—%
Interest expense — net	(26,695)	(1.8)%	(27,749)	(2.1)%
Income before income tax	85,423	5.7%	65,961	5.1%
Income tax expense	(22,824)	(1.5)%	(13,195)	(1.0)%
Net income	$62,599	4.2%	$52,766	4.1%

Adjusted EBITDA (1)	$226,472	15.2%	$193,303	15.0%
Adjusted income from operations (1)	$127,232	8.5%	$93,710	7.2%
Adjusted net income (1)	$107,934	7.2%	$82,366	6.4%
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

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenue. Revenue increased by $79.9 million, or 17%, to $540.2 million for the three months ended September 30, 2022 from $460.3 million for the same period in 2021. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021		Change 2022 vs 2021

	(In thousands, except percentages)
Full-service center-based child care	$380,556	70.5%	$333,883	72.6%	$46,673	14.0%
Tuition	343,101	90.2%	296,765	88.9%	46,336	15.6%
Management fees and operating subsidies	37,455	9.8%	37,118	11.1%	337	0.9%
Back-up care	128,606	23.8%	99,197	21.5%	29,409	29.6%
Educational advisory and other services	31,053	5.7%	27,253	5.9%	3,800	13.9%
Total revenue	$540,215	100.0%	$460,333	100.0%	$79,882	17.4%
Revenue generated by the full service center-based child care segment in the three months ended September 30, 2022 increased by $46.7 million, or 14%, when compared to the same period in 2021. Revenue growth in this segment was primarily attributable to the acquisition of approximately 75 child care centers in Australia and from enrollment increases in our existing child care centers. Tuition revenue increased by $46.3 million, or 16%, when compared to the prior year, attributable to revenue contributions from OAC of $37.3 million during the quarter and a 9% increase in enrollment at our existing centers. While we continue to see year-over-year enrollment growth at our centers, our centers continue to operate below pre-COVID-19 enrollment levels as labor market challenges have slowed the recovery of enrollment. We expect continued occupancy improvement through the remainder of 2022 and into 2023. Additionally, during the three months ended September 30, 2022, $1.2 million was received from government programs related to tuition support and was recorded to revenue. Lower foreign currency exchange rates for our United Kingdom and Netherlands operations decreased 2022 tuition revenue by approximately 5%, or $16.9 million, on a same-currency basis and partially offset our revenue growth. We expect lower foreign currency exchange rates to continue to negatively impact results for the remainder of 2022. Management fees and operating subsidies from employer sponsors increased by $0.3 million, or 1%. Funding received from government support programs reduced certain center operating costs, which impacted the related operating subsidies. During the three months ended September 30, 2022 and 2021, such funding reduced the operating subsidy revenue due from employers by $9.6 million and $3.6 million, respectively.
Revenue generated by back-up care services in the three months ended September 30, 2022 increased by $29.4 million, or 30%, when compared to the same period in 2021. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based and in-home back-up care from new and existing clients, including contributions from our various back-up use types, and expanded sales to new clients.
Revenue generated by educational advisory and other services in the three months ended September 30, 2022 increased by $3.8 million, or 14%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to contributions from sales to new clients and increased utilization from existing clients.
Cost of Services. Cost of services increased by $71.3 million, or 21%, to $411.4 million for the three months ended September 30, 2022 from $340.1 million for the same period in 2021.
Cost of services in the full service center-based child care segment increased by $51.6 million, or 18%, to $330.6 million in the three months ended September 30, 2022 when compared to the same period in 2021. The increase in cost of services was primarily associated with the acquisition of approximately 75 child care centers in Australia and increased labor costs to serve current and increasing enrollment in our existing child care centers, and general market inflation. Personnel costs, which generally represent 70% of the costs for this segment, increased 26% primarily in connection with the acquisition of OAC, enrollment growth at our existing centers, and higher average labor costs, including wage increases, staff to support classroom ratios, and premiums associated with temporary help. Funding received from government support programs reduced center operating expenses by a total of $21.9 million in the third quarter of 2022, compared to $15.2 million in government funding received in the third quarter of 2021. As noted above, a portion of the funding received from government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $9.6 million and $3.6 million in the three months ended September 30, 2022 and 2021, respectively.

Cost of services in the back-up care segment increased by $20.0 million, or 41%, to $68.4 million in the three months ended September 30, 2022, when compared to the prior year. The increase in cost of services is associated with a higher number of back-up care sessions delivered and the effects of a change in the revenue mix, with a return to higher levels of center-based and in-home back-up care use in 2022 compared to more significant use of self-sourced reimbursed care in the prior year period. Cost of services in 2022 included higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service delivery.
Cost of services in the educational advisory and other services segment decreased by $0.2 million, or 1%, to $12.4 million in the three months ended September 30, 2022 when compared to the prior year, due to cost efficiencies that were partially offset by increased personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased by $8.5 million, or 7%, to $128.8 million for the three months ended September 30, 2022 from $120.3 million for the same period in 2021. Gross profit margin was 24% of revenue for the three months ended September 30, 2022, a decrease of approximately 2% compared to the three months ended September 30, 2021. The decrease was primarily due to increased labor costs in the full service center-based child care segment.
Selling, General and Administrative Expenses (“SGA”). SGA increased by $13.7 million, or 20%, to $80.8 million for the three months ended September 30, 2022 from $67.1 million for the same period in 2021, in order to support the business as it continues to re-ramp, and for transaction-related costs of $6.7 million incurred in conjunction with the acquisition of OAC. SGA was 15.0% of revenue for the three months ended September 30, 2022, generally consistent with the same period in 2021.
Amortization of Intangible Assets. Amortization expense on intangible assets was $8.9 million for the three months ended September 30, 2022, an increase from $7.1 million for the three months ended September 30, 2021, due to increases from intangible assets acquired in relation to the acquisitions completed in 2022, partially offset by the use of the accelerated method of amortization for certain intangible assets and decreases from intangible assets becoming fully amortized during the period.
Income from Operations. Income from operations decreased by $6.9 million, or 15%, to $39.0 million for the three months ended September 30, 2022 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021		Change 2022 vs 2021

	(In thousands, except percentages)
Full-service center-based child care	$(9,834)	(2.6)%	$10,070	3.0%	$(19,904)	(197.7)%
Back-up care	40,405	31.4%	31,823	32.1%	8,582	27.0%
Educational advisory and other services	8,478	27.3%	4,097	15.0%	4,381	106.9%
Income from operations	$39,049	7.2%	$45,990	10.0%	$(6,941)	(15.1)%
The decrease in income from operations was due to the following:
•Income from operations for the full service center-based child care segment decreased $19.9 million, or 198%, in the three months ended September 30, 2022 when compared to the same period in 2021 primarily due to decreases in gross profit associated with increased labor costs and transaction-related costs of $6.7 million incurred in conjunction with the acquisition of OAC, partially offset by incremental net contributions of approximately $2 million from government support programs that primarily reduced certain operating expenses.
•Income from operations for the back-up care segment increased $8.6 million, or 27%, in the three months ended September 30, 2022 when compared to the same period in 2021, due to the expanding revenue base from increased sales and utilization, partially offset by higher operating costs as the service delivery mix continues to revert to pre-COVID-19 levels, with increasing utilization of traditional in-home and center-based back-up care, as well as other care types, and a reduced self-sourced reimbursed care compared to the prior year.
•Income from operations for the educational advisory and other services segment increased $4.4 million, or 107%, in the three months ended September 30, 2022 when compared to the same period in 2021 due to contributions from the expanding revenue base and cost management.

Net Interest Expense. Net interest expense increased to $11.7 million for the three months ended September 30, 2022 from $9.2 million for the same period in 2021 primarily due to increases in borrowings outstanding, higher interest rates applicable to our debt, and incremental interest associated with a deferred payment for the OAC acquisition. The weighted average interest rate for the term loans and revolving credit facility was 3.27% for three months ended September 30, 2022 compared to 3.06% for the three months ended September 30, 2021, inclusive of the effects of the interest rate swap arrangements prior to their maturity on October 31, 2021. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 3.6% for the remainder of 2022.
Income Tax Expense. We recorded income tax expense of $9.1 million during the three months ended September 30, 2022, at an effective income tax rate of 33%, compared to an income tax expense of $10.0 million during the three months ended September 30, 2021, at an effective income tax rate of 27%. The difference between the effective income tax rate as compared to the statutory income tax rate was primarily due to the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which had a more significant impact to the effective tax rate for 2021 due to the higher excess tax benefits. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock. During the three months ended September 30, 2022, the net shortfall tax expense from stock-based compensation expense increased tax expense by $0.1 million. During the three months ended September 30, 2021, the excess tax benefits reduced income tax expense by $0.8 million. The effective income tax rate prior to the inclusion of the excess (shortfall) tax benefit (expense) from stock-based compensation and other discrete items was approximately 29% for the three months ended September 30, 2022 and 2021.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA increased $1.5 million, or 2%, and adjusted income from operations decreased $0.2 million, or 1% for the three months ended September 30, 2022 over the comparable period in 2021 primarily as a result of the increased utilization of back-up and educational advisory services, offset by increased labor costs in the full service center-based child care segment.
Adjusted Net Income. Adjusted net income decreased $0.6 million, or 1%, for the three months ended September 30, 2022 when compared to the same period in 2021, primarily due to the decrease in income from operations and a higher effective tax rate.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenue. Revenue increased by $198.3 million, or 15%, to $1.5 billion for the nine months ended September 30, 2022 from $1.3 billion for the same period in 2021. The following table summarizes the revenue and percentage of total revenue for each of our segments for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021		Change 2022 vs 2021

	(In thousands, except percentages)
Full-service center-based child care	$1,105,804	74.2%	$958,629	74.1%	$147,175	15.4%
Tuition	1,000,207	90.5%	845,081	88.2%	155,126	18.4%
Management fees and operating subsidies	105,597	9.5%	113,548	11.8%	(7,951)	(7.0)%
Back-up care	301,164	20.2%	257,036	19.9%	44,128	17.2%
Educational advisory and other services	83,997	5.6%	76,986	6.0%	7,011	9.1%
Total revenue	$1,490,965	100.0%	$1,292,651	100.0%	$198,314	15.3%

Revenue generated by the full service center-based child care segment in the nine months ended September 30, 2022 increased by $147.2 million, or 15%, when compared to the same period in 2021. Revenue growth in this segment was attributable to enrollment increases in our open centers and the re-opening of our temporarily closed centers, as well as the acquisition of approximately 75 child care centers in Australia in the third quarter of 2022. Tuition revenue increased by $155.1 million, or 18%, when compared to the prior year, on a 17% increase in enrollment and revenue contributions from OAC of $37.3 million. As noted above, while enrollment in our centers continues to improve, our centers continue to operate below pre-COVID-19 enrollment levels as the ongoing labor market challenges have slowed the recovery of enrollment. We expect continued occupancy improvement through the remainder of 2022 and into 2023. Additionally, during the nine months ended September 30, 2022, $4.6 million was received from government programs related to tuition support and was recorded to revenue. Lower foreign currency exchange rates for our United Kingdom and Netherlands operations partially offset our revenue growth decreasing 2022 tuition revenue by approximately 4%, or $33.6 million. Management fees and operating subsidies from employer sponsors decreased by $8.0 million, or 7%, primarily due to increasing enrollment, which increased tuition revenue, and due to funding received from government support programs that reduced certain center operating costs, thereby reducing the related operating subsidies. During the nine months ended September 30, 2022 and 2021, funding received from government support programs of $25.6 million and $9.3 million, respectively, reduced the operating subsidy revenue due from employers.
Revenue generated by back-up care services in the nine months ended September 30, 2022 increased by $44.1 million, or 17%, when compared to the same period in 2021. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based and in-home back-up care from new and existing clients, expanded sales to new clients, and contributions from our various back-up use types.
Revenue generated by educational advisory and other services in the nine months ended September 30, 2022 increased by $7.0 million, or 9%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to contributions from sales to new clients and increased utilization from existing clients.
Cost of Services. Cost of services increased $138.5 million, or 14%, to $1.1 billion for the nine months ended September 30, 2022 from $985.0 million for the same period in 2021.
Cost of services in the full service center-based child care segment increased $101.4 million, or 12%, to $922.1 million in the nine months ended September 30, 2022 when compared to the same period in 2021. The increase in cost of services was primarily associated with increased labor costs to serve current and increasing enrollment in our centers and the re-opening of our temporarily closed centers, as well as the acquisition of approximately 75 child care centers in Australia in the third quarter of 2022 and general market inflation. Personnel costs increased 16% primarily in connection with the enrollment growth at our centers, higher average labor costs and the acquisition of OAC. Funding received from government support programs reduced center operating expenses by $68.6 million in 2022, compared to $32.2 million in government funding received in 2021. As noted above, a portion of the funding received from government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $25.6 million and $9.3 million in the nine months ended September 30, 2022 and 2021, respectively.
Cost of services in the back-up care segment increased $36.3 million, or 29%, to $163.6 million in the nine months ended September 30, 2022, when compared to the prior year. The increase in cost of services is associated with the effects of a change in the revenue mix and the return to higher levels of center-based and in-home back-up care use in 2022 compared to more significant use of self-sourced reimbursed care in the prior year period. Cost of services in 2022 included higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service delivery.
Cost of services in the educational advisory and other services segment increased by $0.8 million, or 2%, to $37.9 million in the nine months ended September 30, 2022 when compared to the prior year, due to increased personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased $59.8 million, or 19%, to $367.4 million for the nine months ended September 30, 2022 from $307.6 million for the same period in 2021. Gross profit margin was 25% of revenue for the nine months ended September 30, 2022 an increase of approximately 1% compared to the nine months ended September 30, 2021. The increase was primarily due to improved margins in the full service center-based child care segment from enrollment increases at open child care centers and from the re-opening of temporarily closed centers.
Selling, General and Administrative Expenses. SGA increased $34.5 million, or 18%, to $226.2 million for the nine months ended September 30, 2022 from $191.7 million for the same period in 2021, in order to support the business as it continues to re-ramp and for transaction-related costs of $9.2 million incurred in conjunction with the acquisition of OAC. SGA was 15% of revenue for the nine months ended September 30, 2022, generally consistent with the same period in 2021.

Amortization of Intangible Assets. Amortization expense on intangible assets was $23.1 million for the nine months ended September 30, 2022, an increase from $22.2 million for the nine months ended September 30, 2021 due to increases from intangible assets acquired in relation to the acquisitions completed in 2021 and 2022, partially offset by the use of the accelerated method of amortization for certain intangible assets and decreases from certain intangible assets becoming fully amortized during the period.
Income from Operations. Income from operations increased by $24.3 million, or 26%, to $118.0 million for the nine months ended September 30, 2022 when compared to the same period in 2021. The following table summarizes income from operations and percentage of revenue for each of our segments for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021		Change 2022 vs 2021

	(In thousands, except percentages)
Full-service center-based child care	$17,049	1.5%	$(3,835)	(0.4)%	$20,884	544.6%
Back-up care	85,982	28.5%	83,782	32.6%	2,200	2.6%
Educational advisory and other services	15,004	17.9%	13,763	17.9%	1,241	9.0%
Income from operations	$118,035	7.9%	$93,710	7.2%	$24,325	26.0%
The increase in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $20.9 million, or 545%, in the nine months ended September 30, 2022 when compared to the same period in 2021 primarily due to increases in tuition revenue from enrollment growth in our open centers and the re-opening of temporarily closed centers, as well as incremental net contributions of approximately $25 million from government support programs that primarily reduced certain operating expenses, partially offset by transaction-related costs of $9.2 million incurred in conjunction with the acquisition of OAC.
•Income from operations for the back-up care segment increased $2.2 million, or 3%, in the nine months ended September 30, 2022 when compared to the same period in 2021, due to the expanding revenue base from increased sales and utilization, partially offset by higher operating costs as the service delivery mix continues to shift back to pre-COVID-19 levels, with increasing utilization of traditional in-home and center-based back-up care, as well as other use types, and reduced self-sourced reimbursed care compared to the prior year.
•Income from operations for the educational advisory and other services segment increased $1.2 million, or 9%, in the nine months ended September 30, 2022 when compared to the same period in 2021 due to contributions from the expanding revenue base.
Loss on Foreign Currency Forward Contracts. During the nine months ended September 30, 2022, in connection with the acquisition in Australia completed on July 1, 2022, we entered into foreign currency forward contracts with a total notional value of approximately AUD$320 million, which included the expected payments for the purchase price and for letters of credit used to guarantee certain lease arrangements, to mitigate the impact of foreign currency fluctuations between signing of the definitive purchase agreement on May 3, 2022 and closing. The cash flows associated with the business combination do not meet the criteria to be designated and accounted for as cash flow hedges and, as such, foreign currency gains and losses are recorded on the consolidated statement of income. During the nine months ended September 30, 2022, we recognized realized losses of $5.9 million in relation to these forward contracts due to fluctuations in the Australian dollar.
Net Interest Expense. Net interest expense decreased to $26.7 million for the nine months ended September 30, 2022 from $27.7 million for the same period in 2021, due to decreases in the interest rates applicable to our debt. Including the effects of the interest rate swap arrangements, the weighted average interest rates for the term loan and revolving credit facility were 2.80% and 3.06% for the nine months ended September 30, 2022 and 2021, respectively.

Income Tax Expense. We recorded income tax expense of $22.8 million for the nine months ended September 30, 2022 at an effective income tax rate of 27%, compared to an income tax expense of $13.2 million during the nine months ended September 30, 2021, at an effective income tax rate of 20%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock. During the nine months ended September 30, 2022 and 2021, the excess tax benefit decreased income tax expense by $2.6 million and $5.9 million, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues, and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate would have approximated 28% for the nine months ended September 30, 2022 and 2021, prior to the inclusion of the excess tax benefit from stock-based compensation and other discrete items.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $33.2 million, or 17%, and $33.5 million, or 36%, respectively, for the nine months ended September 30, 2022 over the comparable period in 2021 primarily as a result of the increase in gross profit in the full service center-based child care segment.
Adjusted Net Income. Adjusted net income increased $25.6 million, or 31%, for the nine months ended September 30, 2022 when compared to the same period in 2021, primarily due to the increase in income from operations, partially offset by a higher effective tax rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands, except share data)
Net income	$18,248	$26,819	$62,599	$52,766
Interest expense — net	11,707	9,153	26,695	27,749
Income tax expense	9,094	10,018	22,824	13,195
Depreciation	18,349	20,326	54,831	60,666
Amortization of intangible assets (a)	8,948	7,140	23,127	22,192
EBITDA	66,346	73,456	190,076	176,568
Additional adjustments:
Stock-based compensation expense (b)	7,514	5,600	21,282	16,735
Other costs (c)	6,700	—	9,197	—
Loss on foreign currency forward contracts (d)	—	—	5,917	—
Total adjustments	14,214	5,600	36,396	16,735
Adjusted EBITDA	$80,560	$79,056	$226,472	$193,303

Income from operations	$39,049	$45,990	$118,035	$93,710
Other costs (c)	6,700	—	9,197	—
Adjusted income from operations	$45,749	$45,990	$127,232	$93,710

Net income	$18,248	$26,819	$62,599	$52,766
Income tax expense	9,094	10,018	22,824	13,195
Income before income tax	27,342	36,837	85,423	65,961
Amortization of intangible assets (a)	8,948	7,140	23,127	22,192
Stock-based compensation expense (b)	7,514	5,600	21,282	16,735
Other costs (c)	6,700	—	9,197	—
Loss on foreign currency forward contracts (d)	—	—	5,917	—
Interest on deferred consideration (e)	1,471	—	1,471	—
Adjusted income before income tax	51,975	49,577	146,417	104,888
Adjusted income tax expense (f)	(13,877)	(10,907)	(38,483)	(22,522)
Adjusted net income	$38,098	$38,670	$107,934	$82,366

Weighted average common shares outstanding — diluted	57,740,013	60,743,765	58,802,742	61,058,843
Diluted adjusted earnings per common share	$0.66	$0.64	$1.84	$1.35
(a)Amortization of intangible assets represents amortization expense, including quarterly amortization expense of approximately $5.0 million associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)Stock-based compensation expense represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(c)Other costs represent transaction costs incurred in connection with acquisitions.
(d)During the nine months ended September 30, 2022, we entered into foreign currency forward contracts for the purchase of Australian dollars to satisfy the purchase price of an acquisition completed July 1, 2022. A loss of $5.9 million resulting from fluctuations in foreign currency rates was recognized during the nine months ended September 30, 2022 in relation to these contracts.

(e)Interest on deferred consideration represents the imputed interest on the deferred consideration issued in connection with the July 1, 2022 acquisition of OAC.
(f)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 27% and 26% for the three and nine months ended September 30, 2022, respectively, and of approximately 22% for the three and nine months ended September 30, 2021. The tax rate for 2022 represents a tax rate of approximately 28% applied to the expected adjusted income before income tax, less the estimated effect of excess (shortfall) tax benefit (expense) related to equity transactions. However, the jurisdictional mix of the expected adjusted income before income tax for the full year, and the timing and volume of the tax benefits (expense) associated with future equity activity will affect these estimates and the estimated effective tax rate for the year.
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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory and other services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $32.6 million in cash ($51.8 million including restricted cash) at September 30, 2022, of which $25.0 million was held in foreign jurisdictions, compared to $261.0 million in cash ($265.3 million including restricted cash) at December 31, 2021, of which $25.8 million was held in foreign jurisdictions. Operations outside of North America accounted for 26% and 27% of our consolidated revenue in the nine months ended September 30, 2022 and 2021, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the nine months ended September 30, 2022 and 2021. While we anticipate some impact to our results for fiscal 2022 resulting from changes in foreign currency exchange rates, we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2022.
On July 1, 2022, we completed the acquisition of the outstanding shares of Only About Children, a child care operator in Australia, for aggregate consideration of AUD$450 million. We paid approximately AUD$300 million (USD$207 million), net of cash acquired, and will pay an additional USD$106.5 million 18 months after closing. The initial purchase price was financed with cash on hand. In addition, we funded AUD$14.1 million (USD$9.7 million) for cash-backed guarantees for leases that are recorded as restricted cash on our consolidated balance sheet.
Our revolving credit facility is part of our senior secured credit facilities, which consist of term loans and a $400 million revolving credit facility. At September 30, 2022 and December 31, 2021, $281.8 million and $400.0 million of the revolving credit facility was available for borrowing, respectively.
We had a working capital deficit of $387.2 million and $81.9 million at September 30, 2022 and December 31, 2021, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, and from share repurchases. We anticipate that our cash flows from operating activities will continue to be impacted while our center performance continues to ramp. As we focus on the enrollment and ramping of centers, we continue to prioritize investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt.
During the nine months ended September 30, 2022 and 2021, we participated in government support programs that were enacted in response to the economic impact of the COVID-19 pandemic, including certain tax deferrals, tax credits and federal block grant funding in the United States, as well as employee wage support in the United Kingdom. We expect to receive less government support in 2023 as most of these programs are currently expected to end by September 30, 2023. During the nine months ended September 30, 2022 and 2021, $68.6 million and $32.2 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $25.6 million and $9.3 million, respectively, reduced the operating subsidy revenue due from employers for the related child care centers. Additionally, during the nine months ended September 30, 2022, amounts received for tuition support of $4.6 million were recorded to revenue. As of September 30, 2022 and December 31, 2021, $2.9 million and $3.3 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs. As of September 30, 2022 and December 31, 2021, $6.1 million and $3.9 million, respectively, was recorded to other current liabilities related to government support received related to future periods, and as of September 30, 2022 and December 31, 2021, payroll tax deferrals of $7.6 million and $7.0 million, respectively, were recorded in accounts payable and accrued expenses on the consolidated balance sheet.
The board of directors authorized a share repurchase program of up to $400 million of our outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date and replaced the prior June 2018 authorization, of which $0.2 million remained available thereunder. During the nine months ended September 30, 2022, we repurchased 2.0 million shares for $182.3 million, and at September 30, 2022, $198.3 million remained available under the repurchase program. During the nine months ended September 30, 2021, we repurchased 0.8 million shares for $104.3 million. All repurchased shares have been retired.
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

Cash Flows	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$130,978	$185,247
Net cash used in investing activities	$(250,939)	$(62,726)
Net cash used in financing activities	$(89,455)	$(88,109)
Cash, cash equivalents and restricted cash — beginning of period	$265,281	$388,465
Cash, cash equivalents and restricted cash — end of period	$51,847	$420,757
Cash Provided by Operating Activities
Cash provided by operating activities was $131.0 million for the nine months ended September 30, 2022, compared to $185.2 million for the same period in 2021. The decrease in cash provided by operations relates to lower cash provided by working capital arising from the timing of billings and payments when compared to the prior year and the payment of $5.4 million in contingent consideration during the nine months ended September 30, 2022, partially offset by the increase in net income of $9.8 million.
Cash Used in Investing Activities
Cash used in investing activities was $250.9 million for the nine months ended September 30, 2022 compared to $62.7 million for the same period in 2021, an increase of $188.2 million. The increase in cash used in investing activities was primarily related to acquisitions when compared to the prior year. During the nine months ended September 30, 2022, we used $209.4 million to acquire the outstanding shares of OAC, an operator of approximately 75 child care centers in Australia, and to acquire one center in the Netherlands. During the same period in 2021, we used $18.9 million to acquire six centers as well as a camp and back-up care provider. During the nine months ended September 30, 2022, we invested $37.8 million, net of proceeds from the sale of fixed assets, in fixed asset purchases for new child care centers, and maintenance and refurbishments in our existing centers, compared to a net investment of $41.5 million during the same period in the prior year. Net proceeds received from debt securities and other investments were $2.2 million in the nine months ended September 30, 2022, compared to net cash used in investments of $2.3 million in the prior year. Additionally, during the nine months ended September 30, 2022 we used $5.9 million in cash to settle foreign currency arrangements, which did not occur in the prior year. We entered into foreign currency forward contracts in 2022 in advance of the acquisition completed on July 1, 2022 in Australia.
Cash Used in Financing Activities
Cash used in financing activities was $89.5 million for the nine months ended September 30, 2022 compared to $88.1 million for the same period in 2021. During the nine months ended September 30, 2022, we had borrowings on our revolving credit facility of $113.0 million, net of repayments, which did not occur in 2021. This increase in cash proceeds from financing activities in 2022 was offset by an $80.4 million increase in share repurchases during the nine months ended September 30, 2022 when compared with the prior year period. We had share repurchases of $182.6 million during the nine months ended September 30, 2022 compared to share repurchases of $102.2 million during the same period in 2021. Additionally, proceeds received from the exercise of stock options and the issuance and sale of restricted stock in the nine months ended September 30, 2022 decreased by $20.4 million compared to the prior year due to lower volume of transactions. Proceeds from the exercise of stock options and the issuance and sale of restricted stock were $11.4 million and $31.8 million in the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, we made payments of contingent consideration for acquisitions of $13.9 million, compared to $0.2 million in 2021.
Debt
Our senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”), a $400 million term loan A facility (“term loan A”) and a $400 million multi-currency revolving credit facility.

Long term debt obligations were as follows:

	September 30, 2022	December 31, 2021

	(In thousands)
Term loan B	$595,500	$600,000
Term loan A	392,500	400,000
Deferred financing costs and original issue discount	(6,716)	(7,604)
Total debt	981,284	992,396
Less current maturities	(16,000)	(16,000)
Long-term debt	$965,284	$976,396
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
The revolving credit facility matures on May 26, 2026. There were $113.0 million in borrowings outstanding at September 30, 2022, and at December 31, 2021, there were no borrowings outstanding on the revolving credit facility.
Borrowings under the credit facilities are subject to variable interest. We mitigate our interest rate exposure with interest rate cap agreements. In June 2020, we entered into interest rate cap agreements with a total notional value of $800 million. These interest rate cap agreements, designated and accounted for as cash flow hedges, provide us with interest rate protection in the event the one-month LIBOR rate increases above 1%. Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have an effective date of October 29, 2021, and expire on October 31, 2023.
In December 2021, we entered into interest rate cap agreements with a total notional value of $900 million designated and accounted for as cash flow hedges. Interest rate cap agreements for $600 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 2.5%. Interest rate cap agreements for $300 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 3.0%.
The weighted average interest rate for the term loans was 2.77% and 3.06% for the nine months ended September 30, 2022 and 2021, respectively, including the impact of the cash flow hedges. The weighted average interest rate for the revolving credit facility was 4.30% and 4.00% for the nine months ended September 30, 2022 and 2021, respectively. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 3.6% for the remainder of 2022 and expect interest rates to continue to rise into 2023, which may impact our results from operations.
The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at September 30, 2022. Refer to Note 6, Credit Arrangements and Debt Obligations, in our condensed consolidated financial statements for additional information on our debt and credit arrangements, and covenant requirements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and fluctuations in foreign currency exchange rates. On July 1, 2022, we completed the acquisition of OAC, an operator of early education and child care centers in Australia, expanding our exposure to fluctuations in foreign currency exchange rates. Other than the exposure to fluctuations in the Australian dollar as a result of our new Australian subsidiaries, we do not believe there have been material changes in our exposure to interest rate or foreign currency exchange rate fluctuations since December 31, 2021. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding market risk.
During the nine months ended September 30, 2022, in connection with the acquisition of OAC completed on July 1, 2022, we entered into foreign currency forward contracts with a total notional value of approximately AUD$320 million to mitigate the impact of foreign currency fluctuations between signing of the definitive purchase agreement on May 3, 2022 and closing. During the nine months ended September 30, 2022, we recognized a loss on foreign currency forward contracts of $5.9 million due to fluctuations in the Australian dollar. See Note 6, Credit Arrangements and Debt Obligations—Derivative Financial Instruments, for additional information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
On July 1, 2022, we completed the acquisition of OAC. We intend to exclude the acquired business from our assessment and report on internal control over financial reporting for the year ending December 31, 2022, as permitted under SEC rules. Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding purchases of our common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1) (d)

July 1, 2022 to July 31, 2022	1,062,212	$86.85	1,062,212	$204,121
August 1, 2022 to August 31, 2022	70,000	$83.30	70,000	$198,290
September 1, 2022 to September 30, 2022	—	$—	—	$198,290
	1,132,212		1,132,212
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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	November 8, 2022	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)