Form 10-K
period 2022-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2023-02-28
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2022 was approximately $4.9 billion.
As of February 15, 2023, there were 57,810,249 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, the industries in which we and our partners operate, the impact of COVID-19 and its variants on our near term and long term operations, the effects of a cyber-attack, data breach or other security incident on our information technology system or software or those of our third-party vendors, our expectations around timing to enroll and ramp centers and back-up care services, enrollment, occupancy and overall recovery, timing for revenue improvement, our cost management and cost-saving initiatives, labor costs and labor market, continued performance and contributions from our back-up care segment and new use types, improvement in traditional in-center back-up care use and expansion of back-up care solutions, impact of the macroeconomic environment and general economic conditions (including the impact of inflation), access, availability and impact of government support programs, impact of vaccine mandates, our growth in services, changing industry, geographic, labor, workforce and demographic trends, our market share and leadership position, performance and growth factors, demand for services and changing needs of clients and customers, quality of our service offerings, our value proposition and client return on investment, seasonality, competitive strengths and differentiators, client retention rate and satisfaction, parent satisfaction, health and safety protocols and proposition, growth strategies, workforce training and education, opportunities for expansion, acquisition strategy and integration, investments, including in technology, marketing and personnel, utilization rates, marketing strategies, cross-selling opportunities, marketing initiatives and brand awareness, impact of our human capital and DE&I initiatives, intellectual property, legal and regulatory compliance, employee and labor relationships, ability to attract new clients, our geographic reach, our debt and indebtedness and covenants, ability to obtain financing, ability to attract key employees, dividend policy, fluctuations in foreign currency exchange rates and interest rates, our properties and facilities, accreditation and quality standards, classroom ratios, outcome of litigation and legal matters and proceedings, future interest payments, interest rates and hedge agreements, amortization expense, goodwill estimates, impairments, cash flow and use of cash, operating and capital expenditures, cash from operations, fixed asset expenditures, tax rates and estimates, tax audits and settlements, tax benefits and equity transactions, credit risk, critical accounting policies and estimates, impact of new accounting pronouncements, share repurchases, and insurance and worker’s compensation claims.
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
We are organized in three reportable segments, which are aligned with our service offerings as follows:
•full service center-based child care (approximately 74% of our revenue in 2022);
•back-up care (approximately 20% of our revenue in 2022); and
•educational advisory and other services (approximately 6% of our revenue in 2022).
As of December 31, 2022, we had more than 1,400 client relationships with employers across a diverse array of industries, including more than 215 Fortune 500 companies. As of December 31, 2022, we operated 1,078 early education and child care centers with the capacity to serve approximately 120,000 children and their families in the United States, the United Kingdom, the Netherlands, Australia, and India.
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
Throughout our history, we have continued to grow while investing in our future. We have extended our international footprint to become a leading provider in the center-based child care market in the United Kingdom and have expanded into the Netherlands and India as a platform for further international expansion. Additionally, on July 1, 2022, we expanded our footprint into Australia with the acquisition of Only About Children (“OAC”), a high-quality operator of approximately 75 early education and child care centers. In the United States, we have grown our partnerships with employer clients by expanding and enhancing our back-up care family supports, including the addition of elder care, virtual tutoring, school-age camps, and pet care; by developing and growing our educational advisory services; and by adding to our other services by acquiring the Sittercity business. We continue to invest in new technologies to better support our full suite of services as well as enhance our customers’ user experience, and we have increased our digital marketing efforts with additional focus on driving use of our services and maximizing enrollment in centers.
Industry Overview and Trends
We compete in the global market for early education and child care services as well as the market for workforce education services offered by clients as benefits to their employees.
The child care industry generally can be divided into center-based and home-based child care. Our full service segment operates in the center-based market, which is highly fragmented. The center-based child care market includes both retail and employer-sponsored centers. The employer-sponsored model has always been central to our business and is characterized by a single employer or consortium of employers entering into a long-term contract for the provision of child care at a center located at or near the employer sponsor’s worksite. We believe we are one of the largest high quality providers of employer-sponsored child care.

Additionally, we operate in the growing market for back-up care, which primarily consists of center-based back-up care, and in-home care. We also operate in the expanding market of educational advisory services, which consists of workforce education, tuition assistance, student loan repayment and related educational advising, as well as college admissions and college financial advisory services. We believe we are one of the largest and highest quality providers of back-up care and educational advisory services.
We believe that the following key factors contribute to growth in the markets for employer-sponsored child care, back-up care, and educational advisory services.
Recognized Return on Investment to Employers
We believe employers across industries are looking at child care solutions, including on-site and near-site child care and other dependent care solutions, to enhance their employee value proposition. We believe employers are looking to deploy creative solutions to address labor challenges and as part of an overall recruitment and retention strategy to attract their workforce back to the office and keeping them engaged onsite. Our broad suite of solutions positions us well to assist employers with these strategies.
Studies conducted through our workforce consulting practice indicate that employer sponsors of center-based child care and back-up care services realize strong returns on their investments, particularly in terms of reduced turnover and increased productivity. We estimate that users of our back-up care services have been able to work an average of six additional days annually that they otherwise would have missed due to breakdowns in child care arrangements. Additionally, according to a 2022 survey of our families, 90% of parents reported enhanced productivity as a result of their employer offering back-up care, and 86% of employees reported their back-up care benefit makes them more committed to their employer. In particular, our ability to continue to deliver a variety of child care support services and solutions to meet the needs of children and families during the pandemic demonstrated the value and importance of our services to our client partners, including the role our services played in ensuring those partners could continue to deliver on their own business priorities. We believe that this return on investment for employers, demonstrated across our full suite of solutions, will result in additional growth in employer-sponsored center-based child care, back-up care and educational advisory services.
Evolving Workforce
We believe the labor challenges brought on by the pandemic have heightened employers’ sensitivity to their employee value proposition, and Bright Horizons’ services can be a significant element of their strategy to address this. While the pandemic impacted the workforce by shifting from traditional office environments to remote work, we believe the need for center-based child care services remains robust and back-up care continues to be a critical support for both remote and office-based employees. Additionally, we expect that employees will continue to return to traditional office environments in the future, and the demand for child care supports for working parents will likewise increase. We also believe there is elevated focus and emphasis on recruitment and retention by employers, as well as on continuing education, training and up-skilling of the existing workforce. Due to the evolution and introduction of new technologies, as well as increased competition for talent, employers are focused on the needs of their employees. We believe that the modern worker values efforts by employers to support employees across life and career stages that help them thrive in the workplace, by providing access to degree and non-degree programs. As automation, digital transformation, and other advances change nearly every facet of the labor market, there is an increased need for the continuing education and up-skilling of the existing workforce.
We believe these growing needs and changing trends, coupled with increased competition for talent, will encourage employers to invest in solutions and supports that enable workers to realize their full professional potential. Investments in center-based early education and child care, back-up care and educational advisory services will help employers meet their strategic goals, bolster employee engagement, recruitment, retention and address benefit equity amongst their workforce. We believe our broad suite of solutions across early education and child care, back-up care and educational advisory services positions Bright Horizons well to be a provider of choice for employers looking to deploy creative and impactful solutions to support their employees and their benefits needs.

Participation of Working Parents in the Workforce
A significant percentage of parents currently participate in the workforce, making child care services and family supports critical to employees and employers and the overall health of the economy. While the pandemic impacted the workforce by temporarily reducing the number of working parents and shifting from traditional office environments to remote or hybrid work, we believe workforce participation levels will return to pre-COVID levels in the future, and the demand for child care supports for working parents will likewise increase. In 2022, women working full-time comprised approximately 50% of the workforce in the U.S., according to the Bureau of Labor Statistics. Additionally, in 2021, 66% of mothers with children under the age of six participated in the workforce in the U.S., and more than 60% of two-parent households comprised dual career earners. Despite workforce demographic shifts related to COVID-19, we believe that the number of working mothers, single and dual working parent families will return to pre-COVID-19 trends over time, resulting in an increasing need for child and dependent care, as well as other workplace solutions that support employees at each life and career stage.
Growing Demand for High-Quality Center-Based Early Education and Child Care Services
We believe that recognition of the importance of early education and consistent quality child care has led to increased interest in high quality center-based early education and child care. There is continued focus on the establishment of objective, standards-based methods of defining and measuring the quality of child care, such as accreditation. We believe robust health and safety protocols and the social, educational and other developmental opportunities presented by center-based care are important factors for families when determining the preferred care options for their children. According to a 2019 study conducted by the National Center for Education Statistics, more than 60% of families sought center-based care. In a highly fragmented market comprised largely of center operators lacking scale, we believe clients and families will favor larger industry participants with greater resources to consistently achieve the high quality standards and needs of clients and families. Additionally, child care center closures brought on by the pandemic have resulted in a decrease in overall available capacity. We also believe that the increasing emphasis on the importance of early education and child care, and ongoing efforts to make child care affordable and available for working families, will contribute to further growth in the global early education and child care market as well as the developing markets for back-up care and educational advisory services.
Diversity, Equity and Inclusion
We are in the unique position of educating the next generation, and with that responsibility comes the opportunity to make a difference by modeling for children and families an environment that is open, curious, and genuinely interested in what is different, and reflects broad diversity within our teaching staff. Our curriculum and teacher training programs are designed to support inclusive classrooms and create culturally authentic learning environments that celebrate and explore all backgrounds and experiences. We are also exploring with clients how our services support their diversity, equity and inclusion objectives, particularly in workforce education. We believe that our workforce education offerings, along with back-up care and early education, can be a vital element of an employer’s diversity, equity and inclusion strategy. Our services not only help employers attract and retain employees from different backgrounds, but more important, can also help to propel the career growth and development of employees who historically have had less access to higher education.
Our Competitive Strengths
We believe we are a provider, partner and employer of choice because of our dedication to providing high-quality solutions to those we serve.
Market Leading Service Provider
We believe we are a leader in employer-sponsored center-based child care, back-up care, and educational advisory services, and that the breadth, depth and quality of our service offerings — developed over a successful 35 year history — represent significant competitive advantages. We estimate we have approximately six times more employer-sponsored centers in the United States than our closest competitor. We believe the broad geographic reach of our early education and child care centers and workplace solutions, with targeted clusters of centers in areas where we believe demand is generally higher and where demographics are attractive, provides us with a competitive platform to market our suite of services to new and existing clients.
Our business is anchored in our commitment to consistently provide high-quality service offerings to employers and families. We have designed our child care centers to meet or exceed applicable accreditation and rating standards in all of our key markets, including standards set in the United States by the National Academy of Early Childhood Programs, a division of the National Association for the Education of Young Children (NAEYC), in the United Kingdom by the Office of Standards in Education, Children’s Services and Skills (OFSTED), and in Australia by the Education Council and Australian Children’s Education and Care Quality Authority (ACECQA). We believe our commitment to achieving accreditation standards offers a competitive advantage in attracting and retaining families and in securing employer sponsorship opportunities as an increasing number of potential and existing employer clients require or expect adherence to accreditation criteria.

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
Dedicated to the highest quality services in every category in which we operate, our standards of quality also extend to our back-up care and educational advisory services, whether care is delivered in Bright Horizons child care centers, through the quality child care centers and in-home care providers participating in our proprietary back-up care network, or advising provided by our team of education experts. In addition to our annual client retention rate of approximately 95%, we have consistently achieved satisfaction ratings of over 90% among respondents in our parent satisfaction surveys, which is a testament to our ability to deliver on our commitment to quality.
Collaborative, Long-Term Relationships with Diverse Customer Base
We have more than 1,400 client relationships with employers across a diverse array of industries, including more than 215 of the Fortune 500 companies, with our largest client contributing 1% of our revenue in 2022 and our largest 10 clients representing approximately 8% of our revenue in the same year. Our business model emphasizes multi-year employer sponsorship contracts where our clients typically fund the development of new child care centers (which are typically owned or leased by the sponsor) at or near their worksites and frequently support the ongoing operations of these centers through operating subsidies.
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
Market Leading People Practices
Our ability to deliver consistently high-quality care, education and other services is directly related to our ability to attract, retain, motivate and develop our skilled workforce. We have consistently been named as a top employer by third-party sources in the United States, the United Kingdom and the Netherlands, including being named as one of the “100 Best Companies to Work For” by Fortune magazine 20 times, as well as a great place to work in the United Kingdom and in the Netherlands by the Great Place to Work Institute. We have also been named one of the “Top Places to Work” by the Boston Globe 13 times and the Denver Post nine times.
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
Capital-Efficient Operating Model Provides Platform for Growth with Attractive Economics
We have a long history of proven financial results despite broader macro-economic fluctuations. With employer sponsors funding the majority of the capital required for new centers developed on their behalf, and our back-up services provided through our own center portfolio and third party providers, we have been able to grow our business with limited capital investment, which has contributed to strong cash flows from operations.
Proven Acquisition Track Record
We have an established acquisition team that pursues targets using a proven framework to effectively evaluate potential transactions with the goal of maximizing our return on investment while minimizing risk. Over the last ten years, we have completed the acquisition of approximately 430 child care centers in the United States, the United Kingdom, Australia and the Netherlands, as well as providers of back-up care services and educational advisory and other services in the United States and the United Kingdom, helping us expand our client base, enhance the scope and reach of our service offerings, broaden our technological capabilities, and offer new services. In 2022, we acquired 78 child care centers.

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
•Cross-Sell and Expand Services to Existing Employer Clients.  We believe there is a significant opportunity to increase the number of our clients that use more than one of our services and to expand the services we provide to existing clients. Since going public in 2013, we have more than doubled the number of our clients who utilize more than one of our services to more than 425 clients as of December 31, 2022.
•Continue to Expand Through the Assumption of Management of Existing Sponsored Child Care Centers.  Periodically, we assume the management of existing centers from the incumbent management which enables us to develop new client relationships, typically with no capital investment and no purchase price payment.
Enable Continued Investments in Quality
We look for opportunities to invest in quality to ensure we fulfill our commitment of research-based early education excellence as a way to enhance our reputation and partnership with our clients, their employees, and the families we serve through enhanced curriculum and enrichment activities, teacher education and development programs, and ongoing program evaluation. For parents and families, we offer timely webinar series and monthly podcasts that reflect current issues facing families and provide parenting tips and insights, as well as share our curriculum with families at home through our online platforms. By developing a strong reputation for high-quality services and facilities, we have been able to support price increases that have kept pace with our cost increases.
Increase Utilization at Existing Centers and Use of Back-up Care and Educational Advisory Services
We are continually looking to increase enrollment levels and utilization in our profit and loss centers in order to achieve continued growth and improved center economics. We look for opportunities to increase the use of our back-up care and educational advisory services, not only by growing client relationships, but also by driving use with existing clients. Over the last two years, we expanded our back-up care offerings to include virtual tutoring and pet care, and broadened our school-age camp programs addressing education and care needs while extending the coverage of our services. We continue to invest in new technologies to better support our full suite of services and to enhance our customers’ user experience to help drive utilization. We have expanded our marketing efforts with additional focus on driving awareness and use of our services, with a focus on maximizing occupancy levels in centers where we can improve our economics with increased enrollment and participant usage of Back-up Care and Educational Advisory services.
Selectively Add New Lease/Consortium Centers and Expand Through Acquisitions
We have typically added between 10 and 15 new lease/consortium centers (as more fully described below) annually, focusing on urban or surrounding markets where demand is generally higher and where income demographics are generally more supportive of our high-quality centers. In addition, we have a long track record of successfully completing and integrating selective acquisitions across all business lines. The domestic and international markets for child care and other work and family support services remain highly fragmented and, as we look to fiscal 2023 and beyond, we will continue to seek attractive opportunities both for center acquisitions and the acquisition of complementary service offerings.

Our Operations
Our services are designed to help families, employers, and their employees solve the challenges of the modern workforce across life and career stages. Our services are comprised of full service center-based child care, back-up care, and educational advisory and other services, which are also our reportable segments. Full service center-based child care includes traditional center-based early education and child care, preschool, and elementary education. Back-up care includes center-based back-up child care, in-home care for children and adult/elder dependents, school-age camps, virtual tutoring, pet care and self-sourced reimbursed care. Educational advisory and other services consist of tuition assistance and student loan repayment program management, workforce education, related educational advising, college advisory services, and Sittercity, an online marketplace for families and caregivers. The following table sets forth our segment results for the year ended December 31, 2022:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands, except percentages)
Revenue	$1,493,758	$409,554	$117,175	$2,020,487
As a percentage of total revenue	74%	20%	6%	100%
Income from operations	$12,937	$118,788	$25,860	$157,585
As a percentage of total income from operations	9%	75%	16%	100%
Additional segment information is included in Note 18, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Full Service Center-Based Child Care Services
We provide full service center-based child care at centers located at or near an employer sponsor’s worksite, as well as convenient locations within the community. We operate our centers under two principal business models: a profit and loss (“P&L”) model and a cost-plus model.
Profit and Loss Model: Approximately 75% of our centers operate under the P&L model. Under this model, we retain the financial outcomes of operating the center and are therefore subject to variability in financial performance due to fluctuations in enrollment levels. The P&L model is further classified into two subcategories:
•Sponsor model: Under the sponsor model, we provide early education and child care on an exclusive or priority enrollment basis for the employees of an employer sponsor, and the employer sponsor generally retains responsibility for the development of the child care center (which is owned or leased by the sponsor), as well as pre-opening capital equipment and ongoing maintenance and repair. Arrangements with employer sponsors generally have initial terms ranging from 3 to 10 years with varying terms, renewal and termination options.
•Lease model: Under the lease model, the child care center is typically located near where working parents live and/or work in a property that we lease, and we provide early education and child care services to the employees of multiple employers, as well as to families in the surrounding community. We typically enter into leases with initial terms ranging from 10 to 15 years for these centers, often with renewal options.
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

Tuition paid by families generally represents approximately 90% of the revenue generated by this segment and is determined based on the age and developmental level of the child, the child’s attendance schedule (full-time or part-time), the geographic location, and the extent to which an employer sponsor subsidizes tuition. Based on a sample of approximately 360 of our early education and child care centers in the United States, the current average tuition at our centers is $2,350 per month for infants (typically ages 3 to 16 months), $2,200 per month for toddlers (typically ages 16 months to 3 years) and $1,850 per month for preschoolers (typically ages 3 to 5 years). Tuition at most of our early education and child care centers is payable in advance and is typically due monthly.
Historically, annual revenue per center typically averages between $1.6 million and $2.1 million at our centers in North America and averages between $1.2 million and $1.8 million at our international centers, which is primarily driven by the size and capacity of centers. Our North American early education and child care centers have an average capacity of 129 children per location, while our international centers have an average capacity of 86 children per location. Gross margin at our mature centers typically averages between 20% and 25%, with our cost-plus model centers typically at the lower end of that range and our lease centers at the higher end. In 2022, as our center operations continue to recover from the pandemic, annual revenue per center averaged approximately $1.7 million in North America and $1.2 million internationally, which in turn contributed to a contraction in gross margins to approximately 15% for the year.
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
Back-up Care Services
Back-up care offers family support services for dependents of all ages and provides coverage when regular care breaks down, as well as care coordination tools to assist families with their short and long-term care decisions. We provide back-up care services for children (primarily 0-12 years old) through our own full service centers, dedicated back-up child care centers, school-age camps, and in-home caregivers, as well as through our proprietary back-up care network of quality child care centers and in-home care providers. In addition, we provide back-up care services for adults/elders through our proprietary network of quality in-home care providers, and we offer virtual tutoring for school-age children and adult learners through our network of tutoring service providers, and pet care through third-party providers. We also help to facilitate back-up care services through our self-sourced reimbursed care program.
Traditional back-up care offers families access to a contracted network of more than 4,500 in-home care agencies and center-based providers in locations where we do not otherwise have centers with available capacity or available in-home caregivers. Our dedicated back-up centers are operated in a similar structure to full service centers and are either exclusive to a single employer or have multiple employer sponsors and are part of our back-up care program. Self-sourced reimbursed care is an alternative care program, available to employer sponsors typically when other network care solutions are not available, which provides payments to their employees to assist with the cost of self-sourced dependent care. As we continue to find innovative solutions to help families with their care needs, we have expanded our back-up care solutions to include virtual tutoring and broaden our school-age camp programs that primarily operate during school vacations and the summer months. Care is arranged online or via our mobile application as well as through a 24/7 contact center allowing employees to reserve care in advance or at the last minute. We operate our own contact center in Broomfield, Colorado and we contract with additional contact centers in other geographies to complement our ability to handle demand fluctuations, provide business continuity, and deliver seamless service.

Back-up care revenue is comprised of fees paid by employer sponsors and, to a lesser extent, co-payments collected from users at the time of service. These arrangements generally have contractual terms of three years with varying terms, renewal and termination options. Fees for back-up care services are typically determined based on the number of back-up care uses purchased. Cost of services consist of direct expenses associated with the operation of dedicated back-up centers, fees paid to providers for care delivered as part of their contractual relationships with us, personnel and related direct service costs of the contact centers, and any other expenses related to the coordination or delivery of care and service. SGA related to back-up care is similar to SGA for full service center-based child care, with additional expenses related to the technology necessary to operate this service, the ongoing development and maintenance of the provider network, and additional personnel needed as a result of more significant client management and reporting requirements.
Educational Advisory and Other Services
Our educational advisory services primarily consist of Bright Horizons EdAssist Solutions and Bright Horizons College Coach. Educational advisory services revenue is comprised of fees paid by employer clients for policy consulting, program management, coaching, and subscription content and, to a limited extent, retail fees collected from users at the point of service. Contracts are typically three years in length, with varying terms, renewal and termination options, and fees are generally determined based on the services being provided and the number of program participants. Cost of services consist of personnel and direct service costs of the contact centers, and other expenses related to the coordination and delivery of tuition assistance and student loan repayment program management, and educational advisory and counseling services. SGA related to educational advisory services is similar to SGA for back-up care.
EdAssist by Bright Horizons.  EdAssist provides workforce education, tuition assistance and student loan repayment program management, as well as related educational advising to corporate clients who offer these services as a talent development and workplace benefit to their employees. Our services help employers better align their workplace education programs with their business goals while supporting employees to upskill, re-skill and improve their careers. Program management services are provided through proprietary software for the processing of tuition reimbursement, loan repayment transactions, and analysis of data. We provide educational advising to client employees on a one-on-one basis through our team of advisors who help employees make better decisions regarding their education and financial wellness. Clients can also leverage our EdAssist Education Network of education providers and benefit from pre-negotiated tuition discounts. Customer service is also provided through our contact center in Broomfield, Colorado. EdAssist services derive revenue directly from fees paid by employers.
Bright Horizons College Coach.  Bright Horizons College Coach provides college admissions and college financing advisory services through our team of experts, who have experience working in admissions or financial aid at colleges and universities. We also offer coaching and tools to assist families as they support their children with varying needs across life stages. Advisory services are provided at live/webinar events with expert presenters, through one-on-one coaching, as well as through our online learning center. We work with employer clients who offer these services as workplace benefits to their employees, and we also provide these services directly to families on a retail basis. College Coach derives revenue mainly from employer clients who contract with us for a specified number of workshops, access to our proprietary online learning center and one-on-one advising.
Other Services.  Other services consists of Sittercity, an online marketplace for families and caregivers. Sittercity revenue is generated from subscriptions to a proprietary online search platform and marketplace that helps families find child care (babysitting/nannies), as well as senior care and pet care.

Geography
We operate in two primary regions: (1) North America, which includes the United States and Puerto Rico, and (2) International, which includes the United Kingdom, the Netherlands, Australia and India. The following table sets forth information by geographic region for the year ended December 31, 2022:

	North America	International	Total

	(In thousands, except percentages)
Revenue	$1,501,430	$519,057	$2,020,487
As a percentage of total revenue	74%	26%	100%
Fixed assets, net	$326,711	$244,760	$571,471
As a percentage of total fixed assets, net	57%	43%	100%
Our international business primarily consists of child care centers throughout the United Kingdom, Australia and the Netherlands, with approximately 95% of the revenue generated related to the full service center-based child care segment. As of December 31, 2022, we had 643 centers in North America and 435 international centers. Additional geographical information is included in Note 18, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
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
Marketing
Brand Awareness and Thought Leadership
We market our services and build our brand through virtual events, social media, earned and paid media placements, digital and print advertising, articles and blogs, direct mail, and a robust search engine optimization strategy. Our senior leaders are involved at the national level with education, work/life and early child care advocacy, and we believe that their visibility and involvement helps attract new business. We believe that our proprietary research, events, and the availability of uniquely knowledgeable industry leaders help sustain our brand awareness and position Bright Horizons as a thought leader in the markets where we operate. For employer sponsors and their employees, we conduct our annual Modern Family Index and The Education Index, capturing snapshots of critical market sectors at a particular moment in time. For parents and families, we offer timely webinar series as well as monthly podcasts that reflect current issues facing families.
Timely Approaches that Evolve With the Workplace
We strive to meet clients’ needs as demonstrated by our capacity to pivot as the marketplace shifts, rolling out and marketing new services to meet evolving work environments. Marketing tools have expanded to include text message communication; targeted back-up journeys and campaigns; outreach for flexible care offerings including virtual options such as tutoring and camps; and sharing our curriculum and extension activities with families at home through our online platforms. Outreach for these efforts includes persona-based campaigns for back-to-school and return-to-office support; initiatives aimed at supporting enrolled families including age-based developmental notifications through our parent mobile app; a health, safety and wellness parent newsletter; podcasts; and a parenting exchange workshop series.

Lead Generation and Conversion; Customer Retention
Lead generation and conversion, and increased utilization, as well as customer retention, remain at the heart of our marketing efforts. We partner with employer sponsors to promote our early education and child care centers and other workplace solutions as important employee benefits within their organizations. Our My Bright Horizons is a portal for client employees to instantly access all their Bright Horizons benefits and BH Central, a self-service portal for client liaisons to track real-time benefit use and access materials to support internal marketing efforts, including a newsletter with tailored resource content. Other efforts include local digital advertising, partnerships with parent groups, ramped social efforts, direct mail, and webinars.
Competition
We believe we are a leading provider of employer-sponsored center-based child care, back-up care, and workforce education services. We estimate that we have approximately six times more market share in the employer-sponsored center-based child care market in the United States than our closest competitor. The market for early education and child care services is highly fragmented, and we compete for enrollment and sponsorship of early education and child care centers with a variety of other organizations, including large community-based child care companies, regional child care providers, family day care, nannies, for-profit and not-for-profit full- and part-time nursery schools, public and private elementary schools, and not-for-profit and government-funded providers of center-based child care. Our principal competitors for employer-sponsored centers include KinderCare Education in the United States and Busy Bees in the United Kingdom. We also compete for enrollment on a center-by-center basis with these providers, along with many local and national providers, such as Affinity Education Group, Childbase, CompaNanny, G8 Education, Goddard Schools, Goodstart Early Learning, Guardian Childcare & Education, Learning Care Group, Primrose Schools, and KidsFoundation. Competition for back-up care comes from IAC/Interactivecorp (Care.com) in addition to employee assistance programs and smaller work/life companies. In the educational advisory segment, competition comes from EdCor, Guild Education and InStride.
We believe the key factors in the competition for enrollment are quality, site convenience and cost. We believe many center-based child care providers are able to offer care at lower prices than we do by utilizing less intensive teacher-to-child ratios and offering lower compensation and benefits to their employees. While our child care tuition levels are generally higher than our competitors, we compete primarily based on the convenience of a location at or near a worksite and a higher level of program quality. In addition, some of our competitors may benefit from strong local name recognition (such as established regional providers) or comply, or are required to comply, with fewer or less costly health, safety, and operational regulations than those with which we comply (such as the more limited health, safety and operational regulatory requirements typically applicable to family day care operations in caregivers’ homes). In the wake of COVID-19, we believe our health and safety protocols are market leading and are an important consideration for families and clients. We believe that our primary focus on serving employer clients, underscored by our track record for achieving and maintaining high-quality standards, also distinguishes us from our competitors.
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
As of December 31, 2022, we had approximately 29,100 global employees (including part-time and substitute teachers), of whom approximately 3,100 were employed as corporate, divisional and regional employees, and approximately 26,100 were employed at our early education and child care centers and as in-home caregivers. The total number of employees includes approximately 17,350 in North America, 7,300 in the United Kingdom, 2,050 in the Netherlands, 2,350 in Australia, and 50 in India. Corporate, divisional and regional staff members make up our “Home Team” employees, and staff members working at our early education and child care centers, including teachers and support personnel, and in-home caregivers make up our “Field” employees. Employees that work at one child care center, which has been closed since the COVID-19 pandemic, remain represented by a labor union. We have continued to negotiate a collective bargaining agreement with this union in good faith.

We believe employers across industries are looking to deploy creative solutions to address labor challenges, enhance their employee value proposition and provide benefits for their workforce to enable their employees to excel both personally and professionally. While our broad suite of solutions positions us well to assist employers with these strategies, our own services and solutions serve as a significant element of our own talent management strategy.
Talent Acquisition
Our business is about people serving people, and our success depends on attracting, developing and retaining talented and highly qualified employees. We are continually investing in resources and creating programs to drive diversity, equity and inclusion, to provide fair and competitive pay and benefits to support our employees’ well-being, and to foster personal growth and career development opportunities. We endeavor to create an environment that rewards performance, enhances our culture and employee experience, and retains and engages our talent.
In 2022, we continued our extensive talent acquisition campaign to recruit teachers and staff and have enhanced the candidate and new hire experience through initiatives such as the 100 Days of Heart onboarding program, an alumni recruitment initiative program and an enhanced employee referral program. As part of our continued commitment to support the well-being of our Bright Horizons team, and to help address the challenges in recruiting and retaining top talent, we continue to make investments with respect to eligible employees in certain markets, to further strengthen our position as an employer of choice:
•Increased pay through off-cycle market adjustments for teachers and staff in a number of key markets.
•Expanded benefits and access to our Tuition Assistance program for Home Team employees.
•Enhanced our mental health and wellness resources through a new and expanded well-being offering.
Our Benefits and Total Rewards
More than 1,400 top employers trust us for proven solutions that support employees, advance careers, and maximize performance, and we offer our own employees the solutions and services we offer to our clients. From on-site child care to back-up care to help handle disruptions in child care gaps, and education programs that build critical skills, we believe our service offerings help our employees achieve more.
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
•Tuition assistance programs, including the Horizons Teacher Degree Program which provides direct, no-cost access to an early childhood education degree; and
•Access to back-up care, EdAssist, College Coach and Sittercity.
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
•“100 Best Companies to Work For” by FORTUNE magazine Awarded 20 times — most recently in 2021
•“Best Workplaces” in the United Kingdom by the Great Place to Work Institute Awarded 17 times — most recently in 2022
•“Best Workplaces” in the Netherlands by the Great Place to Work Institute Awarded eight times — most recently in 2022
•“Top Places to Work” by the Boston Globe Awarded 13 times — most recently in 2022
•Forbes 2022 Best Employers for Diversity
•Forbes 2022 Best Employers for Women
•Bloomberg 2022 Gender Equality Index
•Human Rights Campaign Foundation’s Corporate Equality Index 2022
•2022 “Best Workplaces for Wellbeing” by the Great Place to Work Institute in the United Kingdom
•PEOPLE magazine 100 Companies that Care for 2022

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
We aim to hire a diverse workforce and we are focused on taking action to make real change, not for a moment in time, but for the long-term. As of December 31, 2022, workforce diversity representation was approximately as follows:

	Gender (Global) (1)	Racial Diversity (North America Only) (2)
Entire Workforce (3)	94%	52%
Home Team Employees	77%	29%
Field Employees	96%	56%
Senior Leaders (4)	71%	20%
Board of Directors	50%	20%
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
A central program offering is our Horizons Teacher Degree Program. The program, which is a first-of-its-kind offering in the early education field, removes financial barriers for employees pursuing a degree, including those posed by traditional tuition reimbursement programs, by allowing employees to earn an associate and bachelor’s degree in early childhood education at no-cost. Participants do not have to pay for any expenses out-of-pocket, including tuition, fees and books. Since its inception in 2018, more than 2,000 teachers have enrolled and more than 600 have graduated.

Our Employee Engagement
Retaining and developing our workforce starts with our employees. At Bright Horizons we regularly listen to employees through our regular surveys and forums. Hearing directly from our employees helps us understand the employee experience, including evolving priorities related to workplace environment, employee relations, pay and benefits, flexibility, and career growth opportunities, all of which are critical to our mission to be and remain an employer of choice and a great place to work. During 2022, we surveyed employees to ensure that we continued to support their needs and focus on their priorities. Additionally, we periodically deploy shorter pulse surveys to ensure our action planning is realizing the desired impact. This approach enables us to act on real-time information and to take targeted action in response to feedback, such as expanding our benefits and compensation opportunities and to develop enhanced benefits offerings, including new mental health and wellness supports and fostering culture and community through our Better Together teams and The Bright Horizons Foundation for Children.
Our Citizenship
We support the communities in which we work and live, and we encourage our employees to do the same. We proudly stand with our many employees who give their time to non-profit organizations, awarding grants to their chosen charities in recognition of their volunteer work in their communities. We also work alongside our employees to support the Bright Horizons Foundation for Children® and its important mission to bring Bright Spaces® to children and families in homeless shelters and similar agencies helping at risk children and families, supporting our employees with Brightening Lives activities, and Field and Home Team fundraising events.
Intellectual Property
We believe our name and logo have significant value to our operations. We own and use various registered and unregistered trademarks covering the names Bright Horizons® and Bright Horizons Family Solutions®, our logo, and a number of other names, slogans and designs. We frequently license the use of our registered trademarks to our clients in connection with the use of our services, subject to customary restrictions. We actively protect our trademarks by registering the marks in a variety of countries and geographic areas, including the United States, the United Kingdom, the European Union, Australia, New Zealand, India, and other countries in Asia. These registrations are subject to varying terms and renewal options. However, not all of the trademarks or service marks have been registered in all of the countries in which we do business, and we are aware of persons using similar marks in certain countries in which we operate. Meanwhile, we monitor our trademarks and vigorously oppose the infringement of any of our registered marks as appropriate. We do not hold any patents. We hold copyright registrations for certain materials that are important to the operation of our business, and we generally rely on common law protection for those copyrighted works which are not critical to the operation of our business. We enter into agreements with our employees and other parties with which we do business to limit access to and disclosure of our technology and other proprietary information. We also license some intellectual property from third parties for use in our business and such licenses are not individually or in the aggregate material to our business.
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
Health and Safety
The health, safety and well-being of children, families and staff is our top priority. We adhere to rigorous health, hygiene, and disinfecting practices. Our protocols were developed in consideration of state and local public health guidelines and our partnership with medical professionals and experts that specialize in pediatric infectious diseases. We have health and safety personnel and a Vice President of Global Safety dedicated to supporting our centers and other operations to ensure compliance with our policies and practices, and to ensure that we set the highest standards in all areas.

We employ a variety of security measures at our early education and child care centers, which typically include secure electronic access systems, as well as sign-in and sign-out procedures for children, among other site-specific security measures. In addition, our trained teachers and clear sightline center designs help ensure the health and safety of children. Our early education and child care centers are designed to minimize the risk of injury to children by incorporating features such as child-sized amenities, rounded corners on furniture and fixtures, age-appropriate toys and equipment and cushioned fall zones surrounding play structures.
Each center is further guided by policies and procedures that address protocols for safe and appropriate care of children and center administration. These policies and procedures establish protocols in various areas, including the safe handling of food and medications, managing child illness or health emergencies, and a variety of other critical aspects of care to ensure that centers meet or exceed all mandated licensing standards. These policies and procedures are reviewed and updated continuously by a team of internal experts, and center personnel are trained on center practices using these policies and procedures. Our proprietary We Care system supports proper supervision of children and documents the transitions of children to and from the care of teachers and parents or from one classroom to another during the day.
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
Facilities
Our early education and child care centers are primarily operated at or near work-site locations and vary in design and capacity in accordance with employer sponsor needs and regulatory requirements. Our North American early education and child care centers typically have an average capacity of 129 children, and our international locations have an average capacity of 86 children. As of December 31, 2022, our early education and child care centers had a total licensed capacity of approximately 120,000 children, with the smallest center having a capacity of 15 children and the largest having a capacity of approximately 500 children.
We believe that attractive, spacious and child-friendly facilities with warm, nurturing and welcoming atmospheres are an important element in fostering a high-quality learning environment for children. Our centers are designed to be open and bright and to maximize visibility for supervision. We devote considerable resources to equipping our centers with child-sized amenities, indoor and outdoor play areas comprised of age-appropriate materials and design, family hospitality areas and computer centers. Commercial kitchens are typically present in those centers where regulations require that hot meals be prepared on-site.
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
Business and Operational Risks
The global COVID-19 pandemic and recovery therefrom has significantly disrupted our operations and our financial condition and operating results and may continue to adversely impact our business.
The COVID-19 pandemic and the recovery therefrom has substantially disrupted our global operations, and we expect to continue to be impacted as the conditions persist. Although conditions continue to stabilize, the situation remains subject to rapid and potentially material changes. As of December 31, 2022, we operated 1,078 early education and child care centers, 99% of which were open. While we are focused on the enrollment of our centers, the continued or additional disruptions to our business and potential adverse impacts to our financial condition and results of operations resulting from the COVID-19 pandemic and recovery include, but are not limited to:
•significant changes in the conditions of the markets we operate in may limit our ability to provide our services, especially center-based child care and center-based back-up child care, and may result in center closures;
•inability to hire and maintain an adequate level of center staff requiring us to constrain or reduce enrollment, close classrooms or centers in order to comply with mandated ratios, inability to retain teachers, and the impact to our operations if a significant percentage of our workforce is unable to work because of illness, quarantine, government restrictions, or difficulty maintaining or retaining staff, which may have a disproportionate impact on our business compared to other companies that depend less on the in-person provision of services and do not directly provide care and education to young children;
•reduced or shifting demand for our services due to adverse and uncertain economic and demographic conditions, including as a result of clients that have been adversely impacted, and/or increased unemployment, school and business closures, lockdown orders, long-term shift to a remote workforce, and general effects of a broad-based economic recession;
•a reduction or limit on governmental grant funding for COVID-19 relief at the federal, state and local level could adversely impact our results of operations; and,
•potential asset impairments or write-downs as we review assets impacted by the COVID-19 pandemic.
These factors could place limitations on our ability to operate effectively and could have a material adverse effect on our operations, financial condition and operating results. The recovery from the COVID-19 pandemic could continue to have a negative impact on our results of operations, the size and duration of which we are currently unable to predict. Additional impacts may arise of which we are currently not aware, the nature and extent of which will depend on future developments which are highly uncertain and cannot be predicted.
Our business depends largely on our ability to hire and retain qualified teachers and maintain strong employee relations.
The provision of child care services is personnel intensive. Our business depends on our ability to attract, train, and retain the appropriate mix of qualified employees and on effectively implementing and maintaining strong employee relations, cultivating an atmosphere of trust, and effectively communicating the value proposition of working at Bright Horizons. The early education and child care industry traditionally has experienced high turnover rates. In addition, state laws require our teachers and other staff members to meet certain educational and other minimum requirements, and we often require that teachers and staff at our centers have additional qualifications. We are also required by government regulation to maintain certain prescribed minimum teacher-to-child ratios. If we are unable to hire and retain qualified teachers at a center, we could be required to reduce enrollment, close classrooms or centers or be prevented from accepting additional enrollment in order to comply with such mandated ratios. We may continue to experience difficulty in attracting, hiring and retaining qualified teachers due to tight labor pools and we may experience difficulty in attracting and retaining teachers due to changes in the work environment as a result of the COVID-19 pandemic. Such market pressures have required us to offer increased salaries, enhanced benefits and institute additional initiatives to maintain strong employee relations, which increase costs, and may further increase costs in the future. Difficulties in hiring and retaining qualified personnel may also affect our ability to meet growth objectives in certain geographies and to take advantage of additional enrollment opportunities at our early education and child care centers in these markets, which could negatively impact our business. From time to time we may be subject to employee organizing efforts. Labor union representation of a material number of our employees could impact our business, financial condition or operating results as a result of additional labor costs, payroll and benefit expenses, new rules and practices, or work stoppages.

Changes in the demand for child dependent care and workplace solutions, which may be negatively affected by demographic trends and economic conditions, may affect our operating results.
Our business strategy largely depends on employers recognizing the value of providing employees with child care, dependent care, workforce education, and other workplace solutions as an employee benefit. The number of employers that view such services as cost-effective or beneficial to their workforces may not continue to grow at the levels we anticipate or may diminish. In addition, changes in demographic trends, including the number of dual working parent or working single parent families in the workforce, may impact the demand for our services. Further, availability of work-from-home or hybrid work options may shift demand away from locations where we currently offer services. Such changes could materially and adversely affect our business and operating results.
Even as employers recognize the value of our services, demand may be adversely affected by general economic conditions or changes in workforce demographics and work-place environments as a result of COVID-19. Uncertainty or a deterioration in economic conditions, including global inflationary pressures impacting our clients and customers, could lead to reduced demand for our services as employer clients may reduce or eliminate their sponsorship of work and family services, and prospective clients may not commit resources to such services. In addition, a reduction in the size of an employer’s workforce could negatively impact the demand for our services and result in reduced enrollment or failure of our employer clients to renew their contracts. A deterioration of general economic conditions in both the U.S. and globally, recessionary fears or changes in workforce demographics may adversely impact the need for our services because out-of-work parents may decrease or discontinue the use of child care services, or be unwilling to pay tuition for high-quality services. Additionally, we may not be able to increase the price for our services at a rate consistent with increases in our operating costs. If demand for our services were to decrease, it could disrupt our operations and have a material adverse effect on our business and operating results.
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
If we or our third-party vendors are subject to cyber-attacks, data breaches or other security incidents, or if there is a disruption or failure of our information technology systems or software, such events could expose us to liability and could adversely affect our financial condition and operating results.
As part of our business, we collect, process, use, and store sensitive data and certain personal information from our clients, the families and children we serve, and our employees. We also utilize third-party vendors and electronic payment methods to process and store some of this information, including credit card information. Our business relies on information technology networks and systems to store this data, process financial and personal information, manage a variety of business processes, and comply with regulatory, legal and tax requirements. We are also highly dependent on information technology for the coordination and delivery of our back-up care and educational advisory services. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties.

The information technology networks and systems owned, operated, controlled, or used by us or our third-party vendors may be vulnerable to damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, security incidents, failures during the process of upgrading or replacing software or databases or components thereof, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, distributed denial-of-service attacks, brute force attacks, robocalls, and other real or perceived cyber-attacks or catastrophic events, all of which may not be prevented by our efforts to secure our networks and systems. Security incidents can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party vendors or their personnel, or other parties. Security incidents are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. Any of these incidents could lead to interruptions or shutdowns of our platforms, disruptions in our ability to process service requests, record or analyze the use of our services, loss or corruption of data, or unauthorized access to, or acquisition of, personal information or other sensitive information, such as our intellectual property. We maintain policies and practices and operational safeguards, measures and controls aimed at reducing our cyber risk, protecting and recovering our data and ensuring business continuity, which include reasonable efforts to ensure that our third-party vendors maintain reasonable security, including encryption and authentication technology, and will notify us promptly if a security incident occurs. However, none of our or our vendors’ security measures can provide absolute security. Advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability, or the failure or inability of our vendors, to adequately protect personal or other sensitive information, and there can be no assurance that we or our vendors will not suffer a cyber-attack, that hackers or other unauthorized parties will not gain access to or exfiltrate personal information or other sensitive data, or that any such data compromise or unauthorized access will be discovered in a timely fashion.
Like many businesses, we, and our third-party vendors, have in the past and will in the future continue to be subject to cyber-attacks, cybersecurity threats and attempts to compromise and penetrate our data security and systems and disrupt our services. Cyber-attacks against us or our third-party vendors could lead to operational disruptions that could have an adverse effect on our ability to provide services to clients and customers and on our results of operations and financial results. For example, on December 12, 2022, we determined that a ransomware cyber incident had impacted and disrupted a number of our operational and information technology systems. Promptly upon detecting and containing the incident, we launched an investigation and engaged the services of cybersecurity experts and advisors, incident response professionals, and external counsel to support the investigation and restored operational and business systems and functionality. We are continuing to assess all actions that we will take to further improve our existing systems. Based on the information currently available to us, we do not believe that the December 2022 ransomware attack will have a material impact on our business, results of operations, or financial condition, but no assurances can be given as we continue to assess the full impact from the incident, including costs, expenses, and insurance coverage.
Failure of our systems to operate effectively or a compromise in the security of our systems, or the systems of our affiliates or other third-party, that results in unauthorized persons or entities obtaining personal information or other sensitive information could materially and adversely affect our reputation, operations, operating results, and financial condition. Actual or anticipated cyber-attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, pay higher insurance premiums, and engage third-party specialists for additional services. Breaches in our data security, those of our affiliates or other third-parties, could expose us to risks of data loss, inappropriate disclosure of confidential or proprietary information, potential claims, investigations, regulatory proceedings, litigation penalties and liability, could impede our processing of transactions and our financial reporting, and could result in a disruption of our operations. In addition, we may incur other substantial costs in connection with remediating and otherwise responding to any data security incident, including potential liability for stolen client, customer, or employee data, repairing system damage, or providing credit monitoring or other benefits to clients, customers, or employees affected by the incident. Additionally, if we or our third-party service providers experience security incidents that result in a decline in marketplace performance, availability problems, or the loss, corruption of, unauthorized access to, or disclosure of personal data or confidential information, people may become unwilling to provide us the information necessary to receive our services, and our reputation and market position could be harmed. Existing customers may also decrease their use of our services or cease using our services altogether. The impact of these security threats, incidents, and other disruptions are difficult to predict. Our insurance coverage for such security threats, incidents, and other disruptions may not be adequate to cover all related costs, and we may not otherwise be fully indemnified for them. This may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.

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
A variety of laws, regulations, industry self-regulatory principles, industry standards or codes of conduct and regulatory guidance relating to privacy, data protection, marketing and advertising, and consumer protection apply to the collection, use, retention, protection, disclosure, transfer and other processing of certain types of data. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business, including the European Union’s General Data Protection Regulation and various privacy legislation in the U.S., such as the California Consumer Privacy Act, compliance with such requirements could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. Failure to comply with such regulations could result in enforcement actions, significant fines, penalties and damages which could materially and adversely affect our business and financial condition.
Our continued profitability depends on our ability to pass on our increased costs, such as labor and related costs, to our customers.
Hiring and retaining key employees and qualified personnel, including teachers, is critical to our business and labor costs are our largest expense. Because we are primarily a service business, inflationary factors and regulatory changes that contribute to wage and benefits cost increases result in significant increases in the cost of running our business. We expect to pay employees at rates above the minimum wage, and increases in the statutory minimum wage rates could result in a corresponding increase in the wages and benefits we pay to our employees. Additionally, competition for teachers and staff, and costs associated with hiring, compensating and retaining employees, and costs of training teachers could result in significant increases in the cost of running our business, including costs to enhance employee compensation and benefit programs as an incentive and retentive tool. Our success depends on our ability to continue to pass along these costs to our customers and to meet our changing labor needs while controlling costs. In the event that we cannot increase the price for our services to cover these higher wage and benefit costs without reducing customer demand for our services, our margins could be adversely affected, which could have a material adverse effect on our financial condition and results of operations as well as our growth.
Changes in our relationships with employer sponsors or failure to anticipate and respond to changing client and customer (parents or client employees) preferences and expectations or develop new customer-oriented services may affect our operating results.
We derive a significant portion of our business from early education and child care, back-up care, and other workplace solutions associated with employer sponsors for whom we provide these services at single or multiple sites pursuant to contractual arrangements. Our contracts with employers for full service center-based child care typically have terms of three to ten years, and our contracts related to back-up care and educational advisory services typically have terms of one to three years, with varying terms and renewal and termination options. We have a history of consistent contract renewals, but we may not experience similar renewal rates in the future. Failure to comply with or monitor contract terms or the termination or non-renewal of a significant number of contracts or the termination of a multiple-site or multiple-service client relationship could have a material adverse effect on our business, results of operations, financial condition or cash flows. Additionally, our continued success depends on our ability to convert and retain new and existing clients, cross-sell to existing clients, and our ability to develop new consumer-oriented strategies or services to accommodate changing client, learner, or parent expectations and preferences around our services or service delivery. Our future success depends on our ability to continue to meet the evolving needs and expectations of our customers, including enhancing our existing services. Obsolete processes and/or skill gaps could impede our ability to meet new or changing customer demand. Failure to meet these needs may result in client loss and reduced demand and could have a material impact on our financial results.
We depend on key management and key employees to manage our business and timing considerations.
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
A regional or global health pandemic, not unlike the COVID-19 pandemic, depending on its duration and severity, could severely affect our business. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public or to center-based care in the event of a health pandemic, and local, regional or national governments might limit or ban public interactions to halt or delay the spread of diseases causing business disruptions and the temporary closure of our centers. Additionally, a health pandemic could also impair our ability to hire and maintain an adequate level of staff and may have a disproportionate impact on our business compared to other companies that depend less on the in-person provision of services.
Other unforeseen events, including acts of violence, war, terrorism and other international, regional or local instability or conflicts (including labor issues), embargoes, natural disasters such as earthquakes, tsunamis, hurricanes, typhoons or other adverse weather and climate conditions, whether occurring in the United States or abroad, could restrict or disrupt our operations. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public or to center-based care as a result of one or more of these events. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations and our clients, either in a particular region or globally. In addition, changes in regulations brought about by climate change could impact our business, operating results, and financial condition.
We also face the potential for business disruptions from information technology interruptions associated with natural disasters and other events including power outages, catastrophic events, computer and network failures, inadequate or ineffective redundancy plans, system failures, and flaws in third-party software or services. Our back-up care and educational advisory and other services segments as well as the corporate departments that support our lines of business are highly dependent on information technology for the coordination and delivery of services, which could be significantly impacted by system interruptions. Our policies and practices and operational safeguards, measures and controls aimed at protecting and recovering our data and ensuring business continuity, may not be sufficient to ensure our key services are delivered without minimal disruption in the event of information technology system failures. If those systems are damaged, interrupted or cease to function properly or if our disaster recovery and business continuity plans fail, it may have a material adverse effect on our business or results of operations.
Financing Related Risks
Our substantial indebtedness could adversely affect our financial condition, and our variable interest rate indebtedness exposes us to interest rate volatility, which could cause our debt service obligations to increase significantly.
We have a significant amount of indebtedness from borrowings outstanding under our senior secured credit facilities. Information on our debt is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and Note 12, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Our level of debt could have significant consequences, including:
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate needs, and increasing our cost of borrowing;
•requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other corporate purposes, thereby reducing the amount of cash flow available for operations, capital expenditures, and acquisitions among other purposes; and,

•limiting our flexibility in planning for, and reacting to, changes in the industry in which we compete and placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates.
In addition, borrowings under our senior secured credit facilities bear interest at variable rates. Interest rates increased during 2022. If market interest rates continue to increase, variable rate debt will create higher interest service requirements, which could adversely affect our cash flows and impact future earnings. While we have entered into interest rate cap agreements to limit our exposure to higher interest rates on a portion of our debt, and may enter into additional agreements in the future, any such agreements may not offer complete protection from this risk posed by interest rate fluctuations and may carry additional risks. For information regarding our sensitivity to changes in interest rates, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
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
During the COVID-19 pandemic, a substantial portion of the workforce, including parents of children we serve at our centers, transitioned from working in traditional office environments to working in “virtual” or “home” offices, including in our primary markets of the United States, United Kingdom, Australia, and the Netherlands. While we expect that many employees will continue to return to traditional office environments, some employers may maintain a remote or work-from-home presence or may permanently move all or a portion of their workforce to remote or to a hybrid model. While working parents continue to need child care regardless of their work location, there are no assurances that parents who work from home will continue to use our centers. Additionally, we believe that as a result of COVID-19, more women have temporarily stepped back from the workforce and that traditional dual-career households may have temporarily decreased. A shift in workplace demographics where employees work from home on a part- or full-time basis, or a sustained decrease in the number of women or dual-career households in the workforce, may reduce demand for center-based child care or specific center locations as well as other service offerings. We may be unable to successfully meet changed client and parent demands and needs, which may have a material adverse effect on our business or results of operations.

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
We compete for enrollment and sponsorship of our early education and child care centers in a highly-fragmented market. For enrollment, we compete with center-based child care (such as residential and worksite child care centers, full- and part-time nursery schools, private and public elementary schools and religious faith-affiliated and other not-for-profit providers) as well as family child care (operated out of the caregiver’s home). In addition, alternatives to organized child care, such as relatives and nannies caring for children, can represent lower cost options to our services. For sponsorship, we compete primarily with large community-based child care companies with divisions focused on employer sponsorship and with regional child care providers who target employer sponsorship. We believe that our ability to compete successfully depends on a number of factors, including quality of care, site convenience, breadth of service offering and cost. We often face a price disadvantage to our competition, which may have access to greater financial resources, greater name recognition or lower operating or compliance costs. In addition, certain competitors may be able to operate with little or no rental expense and sometimes do not comply or are not required to comply with the same health, safety and operational regulations with which we comply. Therefore, we may be unable to continue to compete successfully against current and future competitors.
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

Governmental child care benefit programs could reduce the demand for our services.
National, state or local child care benefit programs comprised primarily of subsidies in the form of tax credits or other direct government financial aid to parents provide us opportunities for expansion in additional markets. However, a broad-based benefit with governmentally mandated or funded child care or preschool, could reduce the demand for early care services at our existing early education and child care centers due to the availability of lower cost care alternatives, or could place downward pressure on the tuition and fees we charge, which could adversely affect our revenues and results of operations. Additionally, changes in government support programs in our international jurisdictions, such as the reduction of government-funded tuition subsidies, could reduce the demand for our services in these markets, adversely impacting our results of operations.
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
Our early education and child care centers, back-up care, and educational advisory services are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other areas, the adequacy of buildings and equipment, licensed capacity, teacher-to-child ratios, educational qualifications and training of staff, record keeping, dietary program, daily curriculum, hiring practices, and compliance with changes in federal and local labor laws and regulations, health and safety standards and requirements, and data privacy statutes. In addition to costs associated with compliance of licensing requirements and changing laws and regulations, failure to comply with applicable regulations and requirements could subject us to governmental sanctions, which can include fines, corrective orders, probation or, in more serious cases, suspension or revocation of one or more of our child care centers’ licenses to operate, and require significant expenditures to bring those centers into compliance.

Our tax rate is dependent on a number of factors, a change in any of which could impact our future tax rates and net income.
As a global company, we are subject to income and other taxes in the United States and foreign jurisdictions, and our future tax rates and operations may be adversely affected by a number of factors, including: changes in tax rates, tax laws or the interpretation of such tax laws in the various jurisdictions in which we operate; changes in the estimated realization of our deferred tax assets and settlement of our deferred tax liabilities; changes in the jurisdictions in which profits are determined to be earned and taxed; incremental taxes upon repatriation of non-U.S. earnings; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Deductions associated with stock-based compensation may not be realized as a result of decreases in our stock price. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods and any increases in income tax rates or changes in income tax laws could have a material adverse impact on our financial results.
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
We are also subject to inherent risks attributed to operating in a global economy. As of December 31, 2022, we had 435 centers located in four foreign countries - the United Kingdom, the Netherlands, Australia and India. If the international markets in which we compete are affected by changes in political, social, legal, economic, or other factors, such as the economic and political uncertainty following the United Kingdom’s exit from the European Union (“Brexit”), the global economic impact from the COVID-19 pandemic, and adverse global economic conditions, including slower growth or recession, higher interest rates, and foreign currency exchange rate fluctuations, our business and operating results may be materially and adversely affected. Our international operations may subject us to additional risks that differ in each country in which we operate and such risks may negatively affect our results. The factors impacting the international markets in which we operate may include changes in laws and regulations affecting the operation of child care centers, parent or tuition subsidies or other government financial support, the imposition of restrictions on currency conversion or the transfer of funds, or increases in the taxes paid and other changes in applicable tax laws.
Our business is exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
As a multinational company, we conduct our business in a variety of markets and are therefore subject to market risk for changes in foreign currency exchange rates. Instability in European financial markets or other events, such as the economic uncertainty resulting from Brexit, the impact from the COVID-19 pandemic, and adverse global economic conditions, including inflation, slower growth or recession, and higher interest rates, could cause fluctuations in exchange rates that may adversely affect our revenues and net earnings. Approximately 26% of our revenue was generated outside the United States in 2022. While most of our revenues, costs and debts are denominated in U.S. dollars, revenues and costs from our operations outside of the United States are denominated in the currency of the country in which the services are provided, and these currencies could become less valuable as a result of exchange rate fluctuations. Such changes in foreign currency exchange rates could materially and adversely affect our business and operating results.

Market Related Risks
We cannot guarantee that we will repurchase our common stock pursuant to our stock repurchase program or that our stock repurchase program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
On December 16, 2021, our board of directors authorized a share repurchase program under which up to $400 million of our outstanding common stock may be repurchased, of which $198.3 million remained available as of December 31, 2022. The share repurchase program replaced and canceled the prior $300 million authorization announced in June 2018, of which approximately $0.2 million remained available as of the termination date. Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Stock may be purchased from time to time, in the open market at prevailing market prices, in private transactions, under Rule 10b5-1 plans, or by other means, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. The existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock and short-term stock price fluctuations could reduce the program’s effectiveness.
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
•impact from cyber events;
•changes in business activity or the economy;
•terrorist acts, acts of war, or periods of widespread civil unrest;
•pandemics, natural disasters and other calamities, including the COVID-19 pandemic; and
•changes in general market and economic conditions.
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
The exclusive forum provision in our certificate of incorporation does not apply to claims brought pursuant to United States federal securities laws, including the Exchange Act or the Securities Act of 1933, as amended. The exclusive forum provision in our certificate of incorporation will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Newton, Massachusetts, where we lease approximately 110,000 square feet of office space. We also lease approximately 50,000 square feet for our contact center in Broomfield, Colorado, as well as spaces for regional administrative offices, including locations in Rushden and London in the United Kingdom, Amsterdam in the Netherlands, and St. Leonards in Australia. We also lease a number of early education and child care centers in the geographies in which we operate. We do not consider any of our properties, including our corporate headquarters, to be material to our operations.
As of December 31, 2022, we operated 1,078 early education and child care centers across the United States, and in the United Kingdom, the Netherlands, Australia and India, of which 116 were owned, with the remaining centers being operated under operating leases or service agreements. Leases typically have initial terms ranging from 10 to 15 years, generally with renewal options.

The following table summarizes the locations of our early education and child care centers as of December 31, 2022:

Location	Number of Centers
United States	643
United Kingdom	290
Australia	75
Netherlands	69
India	1
1,078
We believe that our properties are generally in good condition, are adequate for our operations, and meet or exceed the regulatory requirements for health, safety and child care licensing established by the governments where they are located.
Item 3. Legal Proceedings
We are, from time to time, subject to claims, suits, and matters arising in the ordinary course of business. Such claims have in the past generally been covered by insurance, but there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims or matters brought against us. We believe the resolution of such legal matters will not have a material adverse effect on our financial position, results of operations, or cash flows, although we cannot predict the ultimate outcome of any such actions. Refer to Note 20, Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.
Item 4. Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
Set forth below is certain information about our executive officers. Ages are as of December 31, 2022.
Stephen H. Kramer, age 52, has served as Chief Executive Officer and a director of the Company since January 2018 and as President of the Company since January 2016. Mr. Kramer served as the Chief Development Officer from January 2014 until January 2016 and as Senior Vice President, Strategic Growth & Global Operations from January 2010 until December 2013. He served as Managing Director, Europe from January 2008 until December 2009. He joined Bright Horizons in September 2006 through the acquisition of College Coach, which he co-founded and led for eight years.
Elizabeth J. Boland, age 63, has served as Chief Financial Officer of the Company since June 1999. Ms. Boland joined Bright Horizons in September 1997 and served as Chief Financial Officer and, subsequent to the merger between Bright Horizons and Corporate Family Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. She served as Treasurer from October 2016 until September 2020. Prior to joining Bright Horizons, Ms. Boland served as Chief Financial Officer and Vice President-Finance at various companies. From 1981 to 1990, Ms. Boland worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager. Ms. Boland has served as a member of the Board and Audit Committee of The Children’s Place, Inc. (Nasdaq: PLCE) since May 2019.
Mary Lou Burke Afonso, age 58, has served as Chief Operating Officer, North America Center Operations of the Company since January 2016 and is a 25-year veteran of the Company. Ms. Burke Afonso served as the Company’s Executive Vice President of North America Center Operations from January 2014 until December 2015 and, from January 2005 to December 2013, she served as Senior Vice President, Client Relations. Throughout her tenure, she has also held other leadership positions in Finance, Center Operations, Business Operations, Client Relations, and College Coach.  Prior to joining Bright Horizons in 1995, Ms. Burke Afonso served as the controller for BOSE Corporation in France and worked on the audit staff at Price Waterhouse, LLP in Boston.
John G. Casagrande, age 64, has served as General Counsel of the Company since January 2010 and as Secretary since December 2019. Mr. Casagrande joined Bright Horizons in 2005 as Senior Counsel, Special Projects through the Company’s acquisition of ChildrenFirst, Inc., where he served as its legal counsel for eight years. Mr. Casagrande was employed as an Associate at Palmer and Dodge LLP from 1987 through 1995.

Mandy Berman, age 52, has served as Chief Operating Officer, Back-up Care and Emerging Care Services since February 2023. Prior to re-joining the Company, Ms. Berman served as Chief Operating Officer of Marathon Health, a leading provider of employer-sponsored health centers nationwide, from September 2020 to January 2023, and Chief Operating Officer of 42 North Dental, a New England-based dental support organization, from March 2019 to August 2020. Previously, Ms. Berman served as Executive Vice President and Chief Administrative Officer of the Company from January 2016 to February 2019 when she was responsible for Back-up Care, IT, and client reporting. From January 2014 until December 2015, Ms. Berman served as Executive Vice President, Back-up and Global Operations and, from September 2005 to December 2013, she served as Vice President, Back-up Care Operations and then Senior Vice President, Back-up Care Operations. Ms. Berman first joined the Company through the acquisition of ChildrenFirst, Inc. in 2005. Ms. Berman has served as a member of the Board of HarborOne Bank (NASDAQ: HONE) since 2019.
Ros Marshall, age 63, has served as Managing Director, International since July 2022. Ms. Marshall joined the Company as Managing Director, United Kingdom in January 2020. Prior to joining the Company, Ms. Marshall was the Chief Executive Officer of Taaleem from 2013 to 2019, the second largest international school group in the United Arab Emirates. From 2010 to 2013, Ms. Marshall served as Chief Executive Officer of Kidsunlimited Group Limited, which was acquired by Bright Horizons in 2013. From 2012 to 2018, Ms. Marshall served as Trustee of the British Council, and was awarded an OBE in 2021 for services to Education, the British Council, and the National Children's Orchestra of Great Britain.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
Our common stock is listed on the NYSE under the ticker symbol “BFAM”.
As of February 15, 2023, there were 21 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1) (d)
October 1, 2022 - October 31, 2022	—	$—	—	$198,290
November 1, 2022 - November 30, 2022	—	$—	—	$198,290
December 1, 2022 - December 31, 2022	—	$—	—	$198,290
	—		—
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
Equity Compensation Plans
The following table provides information as of December 31, 2022 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,661,880	$103.11	1,536,367
Equity compensation plans not approved by security holders	—	—	—
Total	2,661,880	$103.11	1,536,367
(1) The number of securities includes 398,522 shares that may be issued upon the settlement of restricted stock units and performance stock units. The restricted stock units and performance stock units are excluded from the weighted average exercise price calculation.

Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the total return to stockholders of our common stock for the past five years through December 31, 2022, relative to the total return of the following:
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

$300
$250
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Bright Horizons Family Solutions Inc.
NYSE Composite Index
Russell Midcap Growth Index

	Years ended December 31,
	2017	2018	2019	2020	2021	2022
Bright Horizons Family Solutions Inc.	$100.00	$118.55	$159.84	$183.96	$133.85	$67.08
NYSE Composite Index	$100.00	$91.21	$114.69	$122.70	$148.07	$134.22
Russell Midcap Growth Index	$100.00	$95.25	$129.03	$174.95	$197.22	$144.52
Note: Underlying data provided by Zacks Investment Research, Inc.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses our results of operations for Fiscal 2022 and Fiscal 2021 and provides comparisons between such fiscal years. For discussion and comparison of Fiscal 2021 and Fiscal 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2021, filed with the SEC on February 25, 2022.
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
At December 31, 2022, we operated 1,078 early education and child care centers, consisting of 643 centers in North America and 435 centers internationally. We have the capacity to serve approximately 120,000 children and their families in the United States, the United Kingdom, the Netherlands, Australia and India. We seek to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence. At December 31, 2022, 99% of our early education and child care centers were open.
At December 31, 2022, we had more than 1,400 client relationships with employers across a diverse array of industries, including more than 215 Fortune 500 companies. At December 31, 2022, we managed child care centers on behalf of single employers in the following industries and also managed lease/consortium locations in approximately the following proportions:

	Percentage of Centers
Classification	North America	International
Employer locations:
Healthcare and Pharmaceuticals	20.0%	2.0%
Government and Higher Education	12.5	4.0
Financial Services	7.5	2.0
Consumer	7.5	—
Professional Services and Other	5.0	—
Technology	5.0	1.0
Industrial/Manufacturing	2.5	1.0
	60.0	10.0
Lease/consortium locations	40.0	90.0
	100.0%	100.0%

Our reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services. Full service center-based child care includes traditional center-based early education and child care, preschool and elementary education. Back-up care consists of center-based back-up child care, in-home care for children and adult/elder dependents, school age camps, virtual tutoring, pet care and self-sourced reimbursed care. Educational advisory and other services includes tuition assistance and student loan repayment program management, workforce education, related educational advising, college advisory services, and Sittercity, an online marketplace for families and caregivers. Additional information about our operations, structure and services is included in “Business — Our Operations” in Item 1 of this Annual Report on Form 10-K. Additional segment information is included in Note 18, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Since March 2020, our global operations have been significantly impacted by the COVID-19 pandemic and the measures undertaken in response thereto. During the early stages of the pandemic, most of our child care centers were temporarily closed. We responded by quickly adapting to the changing environment and focusing on health and safety, supporting clients and their essential frontline workers and pivoting to expand back-up care solutions for clients and employees to meet the surge in need and demand. Nearly all of our centers have subsequently re-opened and we continue to see year-over-year enrollment growth as centers re-ramp. During the year ended December 31, 2022, we also saw solid growth in back-up care and educational advisory and other services as we delivered a record number of care sessions and supported more adult learners in their pursuit of higher education. Additionally, on July 1, 2022, we expanded our footprint into Australia with the acquisition of Only About Children (“OAC”), a high-quality operator of approximately 75 early education and child care centers.
While we continue to see year-over-year growth and progress, we are still navigating through a dynamic operating environment that is recovering from the COVID-19 pandemic and the resulting impact on workplace and work-from-home policies and disrupted staff availability, and is also being impacted by the effects of current macroeconomic conditions.
We continue to monitor and respond to the changing conditions, challenges and disruptions resulting from the COVID-19 pandemic, and the changing needs of clients, families and children. We remain focused on our strategic priorities to deliver high quality education and care services, connect across our service lines, extend our impact on new customers and clients, and preserve our strong culture. We have executed a number of strategic actions to strengthen our client partnerships and our employee value proposition to better position us as the service provider and employer of choice in our industry. As the early education industry continues to be impacted by a challenging labor market, we continue to invest in our employees and build on what makes us an employer of choice. We have enhanced compensation and expanded employee benefits, enhanced our mental health and wellness resources, and continue to champion for early educators through our Horizons Teacher Degree Program, where our employees can earn an associate or bachelor's degree in early childhood education at no-cost.
As we continue to recover from the impact of the pandemic, we remain committed to serving the needs of families, clients and our employees. We are confident in our value proposition, business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing market conditions. Our ability to fully return to the operating income levels at which we operated prior to COVID-19, and to continue to increase operating income in the future, will depend upon our ability to continue to regain and sustain the following characteristics of our business and our strategic growth priorities:
•maintenance and incremental growth of enrollment in our mature and ramping centers, and cost management in response to changes in enrollment in our centers;
•attraction and retention of qualified early childhood educators to meet the enrollment demand;
•effective pricing strategies, including tuition increases that correlate with expected increases in personnel costs, including wages and benefits, and additional pricing actions to accommodate higher operating costs and the impact of persistent inflation;
•additional growth in expanded service offerings and cross-selling of services to clients;
•additional growth in the number of back-up care uses and care use types;
•successful identification and integration of acquisitions and transitions of management of centers; and,
•successful management and improvement of underperforming centers.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022		2021

	(In thousands, except percentages)
Revenue	$2,020,487	100.0%	$1,755,307	100.0%
Cost of services	1,541,834	76.3%	1,340,296	76.4%
Gross profit	478,653	23.7%	415,011	23.6%
Selling, general and administrative expenses	289,156	14.3%	256,821	14.6%
Amortization of intangible assets	31,912	1.6%	29,172	1.6%
Income from operations	157,585	7.8%	129,018	7.4%
Loss on foreign currency forward contracts	(5,917)	(0.3)%	—	—%
Loss on extinguishment of debt	—	—%	(2,571)	(0.2)%
Interest expense — net	(39,486)	(1.9)%	(36,099)	(2.1)%
Income before income tax	112,182	5.6%	90,348	5.1%
Income tax expense	(31,541)	(1.6)%	(19,889)	(1.1)%
Net income	$80,641	4.0%	$70,459	4.0%

Adjusted EBITDA (1)	$316,994	15.7%	$272,068	15.5%
Adjusted income from operations (1)	$182,741	9.0%	$140,178	8.0%
Adjusted net income (1)	$152,199	7.5%	$121,396	6.9%
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
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Revenue. Revenue increased by $265.2 million, or 15%, to $2.0 billion for the year ended December 31, 2022 from $1.8 billion for the prior year. The following table summarizes the revenue and percentage of total revenue for each of our segments for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022		2021		Change 2022 vs 2021

	(in thousands, except percentages)
Full service center-based child care	$1,493,758	73.9%	$1,297,208	73.9%	$196,550	15.2%
Tuition	1,345,599	90.1%	1,145,723	88.3%	199,876	17.4%
Management fees and operating subsidies	148,159	9.9%	151,485	11.7%	(3,326)	(2.2)%
Back-up care	409,554	20.3%	351,103	20.0%	58,451	16.6%
Educational advisory and other services	117,175	5.8%	106,996	6.1%	10,179	9.5%
Total revenue	$2,020,487	100.0%	$1,755,307	100.0%	$265,180	15.1%

Revenue generated by the full service center-based child care segment in the year ended December 31, 2022 increased by $196.6 million, or 15%, when compared to the prior year. Revenue growth in this segment was attributable to enrollment increases in our open centers and the re-opening of our temporarily closed centers, as well as the acquisition of approximately 75 child care centers in Australia in the third quarter of 2022. Tuition revenue increased by $199.9 million, or 17%, when compared to the prior year, on a 15% increase in enrollment and revenue contributions from OAC of $71.5 million. While center enrollment continues to improve, our centers are operating below pre-COVID-19 enrollment levels as the ongoing labor market challenges have constrained enrollment and slowed the recovery in both the U.S. and International markets. We expect continued revenue improvement throughout 2023. Additionally, during the year ended December 31, 2022, $5.5 million was received from government programs related to tuition support, which has been included in tuition revenue. Lower foreign currency exchange rates for our United Kingdom and Netherlands operations decreased 2022 tuition revenue by approximately $50 million, or 4%, and partially offset our revenue growth. Fluctuations in the foreign currency exchange rates may continue throughout 2023 impacting tuition revenue. Management fees and operating subsidies from employer sponsors decreased $3.3 million, or 2%, due to an increase in the funding received from government support programs, from $16.0 million in 2021 to $31.7 million in 2022, that reduced operating costs in certain employer-sponsored centers, thereby reducing the related operating subsidies. This was partially offset by higher operating subsidies required to support center operations during this re-enrollment phase.
Revenue generated by back-up care services in the year ended December 31, 2022 increased by $58.5 million, or 17%, when compared to the prior year. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based and in-home back-up care from new and existing clients, expanded sales to new clients, and contributions from various other back-up care use types.
Revenue generated by educational advisory and other services in the year ended December 31, 2022 increased by $10.2 million, or 10%, when compared to the prior year. Revenue growth in this segment was primarily attributable to contributions from sales to new clients and increased utilization from existing clients.
Cost of Services. Cost of services increased $201.5 million, or 15%, to $1.5 billion for the year ended December 31, 2022 from $1.3 billion for the prior year.
Cost of services in the full service center-based child care segment increased by $148.8 million, or 13%, to $1.3 billion in the year ended December 31, 2022, when compared to the prior year. The increase in cost of services was primarily associated with increased labor costs as we staff centers to serve current and increasing enrollment in our centers, and the re-opening of our temporarily closed centers throughout the year, as well as the acquisition of OAC, which added approximately 75 child care centers in the third quarter of 2022, and general market inflation. Personnel costs increased 19% primarily in connection with the enrollment growth at our centers, higher average labor costs and the incremental costs associated with the OAC centers. Cost of services also includes impairment costs of $14.1 million in 2022 and $10.6 million in 2021, related to long-lived assets. Funding received from government support programs reduced center operating expenses by $86.8 million in 2022, compared to $50.9 million in 2021. As noted above, a portion of the funding received from government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $31.7 million and $16.0 million in the years ended December 31, 2022 and 2021, respectively.
Cost of services in the back-up care segment increased by $51.1 million, or 30%, to $221.1 million in the year ended December 31, 2022, when compared to the prior year. The increase in cost of services is primarily associated with the shift in use mix as more back-up use was delivered through center-based and in-home back-up care in 2022 compared to more significant use of self-sourced reimbursed care in the prior year. Cost of services in 2022 included higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service delivery.
Cost of services in the educational advisory and other services segment increased by $1.6 million, or 3%, to $51.2 million in the year ended December 31, 2022, when compared to the prior year due to increased personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased by $63.6 million, or 15%, to $478.7 million for the year ended December 31, 2022 from $415.0 million for the prior year. The increase was primarily due to improved margins in the full service center-based child care segment from enrollment increases at open centers and the re-opening of temporarily closed centers. Gross profit margin was 24% of revenue for the year ended December 31, 2022, consistent with the year ended December 31, 2021.
Selling, General and Administrative Expenses (“SGA”). SGA increased $32.3 million, or 13%, to $289.2 million for the year ended December 31, 2022 from $256.8 million for the year ended December 31, 2021, in order to support the business as it continues to re-ramp, including overhead associated with the acquired OAC operations, and associated with the transaction-related costs of $9.2 million incurred in conjunction with the acquisition of OAC. SGA was 14% of revenue for the year ended December 31, 2022, consistent with 2021.

Amortization of Intangible Assets. Amortization expense on intangible assets was $31.9 million for the year ended December 31, 2022, an increase from $29.2 million in the prior year, due to increases from intangible assets acquired in relation to acquisitions completed in 2021 and 2022, partially offset by the use of the accelerated method of amortization for certain intangibles and decreases from intangible assets becoming fully amortized during the period. Refer to Note 6, Goodwill and Intangible Assets, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details.
Income from Operations. Income from operations increased by $28.6 million, or 22%, to $157.6 million for the year ended December 31, 2022 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022		2021		Change 2022 vs 2021

	(In thousands, except percentages)
Full service center-based child care	$12,937	0.9%	$(8,431)	(0.6)%	$21,368	253.4%
Back-up care	118,788	29.0%	115,173	32.8%	3,615	3.1%
Educational advisory and other services	25,860	22.1%	22,276	20.8%	3,584	16.1%
Income from operations	$157,585	7.8%	$129,018	7.4%	$28,567	22.1%
The increase in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $21.4 million, or 253%, for the year ended December 31, 2022, when compared to the same period in 2021 primarily due to increases in tuition revenue from enrollment growth in our open centers and the re-opening of temporarily closed centers, as well as incremental net contributions of $25.7 million from government support programs that primarily reduced certain operating expenses, partially offset by transaction-related costs of $9.2 million incurred in conjunction with the acquisition of OAC, and incremental impairment losses of $3.5 million related to long-lived assets. We expect to receive less government support in 2023 as most of these programs are currently expected to end by September 2023.
•Income from operations for the back-up care segment increased $3.6 million, or 3%, in the year ended December 31, 2022 when compared to the same period in 2021, due to the expanding revenue base from increased sales and utilization, partially offset by higher operating costs as the service delivery mix continues to shift back to pre-COVID-19 levels, with increasing utilization of traditional in-home and center-based back-up care, as well as other use types, and reduced self-sourced reimbursed care compared to the prior year.
•Income from operations for the educational advisory and other services segment increased $3.6 million, or 16%, in the year ended December 31, 2022 when compared to the same period in 2021 due to contributions from the expanding revenue base.
Loss on Foreign Currency Forward Contracts. During the year ended December 31, 2022, in connection with the OAC acquisition in Australia completed on July 1, 2022, we entered into foreign currency forward contracts with a total notional value of approximately AUD$320 million, which included the expected payments for the purchase price and for letters of credit used to guarantee certain lease arrangements, to mitigate the impact of foreign currency fluctuations between signing of the definitive purchase agreement on May 3, 2022 and closing. The cash flows associated with the business combination do not meet the criteria to be designated and accounted for as cash flow hedges and, as such, foreign currency gains and losses are recorded on the consolidated statement of income. During the year ended December 31, 2022, we recognized realized losses of $5.9 million in relation to these forward contracts due to fluctuations in the Australian dollar.
Loss on Extinguishment of Debt. A loss on the extinguishment of debt of $2.6 million was recorded in the year ended December 31, 2021, related to the unamortized original issue cost and deferred financing fees that were written off in connection with the November 2021 debt refinancing. Refer to Note 12, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details.
Net Interest Expense. Net interest expense increased to $39.5 million for the year ended December 31, 2022 from $36.1 million for the year ended December 31, 2021, due to increased borrowings under our revolving credit facility, as well as higher interest rates applicable to those borrowings. Including the effects of cash flow hedges, the weighted average interest rates for the term loans and revolving credit facility were 3.02% and 2.98% for the years ended December 31, 2022 and 2021, respectively. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 4.25% for 2023.

Income Tax Expense. We recorded an income tax expense of $31.5 million during the year ended December 31, 2022, at an effective income tax rate of 28.1%, compared to income tax expense of $19.9 million, at an effective income tax rate of 22.0%, during the prior year. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the effects of excess tax benefits associated with the exercise or expiration of stock options and vesting of restricted stock. Net excess tax benefits reduced income tax expense by $2.0 million in 2022, compared to $7.8 million in 2021, due to lower volume of equity transactions and lower excess tax benefits realized on each transaction in 2022. Refer to Note 15, Stockholders’ Equity and Stock-based Compensation, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details. The effective income tax rate would have approximated 28% and 29% for the years ended December 31, 2022 and 2021, respectively, prior to the inclusion of the net excess tax benefit from stock-based compensation and other discrete items.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $44.9 million, or 17%, and $42.6 million, or 30%, respectively, for the year ended December 31, 2022 over the comparable period in 2021 primarily as a result of the increase in gross profit in the full service center-based child care segment.
Adjusted Net Income. Adjusted net income increased $30.8 million, or 25%, for the year ended December 31, 2022 when compared to the same period in 2021 primarily due to the increase in income from operations, partially offset by a higher effective tax rate.

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

	Years Ended December 31,
	2022	2021

	(In thousands, except share data)
Net income	$80,641	$70,459
Interest expense — net	39,486	36,099
Income tax expense	31,541	19,889
Depreciation	74,230	79,658
Amortization of intangible assets (a)	31,912	29,172
EBITDA	257,810	235,277
Additional adjustments:
COVID-19 related costs and impairments (b)	14,061	10,582
Stock-based compensation expense (c)	28,111	23,060
Other costs (d)	11,095	578
Loss on foreign currency forward contracts (e)	5,917	—
Loss on extinguishment of debt	—	2,571
Total adjustments	59,184	36,791
Adjusted EBITDA	$316,994	$272,068

Income from operations	$157,585	$129,018
COVID-19 related costs and impairments (b)	14,061	10,582
Other costs (d)	11,095	578
Adjusted income from operations	$182,741	$140,178

Net income	$80,641	$70,459
Income tax expense	31,541	19,889
Income before income tax	112,182	90,348
Amortization of intangible assets (a)	31,912	29,172
COVID-19 related costs and impairments (b)	14,061	10,582
Stock-based compensation expense (c)	28,111	23,060
Other costs (d)	11,095	578
Loss on foreign currency forward contracts (e)	5,917	—
Loss on extinguishment of debt	—	2,571
Interest on deferred consideration (f)	2,957	—
Adjusted income before income tax	206,235	156,311
Adjusted income tax expense (g)	(54,036)	(34,915)
Adjusted net income	$152,199	$121,396

Weighted average common shares outstanding — diluted	58,490,652	60,871,399
Diluted adjusted earnings per common share	$2.60	$1.99
(a)Amortization of intangible assets represents amortization expense, including annual amortization expense of approximately $20.0 million associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)COVID-19 related costs and impairments represent impairment costs for long-lived assets as a result of temporary and permanent center closures and decreased operating performance due to the impact of the COVID-19 pandemic on our operations or the recovery therefrom. For the years ended December 31, 2022 and 2021, impairment costs totaled $14.1 million and $10.6 million, respectively, related to the full service center-based child care segment.

(c)Stock-based compensation expense represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(d)Other costs in the year ended December 31, 2022 consist of transaction costs incurred in connection with acquisitions of $9.2 million and costs incurred in relation to a cyber incident of $1.9 million. Other costs in the year ended December 31, 2021 represent transaction costs incurred in connection with acquisitions.
(e)During 2022, we entered into foreign currency forward contracts for the purchase of Australian dollars to satisfy the purchase price of an acquisition completed on July 1, 2022. A loss of $5.9 million resulting from fluctuations in foreign currency rates was recognized in 2022 in relation to these contracts.
(f)Interest on deferred consideration represents the imputed interest on the deferred consideration issued in connection with the July 1, 2022 acquisition of OAC.
(g)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 26% and 22% for the years ended December 31, 2022 and 2021, respectively. The tax rate for 2022 represents a tax rate of approximately 28% applied to the adjusted income before income tax, less the effect of net excess tax benefits related to equity transactions.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, stock-based compensation expense, and at times, non-recurring costs, such as impairment costs and other costs incurred due to the impact of COVID-19, transaction costs, loss on foreign currency forward contracts, loss on extinguishment of debt, and costs incurred and any insurance recoveries received in relation to a cyber incident. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement.
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
•adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt; and,
•although depreciation, amortization and impairments are non-cash charges, the assets being depreciated, amortized and impaired will often have to be replaced in the future; and adjusted EBITDA, adjusted income from operations and adjusted net income do not reflect any cash requirements for such replacements.
Because of these limitations, adjusted EBITDA, adjusted income from operations, and adjusted net income should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory and other services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $36.2 million in cash ($51.9 million including restricted cash) at December 31, 2022, of which $22.4 million was held in foreign jurisdictions, compared to $261.0 million in cash ($265.3 million including restricted cash) at December 31, 2021, of which $25.8 million was held in foreign jurisdictions. Operations outside of North America accounted for 26% of our consolidated revenue for the years ended December 31, 2022 and 2021. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the years ended December 31, 2022 and 2021.
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
Our revolving credit facility is part of our senior secured credit facilities, which consist of secured term loans and a $400 million revolving credit facility. At December 31, 2022 and 2021, $310.8 million and $400 million of the revolving credit facility was available for borrowing, respectively. On November 23, 2021, the Company amended its existing senior secured credit facilities to refinance the existing secured term loan facility with a new term loan B facility of $600 million and a new term loan A facility of $400 million. Proceeds of $1 billion from the new term loans, together with cash on hand, were used to repay $1.03 billion in outstanding term loans and related fees and expenses. Refer to Note 12, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on our senior secured credit facilities.
We had a working capital deficit of $438.6 million and $81.9 million at December 31, 2022 and December 31, 2021, respectively. Our working capital deficit in 2022 has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, deferred consideration issued in relation to an acquisition and from share repurchases. We anticipate that our cash flows from operating activities will continue to be impacted while our center operating performance ramps enrollment. As we focus on the enrollment and ramping of centers, we continue to prioritize investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt.
During the years ended December 31, 2022 and 2021, we participated in government support programs that were enacted in response to the economic impact of the COVID-19 pandemic, including certain tax deferrals, tax credits and Federal block grant funding in the United States. We expect to receive less government support in 2023 as most of these programs are currently expected to end by September 30, 2023. During the years ended December 31, 2022 and 2021, $86.8 million and $50.9 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $31.7 million and $16.0 million, respectively, reduced the operating subsidy revenue from employers for the related child care centers. Additionally, during the year ended December 31, 2022, amounts received for tuition support of $5.5 million were recorded to revenue. As of December 31, 2022 and 2021, $1.2 million and $3.3 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs. As of December 31, 2022 and 2021, $4.6 million and $3.9 million, respectively, was recorded to other current liabilities related to government support received related to future periods, and as of December 31, 2021, payroll tax deferrals of $7.0 million were recorded in accounts payable and accrued expenses on the consolidated balance sheet. As of December 31, 2022, the Company did not have payroll tax deferrals remaining.
As of December 31, 2022, we had $904.5 million in lease liabilities, $94.1 million of which is short term in nature. Refer to Note 4, Leases, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on leases, including the maturity of the contractual obligations related to our lease liabilities.
The board of directors authorized a share repurchase program of up to $400 million of our outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date and replaced the prior June 2018 authorization, of which $0.2 million remained available thereunder. During the year ended December 31, 2022, we repurchased 2.0 million shares for $182.3 million, and at December 31, 2022, $198.3 million remained available under the repurchase program. During the year ended December 31, 2021, we repurchased 1.6 million shares for $214.1 million. All repurchased shares have been retired.

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

Cash Flows	Years Ended December 31,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$188,471	$227,253
Net cash used in investing activities	$(278,049)	$(117,389)
Net cash used in financing activities	$(121,338)	$(230,030)
Cash, cash equivalents and restricted cash — beginning of year	$265,281	$388,465
Cash, cash equivalents and restricted cash — end of year	$51,894	$265,281
Cash Provided by Operating Activities
Cash provided by operating activities was $188.5 million for the year ended December 31, 2022, compared to $227.3 million for 2021. The decrease in cash provided by operations relates to lower cash provided by working capital arising from the timing of billings and payments when compared to the prior year and the payment of $5.4 million in contingent consideration during the year ended December 31, 2022, partially offset by the increase in net income of $10.2 million.
Cash Used in Investing Activities
Cash used in investing activities was $278.0 million for the year ended December 31, 2022 compared to $117.4 million for the prior year, an increase of $160.6 million. The increase in cash used in investing activities was primarily related to acquisitions when compared to the prior year. During the year ended December 31, 2022, we used $210.4 million to acquire the outstanding shares of OAC, an operator of approximately 75 child care centers in Australia, and to acquire three additional centers. During the year ended December 31, 2021, we used $53.9 million to acquire 18 centers as well as a camp and back-up care provider in five acquisitions.
During the year ended December 31, 2022, we invested an additional $2.3 million in fixed assets, offset by a decrease of $4.1 million in cash used to purchase debt securities and other investments when compared to the prior year. Additionally, during the year ended December 31, 2022, we used $5.9 million in cash to settle foreign currency arrangements, which did not occur in the prior year. We entered into foreign currency forward contracts in 2022 in advance of the acquisition completed on July 1, 2022 in Australia.
We expect that in 2023 we will continue to spend on fixed asset additions related to new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology and equipment. As part of our growth strategy, we also expect to continue to make selective acquisitions.
Cash Used in Financing Activities
Cash used in financing activities was $121.3 million for the year ended December 31, 2022 compared to cash used in financing activities of $230.0 million in 2021. The change in financing activities was primarily related to net borrowings on our revolving credit facility of $84.0 million during the year ended December 31, 2022, compared to no borrowings under our revolving credit facility in the year ended December 31, 2021. Additionally, we had $31.3 million less in share repurchases during the year ended December 31, 2022 compared to the prior year, offset by a decrease in proceeds from the exercise of stock options and the issuance and sale of restricted stock, and amounts paid for contingent consideration.

Debt
Our senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”), a $400 million term loan A facility (“term loan A”), and a $400 million multi-currency revolving credit facility. Long term debt obligations were as follows:

	December 31,
	2022	2021

	(In thousands)
Term loan B	$594,000	$600,000
Term loan A	390,000	400,000
Deferred financing costs and original issue discount	(6,419)	(7,604)
Total debt	977,581	992,396
Less current maturities	(16,000)	(16,000)
Long-term debt	$961,581	$976,396
On November 23, 2021, the Company amended its existing senior secured credit facilities to refinance the existing secured term loan facility with a new term loan B facility of $600 million and a new term loan A facility of $400 million, collectively the “term loan facilities” or “term loans.” Proceeds of $1 billion from the new term loans, together with cash on hand, were used to repay $1.03 billion in outstanding term loans and related fees and expenses. The terms of the existing $400 million multi-currency revolving credit facility (“revolving credit facility”) were not modified in the November 2021 amendment.
On December 21, 2022, the Company amended its existing senior secured credit facilities to replace the LIBOR-based benchmark rate with a term SOFR benchmark rate. This amendment did not alter the applicable interest rate margins in effect prior to the change.
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
The revolving credit facility matures on May 26, 2026. There were $84.0 million in borrowings outstanding on the revolving credit facility at December 31, 2022. There were no borrowings outstanding on the revolving credit facility at December 31, 2021.
Borrowings under the credit agreement are subject to variable interest. We mitigate our interest rate exposure with interest rate cap agreements. On December 21, 2022, the Company amended its existing interest rate cap agreements in conjunction with the amendment to its senior secured credit facilities, and replaced the one-month LIBOR rate with the one-month term SOFR rate. In June 2020, we entered into interest rate cap agreements with a total notional value of $800 million to provide us with interest rate protection in the event the one-month LIBOR rate increases above 1% (effective December 30, 2022, one-month term SOFR rate increases above 0.9%). Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have an effective date of October 29, 2021 and expire on October 31, 2023. In December 2021, we entered into additional interest rate cap agreements with a total notional value of $900 million. Interest rate cap agreements for $600 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 2.5% (effective December 30, 2022, one-month term SOFR rate increases above 2.4%). Interest rate cap agreements for $300 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 3.0% (effective December 30, 2022, one-month term SOFR rate increases above 2.9%).
The weighted average interest rate for the term loans and revolving credit facility was 3.02%, and 2.98% for the years ended December 31, 2022 and 2021, respectively, including the impact of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 4.25% for 2023. Based on the interest rates in effect as of December 31, 2022, interest payments on the outstanding principal balance of the term loans, including commitment fees on the revolving credit facility, are estimated at $57 million annually. However, actual interest paid may be different from these estimates based on changes in the market.

The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at December 31, 2022. Refer to Note 12, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
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
Our revenue recognition policy generally does not have significant judgments or estimates that significantly affect the determination of the amount, the allocation of the transaction price to performance obligations, or timing of revenue from contracts with customers. The nature of our services does not require significant judgment or estimates to determine when control transfers to the customer. Based on past practices and customer specific circumstances, we occasionally may grant concessions that impact the total transaction price. If the transaction price may be subject to adjustment, significant judgment may be required to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur. As of December 31, 2022 and 2021, there were no material estimates related to the constraint of cumulative revenue recognized.
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
Back-Up Care Services
Back-up care services consist of center-based back-up child care, in-home child and adult/elder dependent care, school-age camps, virtual tutoring, pet care and self-sourced reimbursed care. We provide back-up care services through our early education and child care centers, school-age camps and in-home caregivers, as well as through the back-up care network and through other providers. Our back-up care offers access to a contracted network of in-home service agencies and center-based providers in locations where we do not otherwise have in-home caregivers or centers with available capacity, to a network of tutoring service providers and third-party pet care providers. Self-sourced reimbursed care is a reimbursement program available to employer sponsors when other care solutions are not available, to provide payments to their employees to assist with the cost of self-sourced dependent care.
Back-up care revenue is primarily comprised of fixed and variable consideration paid by employer sponsors, and, to a lesser extent, co-payments collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for back-up care services are typically determined based on the number of back-up uses purchased, which may be fixed based on a specified number of uses or variable fees paid per use, and are generally billed monthly as services are rendered or in advance. Revenue for back-up care services is recognized over time as the services are performed and is recognized in the month the back-up services are provided. Allocation of the consideration earned as the service is performed is consistent with the overall allocation objective. Revenue for self-sourced reimbursed care and pet care is based on a fee earned for each transaction processed and is recorded on a net basis as we are acting as an agent, and is recognized in the month the transactions are processed.
Educational Advisory and Other Services
Our educational advisory services consist of tuition assistance and student loan repayment program management, workforce education, and related educational consulting services (“EdAssist”), and college advisory services (“College Coach”). Educational advisory services revenue is primarily comprised of fixed and variable fees paid by employer clients for program management, coaching, and subscription of content, and, to a lesser extent, retail fees collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for educational advisory services are determined based on the expected number of program participants and the services selected, and are generally billed in advance. Revenue for EdAssist is recognized on a straight-line basis using the time-elapsed method over the contract term with additional charges recognized in the month the additional services are provided consistent with the overall allocation objective. Additionally, revenue for tuition assistance and student loan repayments is based on a fee earned for each payment processed and is recorded on a net basis as we are acting as the agent for the processing of the payment from clients to their employees, and is recognized in the month the payments are processed. Revenue for College Coach is recognized over the contract term as college advisory services are provided and customers receive the benefit.

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
During the year ended December 31, 2022, we recorded impairment charges for long-lived assets of $14.1 million related to fixed assets and operating lease right-of-use assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures relate to foreign currency exchange rate risk and interest rate risk.
Foreign Currency Risk
Our exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom, the Netherlands, Australia, and India. We have not used financial derivative instruments to hedge foreign currency exchange rate risks associated with operations at our foreign subsidiaries.
The assets and liabilities of our subsidiaries in the United Kingdom, the Netherlands, Australia, and India, whose functional currencies are the British pound, Euro, Australian dollar and Indian rupee, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, our consolidated income before income tax would have decreased by approximately $1.9 million for 2022.
Interest Rate Risk
Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our revolving credit facility and term loan facilities that are subject to variable interest rates, and on our investments in marketable debt securities.
We mitigate our interest rate exposure with interest rate cap agreements. On December 21, 2022, the Company amended its existing interest rate cap agreements in conjunction with the amendment to its senior secured credit facilities, and replaced the one-month LIBOR rate with the one-month term SOFR rate.
In June 2020, we entered into interest rate cap agreements with a total notional value of $800 million, designated and accounted for as cash flow hedges from inception, to provide us with interest rate protection in the event the one-month LIBOR rate increases above 1% (effective December 30, 2022, one-month term SOFR rate increases above 0.9%). Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have a forward starting effective date of October 29, 2021 and expire on October 31, 2023.
In December 2021, we entered into additional interest rate cap agreements with a total notional value of $900 million, which are designated and accounted for as cash flow hedges from inception. Interest rate cap agreements for $600 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide us with interest rate protection in the event the one-month LIBOR rate increases above 2.5% (effective December 30, 2022, one-month term SOFR rate increases above 2.4%). Interest rate cap agreements for $300 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide us with interest rate protection in the event the one-month LIBOR rate increases above 3.0% (effective December 30, 2022, one-month term SOFR rate increases above 2.9%).
At December 31, 2022, we had borrowings outstanding of $984.0 million under our term loan facilities and of $84.0 million under our revolving credit facility, which were subject to a weighted average interest rate of 3.02% during the year then ended December 31, 2022, including the impact of the interest rate cap agreements.
Based on the borrowings outstanding under the senior secured credit facilities during 2022, we estimate that had the average interest rate on our borrowings increased by 100 basis points in 2022, our interest expense for the year would have increased by approximately $4.1 million, including the impact of the interest rate hedge agreements.
These estimates assume the interest rate of each variable rate borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings subject to variable interest rates at that time. Therefore, the estimated increase in interest expense as calculated above may not be indicative of future expenses. As of December 31, 2022, the fair value of our interest rate cap agreements was an asset of $54.1 million, with $25.5 million included in prepaid expenses and other current assets and $28.6 million in other assets on the consolidated balance sheet.

During the year ended December 31, 2022, our wholly-owned captive insurance entity purchased and sold marketable debt securities, which were classified as available-for-sale. As of December 31, 2022, the fair value of the available-for-sale debt securities was $29.6 million, with $17.7 million included in prepaid expenses and other current assets and $11.9 million in other assets on the consolidated balance sheet. Our investments in debt securities primarily consist of U.S. Treasury and U.S. government agency securities that carry a fixed coupon rate, as well as certificate of deposits, and treasury bills with maturities greater than three months. As of December 31, 2022, a hypothetical increase in interest rates of 100 basis points would not have a material adverse impact on the fair value of our investment portfolio. Any unrealized gains or losses are recorded in accumulated other comprehensive loss and are realized if the debt securities are sold prior to maturity.
We may enter into additional derivatives or other market risk sensitive instruments in the future for the purpose of hedging or for other purposes. Refer to Note 12, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on derivative financial instruments.

Item 8. Financial Statements and Supplementary Data
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Bright Horizons Family Solutions Inc.
Newton, Massachusetts
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company provides center-based early education and child care, back-up child and adult/elder care, tuition assistance and student loan repayment program management, educational advisory services, and other support services for employers and families. The Company generates revenue from services based on the consideration specified in contracts with customers, which primarily consist of employer sponsors and parents. The Company recognizes revenue when a performance obligation is satisfied by transferring control of the promised services to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. A performance obligation is a promise in a contract to transfer a distinct service to the customer. Revenue is primarily recognized over time as control of the service is transferred to the customer.
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
February 28, 2023
We have served as the Company’s auditor since 2005.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,224	$260,980
Accounts receivable — net of allowance for credit losses of $2,947 and $3,006 at December 31, 2022 and 2021, respectively	217,170	210,971
Prepaid expenses and other current assets	94,316	68,320
Total current assets	347,710	540,271
Fixed assets — net	571,471	598,134
Goodwill	1,727,852	1,481,725
Other intangible assets — net	245,574	251,032
Operating lease right-of-use assets	801,626	696,425
Other assets	104,636	72,460
Total assets	$3,798,869	$3,640,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,000	$16,000
Borrowings under revolving credit facility	84,000	—
Accounts payable and accrued expenses	230,634	197,366
Current portion of operating lease liabilities	94,092	87,341
Deferred revenue	222,994	258,438
Other current liabilities	138,574	63,030
Total current liabilities	786,294	622,175
Long-term debt — net	961,581	976,396
Operating lease liabilities	810,403	703,911
Other long-term liabilities	100,466	100,091
Deferred revenue	8,933	9,689
Deferred income taxes	50,739	48,509
Total liabilities	2,718,416	2,460,771
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,531,130 and 59,305,160 shares issued and outstanding at December 31, 2022 and 2021, respectively	58	59
Additional paid-in capital	599,422	745,615
Accumulated other comprehensive loss	(70,629)	(37,359)
Retained earnings	551,602	470,961
Total stockholders’ equity	1,080,453	1,179,276
Total liabilities and stockholders’ equity	$3,798,869	$3,640,047
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2022	2021	2020

	(In thousands, except share data)
Revenue	$2,020,487	$1,755,307	$1,515,093
Cost of services	1,541,834	1,340,296	1,210,544
Gross profit	478,653	415,011	304,549
Selling, general and administrative expenses	289,156	256,821	219,563
Amortization of intangible assets	31,912	29,172	31,652
Income from operations	157,585	129,018	53,334
Loss on foreign currency forward contracts	(5,917)	—	—
Loss on extinguishment of debt	—	(2,571)	—
Interest expense — net	(39,486)	(36,099)	(37,682)
Income before income tax	112,182	90,348	15,652
Income tax benefit (expense)	(31,541)	(19,889)	11,340
Net income	$80,641	$70,459	$26,992

Earnings per common share:
Common stock — basic	$1.38	$1.16	$0.45
Common stock — diluted	$1.37	$1.15	$0.45
Weighted average common shares outstanding:
Common stock — basic	58,344,817	60,312,690	59,533,104
Common stock — diluted	58,490,652	60,871,399	60,309,985
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2022	2021	2020

	(In thousands)
Net income	$80,641	$70,459	$26,992
Other comprehensive income (loss):
Foreign currency translation adjustments	(67,065)	(15,741)	25,503
Unrealized gain (loss) on cash flow hedges and investments, net of tax	33,795	5,451	(2,241)
Total other comprehensive income (loss)	(33,270)	(10,290)	23,262
Comprehensive income	$47,371	$60,169	$50,254
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2020	57,884,020	$58	$648,031	$—	$(50,331)	$373,510	$971,268
Issuance of common stock	2,138,580	2	249,788				249,790
Stock-based compensation expense			20,996				20,996
Issuance of common stock under the Equity Incentive Plan	758,309	1	35,869				35,870
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(83,428)	—	(12,173)				(12,173)
Purchase of treasury stock				(32,208)			(32,208)
Retirement of treasury stock	(231,313)	(1)	(32,207)	32,208			—
Other comprehensive income					23,262		23,262
Net income						26,992	26,992
Balance at December 31, 2020	60,466,168	60	910,304	—	(27,069)	400,502	1,283,797
Stock-based compensation expense			23,060				23,060
Issuance of common stock under the Equity Incentive Plan	534,729	1	34,969				34,970
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(55,985)	—	(8,662)				(8,662)
Purchase of treasury stock				(214,058)			(214,058)
Retirement of treasury stock	(1,639,752)	(2)	(214,056)	214,058			—
Other comprehensive loss					(10,290)		(10,290)
Net income						70,459	70,459
Balance at December 31, 2021	59,305,160	59	745,615	—	(37,359)	470,961	1,179,276
Stock-based compensation expense			28,111				28,111
Issuance of common stock under the Equity Incentive Plan	269,729	1	14,174				14,175
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(57,613)	—	(6,138)				(6,138)
Purchase of treasury stock				(182,342)			(182,342)
Retirement of treasury stock	(1,986,146)	(2)	(182,340)	182,342			—
Other comprehensive loss					(33,270)		(33,270)
Net income						80,641	80,641
Balance at December 31, 2022	57,531,130	$58	$599,422	$—	$(70,629)	$551,602	$1,080,453
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021	2020

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,641	$70,459	$26,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,142	108,830	111,662
Amortization of original issue discount and deferred financing costs, and other non-cash items	2,114	2,363	3,400
Impairment losses	14,061	10,582	28,355
Loss on extinguishment of debt	—	2,571	—
Loss on foreign currency forward contracts	5,917	—	—
Stock-based compensation expense	28,111	23,060	20,996
Deferred income taxes	(9,644)	(4,996)	(12,277)
Changes in fair value of contingent consideration	1,305	7,338	(1,390)
Changes in assets and liabilities:
Accounts receivable	(4,882)	(34,624)	(27,470)
Prepaid expenses and other current assets	(6,062)	(4,397)	(10,656)
Accounts payable and accrued expenses	19,958	6,238	22,998
Income taxes	(8,444)	(6,781)	(4,218)
Deferred revenue	(37,897)	60,198	3,686
Leases	(921)	(5,709)	20,411
Other assets	11,082	(9,813)	3,162
Other current and long-term liabilities	(13,010)	1,934	23,921
Net cash provided by operating activities	188,471	227,253	209,572
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(70,556)	(63,491)	(84,740)
Proceeds from the disposal of fixed assets	10,547	5,829	11,906
Purchases of debt securities and other investments	(25,106)	(29,912)	(25,705)
Proceeds from the maturity of debt securities and sale of other investments	23,392	24,080	22,968
Payments and settlements for acquisitions — net of cash acquired	(210,409)	(53,895)	(8,254)
Settlement of foreign currency forward contracts	(5,917)	—	—
Net cash used in investing activities	(278,049)	(117,389)	(83,825)
CASH FLOWS FROM FINANCING ACTIVITIES:
Extinguishment of long-term debt	—	(1,026,625)	—
Borrowings of long-term debt, net of issuance costs of $7.7 million	—	992,298	—
Proceeds from stock issuance — net of issuance costs	—	—	249,790
Borrowings under revolving credit facility	295,000	—	43,200
Payments under revolving credit facility	(211,000)	—	(43,200)
Principal payments of long-term debt	(16,000)	(8,063)	(10,750)
Payments for debt issuance costs	—	(2,057)	(2,818)
Purchase of treasury stock	(182,570)	(213,830)	(32,658)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	13,235	37,503	38,843
Taxes paid related to the net share settlement of stock options and restricted stock	(6,138)	(8,662)	(12,173)
Payments of deferred and contingent consideration for acquisitions	(13,865)	(594)	(1,238)
Net cash provided by (used in) financing activities	(121,338)	(230,030)	228,996
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,471)	(3,018)	2,530
Net increase (decrease) in cash, cash equivalents and restricted cash	(213,387)	(123,184)	357,273
Cash, cash equivalents and restricted cash — beginning of year	265,281	388,465	31,192
Cash, cash equivalents and restricted cash — end of year	$51,894	$265,281	$388,465
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years ended December 31,
	2022	2021	2020

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$36,224	$260,980	$384,344
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	3,512	4,301	4,121
Restricted cash and cash equivalents, included in other assets	12,158	—	—
Total cash, cash equivalents and restricted cash — end of year	$51,894	$265,281	$388,465

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$40,871	$32,242	$35,349
Cash payments of income taxes	$50,202	$31,662	$10,982
Cash paid for amounts included in the measurement of lease liabilities	$143,732	$141,563	$121,046

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,704	$1,957	$6,132
Deferred or contingent consideration issued for acquisitions	$97,653	$7,337	$—
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$52,367	$71,271	$103,668
Restricted stock reclassified from other current liabilities to equity upon vesting	$4,030	$4,867	$4,445
Treasury stock purchases in other current liabilities	$—	$228	$—
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based early education and child care, back-up child and adult/elder care, tuition assistance and student loan repayment program management, educational advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Australia, Puerto Rico, and India. The Company provides services designed to help families, employers and their employees better integrate work and family life, primarily under multi-year contracts with employers who offer child care, dependent care, and workforce education services, as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement.
Since March 2020, the Company’s global operations have been significantly impacted by the COVID-19 pandemic and the measures undertaken in response thereto. During the early stages of the pandemic, most of the Company’s child care centers were temporarily closed. Nearly all centers have subsequently re-opened. As of December 31, 2022, the Company operated 1,078 early education and child care centers, of which 99% were open.
On July 1, 2022, the Company acquired Only About Children (“OAC”), an operator of approximately 75 child care centers in Australia. Refer to Note 5, Acquisitions, for additional information.
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
Concentrations of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed at December 31, 2022 and 2021.
Cash, Cash Equivalents, and Restricted Cash — Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of three months or less from the date of purchase.
The Company’s cash management system provides for the funding of the main bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks may be in excess of the cash balances at certain banks, creating book overdrafts. As of December 31, 2022, $8.6 million in book overdrafts were included in accounts payable and accrued expenses on the consolidated balance sheet. As of December 31, 2021, there were no book overdrafts.

The Company’s cash and cash equivalents that are restricted in nature as to withdrawal or usage are classified as restricted cash and are included in prepaid expenses and other current assets and in other assets on the consolidated balance sheet. Restricted cash is primarily comprised of cash deposits that guarantee letters of credit, and cash and cash equivalents associated with the Company’s wholly-owned captive insurance company.
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
Activity in the allowance for credit losses was as follows:

	Years ended December 31,
	2022	2021	2020

	(In thousands)
Beginning balance	$3,006	$2,357	$1,226
Provision	1,277	2,725	2,585
Write offs and recoveries	(1,336)	(2,076)	(1,454)
Ending balance	$2,947	$3,006	$2,357
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

Goodwill impairment assessments are performed at the reporting unit level. In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s services, regulatory developments, cost factors, and entity specific factors such as overall financial performance and projected results. If an initial qualitative assessment indicates that it is more likely than not that the carrying value exceeds the fair value of a reporting unit, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, the Company compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using the applicable discount rate. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The Company performed a quantitative assessment in the 2022 annual impairment review as of October 1, 2022. The Company performed a qualitative assessment during the annual impairment review as of October 1, 2021, and concluded that it was not more likely than not that the fair value of the Company’s reporting units were less than their carrying amount. No goodwill impairment charges were recorded in the years ended December 31, 2022, 2021, or 2020.
The Company tests certain trade names that are determined to be indefinite-lived intangible assets by comparing the fair value of the trade names with their carrying value. The Company estimates the fair value by estimating the total revenue attributable to the trade names and applying market-derived royalty rates for guideline intangible assets, consistent with the initial valuation of the intangibles. No impairment losses were recorded in the years ended December 31, 2022, 2021 or 2020 in relation to these intangible assets.
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
During the years ended December 31, 2022, 2021 and 2020, the Company recognized impairment losses of $14.1 million, $10.6 million and $26.2 million, respectively, on fixed assets and operating lease right-of-use assets for certain centers where the carrying amount exceeded the fair value. Refer to Note 14, Fair Value Measurements, for additional information.
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
The Company enters into contracts with employer sponsors to manage and operate their early education and child care centers for a management fee, or to provide child care services to their employees on an exclusive or priority basis. These arrangements generally have a contractual term of three to ten years with varying terms and renewal and cancellation options, and may also include operating subsidies paid either in lieu of or to supplement parent tuition. The management fee included in contracts with employer sponsors is typically a monthly amount, and generally includes an annual escalator that is intended to reflect expected future cost increases. Annual escalators are generally stated as a percentage or as a reference to a consumer price index. The contracts also generally include a termination right with a notice period. The Company allocates revenue for contracts with an accounting term in excess of one year to the applicable contract year based on the rates applicable for that annual period, which is commensurate with the expected increases to the cost of providing the service, the Company’s standard pricing practices, as well as the overall allocation objective described in the accounting guidance. Services provided to the employer sponsor represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over time, which transfers daily. Fees paid by the employer sponsor are recognized on a daily basis, but for convenience are recorded on a monthly basis (i.e., the same monthly amount within the contract year using the time elapsed method).
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
Back-Up Care Services
Back-up care services consist of center-based back-up child care, in-home child and adult/elder dependent care, school-age camps, virtual tutoring, pet care and self-sourced reimbursed care. The Company provides back-up care services through the Company’s early education and child care centers, school-age camps and in-home care providers, as well as through the back-up care network and through other providers. Bright Horizons back-up care offers access to a contracted network of in-home service agencies and center-based providers in locations where the Company does not otherwise have in-home care providers or centers with available capacity, to a network of tutoring service providers and third-party pet care providers. Self-sourced reimbursed care is a reimbursement program available to employer sponsors when other care solutions are not available, to provide payments to their employees to assist with the cost of self-sourced dependent care.
Back-up care revenue is primarily comprised of fixed and variable consideration paid by employer sponsors, and, to a lesser extent, co-payments collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for back-up care services are typically determined based on the number of back-up uses purchased, which may be fixed based on a specified number of uses or variable fees paid per use, and are generally billed monthly as services are rendered or in advance. Revenue for back-up care services is generally recognized over time as the services are performed and is recognized in the month the back-up services are provided. Allocation of the consideration earned as the service is performed is consistent with the overall allocation objective. Revenue for self-sourced reimbursed care and pet care is based on a fee earned for each transaction processed and is recorded on a net basis as the Company is acting as an agent, and is recognized in the month the transactions are processed.

Educational Advisory and Other Services
The Company’s educational advisory services consist of tuition assistance and student loan repayment program management, workforce education, and related educational consulting services (“EdAssist”), and college advisory services (“College Coach”). Educational advisory services revenue is primarily comprised of fixed and variable fees paid by employer clients for program management, coaching, and subscription of content, and, to a lesser extent, retail fees collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for educational advisory services are determined based on the expected number of program participants and the services selected, and are generally billed in advance. Revenue for EdAssist is recognized on a straight-line basis using the time-elapsed method over the contract term with additional charges recognized in the month the additional services are provided consistent with the overall allocation objective. Additionally, revenue for tuition assistance and student loan repayments is based on a fee earned for each payment processed and is recorded on a net basis as the Company is acting as agent for the processing of the payment from clients to their employees, and is recognized in the month the payments are processed. Revenue for College Coach is recognized over the contract term as college advisory services are provided and customers receive the benefit.
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
Significant Judgments and Estimates
The Company generally does not have significant judgments or estimates that significantly affect the determination of the amount, the allocation of the transaction price to performance obligations, or timing of revenue from contracts with customers. The nature of the Company’s services does not require significant judgment or estimates to determine when control transfers to the customer. Based on past practices and customer specific circumstances, the Company occasionally may grant concessions that impact the total transaction price. If the transaction price may be subject to adjustment, significant judgment may be required to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur. As of December 31, 2022 and 2021, there were no material estimates related to the constraint of cumulative revenue recognized.
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
Leases — The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of December 31, 2022 and 2021, there were no material finance leases.
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
Equity Method Investment — The Company accounts for its investments in entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the investment is adjusted to reflect Bright Horizons’ proportionate share of the investees’ net earnings or losses, and is reduced by the amortization of embedded intangible assets. The Company reviews the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company accounts for its interests in a provider of full service center-based child care and back-up care services in Germany and a provider of early education and tutoring in the Netherlands using the equity method. The equity method investments are included in other assets on the consolidated balance sheet and, as of December 31, 2022 and 2021, the investment balance was $7.2 million and $6.1 million, respectively. The impact on the results of operations were immaterial for the years ended December 31, 2022, 2021 and 2020.
Debt Securities — The Company’s investment in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificates of deposits. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). As of December 31, 2022, the fair value of the available-for-sale debt securities was $29.6 million and was classified based on the instruments’ maturity dates, with $17.7 million included in prepaid expenses and other current assets and $11.9 million in other assets on the consolidated balance sheet. As of December 31, 2021, the fair value of the available-for-sale debt securities was $29.9 million, with $22.7 million included in prepaid expenses and other current assets and $7.2 million in other assets on the consolidated balance sheet. At December 31, 2022 and 2021, the amortized cost was $29.8 million and $30.0 million, respectively. The debt securities held at December 31, 2022 had remaining maturities ranging from less than one year to approximately two years. Unrealized gains and losses, net of tax, and realized gains and losses, on available-for-sale debt securities were immaterial for the years ended December 31, 2022, 2021 and 2020.
Other Investments — The Company’s investments in equity securities are primarily in limited partnerships. The equity investments without readily determinable fair value are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions. The Company reviews such equity investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. As of December 31, 2022 and 2021, the equity investments were $5.1 million and $4.6 million, respectively, which were recorded in other assets on the consolidated balance sheet. During the year ended December 31, 2020, the Company recognized a $2.1 million impairment loss on an equity investment. The impairment loss was included in cost of services on the consolidated statement of income, which was allocated to the back-up care segment. Refer to Note 14, Fair Value Measurements, for additional information.
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
Government Support — The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Consolidated Appropriations Act, 2021 (“CAA”), and the American Rescue Plan Act of 2021 were enacted in the United States on March 27, 2020, January 1, 2021, and March 11, 2021, respectively; all are economic aid packages to help mitigate the impact of the pandemic. Additionally, other foreign governmental legislation that provided relief provisions was enacted in response to the economic impact of COVID-19. The Company has participated in certain government support programs, including availing itself of certain tax deferrals, tax credits and federal block grant funding in the United States, as well as certain tax deferrals, tax credits, and employee wage support in the United Kingdom. On December 27, 2020, the employee retention tax credit, originally enacted under the CARES Act in the United States, was expanded and extended under the CAA to wages paid through the first two quarters of 2021, among other changes.

The Company has applied the accounting principles within the International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, (“IAS 20”) framework to account for government grants received, which are recognized when there is reasonable assurance that the Company will (1) comply with the conditions associated with the grant and (2) receive the grant. Reasonable assurance is generally the same threshold as “probable” as defined in ASC 450, Contingencies, (i.e. “likely to occur”). When the Company has met the reasonable assurance threshold, it applies IAS 20 by recognizing governmental support received in the consolidated statement of income as a reduction to the related expenses that the assistance is intended to defray. Amounts received for tuition support are recognized as revenue if such payments are made on behalf of the customers. During the years ended December 31, 2022, 2021, and 2020, $86.8 million, $50.9 million, and $83.5 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $31.7 million, $16.0 million and $14.6 million, respectively, reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the year ended December 31, 2022, amounts received for tuition support of $5.5 million were recorded to revenue.
As of December 31, 2022 and 2021, $1.2 million and $3.3 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs, and as of December 31, 2022 and 2021, $4.6 million and $3.9 million, respectively, was recorded to other current liabilities related to government support received related to future periods. As of December 31, 2021, payroll tax deferrals of $7.0 million were recorded in accounts payable and accrued expenses on the consolidated balance sheet and, as of December 31, 2022, the Company did not have any remaining payroll tax deferrals.
3. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Year ended December 31, 2022
North America	$1,002,406	$381,849	$117,175	$1,501,430
International	491,352	27,705	—	519,057
	$1,493,758	$409,554	$117,175	$2,020,487
Year ended December 31, 2021
North America	$859,237	$326,870	$106,996	$1,293,103
International	437,971	24,233	—	462,204
	$1,297,208	$351,103	$106,996	$1,755,307
Year ended December 31, 2020
North America	$695,795	$373,728	$94,533	$1,164,056
International	336,471	14,566	—	351,037
	$1,032,266	$388,294	$94,533	$1,515,093
The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “International” includes the Company’s United Kingdom, Netherlands, Australia and India operations. Revenue in the United States was substantially all of the revenue in North America. Revenue in the United Kingdom was $325.8 million in 2022, $334.9 million in 2021, and $243.6 million in 2020. Revenue associated with other countries was approximately less than 10% of total revenue. On July 1, 2022, the Company acquired Only About Children, an operator of approximately 75 child care centers in Australia. Refer to Note 5, Acquisitions, for additional information. During the year ended December 31, 2020, the Company divested its child care center business in Canada and ceased to operate its two centers in that geography.

Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. In 2022, 2021 and 2020, $254.2 million, $187.1 million and $184.6 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2021, 2020 and 2019, respectively. There were no significant changes in deferred revenue during the years ended December 31, 2022, 2021 and 2020 related to business combinations, impairments, cumulative catch-up or other adjustments other than related to the opening balance sheet for the OAC acquisition. Refer to Note 5, Acquisitions, for additional information.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original contract term of one year or less, or for variable consideration allocated to the unsatisfied performance obligation of a series of services. The transaction price allocated to the remaining performance obligations relates to services that are paid or invoiced in advance. The Company’s remaining performance obligations not subject to the practical expedients were not material at December 31, 2022.
4. LEASES
Lease Expense
The components of lease expense were as follows:

	Years ended December 31,
	2022	2021	2020

	(In thousands)
Operating lease expense (1)	$143,234	$135,318	$144,553
Variable lease expense (1)	40,522	31,926	28,423
Total lease expense	$183,756	$167,244	$172,976
(1)Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Operating lease expense for the years ended December 31, 2022, 2021 and 2020 includes impairment losses on operating lease right-of-use assets of $2.8 million, $1.3 million, and $10.0 million, respectively. Refer to Note 14, Fair Value Measurements, for additional information.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	December 31,
	2022	2021
Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	6.7%	5.8%

Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of December 31, 2022:

Operating Leases

(In thousands)
2023	$138,033
2024	145,912
2025	134,387
2026	126,701
2027	117,714
Thereafter	620,142
Total lease payments	1,282,889
Less imputed interest	(378,394)
Present value of lease liabilities	904,495
Less current portion of operating lease liabilities	(94,092)
Long-term operating lease liabilities	$810,403
As of December 31, 2022, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $28.7 million. The leases are expected to commence in fiscal 2023 and have initial lease terms of approximately 12 to 15 years.
Lease Modifications
On April 10, 2020, the Financial Accounting Standards Board issued guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification, in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Such concessions would be recorded as negative lease expense in the period of relief. The Company elected this practical expedient in accounting for lease concessions provided for the Company’s center lease agreements and the impact was immaterial. As of December 31, 2022 and 2021, the Company's deferred lease payments were immaterial.
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
2022 Acquisitions
Only About Children
On July 1, 2022, the Company, through wholly-owned subsidiaries, completed the acquisition of the outstanding shares of Only About Children, a child care operator in Australia with approximately 75 early education and child care centers, for aggregate consideration of AUD$450 million (USD$310 million), which was accounted for as a business combination. The Company paid approximately AUD$300 million (USD$207 million), net of cash acquired and subject to customary purchase price adjustments, and will pay an additional USD$106.5 million 18 months after closing. In October 2022, the Company reached an agreement with the sellers on the final net working capital acquired, resulting in a refund of AUD$2.6 million (USD$1.8 million), which was received in the fourth quarter of 2022. The present value of the deferred consideration of USD$97.7 million at the acquisition date is included in other current liabilities on the consolidated balance sheet.
During the year ended December 31, 2022, the Company incurred acquisition-related transaction costs of approximately $9.2 million, which are included in selling, general and administrative expenses. In addition, the Company recognized realized losses of $5.9 million in relation to foreign currency forward contracts for the purchase of Australian dollars entered into in connection with the acquisition. Refer to Note 12, Credit Arrangements and Debt Obligations, for additional information on the foreign currency forward contracts.

The purchase price for this acquisition has been allocated based on preliminary estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows:

	At acquisition date as reported September 30, 2022	Measurement period adjustments	At acquisition date as reported December 31, 2022

	(In thousands)
Cash	$4,705	$—	$4,705
Accounts receivable and prepaid expenses	4,295	81	4,376
Fixed assets	21,702	(953)	20,749
Goodwill	283,466	3,153	286,619
Intangible assets	30,945	(3,377)	27,568
Operating lease right of use assets	156,678	(1,422)	155,256
Total assets acquired	501,791	(2,518)	499,273
Accounts payable and accrued expenses	17,991	249	18,240
Deferred revenue and parent deposits	6,809	(31)	6,778
Deferred tax liabilities	3,392	(3,392)	—
Operating lease liabilities	161,405	564	161,969
Other long-term liabilities	5,458	92	5,550
Total liabilities assumed	195,055	(2,518)	192,537
Purchase price	$306,736	$—	$306,736
The Company recorded goodwill of $286.6 million related to the full service center-based child care segment, which will not be deductible for tax purposes. Intangible assets consist of customer relationships of $19.7 million with a six year life and trade names of $7.9 million with an eleven year life.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 31, 2022, the purchase price allocation for Only About Children remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed, primarily in relation to the valuation of intangibles, fixed assets, leases, contingencies, and the Company’s assessment of tax related items.
The operating results for Only About Children are included in the consolidated results of operations from the date of acquisition. Only About Children contributed total revenue of $71.5 million during the year ended December 31, 2022. Net income for the year ended December 31, 2022 was not materially impacted by the acquisition of Only About Children.
The following table presents consolidated pro forma revenue as if the acquisition of Only About Children had occurred on January 1, 2021:

	Pro forma (Unaudited)
	Year ended December 31, 2022	Year ended December 31, 2021

	(In thousands)
Revenue	$2,089,404	$1,899,037
Other than the impact of shifting the transaction costs incurred in 2022 to 2021, consolidated pro forma net income would not materially change from the reported results. In assessing the impact to the unaudited pro forma results we considered certain adjustments related to the acquisition, such as increased amortization expense related to the acquired intangible assets, adjusted depreciation associated with the fair value of the acquired fixed assets, and shifting of transaction costs.
Other 2022 Acquisitions
During the year ended December 31, 2022, the Company acquired one center in the United States, one center in the United Kingdom, and one center in the Netherlands, in three separate business acquisitions, which were each accounted for as a business combination. These businesses were acquired for aggregate cash consideration of $6.0 million, net of cash acquired of $0.2 million, and consideration payable of $0.2 million. The Company recorded goodwill of $5.6 million related to the full service center-based child care segment, of which $1.9 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $1.0 million that will be amortized over four years in relation to these acquisitions.

The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 31, 2022, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, and were not material to the Company’s financial results.
During the year ended December 31, 2022, the Company paid contingent consideration of $19.1 million related to an acquisition completed in 2019 and contingent consideration of $0.2 million related to an acquisition completed in 2021. Of the total amounts paid of $19.3 million, $13.9 million had been recorded as a liability at the date of acquisition and is presented as cash used in financing activities in the consolidated statement of cash flows with remaining amounts reflected as cash used in operating activities.
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
6. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Balance at January 1, 2021	$1,197,658	$194,616	$39,693	$1,431,967
Additions from acquisitions	39,516	14,557	—	54,073
Adjustments to prior year acquisitions	3,902	—	150	4,052
Effect of foreign currency translation	(7,980)	(387)	—	(8,367)
Balance at December 31, 2021	1,233,096	208,786	39,843	1,481,725
Additions from acquisitions	292,237	—	—	292,237
Adjustments to prior year acquisitions	578	—	—	578
Effect of foreign currency translation	(43,975)	(2,713)	—	(46,688)
Balance at December 31, 2022	$1,481,936	$206,073	$39,843	$1,727,852

The Company also has intangible assets, which consisted of the following at December 31, 2022 and 2021:

December 31, 2022:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	12 years	$398,238	$(341,918)	$56,320
Trade names	10 years	19,231	(10,236)	8,995
		417,469	(352,154)	65,315
Indefinite-lived intangible assets:
Trade names	N/A	180,259	—	180,259
		$597,728	$(352,154)	$245,574

December 31, 2021:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	14 years	$400,399	$(332,571)	$67,828
Trade names	6 years	12,358	(10,150)	2,208
		412,757	(342,721)	70,036
Indefinite-lived intangible assets:
Trade names	N/A	180,996	—	180,996
		$593,753	$(342,721)	$251,032
The Company recorded amortization expense of $31.9 million, $29.2 million and $31.7 million in the years ended December 31, 2022, 2021, and 2020, respectively.
The Company estimates that it will record amortization expense related to intangible assets existing as of December 31, 2022 as follows:

Estimated amortization expense

(In thousands)
2023	$32,692
2024	$16,534
2025	$5,631
2026	$4,579
2027	$2,310
Thereafter	$3,569
$65,315

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021

	(In thousands)
Interest rate cap derivatives	$25,464	$—
Investments in available-for-sale debt securities	17,701	22,712
Prepaid software and licenses	9,272	6,341
Prepaid income taxes	9,035	4,849
Prepaid insurance	7,386	5,810
Prepaid rent and other occupancy costs	4,411	3,581
Other prepaid expenses and current assets	21,047	25,027
	$94,316	$68,320
8. FIXED ASSETS
Fixed assets consisted of the following:

		December 31,
	Estimated useful lives	2022	2021

	(In years)	(In thousands)
Buildings	20 - 40	$193,406	$206,453
Furniture, equipment and software	3 - 10	291,419	282,248
Leasehold improvements	Shorter of the lease term or the estimated useful life	552,722	539,766
Land	—	91,872	102,405
Total fixed assets		1,129,419	1,130,872
Accumulated depreciation		(557,948)	(532,738)
Fixed assets — net		$571,471	$598,134
Fixed assets include construction in progress of $17.1 million and $16.3 million at December 31, 2022 and 2021, respectively, which was primarily comprised of leasehold improvements. The Company recorded depreciation expense of $74.2 million, $79.7 million and $80.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.
9. OTHER ASSETS
Other assets consisted of the following:

	December 31,
	2022	2021

	(In thousands)
Interest rate cap derivatives	$28,553	$8,809
Deferred compensation	15,955	16,173
Prepaid workers compensation	13,084	16,321
Restricted cash	12,158	—
Investments in available-for-sale debt securities	11,858	7,211
Equity-method investments	7,165	6,058
Other assets	15,863	17,888
	$104,636	$72,460
Restricted cash relates to letters of credit outstanding used to guarantee certain lease arrangements.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2022	2021

	(In thousands)
Accrued payroll and employee benefits	$105,684	$102,254
Accounts payable	24,648	8,503
Accrued provider fees	18,912	10,815
Accrued insurance liabilities	18,152	19,746
Accrued occupancy costs	11,732	10,826
Other accrued expenses	51,506	45,222
	$230,634	$197,366
Payroll taxes deferred pursuant to the provisions of the CARES Act of $7.0 million were recorded in accrued payroll and employee benefits as of December 31, 2021. There were no payroll taxes deferred pursuant to the provisions of the CARES Act as of December 31, 2022. Accrued insurance primarily consisted of reserves for claims associated with workers’ compensation and general liability.
11. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	December 31,
	2022	2021

	(In thousands)
Deferred or contingent consideration payable for acquisitions	$100,610	$19,219
Customer amounts on deposit	23,000	23,129
Liability for unvested restricted stock	7,211	4,030
Other current liabilities	7,753	16,652
	$138,574	$63,030
As of December 31, 2022, the Company had deferred consideration payable that was primarily related to the acquisition of Only About Children. The acquisition was completed on July 1, 2022 and $106.5 million of the consideration is payable 18 months after closing, which had a present value of $97.7 million at the acquisition date. As of December 31, 2021, the Company had contingent consideration that was primarily related to an acquisition in the United Kingdom completed in 2019. Refer to Note 5, Acquisitions, for additional information.
12. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company’s senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”) and a $400 million term loan A facility (“term loan A”), collectively the “term loan facilities” or “term loans,” as well as a $400 million multi-currency revolving credit facility (“revolving credit facility”).
Long-term debt obligations were as follows:

	December 31,
	2022	2021

	(In thousands)
Term loan B	$594,000	$600,000
Term loan A	390,000	400,000
Deferred financing costs and original issue discount	(6,419)	(7,604)
Total debt	977,581	992,396
Less current maturities	(16,000)	(16,000)
Long-term debt	$961,581	$976,396

On November 23, 2021, the Company amended its existing senior secured credit facilities to refinance the existing secured term loan facility with a new term loan B facility of $600 million and a new term loan A facility of $400 million, collectively the “term loan facilities” or “term loans.” Proceeds of $1 billion from the new term loans, together with cash on hand, were used to repay $1.03 billion in outstanding term loans and related fees and expenses. The terms of the existing $400 million multi-currency revolving credit facility (“revolving credit facility”) were not modified in the November 2021 amendment. The repayment of the existing term loan was treated as a debt extinguishment. In conjunction with the issuance of the new term loans, the Company incurred $7.7 million in fees that have been recorded as a reduction to long term debt and are amortized over the terms of the related debt instruments. A loss on the extinguishment of the existing term loan of $2.6 million was recorded in the year ended December 31, 2021, related to the unamortized original issue cost and deferred financing fees that were written off in connection with the November 2021 debt refinancing.
On December 21, 2022, the Company amended its existing senior secured credit facilities to replace the LIBOR-based benchmark rate with a term SOFR benchmark rate, which did not alter the applicable interest rates held in effect prior to the change. The amendment was treated as a modification and the related transaction costs were expensed as incurred.
All borrowings under the credit agreement are subject to variable interest. The effective interest rate for the term loans was 6.49% and 2.29% at December 31, 2022 and 2021, respectively, and the weighted average interest rate was 3.75%, 2.51%, and 2.79% for the years ended December 31, 2022, 2021, and 2020, respectively, prior to the effects of any interest rate hedge arrangements. The effective interest rate for the revolving credit facility was 6.51% at December 31, 2022 and the weighted average interest rate for the revolving credit facility was 4.86%, 3.75%, and 4.49% for the years ended December 31, 2022, 2021, and 2020, respectively.
Term Loan B Facility
The seven-year term loan B matures on November 23, 2028 and requires quarterly principal payments equal to 1% per annum of the original aggregate principal amount of the term loan B, with the remaining principal balance due at maturity. Borrowings under the term loan B facility bear interest at a rate per annum of 1.25% over the base rate, or 2.25% over the adjusted term SOFR rate. The base rate is subject to an interest rate floor of 1.50% and the adjusted term SOFR rate is subject to an interest rate floor of 0.50%.
Term Loan A Facility
The five-year term loan A matures on November 23, 2026 and requires quarterly principal payments equal to 2.5% per annum of the original aggregate principal amount of the term loan A in each of the first three years, 5% in the fourth year, and 7.5% in the fifth year. The remaining principal balance is due at maturity. Borrowings under the term loan A facility bear interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the adjusted term SOFR rate. The base rate is subject to an interest rate floor of 1.00% and the adjusted term SOFR rate is subject to an interest rate floor of 0.00%.
Revolving Credit Facility
The $400 million multi-currency revolving credit facility matures on May 26, 2026. Borrowings outstanding on the revolving credit facility were $84.0 million and letters of credit outstanding were $5.2 million at December 31, 2022, with $310.8 million available for borrowing. There were no borrowings outstanding on the revolving credit facility at December 31, 2021, with the full facility available for borrowing.
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
Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the adjusted term SOFR rate. The base rate is subject to an interest rate floor of 1.00% and the adjusted term SOFR rate is subject to an interest rate floor of 0.00%.
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
Future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
2023	$16,000
2024	18,500
2025	28,500
2026	351,000
2027	6,000
Thereafter	564,000
Total future principal payments	$984,000
Derivative Financial Instruments
The Company is subject to interest rate risk as all borrowings under the senior secured credit facilities are subject to variable interest rates. The Company's risk management policy permits using derivative instruments to manage interest rate and other risks. The Company uses interest rate swaps and caps to manage a portion of the risk related to changes in cash flows from interest rate movements. On December 21, 2022, the Company amended its existing interest rate cap agreements in conjunction with the amendment to its senior secured credit facilities, and replaced the one-month LIBOR rate with the one-month term SOFR rate. In conjunction with this amendment, and in accordance with the expedients in ASU 2020-04 and 2021-01, Reference Rate Reform (Topic 848), the Company elected to apply the relief offered related to the change in reference rates, thereby not requiring dedesignation of the related cash flow hedging relationships.
In June 2020, the Company entered into interest rate cap agreements with a total notional value of $800 million, designated and accounted for as cash flow hedges from inception, to provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 1% (effective December 30, 2022, one-month term SOFR rate increases above 0.9%). Interest rate cap agreements for $300 million notional value have an effective date of June 30, 2020 and expire on October 31, 2023, while interest rate cap agreements for another $500 million notional amount have an effective date of October 29, 2021 and expire on October 31, 2023.
In December 2021, the Company entered into additional interest rate cap agreements with a total notional value of $900 million designated and accounted for as cash flow hedges from inception. Interest rate cap agreements for $600 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 2.5% (effective December 30, 2022, one-month term SOFR rate increases above 2.4%). Interest rate cap agreements for $300 million, which have a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 3.0% (effective December 30, 2022, one-month term SOFR rate increases above 2.9%).
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

During the year ended December 31, 2022, the Company entered into foreign currency forward contracts in connection with an acquisition in Australia completed on July 1, 2022. The Company entered into the foreign currency forwards to lock the purchase price in US dollars at closing and mitigate the impact of foreign currency fluctuations between signing of the definitive purchase agreement on May 3, 2022 and closing. The forward contracts had a total notional value of approximately AUD$320 million, which included the expected payments for the purchase price and for letters of credit used to guarantee certain lease arrangements. The cash flows associated with the business combination do not meet the criteria to be designated and accounted for as a cash flow hedge and, as such, foreign currency gains and losses on these forwards are recorded on the consolidated statement of income. During the year ended December 31, 2022, the Company recognized realized losses of $5.9 million in relation to these forwards due to fluctuations in the Australian dollar.
The fair value of the derivative financial instruments was as follows:

		December 31,
Derivative financial instruments	Consolidated balance sheet classification	2022	2021

		(In thousands)
Interest rate caps - asset	Prepaid and other current assets	$25,464	$—
Interest rate caps - asset	Other assets	$28,553	$8,809
The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Year ended December 31, 2022
Cash flow hedges	$53,191	Interest expense — net	$7,457	$45,734
Income tax effect	(14,202)	Income tax benefit (expense)	(2,468)	(11,734)
Net of income taxes	$38,989		$4,989	$34,000

Year ended December 31, 2021
Cash flow hedges	$2,604	Interest expense — net	$(4,930)	$7,534
Income tax effect	(695)	Income tax benefit (expense)	1,316	(2,011)
Net of income taxes	$1,909		$(3,614)	$5,523

Year ended December 31, 2020
Cash flow hedges	$(7,608)	Interest expense — net	$(4,581)	$(3,027)
Income tax effect	2,031	Income tax benefit (expense)	1,223	808
Net of income taxes	$(5,577)		$(3,358)	$(2,219)
During the next twelve months, the Company estimates that a net gain of $27.6 million, pre-tax, will be reclassified from accumulated other comprehensive income and recorded to interest expense related to these derivative financial instruments.
13. INCOME TAXES
Income (loss) before income taxes consisted of the following:

	Years ended December 31,
	2022	2021	2020

	(In thousands)
United States	$159,772	$121,035	$107,489
Foreign	(47,590)	(30,687)	(91,837)
	$112,182	$90,348	$15,652
The allocation of income before income taxes may fluctuate year to year due to activity within the Bright Horizons consolidated group. Included in the U.S. and foreign income (loss) before income taxes is intercompany interest.

Income tax expense (benefit) consisted of the following:

	Years ended December 31,
	2022	2021	2020

	(In thousands)
Current income tax expense (benefit):
Federal	$27,627	$13,240	$(4,674)
State	10,357	5,078	5,971
Foreign	3,201	6,567	(360)
	41,185	24,885	937
Deferred tax benefit:
Federal	(3,193)	(2,390)	(150)
State	(995)	(566)	(10,971)
Foreign	(5,456)	(2,040)	(1,156)
	(9,644)	(4,996)	(12,277)
Income tax expense (benefit)	$31,541	$19,889	$(11,340)
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
The following is a reconciliation of the U.S. federal statutory rate to the effective rate on pretax income:

	Years ended December 31,
	2022	2021	2020

	(In thousands)
Federal income tax expense computed at statutory rate	$23,558	$18,973	$3,287
State income tax expense (benefit) — net of federal income tax	8,008	3,140	(4,491)
Valuation allowance — net	3,661	(1,836)	2,116
Tax credits	(899)	(988)	(279)
Permanent differences and other — net	(733)	3,721	2,167
Change in contingent consideration	—	1,212	—
Stock-based compensation	(1,513)	(6,133)	(12,901)
Change in income tax rate	—	817	(360)
Global Intangible Low-Taxed Income	—	—	(1,418)
Change to uncertain tax positions — net	(61)	438	(510)
Foreign rate differential	(480)	545	1,049
Income tax expense (benefit)	$31,541	$19,889	$(11,340)
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
The effective income tax rate for 2022 was 28.1%. Based on the Company’s jurisdictional mix of taxable income, there was no additional federal income tax expense attributable to GILTI for 2022. In 2022, income tax expense was reduced by $2.0 million, net with a $0.5 million tax benefit in state income tax, for the net excess tax benefit associated with the exercise or expiration of stock options and vesting of restricted stock.
The effective income tax rate for 2021 was 22.0%. Based on the Company's jurisdictional mix of taxable income, there was no additional federal income tax expense attributable to GILTI for 2021. Income tax expense was reduced by $7.8 million in 2021 for the excess tax benefits associated with the exercise of stock options and vesting of restricted stock.

The effective income tax rate for 2020 was a benefit of (72.5)%, and includes current tax benefit of $3.4 million related to prior years and a $1.4 million retroactive reduction of GILTI for taxable years 2018 and 2019 for the high-tax exclusion that was included in the updated GILTI regulations. Based on the Company's jurisdiction mix of taxable income, there was no additional federal income tax expense attributable to GILTI for 2020. Income tax expense was reduced by $16.2 million in 2020 for the excess tax benefits associated with the exercise of stock options and vesting of restricted stock.
Significant components of the Company’s net deferred tax liability were as follows:

	December 31,
	2022	2021

	(In thousands)
Deferred tax assets:
Reserve on assets	$492	$390
Net operating/capital loss carryforwards	8,340	2,005
Liabilities not yet deductible	11,966	10,042
Deferred revenue	2,963	3,304
Stock-based compensation	18,589	13,322
Operating lease liabilities	252,206	212,201
Other	5,060	4,609
Deferred tax assets	299,616	245,873
Less: valuation allowance	(9,980)	(315)
Total net deferred tax assets	289,636	245,558

Deferred tax liabilities:
Operating lease right-of-use assets	(220,324)	(182,871)
Intangible assets	(84,469)	(80,243)
Hedge/swap liability	(12,653)	—
Depreciation	(22,929)	(30,812)
Total deferred tax liabilities	(340,375)	(293,926)
Net deferred tax liability	$(50,739)	$(48,368)
At December 31, 2021, the net deferred tax liability of $48.4 million includes foreign deferred tax assets of $0.1 million, which are included in other assets in the consolidated balance sheet.
At December 31, 2022, the Company has foreign net operating loss carryforwards of $27.8 million, all of which has a valuation allowance offsetting the related deferred tax asset. These net operating losses can be carried forward indefinitely.
During the year ended December 31, 2022, the Company recorded additional valuation allowance of $9.7 million on foreign deferred tax assets, with $6.0 million recorded as part of acquisition accounting. The Company assesses available positive and negative evidence to estimate if there is sufficient future taxable income (inclusive of reversing temporary differences) to recover the existing deferred tax assets. Based on the weight of evidence, the Company determined that it was more likely than not that a portion of the deferred tax assets would not be realized. A $0.2 million valuation allowance remains on U.S. deferred tax assets as of December 31, 2022.
During the year ended December 31, 2021, the Company released a valuation allowance on $1.8 million on foreign deferred tax assets. A $0.3 million valuation allowance remained on U.S. deferred tax assets as of December 31, 2021.
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability of approximately $1.1 million related to the state taxes and foreign withholding taxes on approximately $33.9 million of cumulative undistributed earnings of foreign subsidiaries indefinitely invested outside the United States.

Uncertain Tax Positions
The changes in the unrecognized tax benefits were as follows:

	Years ended December 31,
	2022	2021	2020

	(In thousands)
Beginning balance	$2,584	$2,929	$3,725
Additions for tax positions of prior years	—	343	118
Settlements	(344)	(363)	—
Reductions for tax positions of prior years	—	(55)	—
Lapses of statutes of limitations	(156)	(270)	(854)
Effect of foreign currency adjustments	—	—	(60)
Ending balance	$2,084	$2,584	$2,929
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were immaterial for each of the years ended December 31, 2022, 2021 and 2020. Total interest and penalties accrued as of December 31, 2022 was $1.7 million. In 2022, the Company reduced unrecognized tax benefits by $0.2 million for lapse of statute of limitations, and $0.3 million for settlements with certain states. In 2021, the Company recorded an unrecognized tax benefit of $0.3 million and reduced unrecognized tax benefits by $0.3 million for lapse of statute of limitations, and $0.4 million for settlements with certain states. In 2020, the Company reduced unrecognized tax benefits by $0.9 million for lapse of statute of limitations, and recorded an unrecognized tax benefit for prior year tax positions in the U.S.
The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is $3.8 million, inclusive of interest. The unrecognized tax benefits are not expected to change over the next 12 months.
The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for federal income tax returns is three years. The Company’s filings for the tax years 2019 through 2021 are subject to audit based upon the federal statute of limitations.
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. As of December 31, 2022, there was one income tax audit in process and the tax years from 2018 to 2021 are subject to audit.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, Australia, India and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to five years.
14. FAIR VALUE MEASUREMENTS
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
Derivative Financial Instruments — The Company’s derivative financial instruments, comprised of interest rate cap agreements and interest rate swap agreements, are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the derivative financial instruments included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the derivative financial instruments, it was not considered a significant input. The fair value of the derivative financial instruments are classified as Level 2. The Company's interest rate swap agreements matured on October 31, 2021. As of December 31, 2022, the fair value of the interest rate cap agreements was $54.1 million, of which $25.5 million was recorded in prepaid expenses and other current assets and $28.6 million was recorded in other assets on the consolidated balance sheet. As of December 31, 2021, the fair value of the interest rate cap agreements was $8.8 million and was recorded in other assets on the consolidated balance sheet.
During the year ended December 31, 2022, the Company recognized realized losses of $5.9 million in relation to these forwards due to fluctuations in the Australian dollar. Refer to Note 12, Credit Arrangements and Debt Obligations, for additional information on the foreign currency forward contracts.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificates of deposits. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets and are classified as Level 1. As of December 31, 2022, the fair value of the available-for-sale debt securities was $29.6 million and was classified based on the instruments’ maturity dates, with $17.7 million included in prepaid expenses and other current assets and $11.9 million in other assets on the consolidated balance sheet. As of December 31, 2021, the fair value of the available-for-sale debt securities was $29.9 million, with $22.7 million included in prepaid expenses and other current assets and $7.2 million in other assets on the consolidated balance sheet.
Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses on the Company’s consolidated statement of income. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The key inputs to the valuations are the projections of future financial results in relation to the business and the company-specific discount rates. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. During the year ended December 31, 2022, contingent consideration liabilities of $19.3 million were paid related to acquisitions completed in 2019 and 2021. The contingent consideration liabilities outstanding as of December 31, 2022 related to acquisitions that occurred in 2021. The contingent consideration liabilities outstanding as of December 31, 2021 related to acquisitions that occurred in 2019 and 2021. Refer to Note 5, Acquisitions, for additional information.
The following table provides a roll forward of the recurring Level 3 fair value measurements:

	Years ended December 31,
	2022	2021

	(In thousands)
Beginning balance	$27,474	$13,721
Contingent consideration issued for acquisitions	—	7,337
Settlements of contingent consideration liabilities	(19,250)	(594)
Changes in fair value	1,305	7,338
Foreign currency translation	(532)	(328)
Ending balance	$8,997	$27,474

Nonrecurring Fair Value Estimates — During the year ended December 31, 2022, the Company recognized impairment losses of $14.1 million, of which $11.3 million related to fixed assets and $2.8 million related to operating lease right-of-use assets. During the year ended December 31, 2021, the Company recognized impairment losses of $10.6 million, of which $9.3 million related to fixed assets and $1.3 million related to operating lease right-of-use assets. During the year ended December 31, 2020, the Company recognized impairment losses of $26.2 million, of which $16.2 million related to fixed assets and $10.0 million related to operating lease right-of-use assets. The impairment losses were included in cost of services on the consolidated statement of income and were allocated to the full service center-based child care segment. The estimated fair value of the applicable center long-lived assets was based on the fair value of the asset groups, calculated using a discounted cash flow model, with unobservable inputs. The fair value of the fixed assets was insignificant given the current and expected cash flows for the related centers and the valuation of the lease right-of-use-assets considered the amount a market participant would pay for use of the asset. The Company classified the center long-lived assets as a Level 3 fair value measurement due to the lack of observable inputs used in the model.
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
15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Preferred Stock
The Company has 25 million shares of authorized undesignated preferred stock available for issuance, of which none have been issued. The Company’s board of directors has the authority, without further action by stockholders, to issue up to 25 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of December 31, 2022 and 2021, no shares of preferred stock were outstanding.
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
Treasury Stock
The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date and replaced the prior June 2018 authorization, of which $0.2 million remained available thereunder. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the year ended December 31, 2022, the Company repurchased 2.0 million shares for $182.3 million. At December 31, 2022, $198.3 million remained available under the repurchase program.
During the year ended December 31, 2021, the Company repurchased 1.6 million shares for $214.1 million. During the year ended December 31, 2020, the Company repurchased 0.2 million shares for $32.2 million.
Equity Incentive Plan
The Company’s 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated (the “Plan”), allows for the issuance of equity awards of up to 7.4 million shares of common stock. The Plan’s original authorization of 5.0 million shares was increased in 2019 by 2.4 million shares as approved by the Company’s stockholders on May 29, 2019. As of December 31, 2022, there were approximately 1.5 million shares of common stock available for grant. The equity awards that have been granted under the Plan consist of time-based stock options, restricted stock, restricted stock units, and performance restricted stock units, which are described below.

Stock-Based Compensation
The Company recognized the impact of stock-based compensation in its consolidated statement of income for the years ended December 31, 2022, 2021, and 2020 and did not capitalize any amounts on the consolidated balance sheet. In the years ended December 31, 2022, 2021, and 2020 the Company recorded stock-based compensation expense of $28.1 million, $23.1 million, and $21.0 million, respectively. Stock-based compensation expense of $26.1 million, $21.0 million, and $19.1 million was recorded in selling, general and administrative expenses in the years ended December 31, 2022, 2021, and 2020, respectively, and $2.0 million, $2.1 million, and $1.9 million was recorded in cost of services, respectively, in the consolidated statement of income in relation to all awards granted under the equity incentive plans. Stock-based compensation expense generated a deferred income tax benefit of $6.5 million, $5.2 million, and $5.5 million in the years ended December 31, 2022, 2021 and 2020, respectively.
The net income tax benefits realized from the exercise or expiration of stock options and vesting of restricted stock in the years ended December 31, 2022, 2021, and 2020 were $2.7 million, $11.8 million, and $20.1 million, respectively, inclusive of net excess tax benefits realized of $2.0 million, $7.8 million, and $16.2 million in the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, there was $46.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over a weighted average remaining requisite service period of approximately two years. Estimated forfeitures are based on the Company’s historical forfeitures and is adjusted periodically based on actual results. There were no share-based awards classified as a liability during the year ended December 31, 2022.
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
Stock-based compensation expense for stock options is based on the fair value of the award on the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years ended December 31,
	2022	2021	2020
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	35.0%	33.7%	24.7%
Risk free interest rate	1.9%	0.8%	0.8%
Expected life of options (years)	5.5	5.3	5.1
Weighted average fair value per share of options granted during the period	$44.25	$48.64	$35.62
The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected stock price volatility assumption was determined using the historical volatility of the Company’s stock price over a term equal to the expected life of the options. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the years ended December 31, 2022 and 2021, the expected life of the options was based on historical exercise behavior for similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. For grants issued during the year ended December 31, 2020, the expected life of the options was calculated using the simplified method. We utilized the simplified method because the Company did not have sufficient historical exercise data over the life of awards to provide a reasonable basis upon which to estimate expected term.

The following table summarizes the stock option activity under the Company’s equity plan for the year ended December 31, 2022:

	Weighted Average Remaining Contractual Life (In years)
		Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2022	4.1	2,159,812	$119.97
Granted		194,782	126.30
Exercised		(200,086)	50.70
Forfeited/Expired		(128,519)	132.87
Outstanding at December 31, 2022	3.7	2,025,989	$126.60	$0.1
Exercisable at December 31, 2022	2.5	866,109	$108.02	$0.1
Vested and expected to vest at December 31, 2022	3.7	1,944,957	$125.98	$0.1
The fair value (pre-tax) of options that vested during the years ended December 31, 2022, 2021, and 2020 was $12.9 million, $16.6 million, and $8.6 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $12.9 million, $36.4 million, and $60.3 million, respectively. Cash proceeds from the exercise of stock options for the years ended December 31, 2022, 2021, and 2020 were $10.1 million, $30.1 million, and $31.4 million, respectively.
Restricted Stock, Restricted Stock Units, and Performance Restricted Stock Units
Restricted stock awards are granted to certain senior managers at the discretion of the board of directors as allowed under the Plan. Restricted stock awards generally vest on the earliest of the third anniversary of the grant date, a change in control of the Company, or the termination of employment by reason of death or disability, and are accounted for as non-vested stock. Restricted stock is generally sold for a price equal to 50% of the fair value of the Company’s common stock at the date of grant. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. The unvested shares of restricted stock participate equally in dividends with common stock. Restricted stock is considered legally issued at the date of grant, but is not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. All outstanding shares of restricted stock are expected to vest. Cash proceeds from the issuance of restricted stock for the year ended December 31, 2022 were $3.1 million, and for each of the years ended December 31, 2021 and 2020 were $7.4 million.
Stock-based compensation expense for restricted stock awards is based on the intrinsic value of the award on the date of grant.
The following table summarizes the restricted stock activity under the Company’s equity plan for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Non-vested restricted stock shares at January 1, 2022	251,336	$79.87
Granted	47,984	64.41
Vested	(61,951)	65.05
Non-vested restricted stock shares at December 31, 2022	237,369	$79.85	$0.5
The fair value of restricted shares vested during the years ended December 31, 2022, 2021, and 2020 was $4.0 million, $5.2 million, and $4.7 million, respectively. The weighted average grant date fair value of restricted shares granted during the years ended December 31, 2022, 2021, and 2020 was $64.41, $81.80, and $87.65, respectively.
Restricted stock units are awarded to certain employees as allowed under the Plan and vest within three years after the date of the award. The awards allow for the issuance of a share of the Company’s common stock for each unit upon vesting. Restricted stock units awarded to members of the board of directors as allowed under the Plan and are vested upon award. The awards allow for the issuance of a share of the Company’s common stock for each unit upon the earliest of termination of service as a member of the board of directors or five years after the date of the award. The fair value of restricted stock unit awards is the closing market price of the Company’s common stock at the date of grant.

The following table summarizes the restricted stock unit activity under the Company’s equity plan for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Restricted stock units at January 1, 2022	34,793	$117.13
Granted	374,282	99.91
Converted	(7,692)	77.99
Forfeited	(12,861)	123.35
Restricted stock units at December 31, 2022	388,522	$101.11	$24.5
The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2022, 2021, and 2020 was $99.91, $149.09, and $124.82, respectively.
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
The following table summarizes the performance restricted stock unit activity under the Company’s equity plan for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Performance restricted stock units at January 1, 2022	26,000	$137.57
Forfeited	(16,000)	130.62
Performance restricted stock units at December 31, 2022	10,000	$148.70	$0.6
There were no performance restricted stock units granted during the year ended December 31, 2022. The weighted average grant date fair value of performance restricted stock units granted during the years ended December 31, 2021 and 2020 was $142.35 and $121.61, respectively. As of December 31, 2022, the performance restricted stock units were not deemed probable of vesting.
16. EARNINGS PER SHARE
The following tables sets forth the computation of basic and diluted earnings per share using the two-class method:

	Years ended December 31,
	2022	2021	2020

	(In thousands, except share data)
Basic earnings per share:
Net income	$80,641	$70,459	$26,992
Allocation of net income to common stockholders:
Common stock	$80,298	$70,154	$26,876
Unvested participating shares	343	305	116
Net income	$80,641	$70,459	$26,992

Weighted average common shares outstanding:
Common stock	58,344,817	60,312,690	59,533,104
Unvested participating shares	249,263	257,024	255,733
Earnings per common share:
Common stock	$1.38	$1.16	$0.45

	Years ended December 31,
	2022	2021	2020

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$80,298	$70,154	$26,876
Plus: earnings allocated to unvested participating shares	343	305	116
Less: adjusted earnings allocated to unvested participating shares	(342)	(302)	(114)
Earnings allocated to common stock	$80,299	$70,157	$26,878

Weighted average common shares outstanding:
Common stock	58,344,817	60,312,690	59,533,104
Effect of dilutive securities	145,835	558,709	776,881
Weighted average common shares outstanding — diluted	58,490,652	60,871,399	60,309,985
Earnings per common share:
Common stock	$1.37	$1.15	$0.45
Options outstanding to purchase 2.0 million shares of common stock were excluded from diluted earnings per share for the year ended December 31, 2022, and 0.9 million shares of common stock were excluded from diluted earnings per share for both the years ended December 31, 2021 and 2020, since their effect was anti-dilutive. These options may become dilutive in the future.
17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2021	$(22,332)	$(4,785)	$48	$(27,069)
Other comprehensive income (loss) before reclassifications — net of tax	(15,354)	1,909	(72)	(13,517)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	387	(3,614)	—	(3,227)
Net other comprehensive income (loss)	(15,741)	5,523	(72)	(10,290)
Balance at December 31, 2021	(38,073)	738	(24)	(37,359)
Other comprehensive income (loss) before reclassifications — net of tax	(67,065)	38,989	(214)	(28,290)
Less: amounts reclassified from accumulated other comprehensive income — net of tax	—	4,989	(9)	4,980
Net other comprehensive income (loss)	(67,065)	34,000	(205)	(33,270)
Balance at December 31, 2022	$(105,138)	$34,738	$(229)	$(70,629)
(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.

18. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services. The full service center-based child care segment includes the traditional center-based early education and child care, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home care for children and adult/elder dependents, school-age camps, virtual tutoring, pet care and self-sourced reimbursed care. The Company’s educational advisory and other services segment consists of tuition assistance and student loan repayment program management, workforce education, related educational advising, college advisory services, and an online marketplace for families and caregivers, which have been aggregated. The Company and its chief operating decision maker evaluate performance based on revenue and income from operations. Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.
Revenue and income (loss) from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Year ended December 31, 2022
Revenue	$1,493,758	$409,554	$117,175	$2,020,487
Income from operations (1)	12,937	118,788	25,860	157,585

Year ended December 31, 2021
Revenue	$1,297,208	$351,103	$106,996	$1,755,307
Income (loss) from operations (2)	(8,431)	115,173	22,276	129,018

Year ended December 31, 2020
Revenue	$1,032,266	$388,294	$94,533	$1,515,093
Income (loss) from operations (3)	(155,382)	182,938	25,778	53,334
(1)For the year ended December 31, 2022, income from operations for the full service center-based child care segment included $14.1 million of impairment losses related to fixed assets and operating lease right-of-use assets, $9.2 million of transaction costs related to acquisitions, and $1.9 million of costs incurred in relation to a cyber incident. Refer to Note 14, Fair Value Measurements, for additional information on impairment losses.
(2)For the year ended December 31, 2021, loss from operations for the full service center-based child care segment included $10.6 million of impairment losses related to fixed assets and operating lease right-of-use assets, and $0.6 million of transaction costs related to acquisitions. Refer to Note 14, Fair Value Measurements, for additional information on impairment losses.
(3)For the year ended December 31, 2020, loss from operations for the full service center-based child care segment included $26.2 million of impairment losses related to fixed assets and operating lease right-of-use assets, and income from operations for the back-up care segment included $2.1 million of impairment losses related to an equity investment. Additionally, loss from operations in the full service center-based child care segment included $6.6 million in costs primarily associated with the closure of centers, including related severance and facilities costs. Refer to Note 14, Fair Value Measurements, for additional information on impairment losses.

Refer to Note 3, Revenue Recognition, for revenue by geographic region. Fixed assets by geographic region were as follows:

	December 31,
	2022	2021	2020

	(In thousands)
North America	$326,711	$346,030	$370,275
International	244,760	252,104	258,482
Total fixed assets	$571,471	$598,134	$628,757
The classification “North America” is comprised of the Company’s United States, Canada and Puerto Rico operations and the classification “International” includes the Company’s United Kingdom, Netherlands, Australia and India operations. On July 1, 2022, the Company acquired Only About Children, an operator of approximately 75 child care centers in Australia. Refer to Note 5, Acquisitions, for additional information. During the year ended December 31, 2020, the Company divested its child care center business and ceased to operate its two centers in Canada. Fixed assets in the United States were substantially all of the fixed assets in North America, and fixed assets in the United Kingdom were $186.5 million, $213.5 million, and $225.0 million at December 31, 2022, 2021, and 2020, respectively. Fixed assets associated with other countries were less than 10% of total fixed assets.
19. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees in the United States. To be eligible for the 401(k) Plan, an employee must be at least 20 years of age and have completed their eligibility period of 60 days of service from date of hire. The 401(k) Plan is funded by elective employee contributions of up to 75% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. Expense under the 401(k) Plan, consisting of Company contributions and plan administrative expenses paid by the Company, totaled approximately $4.5 million, $4.1 million, and $3.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company maintains other defined contribution and defined benefit pension plans that cover eligible employees in the United Kingdom, the Netherlands and Australia. These plans are generally funded by employee and employer contributions. Expense under these plans, including employer contributions, totaled approximately $13.0 million, $10.2 million and $9.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company maintains a Non-qualified Deferred Compensation Plan (the “NQDC Plan”) for eligible employees. Eligible employees are employees who have capped contribution levels in the existing 401(k) Plan due to the thresholds dictated by the IRS definition of “highly compensated” employees, as well as other employees at the Company’s discretion. The NQDC Plan is funded by elective employee contributions of up to 50% of their base compensation and up to 100% of other forms of compensation, as defined. Under the NQDC Plan, the Company matches 25% of employee contributions for each participant up to $2,500. The Company holds investments in company-owned life insurance policies to offset the Company’s liabilities under the NQDC Plan. Total investments included in prepaid expenses and other current assets and in other assets in the consolidated balance sheet were $0.7 million and $16.0 million, respectively, at December 31, 2022. NQDC Plan liabilities, included in other current and long-term liabilities in the consolidated balance sheet, were $0.7 million and $16.1 million at December 31, 2022, respectively. At December 31, 2021, total investments included in prepaid expenses and other current assets and in other assets in the consolidated balance sheet were $1.0 million, and $16.1 million. respectively. NQDC Plan liabilities, included in other current and long-term liabilities in the consolidated balance sheet, were $1.0 million and $16.2 million at December 31, 2021, respectively.
20. COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company has 142 letters of credit outstanding used to guarantee certain rent payments for up to $12.3 million. These letters of credit are secured by cash deposits included in other assets in the consolidated balance sheet. Additionally, letters of credit of $5.2 million reduce availability in the revolving credit facility. No amounts have been drawn against these letters of credit.

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
Insurance and Regulatory
The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan. Additionally, a portion of the general liability coverage is provided by the Company’s wholly-owned captive insurance entity. Management believes that the amounts accrued for these obligations are sufficient and that ultimate settlement of such claims or costs associated with claims made under these plans will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The net assets of the captive insurance subsidiary were not material to the consolidated financial statements as of December 31, 2022 and 2021, respectively.
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
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, such disclosure controls and procedures were effective.
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

Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Consistent with published SEC guidance, management excluded from its assessment of internal control over financial reporting Only About Children, which was acquired on July 1, 2022, whose assets and revenue constituted 5.0% and 3.5%, respectively, of the consolidated financial statements as of and for the year ended December 31, 2022.
Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of the Independent Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which follows below.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Bright Horizons Family Solutions Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Only About Children, which was acquired on July 1, 2022, and whose assets and revenue constitute 5.0% and 3.5%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Only About Children.
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
February 28, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.” The remaining information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2022 (the “Definitive Proxy Statement”) and is incorporated herein by reference.
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
3.1
Form of Second Restated Certificate of Incorporation of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

3.2
Amended and Restated Bylaws of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-K, File No. 001-35780, filed March 15, 2017)

4.1
Description of Registrant's Securities registered pursuant to the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, File No. 001-35780, filed March 1, 2021)

10.1.1
Credit Agreement, as amended and restated as of November 7, 2016, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., JPMorgan Chase Bank, N.A., the Lenders and other parties thereto, as previously named (incorporated by reference to Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K, filed March 1, 2017)

Exhibit Number	Exhibit Title
10.1.2
Amendment Agreement, dated as of November 23, 2021, including the Second Amended and Restated Credit Agreement, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as the 2021 Term B Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 24, 2021)

10.1.3*
First Amendment to Second Amended and Restated Credit Agreement, dated December 21, 2022, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as the 2021 Term B Lender, and the other Lenders party thereto

10.2†	Bright Horizons Family Solutions Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed on February 27, 2020)
10.3†
Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(1) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

10.4†
Form of Non-Statutory Stock Option Agreement (Employees) under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6(2) to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed November 9, 2012)

10.5†
Bright Horizons Family Solutions Inc. 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated Effective as of June 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.6†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Elizabeth Boland (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)

10.7†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-184579, filed October 24, 2012)
10.8†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)
10.9†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and Mary Lou Burke (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 1, 2017)

10.10†	2012 Omnibus Long-Term Incentive Plan, as Amended and Restated effective as of May 29, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 30, 2019)
10.11†	Sub-Plan for U.K. Employees under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 9, 2019)
10.12†
Form of Non-Statutory Stock Option Agreement (Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 30, 2019)

10.13†
Form of Restricted Stock Agreement (Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed May 30, 2019)

10.14†
Form of Restricted Stock Unit Agreement (Directors) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed May 30, 2019)

10.15†	Form of Restricted Stock Agreement under 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)
10.16†
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

10.18†	Bright Horizons Family Solutions Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)
10.19†
Form of Non-Statutory Stock Option Agreement (Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

Exhibit Number	Exhibit Title
10.20†
Form of Restricted Stock Unit Agreement (Directors) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.21†
Form of Restricted Stock Agreement under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.22†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and John Casagrande (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed on February 27, 2020)

10.23†
Consulting Agreement between Bright Horizons Family Solutions LLC and Maribeth Bearfield, dated as of March 31, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on May 6, 2022)

10.24*†	Amended and Restated Service Agreement between Bright Horizons Family Solutions Limited and Rosamund Marshall, dated as July 1, 2022
10.25*†	Severance Agreement between Bright Horizons Family Solutions LLC and Mandy Berman, dated as of February 21, 2023
10.26
Share Sale Agreement, by and among Nemo (BC) Cayman, LP, BlueTang OpCo Pty Ltd and Bright Horizons Family Solutions LLC, dated May 3, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2022) (1)

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
Date: February 28, 2023

Bright Horizons Family Solutions Inc.
By:	/s/ Stephen H. Kramer
Name:	Stephen H. Kramer
Title:	Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen H. Kramer	Director, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2023
Stephen H. Kramer

/s/ Elizabeth Boland	Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Elizabeth Boland

/s/ Jason Janoff	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
Jason Janoff

/s/ David Lissy	Director, Chair	February 28, 2023
David Lissy

/s/ Lawrence Alleva	Director	February 28, 2023
Lawrence Alleva

/s/ Julie Atkinson	Director	February 28, 2023
Julie Atkinson

/s/ Joshua Bekenstein	Director	February 28, 2023
Joshua Bekenstein

/s/ Jordan Hitch	Director	February 28, 2023
Jordan Hitch

/s/ Sara Lawrence-Lightfoot	Director	February 28, 2023
Sara Lawrence-Lightfoot

/s/ Cathy E. Minehan	Director	February 28, 2023
Cathy E. Minehan

/s/ Laurel Richie	Director	February 28, 2023
Laurel Richie

/s/ Mary Ann Tocio	Director	February 28, 2023
Mary Ann Tocio