Form 10-Q
period 2023-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2023-05-08
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of April 24, 2023, there were 57,811,213 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$44,629	$36,224
Accounts receivable — net of allowance for credit losses of $2,649 and $2,947 at March 31, 2023 and December 31, 2022, respectively	230,769	217,170
Prepaid expenses and other current assets	95,966	94,316
Total current assets	371,364	347,710
Fixed assets — net	575,440	571,471
Goodwill	1,731,758	1,727,852
Other intangible assets — net	237,255	245,574
Operating lease right-of-use assets	796,257	801,626
Other assets	93,277	104,636
Total assets	$3,805,351	$3,798,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,000	$16,000
Borrowings under revolving credit facility	44,500	84,000
Accounts payable and accrued expenses	210,524	230,634
Current portion of operating lease liabilities	95,733	94,092
Deferred revenue	263,977	222,994
Other current liabilities	157,647	138,574
Total current liabilities	788,381	786,294
Long-term debt — net	957,876	961,581
Operating lease liabilities	804,821	810,403
Other long-term liabilities	95,184	100,466
Deferred revenue	8,757	8,933
Deferred income taxes	46,889	50,739
Total liabilities	2,701,908	2,718,416
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,679,676 and 57,531,130 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	58	58
Additional paid-in capital	616,305	599,422
Accumulated other comprehensive loss	(72,648)	(70,629)
Retained earnings	559,728	551,602
Total stockholders’ equity	1,103,443	1,080,453
Total liabilities and stockholders’ equity	$3,805,351	$3,798,869
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2023	2022

	(In thousands, except share data)
Revenue	$553,606	$460,409
Cost of services	431,992	350,350
Gross profit	121,614	110,059
Selling, general and administrative expenses	82,771	71,746
Amortization of intangible assets	8,198	7,149
Income from operations	30,645	31,164
Interest expense — net	(12,916)	(7,046)
Income before income tax	17,729	24,118
Income tax expense	(9,603)	(4,712)
Net income	$8,126	$19,406

Earnings per common share:
Common stock — basic	$0.14	$0.33
Common stock — diluted	$0.14	$0.33

Weighted average common shares outstanding:
Common stock — basic	57,603,866	59,094,724
Common stock — diluted	57,709,909	59,415,345
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2023	2022

	(In thousands)
Net income	$8,126	$19,406
Other comprehensive income (loss):
Foreign currency translation adjustments	6,880	(17,006)
Unrealized gain (loss) on cash flow hedges and investments, net of tax	(8,899)	18,700
Total other comprehensive income (loss)	(2,019)	1,694
Comprehensive income	$6,107	$21,100
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2023	57,531,130	$58	$599,422	$—	$(70,629)	$551,602	$1,080,453
Stock-based compensation expense			5,850				5,850
Issuance of common stock under the Equity Incentive Plan	169,798	—	12,558				12,558
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(21,252)	—	(1,525)				(1,525)
Other comprehensive loss					(2,019)		(2,019)
Net income						8,126	8,126
Balance at March 31, 2023	57,679,676	$58	$616,305	$—	$(72,648)	$559,728	$1,103,443

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2022	59,305,160	$59	$745,615	$—	$(37,359)	$470,961	$1,179,276
Stock-based compensation expense			6,096				6,096
Issuance of common stock under the Equity Incentive Plan	165,517	1	8,894				8,895
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(25,594)	—	(3,175)				(3,175)
Purchase of treasury stock				(39,686)			(39,686)
Retirement of treasury stock	(311,900)	(1)	(39,685)	39,686			—
Other comprehensive income					1,694		1,694
Net income						19,406	19,406
Balance at March 31, 2022	59,133,183	$59	$717,745	$—	$(35,665)	$490,367	$1,172,506
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2023	2022

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,126	$19,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,310	25,576
Stock-based compensation expense	5,850	6,096
Deferred income taxes	(597)	376
Other non-cash adjustments — net	2,478	159
Changes in assets and liabilities:
Accounts receivable	(13,271)	22,892
Prepaid expenses and other current assets	(8,136)	(13,238)
Accounts payable and accrued expenses	(20,266)	10,621
Income taxes	5,444	272
Deferred revenue	40,249	(25,060)
Leases	1,521	1,513
Other assets	2,836	6,987
Other current and long-term liabilities	15,769	2,958
Net cash provided by operating activities	67,313	58,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(19,333)	(11,595)
Proceeds from the maturity of debt securities and sale of other investments	7,450	5,569
Purchases of debt securities and other investments	(6,225)	(3,180)
Payments and settlements for acquisitions — net of cash acquired	(121)	(147)
Net cash used in investing activities	(18,229)	(9,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	120,000	—
Payments under revolving credit facility	(159,500)	—
Principal payments of long-term debt	(4,000)	(4,000)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	4,287	8,823
Taxes paid related to the net share settlement of stock options and restricted stock	(1,525)	(3,174)
Purchase of treasury stock	—	(39,913)
Payments of contingent consideration for acquisitions	(225)	(13,865)
Net cash used in financing activities	(40,963)	(52,129)
Effect of exchange rates on cash, cash equivalents and restricted cash	(114)	(605)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,007	(3,529)
Cash, cash equivalents and restricted cash — beginning of period	51,894	265,281
Cash, cash equivalents and restricted cash — end of period	$59,901	$261,752
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three months ended March 31,
	2023	2022

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$44,629	$257,227
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	12,740	4,525
Restricted cash and cash equivalents, included in other assets	2,532	—
Total cash, cash equivalents and restricted cash — end of period	$59,901	$261,752

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$17,848	$6,168
Cash payments of income taxes	$4,903	$4,072
Cash paid for amounts included in the measurement of lease liabilities	$39,379	$33,884

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,167	$1,074
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$16,375	$8,517
Restricted stock reclassified from other current liabilities to equity upon vesting	$8,192	$3,160
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
On July 1, 2022, the Company acquired Only About Children, an operator of 75 child care centers in Australia. Refer to Note 4, Acquisitions, for additional information.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of March 31, 2023 and the unaudited condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 31, 2023 and the unaudited condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2023 and 2022, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
During the three months ended March 31, 2023, the Company recorded expense of $6.0 million for an immaterial correction of an error related to value-added tax incurred in prior periods, of which $4.3 million is included in cost of services and $1.7 million is included in selling, general and administrative expenses. Refer to Note 11, Segment Information, for additional information.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the three months ended March 31, 2023, there were no share repurchases. At March 31, 2023, $198.3 million remained available under the repurchase program. During the three months ended March 31, 2022, the Company repurchased 0.3 million shares for $39.7 million. All repurchased shares have been retired.
Government Support — During the three months ended March 31, 2023 and 2022, the Company participated in government support programs that were enacted in response to the economic impact of the COVID-19 pandemic, including availing itself of certain tax deferrals and federal block grant funding in the United States.
During the three months ended March 31, 2023 and 2022, $21.6 million and $25.3 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $7.4 million and $9.5 million, respectively, reduced the operating subsidies paid by employers for the related child care centers. Additionally during the three months ended March 31, 2023 and 2022, $0.6 million and $2.0 million, respectively, was recorded to revenue related to amounts received for tuition support.
As of March 31, 2023 and December 31, 2022, $2.5 million and $1.2 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs, and as of March 31, 2023 and December 31, 2022, $4.2 million and $4.6 million, respectively, was recorded to other current liabilities related to government support received related to future periods.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended March 31, 2023
North America	$284,584	$88,820	$27,085	$400,489
International	145,607	7,510	—	153,117
	$430,191	$96,330	$27,085	$553,606
Three months ended March 31, 2022
North America	$243,237	$75,929	$25,633	$344,799
International	110,695	4,915	—	115,610
	$353,932	$80,844	$25,633	$460,409
The classification “North America” is comprised of the Company’s United States and Puerto Rico operations and the classification “International” includes the Company’s United Kingdom, Netherlands, Australia and India operations. On July 1, 2022, the Company acquired Only About Children, an operator of 75 child care centers in Australia. Refer to Note 4, Acquisitions, for additional information.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. During the three months ended March 31, 2023 and 2022, $140.8 million and $136.5 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2022 and December 31, 2021, respectively.
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
3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of March 31, 2023 and December 31, 2022, there were no material finance leases.
Lease Expense
The components of lease expense were as follows:

	Three months ended March 31,
	2023	2022

	(In thousands)
Operating lease expense (1)	$37,968	$32,528
Variable lease expense (1)	11,175	9,944
Total lease expense	$49,143	$42,472
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.

Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	March 31, 2023	December 31, 2022

Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	6.8%	6.7%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of March 31, 2023:

Operating Leases

(In thousands)
Remainder of 2023	$104,156
2024	149,215
2025	137,901
2026	130,215
2027	121,198
Thereafter	631,336
Total lease payments	1,274,021
Less imputed interest	(373,467)
Present value of lease liabilities	900,554
Less current portion of operating lease liabilities	(95,733)
Long-term operating lease liabilities	$804,821
As of March 31, 2023, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $23.5 million. The leases are expected to commence in fiscal 2023 and have initial lease terms of approximately 12 to 15 years.
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
During the three months ended March 31, 2023, the Company paid contingent consideration of $0.2 million related to an acquisition completed in 2021, which had been recorded as a liability at the date of acquisition and is presented as cash used in financing activities in the consolidated statement of cash flows.
2022 Acquisitions
Only About Children
On July 1, 2022, the Company, through wholly-owned subsidiaries, completed the acquisition of the outstanding shares of Only About Children, a child care operator in Australia with approximately 75 early education and child care centers, for aggregate consideration of AUD$450 million (USD$310 million), which was accounted for as a business combination. The Company paid approximately AUD$300 million (USD$207 million), net of cash acquired and subject to customary purchase price adjustments, and will pay an additional USD$106.5 million 18 months after closing. In October 2022, the Company reached an agreement with the sellers on the final net working capital, resulting in a refund of AUD$2.6 million (USD$1.8 million), which was received in the fourth quarter of 2022. The present value of the deferred consideration of USD$97.7 million and USD$102.1 million at the acquisition date and March 31, 2023, respectively, is included in other current liabilities on the consolidated balance sheet.
During the year ended December 31, 2022, the Company incurred acquisition-related transaction costs of approximately $9.2 million, which were included in selling, general and administrative expenses. In addition, the Company recognized realized losses of $5.9 million in relation to foreign currency forward contracts for the purchase of Australian dollars entered into in connection with settling the purchase price for the acquisition. Refer to Note 6, Credit Arrangements and Debt Obligations, for additional information on the foreign currency forward contracts.

The purchase price for this acquisition has been allocated based on preliminary estimates of the fair values of the acquired assets and assumed liabilities at the date of acquisition as follows:

	At acquisition date as reported September 30, 2022	Measurement period adjustments	At acquisition date as reported March 31, 2023

	(In thousands)
Cash	$4,705	$—	$4,705
Accounts receivable and prepaid expenses	4,295	(54)	4,241
Fixed assets	21,702	(1,051)	20,651
Goodwill	283,466	3,422	286,888
Intangible assets	30,945	(3,377)	27,568
Operating lease right of use assets	156,678	(3,698)	152,980
Total assets acquired	501,791	(4,758)	497,033
Accounts payable and accrued expenses	17,991	137	18,128
Deferred revenue and parent deposits	6,809	62	6,871
Deferred tax liabilities	3,392	(3,392)	—
Operating lease liabilities	161,405	(1,706)	159,699
Other long-term liabilities	5,458	141	5,599
Total liabilities assumed	195,055	(4,758)	190,297
Purchase price	$306,736	$—	$306,736
The Company recorded goodwill of $286.9 million related to the full service center-based child care segment, which will not be deductible for tax purposes. Intangible assets consist of customer relationships of $19.7 million with a six year life and trade name of $7.9 million with an eleven year life.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2023, the purchase price allocation for Only About Children remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed, primarily in relation to the valuation of intangibles, fixed assets, contingencies, leases, and the Company’s assessment of tax related items.
The operating results for Only About Children are included in the consolidated results of operations from the date of acquisition, and are reported with the full service center-based child care segment. Only About Children contributed total revenue of $33.2 million during the three months ended March 31, 2023. Net income for the three months ended March 31, 2023 was not materially impacted by the acquisition of Only About Children.
The following table presents consolidated pro forma revenue as if the acquisition of Only About Children had occurred on January 1, 2021:

Pro forma (Unaudited) Three months ended March 31, 2022

(In thousands)
Revenue	$492,588
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

Other 2022 Acquisitions
During the year ended December 31, 2022, the Company acquired one center in the United States, one center in the United Kingdom, and one center in the Netherlands, in three separate business acquisitions, which were each accounted for as a business combinations. These businesses were acquired for aggregate cash consideration of $6.0 million, net of cash acquired of $0.2 million, and consideration payable of $0.2 million. The Company recorded goodwill of $5.6 million related to the full service center-based child care segment in relation to these acquisitions, of which $1.9 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $1.0 million that will be amortized over four years in relation to these acquisitions.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2023, the purchase price allocation for each of the acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, and were not material to the Company’s financial results.
During the year ended December 31, 2022, the Company paid contingent consideration of $19.1 million related to an acquisition completed in 2019 and contingent consideration of $0.2 million related to an acquisition completed in 2021. Of the total amounts paid of $19.3 million, $13.9 million had been recorded as a liability at the date of acquisition and was presented as cash used in financing activities in the consolidated statement of cash flows with remaining amounts reflected as cash used in operating activities.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Balance at January 1, 2023	$1,481,936	$206,073	$39,843	$1,727,852
Adjustments to prior year acquisitions	227	—	—	227
Effect of foreign currency translation	3,157	522	—	3,679
Balance at March 31, 2023	$1,485,320	$206,595	$39,843	$1,731,758
The Company also has intangible assets, which consisted of the following at March 31, 2023 and December 31, 2022:

March 31, 2023	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	12 years	$398,585	$(350,266)	$48,319
Trade names	10 years	19,262	(10,726)	8,536
		417,847	(360,992)	56,855
Indefinite-lived intangible assets:
Trade names	N/A	180,400	—	180,400
		$598,247	$(360,992)	$237,255

December 31, 2022	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	12 years	$398,238	$(341,918)	$56,320
Trade names	10 years	19,231	(10,236)	8,995
		417,469	(352,154)	65,315
Indefinite-lived intangible assets:
Trade names	N/A	180,259	—	180,259
		$597,728	$(352,154)	$245,574
The Company estimates that it will record amortization expense related to intangible assets existing as of March 31, 2023 as follows:

Estimated amortization expense

(In thousands)
Remainder of 2023	$24,232
2024	16,534
2025	5,631
2026	4,579
2027	2,310
Thereafter	3,569
$56,855
6. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company’s senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”) and a $400 million term loan A facility (“term loan A” and together with term loan B, the “term loan facilities” or “term loans”), as well as a $400 million multi-currency revolving credit facility (“revolving credit facility”).
Long-term debt obligations were as follows:

	March 31, 2023	December 31, 2022

	(In thousands)
Term loan B	$592,500	$594,000
Term loan A	387,500	390,000
Deferred financing costs and original issue discount	(6,124)	(6,419)
Total debt	973,876	977,581
Less current maturities	(16,000)	(16,000)
Long-term debt	$957,876	$961,581
On December 21, 2022, the Company amended its existing senior secured credit facilities to replace the LIBOR-based benchmark rate with a term SOFR benchmark rate, which did not alter the applicable interest rates held in effect prior to the change. The amendment was treated as a modification and the related transaction costs were expensed as incurred.
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 6.97% and 6.49% at March 31, 2023 and December 31, 2022, respectively, and the weighted average interest rate was 6.67% and 2.34% for the three months ended March 31, 2023 and 2022, respectively, prior to the effects of any interest rate hedge arrangements. The effective interest rate for the revolving credit facility was 7.53% and 6.51% at March 31, 2023 and December 31, 2022, respectively, and the weighted average interest rate was 6.76% and 4.25% for the three months ended March 31, 2023 and 2022, respectively.

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
Revolving Credit Facility
The $400 million multi-currency revolving credit facility matures on May 26, 2026. At March 31, 2023, borrowings outstanding on the revolving credit facility were $44.5 million and letters of credit outstanding were $5.2 million, with $350.3 million available for borrowing. At December 31, 2022, borrowings outstanding on the revolving credit facility were $84.0 million and letters of credit outstanding were $5.2 million.
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
Future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
Remainder of 2023	$12,000
2024	18,500
2025	28,500
2026	351,000
2027	6,000
Thereafter	564,000
Total future principal payments	$980,000

Derivative Financial Instruments
The Company is subject to interest rate risk, as all borrowings under the senior secured credit facilities are subject to variable interest rates. The Company’s risk management policy permits using derivative instruments to manage interest rate and other risks. The Company uses interest rate caps to manage a portion of the risk related to changes in cash flows from interest rate movements. On December 21, 2022, the Company amended its existing interest rate cap agreements in conjunction with the amendment to its senior secured credit facilities, and replaced the one-month LIBOR rate with the one-month term SOFR rate.
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
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	March 31, 2023	December 31, 2022

		(In thousands)
Interest rate caps - asset	Prepaid and other current assets	$17,980	$25,464
Interest rate caps - asset	Other assets	$23,619	$28,553
The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended March 31, 2023
Cash flow hedges	$(5,264)	Interest expense — net	$6,976	$(12,240)
Income tax effect	1,405	Income tax benefit (expense)	(1,863)	3,268
Net of income taxes	$(3,859)		$5,113	$(8,972)

Three months ended March 31, 2022
Cash flow hedges	$24,913	Interest expense — net	$(103)	$25,016
Income tax effect	(6,652)	Income tax expense	(449)	(6,203)
Net of income taxes	$18,261		$(552)	$18,813

During the next 12 months, the Company estimates that a net gain of $23.0 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense related to these derivative financial instruments.
7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share using the two-class method:

	Three months ended March 31,
	2023	2022

	(In thousands, except share data)
Basic earnings per share:
Net income	$8,126	$19,406
Allocation of net income to common stockholders:
Common stock	$8,098	$19,324
Unvested participating shares	28	82
Net income	$8,126	$19,406

Weighted average common shares outstanding:
Common stock	57,603,866	59,094,724
Unvested participating shares	202,749	250,399
Earnings per common share:
Common stock	$0.14	$0.33

	Three months ended March 31,
	2023	2022

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$8,098	$19,324
Plus: earnings allocated to unvested participating shares	28	82
Less: adjusted earnings allocated to unvested participating shares	(28)	(82)
Earnings allocated to common stock	$8,098	$19,324

Weighted average common shares outstanding:
Common stock	57,603,866	59,094,724
Effect of dilutive securities	106,043	320,621
Weighted average common shares outstanding — diluted	57,709,909	59,415,345
Earnings per common share:
Common stock	$0.14	$0.33
Options outstanding to purchase 2.0 million and 1.2 million shares of common stock were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.
8. INCOME TAXES
The Company’s effective income tax rates were 54.2% and 19.5% for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax issues and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which is included in tax expense.

During the three months ended March 31, 2023, the net shortfall tax expense from stock-based compensation expense increased tax expense by $2.1 million. During the three months ended March 31, 2022, the excess tax benefit from stock-based compensation expense decreased tax expense by $2.0 million. For the three months ended March 31, 2023 and 2022, prior to the inclusion of the excess (shortfall) tax benefit (expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 30% and 27%, respectively.
The Company’s unrecognized tax benefits were $4.0 million and $3.8 million at March 31, 2023 and December 31, 2022, respectively, inclusive of interest. The Company does not expect the unrecognized tax benefits to change over the next twelve months.
The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as tax in multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service and the statute of limitations for federal tax returns is three years. The Company’s filings for the tax years 2019 through 2021 are subject to audit based upon the federal statute of limitations.
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company's filings for the tax years 2018 through 2021 are subject to audit based upon the statute of limitations.
The Company is also subject to corporate income tax for its subsidiaries located in the United Kingdom, the Netherlands, Australia, India, and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to five years.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company's net revenue or accounts receivable. No significant credit concentration risk existed at March 31, 2023.
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices or prices for similar instruments from active markets. As such, the Company’s long-term debt was classified as Level 2. As of March 31, 2023, the carrying value and estimated fair value of long-term debt was $980.0 million and $968.2 million, respectively. As of December 31, 2022, the estimated fair value approximated the carrying value of long-term debt.

Derivative Financial Instruments — The Company’s interest rate cap agreements are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps are classified as Level 2. As of March 31, 2023, the fair value of the interest rate cap agreements was $41.6 million, of which $18.0 million was recorded in prepaid expenses and other current assets and $23.6 million was recorded in other assets on the consolidated balance sheet. At December 31, 2022, the fair value of the interest rate cap agreements was $54.1 million, of which $25.5 million was recorded in prepaid expenses and other current assets and $28.6 million was recorded in other assets on the consolidated balance sheet.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificates of deposit. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets and are classified as Level 1. As of March 31, 2023, the fair value of the available-for-sale debt securities was $30.6 million and was classified based on the instruments’ maturity dates, with $16.8 million included in prepaid expenses and other current assets and $13.8 million in other assets on the consolidated balance sheet. As of December 31, 2022, the fair value of the available-for-sale debt securities was $29.6 million, with $17.7 million included in prepaid expenses and other current assets and $11.9 million in other assets on the consolidated balance sheet. At March 31, 2023 and December 31, 2022, the amortized cost was $29.6 million and $29.8 million, respectively. The debt securities held at March 31, 2023 had remaining maturities ranging from less than one year to approximately 2 years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three months ended March 31, 2023 and 2022.
Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses on the Company’s consolidated statement of income. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The key inputs to the valuations are the projections of future financial results in relation to the businesses and the company-specific discount rates. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. During the three months ended March 31, 2023, contingent consideration liabilities of $0.2 million were paid related to acquisitions completed 2021. The contingent consideration liabilities outstanding as of March 31, 2023 relate to an acquisition completed in 2021.
The following table provides a roll forward of the recurring Level 3 fair value measurements:

Three months ended March 31, 2023

(In thousands)
Balance at January 1, 2023	$8,997
Settlement of contingent consideration liabilities	(225)
Changes in fair value	418
Balance at March 31, 2023	$9,190

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive loss, which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Three months ended March 31, 2023
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2023	$(105,138)	$34,738	$(229)	$(70,629)
Other comprehensive income (loss) before reclassifications — net of tax	6,880	(3,859)	59	3,080
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	5,113	(14)	5,099
Net other comprehensive income (loss)	6,880	(8,972)	73	(2,019)
Balance at March 31, 2023	$(98,258)	$25,766	$(156)	$(72,648)

	Three months ended March 31, 2022
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2022	$(38,073)	$738	$(24)	$(37,359)
Other comprehensive income (loss) before reclassifications — net of tax	(17,006)	18,261	(113)	1,142
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	(552)	—	(552)
Net other comprehensive income (loss)	(17,006)	18,813	(113)	1,694
Balance at March 31, 2022	$(55,079)	$19,551	$(137)	$(35,665)
(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.
11. SEGMENT INFORMATION
The Company’s reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services. The full service center-based child care segment includes the traditional center-based early education and child care, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home care for children and adult/elder dependents, school-age camps, virtual tutoring, pet care and self-sourced reimbursed care. The Company’s educational advisory and other services segment consists of tuition assistance and student loan repayment program management, workforce education, related educational advising, college advisory services, and Sittercity, an online marketplace for families and caregivers, which have been aggregated. The Company and its chief operating decision maker evaluate performance based on revenue and income from operations. Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.

Revenue and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended March 31, 2023
Revenue	$430,191	$96,330	$27,085	$553,606
Income from operations	8,433	17,371	4,841	30,645

Three months ended March 31, 2022
Revenue	$353,932	$80,844	$25,633	$460,409
Income from operations	7,161	20,458	3,545	31,164
(1)For the three months ended March 31, 2023, income from operations included a value-added-tax expense of $6.0 million related to prior periods, of which $4.3 million was associated with the back-up care segment and $1.7 million was associated with the full service center-based child care segment. Refer to Note 1, Organization and Basis of Presentation, for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition and liquidity; our recovery from the COVID-19 pandemic and the impact on industry, geographic, labor, workplace and demographic trends; the timing to re-enroll and re-ramp centers as well as certain back-up care services and use types; enrollment recovery and occupancy improvement in the U.S. and internationally; our cost management and capital spending; labor costs and investments in employees and wages; future labor rates and labor markets for teachers and staff; continued contributions from our back-up care segment; availability, timing and impact of government relief and support programs; pricing strategies; leases; ability to respond to changing market conditions; our growth; our strategies; ability to regain and sustain business and strategic growth priorities; demand for services; our value proposition, client relations and partnerships; macroeconomic trends including inflation; investments in user experience, operations and strategic opportunities; impact of the Only About Children acquisition and timing of related payments; acquisitions, contributions and expected synergies; contingent consideration; our fair value estimates; goodwill from business combinations; estimates and impact of equity transactions; unrecognized tax benefits and the impact of uncertain tax positions; our effective tax rate; the outcome of tax audits, settlements and tax liabilities; impact of excess tax benefits; fluctuations and the impact of foreign currency exchange rates and interest rates; our capital allocation, share repurchase program and expected activity; amortization expense; the outcome of litigation, legal proceedings and our insurance coverage; debt securities; our interest rate cap and hedge agreements; interest expense; credit risk; the use of derivatives or other market risk sensitive instruments; our indebtedness; borrowings under our senior secured credit facilities, the need for additional debt or equity financing, and our ability to obtain such financing; our sources and uses of cash flow; our ability to fund operations and make capital expenditures and payments with cash and cash equivalents and borrowings; and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as other factors disclosed from time to time in our other filings with the SEC.
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
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
As of March 31, 2023, we had more than 1,400 client relationships with employers across a diverse array of industries, including more than 215 Fortune 500 companies. As of March 31, 2023, we operated 1,076 early education and child care centers and had the capacity to serve approximately 120,000 children and their families in the United States, the United Kingdom, the Netherlands, Australia and India.
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
Since March 2020, our global operations have been significantly impacted by the COVID-19 pandemic and the measures undertaken in response thereto. During the early stages of the pandemic, most of our child care centers were temporarily closed. We responded by quickly adapting to the changing environment and focusing on health and safety, supporting clients and their essential frontline workers and pivoting to expand back-up care solutions for clients and employees to meet the surge in need and demand. Nearly all of our centers are now re-opened. While we continue to navigate a dynamic operating environment as a result of the pandemic and disrupted staff availability as well as the effects of current macroeconomic conditions, such as inflation and fluctuations in interest rates and foreign currency exchange rates, during the three months ended March 31, 2023, we continued to see year-over-year enrollment growth as centers re-ramp. We also saw solid growth in back-up care and educational advisory and other services, as we continue to expand our portfolio of client partners, while providing high quality care and education services as we support working families and adult learners.
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	%	2022	%

	(In thousands, except percentages)
Revenue	$553,606	100.0%	$460,409	100.0%
Cost of services	431,992	78.0%	350,350	76.1%
Gross profit	121,614	22.0%	110,059	23.9%
Selling, general and administrative expenses	82,771	15.0%	71,746	15.6%
Amortization of intangible assets	8,198	1.5%	7,149	1.5%
Income from operations	30,645	5.5%	31,164	6.8%
Interest expense — net	(12,916)	(2.3)%	(7,046)	(1.6)%
Income before income tax	17,729	3.2%	24,118	5.2%
Income tax expense	(9,603)	(1.7)%	(4,712)	(1.0)%
Net income	$8,126	1.5%	$19,406	4.2%

Adjusted EBITDA (1)	$69,845	12.6%	$62,836	13.6%
Adjusted income from operations (1)	$36,685	6.6%	$31,164	6.8%
Adjusted net income (1)	$28,275	5.1%	$27,723	6.0%
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

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Revenue. Revenue increased by $93.2 million, or 20%, to $553.6 million for the three months ended March 31, 2023 from $460.4 million for the same period in 2022. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022		Change 2023 vs 2022

	(In thousands, except percentages)
Full-service center-based child care	$430,191	77.7%	$353,932	76.8%	$76,259	21.5%
Tuition	391,096	90.9%	320,221	90.5%	70,875	22.1%
Management fees and operating subsidies	39,095	9.1%	33,711	9.5%	5,384	16.0%
Back-up care	96,330	17.4%	80,844	17.6%	15,486	19.2%
Educational advisory and other services	27,085	4.9%	25,633	5.6%	1,452	5.7%
Total revenue	$553,606	100.0%	$460,409	100.0%	$93,197	20.2%
Revenue generated by the full service center-based child care segment in the three months ended March 31, 2023 increased by $76.3 million, or 22%, when compared to the same period in 2022. Revenue growth in this segment was attributable to contributions from the 75 child care centers acquired in Australia in July 2022 (“Only About Children”) and from enrollment gains and price increases at our existing child care centers. Tuition revenue increased by $70.9 million, or 22%, when compared to the prior year, due to revenue contributions during the quarter from Only About Children of $33.2 million and a 9% increase in enrollment at our existing centers. While we continue to see sequential enrollment growth at our centers, we continue to operate below pre-pandemic enrollment levels as ongoing labor market challenges and current economic conditions have slowed the recovery in both the U.S. and International markets. We expect continued occupancy improvement through the remainder of 2023, with more modest improvement in the U.K. Lower foreign currency exchange rates for our United Kingdom and Netherlands operations in the first quarter of 2023 compared to the same period in 2022 decreased 2023 tuition revenue by approximately 3%, or $9.7 million, which partially offset our revenue growth. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the year, we do not expect fluctuations in foreign currency exchange rates to have a significant impact to the full year results for 2023. Additionally, during the three months ended March 31, 2023, $0.6 million was received from government programs related to tuition support that was recorded to revenue, which is a decrease from $2.0 million received in the same period in the prior year. We expect to receive less government support in 2023 as most of the programs for which we are eligible are currently expected to end by September 2023.
Management fees and operating subsidies from employer sponsors increased by $5.4 million, or 16%, due to higher operating subsidies required to support center operations as enrollment continues to increase, and due to a decrease in funding received from government support programs. Funding received from government support programs reduce certain center operating costs, which impact the related operating subsidies. During the three months ended March 31, 2023 and 2022, such funding reduced the operating subsidy revenue due from employers by $7.4 million and $9.5 million, respectively.
Revenue generated by back-up care services in the three months ended March 31, 2023 increased by $15.5 million, or 19%, when compared to the same period in 2022. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based and in-home back-up care from new and existing clients, and expanded sales to new clients.
Revenue generated by educational advisory and other services in the three months ended March 31, 2023 increased by $1.5 million, or 6%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to contributions from sales to new clients and increased utilization from existing clients.

Cost of Services. Cost of services increased by $81.6 million, or 23%, to $432.0 million for the three months ended March 31, 2023 from $350.4 million for the same period in 2022.
Cost of services in the full service center-based child care segment increased by $64.5 million, or 22%, to $358.6 million in the three months ended March 31, 2023 when compared to the same period in 2022. The increase in cost of services was primarily associated with increased labor costs related to the increase in enrollment as well as the operating costs associated with the 75 Only About Children child care centers which were acquired July 1, 2022, and general market inflation. Personnel costs, which generally represent 70% of the costs for this segment, increased 23% primarily in connection with enrollment growth at our centers and higher average labor costs, including wage increases and premiums associated with temporary help, as well as the incremental costs associated with the Only About Children centers. Funding received from government support programs reduced center operating expenses by a total of $21.6 million in the first quarter of 2023, a decrease of $3.7 million compared to $25.3 million in government funding received in the first quarter of 2022. As noted above, a portion of the funding received from government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $7.4 million and $9.5 million in the three months ended March 31, 2023 and 2022, respectively.
Cost of services in the back-up care segment increased by $16.1 million, or 36%, to $60.6 million in the three months ended March 31, 2023, when compared to the prior year. The increase in cost of services is primarily associated with higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service delivery. In addition, cost of services includes a $4.3 million expense recorded in the three months ended March 31, 2023 related to value-added tax expense incurred in prior periods.
Cost of services in the educational advisory and other services segment increased by $1.0 million, or 9%, to $12.8 million in the three months ended March 31, 2023 when compared to the prior year, due to increased personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased by $11.6 million, or 10%, to $121.6 million for the three months ended March 31, 2023 from $110.1 million for the same period in 2022. Gross profit margin was 22% of revenue for the three months ended March 31, 2023, a decrease of approximately 2% compared to the three months ended March 31, 2022. The decrease was primarily due to value-added tax expense of $4.3 million related to prior periods.
Selling, General and Administrative Expenses (“SGA”). SGA increased by $11.0 million, or 15%, to $82.8 million for the three months ended March 31, 2023 from $71.7 million for the same period in 2022, on incremental spending to support the business as it continues to re-ramp, incremental costs associated with the Only About Children acquisition completed July 1, 2022, and the inclusion of a $1.7 million expense recorded for value-added tax expense incurred in prior periods. SGA was 15.0% of revenue for the three months ended March 31, 2023, generally consistent with the same period in 2022.
Amortization of Intangible Assets. Amortization expense on intangible assets was $8.2 million for the three months ended March 31, 2023, an increase from $7.1 million for the three months ended March 31, 2022, due to increases from intangible assets acquired in relation to the acquisitions completed in 2022, partially offset by decreases from intangible assets becoming fully amortized during the period.
Income from Operations. Income from operations decreased by $0.5 million, or 2%, to $30.6 million for the three months ended March 31, 2023 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022		Change 2023 vs 2022

	(In thousands, except percentages)
Full-service center-based child care	$8,433	2.0%	$7,161	2.0%	$1,272	17.8%
Back-up care	17,371	18.0%	20,458	25.3%	(3,087)	(15.1)%
Educational advisory and other services	4,841	17.9%	3,545	13.8%	1,296	36.6%
Income from operations	$30,645	5.5%	$31,164	6.8%	$(519)	(1.7)%

The decrease in income from operations was primarily due to the following:
•Income from operations for the full service center-based child care segment increased $1.3 million, or 18%, in the three months ended March 31, 2023 when compared to the same period in 2022 primarily due to increases in tuition revenue from enrollment growth and improved gross profit contributions, partially offset by a decrease of approximately $3 million in net contributions from government support programs and the inclusion of a $1.7 million expense recorded for value-added tax expense incurred in prior periods. We expect to receive less government support in 2023 as most of the programs for which we are eligible are currently expected to end by September 2023.
•Income from operations for the back-up care segment decreased $3.1 million, or 15%, in the three months ended March 31, 2023 when compared to the same period in 2022, due to value-added tax expense of $4.3 million related to prior periods and higher personnel, technology and marketing costs to support the growth in this segment, partially offset by contributions from the expanding revenue base from increased sales and utilization.
•Income from operations for the educational advisory and other services segment increased $1.3 million, or 37%, in the three months ended March 31, 2023 when compared to the same period in 2022 due to contributions from the expanding revenue base and cost management.
Net Interest Expense. Net interest expense increased to $12.9 million for the three months ended March 31, 2023 from $7.0 million for the same period in 2022 primarily due to increased borrowings under our revolving credit facility, higher interest rates applicable to our debt, and incremental interest associated with a deferred payment for the Only About Children acquisition. The blended weighted average interest rate for the term loans and revolving credit facility was 3.97% for three months ended March 31, 2023 compared to 2.34% for the three months ended March 31, 2022, inclusive of the effects of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 4.25% for the remainder of 2023.
Income Tax Expense. We recorded income tax expense of $9.6 million during the three months ended March 31, 2023, at an effective income tax rate of 54%, compared to an income tax expense of $4.7 million during the three months ended March 31, 2022, at an effective income tax rate of 20%. The difference between the effective income tax rate as compared to the statutory income tax rate was primarily due to the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which had a more significant impact to the effective tax rate for 2023 due to the shortfall tax expense in 2023 compared to an excess tax benefit in 2022 and unbenefited losses of foreign subsidiaries. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the three months ended March 31, 2023, the net shortfall tax expense from stock-based compensation expense increased tax expense by $2.1 million. During the three months ended March 31, 2022, the excess tax benefits decreased income tax expense by $2.0 million. For the three months ended March 31, 2023 and 2022, prior to the inclusion of the excess (shortfall) tax benefit (expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 30% and 27%, respectively.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA increased $7.0 million, or 11%, and adjusted income from operations increased $5.5 million, or 18% for the three months ended March 31, 2023 over the comparable period in 2022 primarily as a result of the increase in gross profit in the full service center-based child care segment.
Adjusted Net Income. Adjusted net income increased $0.6 million, or 2%, for the three months ended March 31, 2023 when compared to the same period in 2022, primarily due to the increase in adjusted income from operations, partially offset by higher interest expense and a higher effective tax rate.

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

	Three Months Ended March 31,
	2023	2022

	(In thousands, except share data)
Net income	$8,126	$19,406
Interest expense — net	12,916	7,046
Income tax expense	9,603	4,712
Depreciation	19,112	18,427
Amortization of intangible assets (a)	8,198	7,149
EBITDA	57,955	56,740
Additional adjustments:
Stock-based compensation expense (b)	5,850	6,096
Other costs (c)	6,040	—
Total adjustments	11,890	6,096
Adjusted EBITDA	$69,845	$62,836

Income from operations	$30,645	$31,164
Other costs (c)	6,040	—
Adjusted income from operations	$36,685	$31,164

Net income	$8,126	$19,406
Income tax expense	9,603	4,712
Income before income tax	17,729	24,118
Amortization of intangible assets (a)	8,198	7,149
Stock-based compensation expense (b)	5,850	6,096
Other costs (c)	6,040	—
Interest on deferred consideration (d)	1,454	—
Adjusted income before income tax	39,271	37,363
Adjusted income tax expense (e)	(10,996)	(9,640)
Adjusted net income	$28,275	$27,723

Weighted average common shares outstanding — diluted	57,709,909	59,415,345
Diluted adjusted earnings per common share	$0.49	$0.47
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
(c)Other costs in the three months ended March 31, 2023 consist of value-added tax expense of $6.0 million related to prior periods, of which $4.3 million was associated with the back-up care segment and $1.7 million was associated with the full service center-based child care segment. Refer to Note 1, Organization and Basis of Presentation, to our condensed consolidated financial statements for additional information.
(d)Interest on deferred consideration represents the imputed interest on the deferred consideration issued in connection with the July 1, 2022 acquisition of Only About Children, a child care operator in Australia.
(e)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 28% and 26% for the three months ended March 31, 2023 and 2022, respectively. The prior year tax rate included net excess income tax benefits related to equity transactions, which are not projected in 2023. The jurisdictional mix of the expected adjusted income before income tax for the full year will affect these estimates and the estimated effective tax rate for the year.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, stock-based compensation expense and non-recurring costs, such as value-added-tax expense related to prior periods, and, at times, other non-recurring costs, such as, impairment costs and other costs incurred due to the impact of COVID-19, transaction costs, loss on foreign currency forward contracts, and net costs incurred in relation to a cyber incident. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement.
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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory and other services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $44.6 million in cash ($59.9 million including restricted cash) at March 31, 2023, of which $31.9 million was held in foreign jurisdictions, compared to $36.2 million in cash ($51.9 million including restricted cash) at December 31, 2022, of which $22.4 million was held in foreign jurisdictions. Operations outside of North America accounted for 28% and 25% of our consolidated revenue in the three months ended March 31, 2023 and 2022, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the three months ended March 31, 2023 and 2022. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the year, we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2023.

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
Our $400 million revolving credit facility is part of our senior secured credit facilities, which also includes term loans. At March 31, 2023 and December 31, 2022, $350.3 million and $310.8 million of the revolving credit facility was available for borrowing, respectively.
We had a working capital deficit of $417.0 million and $438.6 million at March 31, 2023 and December 31, 2022, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, deferred consideration issued in relation to an acquisition and from share repurchases. We anticipate that our cash flows from operating activities will continue to improve, but will be further impacted while our center enrollment re-ramps and performance continues to recover. As we focus on the enrollment and ramping of centers, we expect to continue to prioritize our capital allocation on investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt and revolver, and payment of deferred consideration.
During the three months ended March 31, 2023 and 2022, we participated in government support programs that were enacted in response to the economic impact of the COVID-19 pandemic, including certain tax deferrals and federal block grant funding in the United States. We expect to receive less government support in 2023 as most of the programs for which we are eligible are currently expected to end by September 30, 2023. During the three months ended March 31, 2023 and 2022, $21.6 million and $25.3 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $7.4 million and $9.5 million, respectively, reduced the operating subsidy revenue due from employers for the related child care centers. Additionally, during the three months ended March 31, 2023 and 2022, amounts received for tuition support of $0.6 million and $2.0 million, respectively, were recorded to revenue. As of March 31, 2023 and December 31, 2022, $2.5 million and $1.2 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs. As of March 31, 2023 and December 31, 2022, $4.2 million and $4.6 million, respectively, was recorded to other current liabilities related to government support received related to future periods.
The board of directors authorized a share repurchase program of up to $400 million of our outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date. During the three months ended March 31, 2023, we did not make any share repurchases, and at March 31, 2023, $198.3 million remained available under the repurchase program. During the three months ended March 31, 2022, we repurchased 0.3 million shares for $39.7 million. All repurchased shares have been retired.
We believe that funds provided by operations, our existing cash balances, and borrowings available under our revolving credit facility will be adequate to fund all obligations and liquidity requirements for at least the next 12 months. However, if we were to experience renewed disruption from the COVID-19 pandemic or other similar global health crisis or if we were to undertake any significant acquisitions or make investments in the purchase of facilities for new or existing centers, we could require financing beyond our existing cash and borrowing capacity, and it could be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, if at all.

Cash Flows	Three Months Ended March 31,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$67,313	$58,558
Net cash used in investing activities	$(18,229)	$(9,353)
Net cash used in financing activities	$(40,963)	$(52,129)
Cash, cash equivalents and restricted cash — beginning of period	$51,894	$265,281
Cash, cash equivalents and restricted cash — end of period	$59,901	$261,752
Cash Provided by Operating Activities
Cash provided by operating activities was $67.3 million for the three months ended March 31, 2023, compared to $58.6 million for the same period in 2022. The increase in cash provided by operations relates primarily to the payment of $5.4 million in 2022 for contingent consideration related to the post acquisition change in fair value, which did not occur in 2023. The other changes largely offset and are due to a larger amount of cash provided by working capital when compared to the prior year, arising from the timing of billings and payments, partially offset by the decrease in net income.

Cash Used in Investing Activities
Cash used in investing activities was $18.2 million for the three months ended March 31, 2023 compared to $9.4 million for the same period in 2022, an increase of $8.8 million. The increase in cash used in investing activities was primarily related to an increase in fixed asset purchases. During the three months ended March 31, 2023, we invested $19.3 million in fixed asset purchases for new child care centers, maintenance and refurbishments in our existing centers and technology, compared to an investment of $11.6 million during the same period in the prior year. Net proceeds received from debt securities and other investments were $1.2 million in the three months ended March 31, 2023, compared to net cash provided in investments of $2.4 million during the same period in the prior year.
Cash Used in Financing Activities
Cash used in financing activities was $41.0 million for the three months ended March 31, 2023 compared to $52.1 million for the same period in 2022. The decrease in cash used in financing activities was primarily related to payments of contingent consideration for acquisitions of $0.2 million compared to $13.9 million in 2022. Share repurchases of $39.9 million in 2022 did not occur in 2023 and are largely offset by net payments related to our revolving credit facility of $39.5 million in 2023, which did not occur in 2022. Additionally, proceeds received from the exercise of stock options and the issuance and sale of restricted stock in the three months ended March 31, 2023 decreased by $4.5 million compared to the prior year due to lower volume of transactions. Proceeds from the exercise of stock options were $4.3 million in the three months ended March 31, 2023 and proceeds received from the exercise of stock options and the issuance and sale of restricted stock were $8.8 million during the same period in 2022.
Debt
Our senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”), a $400 million term loan A facility (“term loan A”) and a $400 million multi-currency revolving credit facility (“revolving credit facility”).
Long term debt obligations were as follows:

	March 31, 2023	December 31, 2022

	(In thousands)
Term loan B	$592,500	$594,000
Term loan A	387,500	390,000
Deferred financing costs and original issue discount	(6,124)	(6,419)
Total debt	973,876	977,581
Less current maturities	(16,000)	(16,000)
Long-term debt	$957,876	$961,581
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
The revolving credit facility matures on May 26, 2026. At March 31, 2023, borrowings outstanding on the revolving credit facility were $44.5 million and letters of credit outstanding were $5.2 million. At December 31, 2022, borrowings outstanding on the revolving credit facility were $84.0 million and letters of credit outstanding were $5.2 million.

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
The blended weighted average interest rate for the term loans and revolving credit facility was 3.97% and 2.34% for the three months ended March 31, 2023 and 2022, respectively, including the impact of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 4.25% for the remainder of 2023.
The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at March 31, 2023. Refer to Note 6, Credit Arrangements and Debt Obligations, to our condensed consolidated financial statements for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
Critical Accounting Policies
For a discussion of our “Critical Accounting Policies,” refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies since December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and fluctuations in foreign currency exchange rates. We do not believe there have been material changes in our exposure to interest rate or foreign currency exchange rate fluctuations since December 31, 2022. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2022 for further information regarding market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition and operating results. We believe that these risks and uncertainties include, but are not limited to, those disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, could materially impair our business, financial condition or results of operations. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (1) (d)

January 1, 2023 to January 31, 2023	—	$—	—	$198,290
February 1, 2023 to February 28, 2023	—	$—	—	$198,290
March 1, 2023 to March 31, 2023	—	$—	—	$198,290
	—		—
(1)     The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date. All repurchased shares have been retired.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
10.1*†	Form of Restricted Stock Unit Agreement (U.S. Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019.
10.2*†	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019.
10.3*†	Form of Performance Stock Unit Agreement (U.S. Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019.
10.4*†	Form of Restricted Stock Unit Agreement (Non-U.S. Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019.
10.5*†	Form of Non-Statutory Stock Option Agreement (Non-U.S. Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019.
10.6*†	Form of Performance Stock Unit Agreement (Non-U.S. Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019.
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	May 8, 2023	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)