Form 10-Q
period 2023-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2023-08-08
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of July 24, 2023, there were 57,876,598 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$66,011	$36,224
Accounts receivable — net of allowance for credit losses of $2,682 and $2,947 at June 30, 2023 and December 31, 2022, respectively	181,261	217,170
Prepaid expenses and other current assets	88,839	94,316
Total current assets	336,111	347,710
Fixed assets — net	580,888	571,471
Goodwill	1,767,480	1,727,852
Other intangible assets — net	231,477	245,574
Operating lease right-of-use assets	807,530	801,626
Other assets	99,879	104,636
Total assets	$3,823,365	$3,798,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,000	$16,000
Borrowings under revolving credit facility	—	84,000
Accounts payable and accrued expenses	238,808	230,634
Current portion of operating lease liabilities	97,469	94,092
Deferred revenue	239,965	222,994
Other current liabilities	165,687	138,574
Total current liabilities	757,929	786,294
Long-term debt — net	954,172	961,581
Operating lease liabilities	812,632	810,403
Other long-term liabilities	94,669	100,466
Deferred revenue	8,821	8,933
Deferred income taxes	45,374	50,739
Total liabilities	2,673,597	2,718,416
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,740,699 and 57,531,130 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	58	58
Additional paid-in capital	627,275	599,422
Accumulated other comprehensive loss	(57,887)	(70,629)
Retained earnings	580,322	551,602
Total stockholders’ equity	1,149,768	1,080,453
Total liabilities and stockholders’ equity	$3,823,365	$3,798,869
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands, except share data)
Revenue	$603,216	$490,341	$1,156,822	$950,750
Cost of services	466,653	361,816	898,645	712,166
Gross profit	136,563	128,525	258,177	238,584
Selling, general and administrative expenses	81,899	73,673	164,670	145,419
Amortization of intangible assets	9,132	7,030	17,330	14,179
Income from operations	45,532	47,822	76,177	78,986
Loss on foreign currency forward contracts	—	(5,917)	—	(5,917)
Interest expense — net	(12,219)	(7,942)	(25,135)	(14,988)
Income before income tax	33,313	33,963	51,042	58,081
Income tax expense	(12,719)	(9,018)	(22,322)	(13,730)
Net income	$20,594	$24,945	$28,720	$44,351

Earnings per common share:
Common stock — basic	$0.36	$0.42	$0.50	$0.75
Common stock — diluted	$0.35	$0.42	$0.50	$0.74

Weighted average common shares outstanding:
Common stock — basic	57,707,565	59,113,044	57,655,715	59,103,884
Common stock — diluted	57,905,424	59,252,869	57,807,667	59,334,107
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands)
Net income	$20,594	$24,945	$28,720	$44,351
Other comprehensive income (loss):
Foreign currency translation adjustments	9,456	(46,345)	16,336	(63,351)
Unrealized gain (loss) on cash flow hedges and investments, net of tax	5,305	5,007	(3,594)	23,707
Total other comprehensive income (loss)	14,761	(41,338)	12,742	(39,644)
Comprehensive income (loss)	$35,355	$(16,393)	$41,462	$4,707
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at April 1, 2023	57,679,676	$58	$616,305	$—	$(72,648)	$559,728	$1,103,443
Stock-based compensation expense			7,463				7,463
Issuance of common stock under the Equity Incentive Plan	63,137	—	3,611				3,611
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(2,114)	—	(104)				(104)
Other comprehensive income					14,761		14,761
Net income						20,594	20,594
Balance at June 30, 2023	57,740,699	$58	$627,275	$—	$(57,887)	$580,322	$1,149,768

	Three months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at April 1, 2022	59,133,183	$59	$717,745	$—	$(35,665)	$490,367	$1,172,506
Stock-based compensation expense			7,672				7,672
Issuance of common stock under the Equity Incentive Plan	50,437	—	1,730				1,730
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(18,718)	—	(1,979)				(1,979)
Purchase of treasury stock				(44,550)			(44,550)
Retirement of treasury stock	(542,034)	—	(44,550)	44,550			—
Other comprehensive loss					(41,338)		(41,338)
Net income						24,945	24,945
Balance at June 30, 2022	58,622,868	$59	$680,618	$—	$(77,003)	$515,312	$1,118,986
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2023	57,531,130	$58	$599,422	$—	$(70,629)	$551,602	$1,080,453
Stock-based compensation expense			13,313				13,313
Issuance of common stock under the Equity Incentive Plan	232,935	—	16,169				16,169
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(23,366)	—	(1,629)				(1,629)
Other comprehensive income					12,742		12,742
Net income						28,720	28,720
Balance at June 30, 2023	57,740,699	$58	$627,275	$—	$(57,887)	$580,322	$1,149,768

	Six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2022	59,305,160	$59	$745,615	$—	$(37,359)	$470,961	$1,179,276
Stock-based compensation expense			13,768				13,768
Issuance of common stock under the Equity Incentive Plan	215,954	1	10,624				10,625
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(44,312)	—	(5,154)				(5,154)
Purchase of treasury stock				(84,236)			(84,236)
Retirement of treasury stock	(853,934)	(1)	(84,235)	84,236			—
Other comprehensive loss					(39,644)		(39,644)
Net income						44,351	44,351
Balance at June 30, 2022	58,622,868	$59	$680,618	$—	$(77,003)	$515,312	$1,118,986
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2023	2022

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,720	$44,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,229	50,661
Stock-based compensation expense	13,313	13,768
Loss on foreign currency forward contracts	—	5,917
Deferred income taxes	(4,250)	(4,269)
Non-cash interest and other — net	5,434	(451)
Changes in assets and liabilities:
Accounts receivable	35,802	38,255
Prepaid expenses and other current assets	(15,845)	(5,813)
Accounts payable and accrued expenses	6,326	16,636
Income taxes	1,505	(10,899)
Deferred revenue	15,939	(43,000)
Leases	(19)	734
Other assets	10,705	12,087
Other current and long-term liabilities	26,183	7,793
Net cash provided by operating activities	180,042	125,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(40,132)	(26,186)
Proceeds from the disposal of fixed assets	17	6,940
Purchases of debt securities and other investments	(8,956)	(7,030)
Proceeds from the maturity of debt securities and sale of other investments	11,227	11,009
Payments and settlements for acquisitions — net of cash acquired	(30,884)	(3,282)
Settlement of foreign currency forward contracts	—	(4,591)
Net cash used in investing activities	(68,728)	(23,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	224,000	—
Payments under revolving credit facility	(308,000)	—
Principal payments of long-term debt	(8,000)	(8,000)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	7,382	10,554
Taxes paid related to the net share settlement of stock options and restricted stock	(1,629)	(5,154)
Purchase of treasury stock	—	(72,554)
Payments of contingent consideration for acquisitions	(225)	(13,865)
Net cash used in financing activities	(86,472)	(89,019)
Effect of exchange rates on cash, cash equivalents and restricted cash	(330)	(2,215)
Net increase in cash, cash equivalents and restricted cash	24,512	11,396
Cash, cash equivalents and restricted cash — beginning of period	51,894	265,281
Cash, cash equivalents and restricted cash — end of period	$76,406	$276,677
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six months ended June 30,
	2023	2022

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$66,011	$270,425
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	8,298	6,252
Restricted cash and cash equivalents, included in other assets	2,097	—
Total cash, cash equivalents and restricted cash — end of period	$76,406	$276,677

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$36,104	$13,458
Cash payments of income taxes	$26,128	$29,187
Cash paid for amounts included in the measurement of lease liabilities	$77,126	$64,887

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,438	$1,999
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$32,138	$29,280
Restricted stock reclassified from other current liabilities to equity upon vesting	$8,192	$3,160
Treasury stock purchases in other current liabilities	$—	$11,909
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based early education and child care, back-up child and adult/elder care, tuition assistance and student loan repayment program management, educational advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Australia, Puerto Rico and India. The Company provides services designed to help families, employers and their employees better integrate work and family life, primarily under multi-year contracts with employers who offer child care, dependent care, and workforce education services as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement.
On July 1, 2022, the Company acquired Only About Children, an operator of 75 child care centers in Australia. Refer to Note 4, Acquisitions, for additional information.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of June 30, 2023 and the unaudited condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 30, 2023 and the unaudited condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2023 and 2022, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
During the six months ended June 30, 2023, the Company recorded expense of $6.0 million for an immaterial correction of an error related to value-added tax incurred in prior periods, of which $4.3 million is included in cost of services and $1.7 million is included in selling, general and administrative expenses. Refer to Note 11, Segment Information, for additional information.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the six months ended June 30, 2023, there were no share repurchases under the repurchase program and during the six months ended June 30, 2022, the Company repurchased 0.9 million shares for $84.2 million. All repurchased shares have been retired and, at June 30, 2023, $198.3 million remained available under the Board-approved repurchase program.
Government Support — During the six months ended June 30, 2023 and 2022, the Company participated in government support programs that were enacted in response to the economic impact of the COVID-19 pandemic, including availing itself of certain tax deferrals and federal block grant funding in the United States.
During the six months ended June 30, 2023 and 2022, $35.1 million and $46.7 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $12.2 million and $16.0 million, respectively, reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the six months ended June 30, 2023 and 2022, $1.2 million and $3.4 million, respectively, was recorded to revenue related to amounts received for tuition support.
As of June 30, 2023 and December 31, 2022, $2.3 million and $1.2 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs, and as of June 30, 2023 and December 31, 2022, $2.5 million and $4.6 million, respectively, was recorded to other current liabilities related to government support received related to future periods.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended June 30, 2023
North America	$300,014	$107,121	$28,282	$435,417
International	158,517	9,282	—	167,799
	$458,531	$116,403	$28,282	$603,216
Three months ended June 30, 2022
North America	$257,822	$85,096	$27,311	$370,229
International	113,494	6,618	—	120,112
	$371,316	$91,714	$27,311	$490,341

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Six months ended June 30, 2023
North America	$584,598	$195,941	$55,367	$835,906
International	304,124	16,792	—	320,916
	$888,722	$212,733	$55,367	$1,156,822
Six months ended June 30, 2022
North America	$501,059	$161,025	$52,944	$715,028
International	224,189	11,533	—	235,722
	$725,248	$172,558	$52,944	$950,750
The classification “North America” is comprised of the Company’s United States and Puerto Rico operations and the classification “International” includes the Company’s United Kingdom, Netherlands, Australia and India operations. On July 1, 2022, the Company acquired Only About Children, an operator of 75 child care centers in Australia. Refer to Note 4, Acquisitions, for additional information.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. During the six months ended June 30, 2023 and 2022, $175.2 million and $181.0 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2022 and December 31, 2021, respectively.
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
3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of June 30, 2023 and December 31, 2022, there were no material finance leases.

Lease Expense
The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands)
Operating lease expense (1)	$39,459	$32,359	$77,427	$64,887
Variable lease expense (1)	10,565	9,768	21,740	19,712
Total lease expense	$50,024	$42,127	$99,167	$84,599
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	June 30, 2023	December 31, 2022

Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	7.0%	6.7%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of June 30, 2023:

Operating Leases

(In thousands)
Remainder of 2023	$65,902
2024	154,654
2025	143,834
2026	136,610
2027	127,193
Thereafter	667,174
Total lease payments	1,295,367
Less imputed interest	(385,266)
Present value of lease liabilities	910,101
Less current portion of operating lease liabilities	(97,469)
Long-term operating lease liabilities	$812,632
As of June 30, 2023, the Company had entered into additional operating leases with total fixed payment obligations of $23.5 million that have not yet commenced. The leases are expected to commence in fiscal 2023 and have initial lease terms of approximately 12 to 15 years.
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
2023 Acquisitions
During the six months ended June 30, 2023, the Company acquired four centers in the United States and one center in Australia, in two separate business acquisitions, which were each accounted for as a business combination. The businesses were acquired for aggregate cash consideration of $30.8 million, which is subject to adjustments from the settlement of the final working capital and acquired enrollment. The Company recorded goodwill of $29.1 million related to the full service center-based child care segment in relation to these acquisitions, of which $25.3 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $3.3 million that will be amortized over four to five years.

The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2023, the purchase price allocation for these acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
During the six months ended June 30, 2023, the Company paid contingent consideration of $0.2 million related to an acquisition completed in 2021, which had been recorded as a liability at the date of acquisition and is presented as cash used in financing activities in the consolidated statement of cash flows.
2022 Acquisitions
Only About Children
On July 1, 2022, the Company, through wholly-owned subsidiaries, completed the acquisition of the outstanding shares of Only About Children, a child care operator in Australia with approximately 75 early education and child care centers, for aggregate consideration of AUD$450 million (USD$310 million), which was accounted for as a business combination. The Company paid approximately AUD$300 million (USD$207 million), net of cash acquired and subject to customary purchase price adjustments, and will pay an additional USD$106.5 million 18 months after closing. In October 2022, the Company reached an agreement with the sellers on the final net working capital, resulting in a refund of AUD$2.6 million (USD$1.8 million), which was received in the fourth quarter of 2022. The present value of the deferred consideration of USD$97.7 million at the acquisition date and USD$103.5 million at June 30, 2023 is included in other current liabilities on the consolidated balance sheet.
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
The purchase price for this acquisition has been allocated based on estimates of the fair value of the acquired assets and assumed liabilities at the date of acquisition as follows:

	At acquisition date as reported September 30, 2022	Measurement period adjustments	At acquisition date as reported June 30, 2023

	(In thousands)
Cash	$4,705	$—	$4,705
Accounts receivable and prepaid expenses	4,295	(54)	4,241
Fixed assets	21,702	(1,051)	20,651
Goodwill	283,466	4,056	287,522
Intangible assets	30,945	(3,377)	27,568
Operating lease right of use assets	156,678	(3,706)	152,972
Total assets acquired	501,791	(4,132)	497,659
Accounts payable and accrued expenses	17,991	772	18,763
Deferred revenue and parent deposits	6,809	62	6,871
Deferred tax liabilities	3,392	(3,392)	—
Operating lease liabilities	161,405	(1,715)	159,690
Other long-term liabilities	5,458	141	5,599
Total liabilities assumed	195,055	(4,132)	190,923
Purchase price	$306,736	$—	$306,736
The Company recorded goodwill of $287.5 million related to the full service center-based child care segment, which will not be deductible for tax purposes. Intangible assets consist of customer relationships of $19.7 million with a six year life and trade name of $7.9 million with an eleven year life.
The operating results for Only About Children are included in the consolidated results of operations from the date of acquisition, and are reported with the full service center-based child care segment. Only About Children contributed total revenue of $68.7 million during the six months ended June 30, 2023. Net income for the six months ended June 30, 2023 was not materially impacted by the acquisition of Only About Children.

The following table presents consolidated pro forma revenue as if the acquisition of Only About Children had occurred on January 1, 2021:

Pro forma (Unaudited) Six months ended June 30, 2022

(In thousands)
Revenue	$1,019,667
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
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2023, the purchase price allocation for two of the acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
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
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Balance at January 1, 2023	$1,481,936	$206,073	$39,843	$1,727,852
Additions from acquisitions	29,127	—	—	29,127
Adjustments to prior year acquisitions	861	—	—	861
Effect of foreign currency translation	8,547	1,093	—	9,640
Balance at June 30, 2023	$1,520,471	$207,166	$39,843	$1,767,480

The Company also has intangible assets, which consisted of the following at June 30, 2023 and December 31, 2022:

June 30, 2023	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	12 years	$402,162	$(358,755)	$43,407
Trade names	10 years	19,555	(12,041)	7,514
		421,717	(370,796)	50,921
Indefinite-lived intangible assets:
Trade names	N/A	180,556	—	180,556
		$602,273	$(370,796)	$231,477

December 31, 2022	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	12 years	$398,238	$(341,918)	$56,320
Trade names	10 years	19,231	(10,236)	8,995
		417,469	(352,154)	65,315
Indefinite-lived intangible assets:
Trade names	N/A	180,259	—	180,259
		$597,728	$(352,154)	$245,574
The Company estimates that it will record amortization expense related to intangible assets existing as of June 30, 2023 as follows:

Estimated amortization expense

(In thousands)
Remainder of 2023	$16,236
2024	17,493
2025	5,617
2026	3,994
2027	2,865
Thereafter	4,716
$50,921
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

Long-term debt obligations were as follows:

	June 30, 2023	December 31, 2022

	(In thousands)
Term loan B	$591,000	$594,000
Term loan A	385,000	390,000
Deferred financing costs and original issue discount	(5,828)	(6,419)
Total debt	970,172	977,581
Less current maturities	(16,000)	(16,000)
Long-term debt	$954,172	$961,581
On December 21, 2022, the Company amended its existing senior secured credit facilities to replace the LIBOR-based benchmark rate with a term SOFR benchmark rate, which did not alter the applicable interest rates held in effect prior to the change. The amendment was treated as a modification and the related transaction costs were expensed as incurred.
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 7.27% and 6.49% at June 30, 2023 and December 31, 2022, respectively, and the weighted average interest rate was 6.91% and 2.56% for the six months ended June 30, 2023 and 2022, respectively, prior to the effects of any interest rate hedge arrangements. The weighted average interest rate for the revolving credit facility was 7.07% and 5.25% for the six months ended June 30, 2023 and 2022, respectively.
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
Revolving Credit Facility
The $400 million multi-currency revolving credit facility matures on May 26, 2026. At June 30, 2023, there were no borrowings outstanding on the revolving credit facility and letters of credit outstanding were $14.3 million, with $385.7 million available for borrowing. At December 31, 2022, borrowings outstanding on the revolving credit facility were $84.0 million and letters of credit outstanding were $5.2 million.
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
Future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
Remainder of 2023	$8,000
2024	18,500
2025	28,500
2026	351,000
2027	6,000
Thereafter	564,000
Total future principal payments	$976,000
Derivative Financial Instruments
The Company is subject to interest rate risk, as all borrowings under the senior secured credit facilities are subject to variable interest rates. The Company’s risk management policy permits using derivative instruments to manage interest rate and other risks. The Company uses interest rate caps to manage a portion of the risk related to changes in cash flows from interest rate movements. On December 21, 2022, the Company amended its existing interest rate cap agreements in conjunction with the amendment to its senior secured credit facilities and replaced the one-month LIBOR rate with the one-month term SOFR rate.
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
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	June 30, 2023	December 31, 2022

		(In thousands)
Interest rate caps - asset	Prepaid and other current assets	$11,591	$25,464
Interest rate caps - asset	Other assets	$37,108	$28,553

The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended June 30, 2023
Cash flow hedges	$15,312	Interest expense — net	$8,004	$7,308
Income tax effect	(4,088)	Income tax expense	(2,137)	(1,951)
Net of income taxes	$11,224		$5,867	$5,357

Three months ended June 30, 2022
Cash flow hedges	$6,847	Interest expense — net	$(68)	$6,915
Income tax effect	(1,828)	Income tax expense	18	(1,846)
Net of income taxes	$5,019		$(50)	$5,069

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Six months ended June 30, 2023
Cash flow hedges	$10,048	Interest expense — net	$14,980	$(4,932)
Income tax effect	(2,683)	Income tax expense	(4,000)	1,317
Net of income taxes	$7,365		$10,980	$(3,615)

Six months ended June 30, 2022
Cash flow hedges	$31,760	Interest expense — net	$(171)	$31,931
Income tax effect	(8,480)	Income tax expense	(431)	(8,049)
Net of income taxes	$23,280		$(602)	$23,882
During the next 12 months, the Company estimates that a net gain of $25.2 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense related to these derivative financial instruments.

7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share using the two-class method:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands, except share data)
Basic earnings per share:
Net income	$20,594	$24,945	$28,720	$44,351
Allocation of net income to common stockholders:
Common stock	$20,548	$24,840	$28,646	$44,164
Unvested participating shares	46	105	74	187
Net income	$20,594	$24,945	$28,720	$44,351

Weighted average common shares outstanding:
Common stock	57,707,565	59,113,044	57,655,715	59,103,884
Unvested participating shares	129,045	248,969	165,897	249,684
Earnings per common share:
Common stock	$0.36	$0.42	$0.50	$0.75

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$20,548	$24,840	$28,646	$44,164
Plus: earnings allocated to unvested participating shares	46	105	74	187
Less: adjusted earnings allocated to unvested participating shares	(46)	(104)	(74)	(186)
Earnings allocated to common stock	$20,548	$24,841	$28,646	$44,165

Weighted average common shares outstanding:
Common stock	57,707,565	59,113,044	57,655,715	59,103,884
Effect of dilutive securities	197,859	139,825	151,952	230,223
Weighted average common shares outstanding — diluted	57,905,424	59,252,869	57,807,667	59,334,107
Earnings per common share:
Common stock	$0.35	$0.42	$0.50	$0.74
Equity awards outstanding to purchase or receive 1.8 million and 2.0 million shares of common stock were excluded from diluted earnings per share for the three months ended June 30, 2023 and 2022, respectively, and 1.9 million and 1.6 million shares of common stock were excluded from diluted earnings per share for the six months ended June 30, 2023 and 2022, respectively, since their effect was anti-dilutive. These equity awards may become dilutive in the future.
8. INCOME TAXES
The Company’s effective income tax rates were 38.2% and 26.6% for the three months ended June 30, 2023 and 2022, respectively, and 43.7% and 23.6% for the six months ended June 30, 2023 and 2022, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax issues and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which is included in tax expense.

During the three and six months ended June 30, 2023, the net shortfall tax expense from stock-based compensation expense increased tax expense by $0.8 million and $2.9 million, respectively. During the three and six months ended June 30, 2022, the excess tax benefit from stock-based compensation expense decreased tax expense by $0.7 million and $2.7 million, respectively. For the three and six months ended June 30, 2023 and 2022, prior to the inclusion of the excess (shortfall) tax benefit (expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 28%.
The Company’s unrecognized tax benefits were $4.1 million and $3.8 million at June 30, 2023 and December 31, 2022, respectively, inclusive of interest. The Company does not expect the unrecognized tax benefits to change over the next twelve months.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed at June 30, 2023.
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices or prices for similar instruments from active markets. As such, the Company’s long-term debt was classified as Level 2. As of June 30, 2023, the carrying value and estimated fair value of long-term debt was $970.2 million and $973.8 million, respectively. As of December 31, 2022, the estimated fair value approximated the carrying value of long-term debt.

Derivative Financial Instruments — The Company’s interest rate cap agreements are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps is classified as Level 2. As of June 30, 2023, the fair value of the interest rate cap agreements was $48.7 million, of which $11.6 million was recorded in prepaid expenses and other current assets and $37.1 million was recorded in other assets on the consolidated balance sheet. At December 31, 2022, the fair value of the interest rate cap agreements was $54.1 million, of which $25.5 million was recorded in prepaid expenses and other current assets and $28.6 million was recorded in other assets on the consolidated balance sheet.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificates of deposit. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets and are classified as Level 1. As of June 30, 2023, the fair value of the available-for-sale debt securities was $25.9 million and was classified based on the instruments’ maturity dates, with $18.4 million included in prepaid expenses and other current assets and $7.5 million in other assets on the consolidated balance sheet. As of December 31, 2022, the fair value of the available-for-sale debt securities was $29.6 million, with $17.7 million included in prepaid expenses and other current assets and $11.9 million in other assets on the consolidated balance sheet. At June 30, 2023 and December 31, 2022, the amortized cost was $26.2 million and $29.8 million, respectively. The debt securities held at June 30, 2023 had remaining maturities ranging from less than one year to approximately two years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three and six months ended June 30, 2023 and 2022.
Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses on the Company’s consolidated statement of income. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The key inputs to the valuations are the projections of future financial results in relation to the businesses and the company-specific discount rates. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. During the six months ended June 30, 2023, contingent consideration liabilities of $0.2 million were paid related to an acquisition completed in 2021. The contingent consideration liabilities outstanding as of June 30, 2023 relate to an acquisition completed in 2021.
The following table provides a roll forward of the recurring Level 3 fair value measurements:

Six months ended June 30, 2023

(In thousands)
Balance at January 1, 2023	$8,997
Settlement of contingent consideration liabilities	(225)
Changes in fair value	856
Balance at June 30, 2023	$9,628

10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Six months ended June 30, 2023
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2023	$(105,138)	$34,738	$(229)	$(70,629)
Other comprehensive income (loss) before reclassifications — net of tax	16,336	7,365	(40)	23,661
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	10,980	(61)	10,919
Net other comprehensive income (loss)	16,336	(3,615)	21	12,742
Balance at June 30, 2023	$(88,802)	$31,123	$(208)	$(57,887)

	Six months ended June 30, 2022
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2022	$(38,073)	$738	$(24)	$(37,359)
Other comprehensive income (loss) before reclassifications — net of tax	(63,351)	23,280	(175)	(40,246)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	(602)	—	(602)
Net other comprehensive income (loss)	(63,351)	23,882	(175)	(39,644)
Balance at June 30, 2022	$(101,424)	$24,620	$(199)	$(77,003)
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

Revenue and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended June 30, 2023
Revenue	$458,531	$116,403	$28,282	$603,216
Income from operations	13,070	26,908	5,554	45,532

Three months ended June 30, 2022
Revenue	$371,316	$91,714	$27,311	$490,341
Income from operations (1)	19,722	25,119	2,981	47,822
(1)For the three months ended June 30, 2022, income from operations included $2.5 million of transaction costs related to acquisitions which was allocated to the full service center-based child care segment.

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Six months ended June 30, 2023
Revenue	$888,722	$212,733	$55,367	$1,156,822
Income from operations (1)	21,503	44,279	10,395	76,177

Six months ended June 30, 2022
Revenue	$725,248	$172,558	$52,944	$950,750
Income from operations (2)	26,883	45,577	6,526	78,986
(1)For the six months ended June 30, 2023, income from operations included a value-added-tax expense of $6.0 million related to prior periods, of which $4.3 million was associated with the back-up care segment and $1.7 million was associated with the full service center-based child care segment. Refer to Note 1, Organization and Basis of Presentation, for additional information.
(2)For the six months ended June 30, 2022, income from operations included $2.5 million of transaction costs related to acquisitions which was allocated to the full service center-based child care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition and liquidity; our recovery from the COVID-19 pandemic and the impact on industry, geographic, labor, workplace and demographic trends; the timing to re-enroll and re-ramp centers as well as certain back-up care services and use types; enrollment recovery and occupancy improvement in the U.S. and internationally; our center cohort occupancy levels, cost management and capital spending; labor costs and investments in employees and wages; wage rate increases, future labor rates and labor markets for teachers and staff; continued contributions from our back-up care segment; availability, timing and impact of government relief and support programs; tuition rate increases, pricing strategies; leases; ability to respond to changing market conditions; our growth; our strategies; ability to regain and sustain business and strategic growth priorities; demand for services; our value proposition, client relations and partnerships; macroeconomic trends including inflation; investments in user experience, operations and strategic opportunities; impact of the Only About Children acquisition and timing of related payments; acquisitions, contributions and expected synergies; contingent consideration; our fair value estimates; goodwill from business combinations; estimates and impact of equity transactions; unrecognized tax benefits and the impact of uncertain tax positions; our effective tax rate; the outcome of tax audits, settlements and tax liabilities; impact of excess tax benefits; fluctuations and the impact of foreign currency exchange rates and interest rates; our capital allocation, share repurchase program and expected activity; amortization expense; the outcome of litigation, legal proceedings and our insurance coverage; debt securities; our interest rate cap and foreign currency agreements; interest expense; credit risk; the use of derivatives or other market risk sensitive instruments; our indebtedness; borrowings under our senior secured credit facilities, the need for additional debt or equity financing, and our ability to obtain such financing; our sources and uses of cash flow; our ability to fund operations and make capital expenditures and payments with cash and cash equivalents and borrowings; and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
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
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
As of June 30, 2023, we had more than 1,400 client relationships with employers across a diverse array of industries, including more than 215 Fortune 500 companies. As of June 30, 2023, we operated 1,068 early education and child care centers with the capacity to serve approximately 120,000 children and their families in the United States, the United Kingdom, the Netherlands, Australia and India.
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
Since March 2020, our global operations have been significantly impacted by the COVID-19 pandemic and the measures undertaken in response thereto. During the early stages of the pandemic, most of our child care centers were temporarily closed. We responded by quickly adapting to the changing environment and focusing on health and safety, supporting clients and their essential frontline workers and pivoting to expand back-up care solutions for clients and employees to meet the surge in need and demand. Nearly all of our centers are now re-opened. While we continue to navigate a dynamic operating environment in the aftermath of the pandemic, including a challenging labor market as well as the effects of current macroeconomic conditions, such as inflation, rising interest rates and fluctuations in foreign currency exchange rates, we continue to see solid progress across our operating segments. Continued inflationary and macroeconomic pressures, including the tight labor market, could further impact expenses and our margins.
During the three months ended June 30, 2023, we saw strong year-over-year revenue and enrollment growth in our full service center-based child care segment as centers continue to re-ramp. To track our continued progress on recovery from the pandemic, we monitor same-center occupancy for a cohort of centers that, as of September 30, 2022, have been operating since the 2021 fall enrollment cycle. Same-center occupancy represents utilization for each respective center and is calculated as the average full-time enrollment divided by the total operating capacity during the period. This cohort of centers totaled 822 centers as of June 30, 2023. For the quarter ended June 30, 2023, 43% of these centers were more than 70% enrolled, 43% were between 40-70% enrolled and 14% were less than 40% enrolled.
We also saw solid growth in back-up care as we delivered a record number of traditional back-up care sessions and solid growth in our educational advisory and other services as we continue to expand our portfolio of client partners, while providing high quality care and education services as we support working families and adult learners.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	%	2022	%

	(In thousands, except percentages)
Revenue	$603,216	100.0%	$490,341	100.0%
Cost of services	466,653	77.4%	361,816	73.8%
Gross profit	136,563	22.6%	128,525	26.2%
Selling, general and administrative expenses	81,899	13.6%	73,673	15.0%
Amortization of intangible assets	9,132	1.5%	7,030	1.4%
Income from operations	45,532	7.5%	47,822	9.8%
Loss on foreign currency forward contracts	—	—%	(5,917)	(1.2)%
Interest expense — net	(12,219)	(2.0)%	(7,942)	(1.7)%
Income before income tax	33,313	5.5%	33,963	6.9%
Income tax expense	(12,719)	(2.1)%	(9,018)	(1.8)%
Net income	$20,594	3.4%	$24,945	5.1%

Adjusted EBITDA (1)	$81,914	13.6%	$83,076	16.9%
Adjusted income from operations (1)	$45,532	7.5%	$50,319	10.3%
Adjusted net income (1)	$36,839	6.1%	$42,113	8.6%
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

The following table sets forth statement of income data as a percentage of revenue for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	%	2022	%

	(In thousands, except percentages)
Revenue	$1,156,822	100.0%	$950,750	100.0%
Cost of services	898,645	77.7%	712,166	74.9%
Gross profit	258,177	22.3%	238,584	25.1%
Selling, general and administrative expenses	164,670	14.2%	145,419	15.3%
Amortization of intangible assets	17,330	1.5%	14,179	1.5%
Income from operations	76,177	6.6%	78,986	8.3%
Loss on foreign currency forward contracts	—	—%	(5,917)	(0.6)%
Interest expense — net	(25,135)	(2.2)%	(14,988)	(1.6)%
Income before income tax	51,042	4.4%	58,081	6.1%
Income tax expense	(22,322)	(1.9)%	(13,730)	(1.4)%
Net income	$28,720	2.5%	$44,351	4.7%

Adjusted EBITDA (1)	$151,759	13.1%	$145,912	15.3%
Adjusted income from operations (1)	$82,217	7.1%	$81,483	8.6%
Adjusted net income (1)	$65,114	5.6%	$69,836	7.3%
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
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Revenue. Revenue increased by $112.9 million, or 23%, to $603.2 million for the three months ended June 30, 2023 from $490.3 million for the same period in 2022. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022		Change 2023 vs 2022

	(In thousands, except percentages)
Full service center-based child care	$458,531	76.0%	$371,316	75.7%	$87,215	23.5%
Tuition	420,069	91.6%	336,884	90.7%	83,185	24.7%
Management fees and operating subsidies	38,462	8.4%	34,432	9.3%	4,030	11.7%
Back-up care	116,403	19.3%	91,714	18.7%	24,689	26.9%
Educational advisory and other services	28,282	4.7%	27,311	5.6%	971	3.6%
Total revenue	$603,216	100.0%	$490,341	100.0%	$112,875	23.0%
Revenue generated by the full service center-based child care segment in the three months ended June 30, 2023 increased by $87.2 million, or 23%, when compared to the same period in 2022. Tuition revenue increased by $83.2 million, or 25%, when compared to the prior year, due to an 8% net increase in enrollment and average tuition rate increases of approximately 7% at our existing child care centers, as well as the contribution of $35.5 million in the quarter from the 75 child care centers acquired in July 2022 (“Only About Children”). While we continue to see sequential enrollment growth at our centers, we continue to operate below pre-pandemic enrollment levels as ongoing labor market challenges and current economic conditions have slowed the recovery in both the U.S. and international markets. We expect continued occupancy improvement in relation to the same prior year periods through the remainder of 2023, with more modest improvement in the U.K. During the three months ended June 30, 2023, $0.6 million was also received from government programs related to tuition support that was recorded to revenue, which is a decrease from $1.4 million received in the same period in the prior year. We expect to receive less government support in 2023 as most of the programs for which we are eligible are currently expected to end by September 2023.

Management fees and operating subsidies from employer sponsors increased by $4.0 million, or 12%, due to higher operating subsidies required to support center operations as enrollment continues to increase, and due to a decrease in funding received from government support programs. Funding received from government support programs reduce certain center operating costs, which impact the related operating subsidies. During the three months ended June 30, 2023 and 2022, such funding reduced the operating subsidy revenue due from employers by $4.8 million and $6.5 million, respectively.
Revenue generated by back-up care services in the three months ended June 30, 2023 increased by $24.7 million, or 27%, when compared to the same period in 2022. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based, in-home and school age camp back-up care by new and existing clients, including the delivery of a record number of traditional network back-up care sessions during the quarter, as well as expanded sales to new clients.
Revenue generated by educational advisory and other services in the three months ended June 30, 2023 increased by $1.0 million, or 4%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to contributions from sales to new clients and increased utilization from existing clients.
Cost of Services. Cost of services increased by $104.9 million, or 29%, to $466.7 million for the three months ended June 30, 2023 from $361.8 million for the same period in 2022.
Cost of services in the full service center-based child care segment increased by $87.1 million, or 29%, to $384.4 million in the three months ended June 30, 2023 when compared to the same period in 2022. The increase in cost of services was primarily associated with increased labor costs related to expanded enrollment and wage rate increases, as well as the operating costs associated with the 75 Only About Children child care centers acquired July 1, 2022. Personnel costs, which generally represent 70% of the costs for this segment, increased 32%, or 22% excluding the incremental costs associated with the Only About Children centers. In addition to the personnel costs for the incremental 8% net enrollment noted above and premiums associated with the deployment of temporary staff to meet enrollment demand, we have invested in higher wages for our center staff, resulting in an increase of approximately 8% to the average hourly wage in 2023 compared to 2022. Funding received from government support programs reduced center operating expenses by a total of $13.5 million in the second quarter of 2023, a decrease of $7.9 million compared to $21.4 million in government funding received in the second quarter of 2022. As noted above, a portion of the funding received from government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $4.8 million and $6.5 million in the three months ended June 30, 2023 and 2022, respectively.
Cost of services in the back-up care segment increased by $18.3 million, or 36%, to $69.0 million in the three months ended June 30, 2023, when compared to the prior year. The increase in cost of services is primarily associated with higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service delivery.
Cost of services in the educational advisory and other services segment decreased by $0.5 million, or 4%, to $13.3 million in the three months ended June 30, 2023 when compared to the prior year, due to improved efficiency in service delivery.
Gross Profit. Gross profit increased by $8.1 million, or 6%, to $136.6 million for the three months ended June 30, 2023 from $128.5 million for the same period in 2022. Gross profit margin was 23% of revenue for the three months ended June 30, 2023, a decrease of approximately 3% compared to the three months ended June 30, 2022. The decrease was primarily due to increased labor costs, higher back-up care provider fees and a decrease in government support.
Selling, General and Administrative Expenses (“SGA”). SGA increased by $8.2 million, or 11%, to $81.9 million for the three months ended June 30, 2023 from $73.7 million for the same period in 2022, due to incremental spending to support the business as it continues to re-ramp, and incremental overhead associated with the Only About Children acquisition completed July 1, 2022. SGA was 13.6% of revenue for the three months ended June 30, 2023, a decrease of approximately 1% from the same period in 2022.
Amortization of Intangible Assets. Amortization expense on intangible assets was $9.1 million for the three months ended June 30, 2023, an increase from $7.0 million for the three months ended June 30, 2022, due to increases from intangible assets acquired in relation to the acquisitions completed in 2022 and 2023, partially offset by decreases from intangible assets becoming fully amortized during the period.

Income from Operations. Income from operations decreased by $2.3 million, or 5%, to $45.5 million for the three months ended June 30, 2023 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022		Change 2023 vs 2022

	(In thousands, except percentages)
Full service center-based child care	$13,070	2.9%	$19,722	5.3%	$(6,652)	(33.7)%
Back-up care	26,908	23.1%	25,119	27.4%	1,789	7.1%
Educational advisory and other services	5,554	19.6%	2,981	10.9%	2,573	86.3%
Income from operations	$45,532	7.5%	$47,822	9.8%	$(2,290)	(4.8)%
The decrease in income from operations was primarily due to the following:
•Income from operations for the full service center-based child care segment decreased $6.7 million, or 34%, in the three months ended June 30, 2023 when compared to the same period in 2022, primarily due to a decrease of approximately $7 million in net contributions from government support programs and increased labor costs, partially offset by increases in tuition revenue from enrollment growth and annual tuition rate increases. We expect to receive less government support in 2023 as most of the programs for which we are eligible are currently expected to end by September 2023.
•Income from operations for the back-up care segment increased $1.8 million, or 7%, in the three months ended June 30, 2023 when compared to the same period in 2022, due to contributions from increased utilization of back-up care services by new and existing clients, partially offset by increased personnel, service provider, technology and marketing costs to support the care delivery and growth in this segment.
•Income from operations for the educational advisory and other services segment increased $2.6 million, or 86%, in the three months ended June 30, 2023 when compared to the same period in 2022 due to contributions from the expanding revenue base and cost management.
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
Net Interest Expense. Net interest expense increased to $12.2 million for the three months ended June 30, 2023 from $7.9 million for the same period in 2022 primarily due to increased borrowings under our revolving credit facility, higher interest rates applicable to our debt, and incremental interest associated with a deferred payment for the Only About Children acquisition. The weighted average interest rate for the term loans and revolving credit facility was 3.89% for the three months ended June 30, 2023 compared to 2.76% for the three months ended June 30, 2022, inclusive of the effects of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 4.50% for the remainder of 2023 inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $12.7 million during the three months ended June 30, 2023, at an effective income tax rate of 38%, compared to an income tax expense of $9.0 million during the three months ended June 30, 2022, at an effective income tax rate of 27%. The difference between the effective income tax rate as compared to the statutory income tax rate was primarily due to unbenefited losses of certain foreign subsidiaries in 2023 and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which had a more significant impact to the effective tax rate for 2023 due to the shortfall tax expense in 2023 compared to an excess tax benefit in 2022. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock.

During the three months ended June 30, 2023, the net shortfall tax expense from stock-based compensation expense increased tax expense by $0.8 million. During the three months ended June 30, 2022, the excess tax benefits decreased income tax expense by $0.7 million. For the three months ended June 30, 2023 and 2022, prior to the inclusion of the excess (shortfall) tax benefit (expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 28%.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA decreased $1.2 million, or 1%, and adjusted income from operations decreased $4.8 million, or 10% for the three months ended June 30, 2023 over the comparable period in 2022 primarily as a result of the decrease in gross profit in the full service center-based child care segment as a result of reduced funding from government support programs and increased labor costs, partially offset by incremental gross profit contributions from the back-up care segment, resulting from higher utilization of back-up care services, and from expanded sales of educational advisory services.
Adjusted Net Income. Adjusted net income decreased $5.3 million, or 13%, for the three months ended June 30, 2023 when compared to the same period in 2022, primarily due to the decrease in adjusted income from operations, higher interest expense and a higher effective tax rate.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Revenue. Revenue increased by $206.1 million, or 22%, to $1.2 billion for the six months ended June 30, 2023 from $1.0 billion for the same period in 2022. The following table summarizes the revenue and percentage of total revenue for each of our segments for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022		Change 2023 vs 2022

	(In thousands, except percentages)
Full service center-based child care	$888,722	76.8%	$725,248	76.3%	$163,474	22.5%
Tuition	811,165	91.3%	657,106	90.6%	154,059	23.4%
Management fees and operating subsidies	77,557	8.7%	68,142	9.4%	9,415	13.8%
Back-up care	212,733	18.4%	172,558	18.1%	40,175	23.3%
Educational advisory and other services	55,367	4.8%	52,944	5.6%	2,423	4.6%
Total revenue	$1,156,822	100.0%	$950,750	100.0%	$206,072	21.7%
Revenue generated by the full service center-based child care segment in the six months ended June 30, 2023 increased by $163.5 million, or 23%, when compared to the same period in 2022. Tuition revenue increased by $154.1 million, or 23%, when compared to the prior year, on a 7% net increase in enrollment and average tuition rate increases of approximately 7% at our existing child care centers, as well as contributions of $68.7 million from Only About Children during the period. As noted above, while enrollment in our centers continues to improve, our centers continue to operate below pre-COVID-19 enrollment levels as the ongoing labor market challenges and current economic conditions have slowed the recovery in both the U.S. and international markets. We expect continued occupancy improvement in relation to the same prior year periods through the remainder of 2023, with more modest improvement in the U.K. During the six months ended June 30, 2023, $1.2 million was also received from government programs related to tuition support that was recorded to revenue, which is a decrease from $3.4 million received in the same period in the prior year. Lower foreign currency exchange rates for our United Kingdom and Netherlands operations partially offset our revenue growth decreasing 2022 tuition revenue by approximately 1%, or $9.4 million.
Management fees and operating subsidies from employer sponsors increased by $9.4 million, or 14%, primarily due to higher operating subsidies required to support center operations as enrollment continues to increase, and due to a decrease in funding received from government support programs. Funding received from government support programs reduced certain center operating costs, which impacts the related operating subsidies. During the six months ended June 30, 2023 and 2022, such funding received from government support programs reduced the operating subsidy revenue due from employers by $12.2 million and $16.0 million, respectively.
Revenue generated by back-up care services in the six months ended June 30, 2023 increased by $40.2 million, or 23%, when compared to the same period in 2022. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based, in-home and school-age camp back-up care by new and existing clients, and expanded sales to new clients.
Revenue generated by educational advisory and other services in the six months ended June 30, 2023 increased by $2.4 million, or 5%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to contributions from sales to new clients and increased utilization from existing clients.

Cost of Services. Cost of services increased $186.4 million, or 26%, to $898.6 million for the six months ended June 30, 2023 from $712.2 million for the same period in 2022.
Cost of services in the full service center-based child care segment increased $151.6 million, or 26%, to $743.0 million in the six months ended June 30, 2023 when compared to the same period in 2022. The increase in cost of services was primarily associated with increased labor costs related to expanded enrollment and wage rate increases, as well as the operating costs associated with the 75 Only About Children child care centers acquired July 1, 2022. Personnel costs increased 28%, or 18% excluding the incremental costs associated with the Only About Children centers. In addition to the personnel costs for the incremental 7% net enrollment noted above and premiums associated with the deployment of temporary staff to meet enrollment demand, we have invested in higher wages for our center staff, resulting in an increase of approximately 8% to the average hourly wage in 2023 compared to 2022. Funding received from government support programs reduced center operating expenses by $35.1 million in 2023, a decrease of $11.6 million compared to $46.7 million in government funding received in 2022. As noted above, a portion of the funding received from government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $12.2 million and $16.0 million in the six months ended June 30, 2023 and 2022, respectively.
Cost of services in the back-up care segment increased $34.4 million, or 36%, to $129.6 million in the six months ended June 30, 2023, when compared to the prior year. The increase in cost of services is associated with higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service delivery. In addition, cost of services includes a $4.3 million expense recorded in the six months ended June 30, 2023 related to value-added tax expense incurred in prior periods.
Cost of services in the educational advisory and other services segment increased by $0.5 million, or 2%, to $26.0 million in the six months ended June 30, 2023 when compared to the prior year, due to increased personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased $19.6 million, or 8%, to $258.2 million for the six months ended June 30, 2023 from $238.6 million for the same period in 2022. Gross profit margin was 22% of revenue for the six months ended June 30, 2023 a decrease of approximately 3% compared to the six months ended June 30, 2022. The decrease was primarily due to increased labor costs, higher back-up care provider fees and a decrease in government support.
Selling, General and Administrative Expenses. SGA increased $19.3 million, or 13%, to $164.7 million for the six months ended June 30, 2023 from $145.4 million for the same period in 2022, due to incremental spending to support the business as it continues to re-ramp, incremental overhead associated with the Only About Children acquisition completed July 1, 2022, and the inclusion of a $1.7 million expense recorded for value-added tax expense incurred in prior periods. SGA was 14% of revenue for the six months ended June 30, 2023, a decrease of approximately 1% from the same period in 2022.
Amortization of Intangible Assets. Amortization expense on intangible assets was $17.3 million for the six months ended June 30, 2023, an increase from $14.2 million for the six months ended June 30, 2022 due to increases from intangible assets acquired in relation to the acquisitions completed in 2022 and 2023, partially offset by the use of the accelerated method of amortization for certain intangible assets and decreases from certain intangible assets becoming fully amortized during the period.
Income from Operations. Income from operations decreased by $2.8 million, or 4%, to $76.2 million for the six months ended June 30, 2023 when compared to the same period in 2022. The following table summarizes income from operations and percentage of revenue for each of our segments for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022		Change 2023 vs 2022

	(In thousands, except percentages)
Full service center-based child care	$21,503	2.4%	$26,883	3.7%	$(5,380)	(20.0)%
Back-up care	44,279	20.8%	45,577	26.4%	(1,298)	(2.8)%
Educational advisory and other services	10,395	18.8%	6,526	12.3%	3,869	59.3%
Income from operations	$76,177	6.6%	$78,986	8.3%	$(2,809)	(3.6)%

The decrease in income from operations was due to the following:
•Income from operations for the full service center-based child care segment decreased $5.4 million, or 20%, in the six months ended June 30, 2023 when compared to the same period in 2022 primarily due to a decrease of approximately $10 million in net contributions from government support programs, increased labor costs and the inclusion of a $1.7 million expense for value-added tax expense related to prior periods, partially offset by increases in tuition revenue from enrollment growth and annual tuition rate increases. We expect to receive less government support in 2023 as most of the programs for which we are eligible are currently expected to end by September 2023.
•Income from operations for the back-up care segment decreased $1.3 million, or 3%, in the six months ended June 30, 2023 when compared to the same period in 2022, due to value-added tax expense of $4.3 million related to prior periods and higher personnel, service provider, technology and marketing costs to support the care delivery and growth in this segment, partially offset by contributions from the expanding revenue base from increased sales and utilization.
•Income from operations for the educational advisory and other services segment increased $3.9 million, or 59%, in the six months ended June 30, 2023 when compared to the same period in 2022 due to contributions from the expanding revenue base.
Loss on Foreign Currency Forward Contracts. During the six months ended June 30, 2022, in connection with the acquisition in Australia completed on July 1, 2022, we entered into foreign currency forward contracts with a total notional value of approximately AUD$320 million, which included the expected payments for the purchase price and for letters of credit used to guarantee certain lease arrangements, to mitigate the impact of foreign currency fluctuations between signing of the definitive purchase agreement on May 3, 2022 and closing. The cash flows associated with the business combination do not meet the criteria to be designated and accounted for as cash flow hedges and, as such, foreign currency gains and losses are recorded on the consolidated statement of income. During the six months ended June 30, 2022, we recognized realized losses of $5.9 million in relation to these forward contracts due to fluctuations in the Australian dollar.
Net Interest Expense. Net interest expense increased to $25.1 million for the six months ended June 30, 2023 from $15.0 million for the same period in 2022, due to increased borrowings under our revolving credit facility, higher interest rates applicable to our debt, and incremental interest associated with a deferred payment for the Only About Children acquisition. The weighted average interest rate for the term loan and revolving credit facility was 3.93% for the six months ended June 30, 2023 compared to 2.55% for the same period in 2022, inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $22.3 million for the six months ended June 30, 2023 at an effective income tax rate of 44%, compared to an income tax expense of $13.7 million during the six months ended June 30, 2022, at an effective income tax rate of 24%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to unbenefited losses of certain foreign subsidiaries in 2023 and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock. During the six months ended June 30, 2023, the net shortfall tax expense from stock-based compensation increased tax expense by $2.9 million. During the six months ended June 30, 2022, the excess tax benefit decreased income tax by $2.7 million. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues, and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock. For the six months ended June 30, 2023 and 2022, prior to the inclusion of the excess (shortfall) tax benefit (expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 28%.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $5.8 million, or 4%, and $0.7 million, or 1%, respectively, for the six months ended June 30, 2023 over the comparable period in 2022 primarily as a result of the increase in gross profit in the full service center-based child care and back-up care segments.
Adjusted Net Income. Adjusted net income decreased $4.7 million, or 7%, for the six months ended June 30, 2023 when compared to the same period in 2022, primarily due to higher interest expense and a higher effective tax rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands, except share data)
Net income	$20,594	$24,945	$28,720	$44,351
Interest expense — net	12,219	7,942	25,135	14,988
Income tax expense	12,719	9,018	22,322	13,730
Depreciation	19,787	18,055	38,899	36,482
Amortization of intangible assets (a)	9,132	7,030	17,330	14,179
EBITDA	74,451	66,990	132,406	123,730
Additional adjustments:
Stock-based compensation expense (b)	7,463	7,672	13,313	13,768
Other costs (c)	—	2,497	6,040	2,497
Loss on foreign currency forward contracts (d)	—	5,917	—	5,917
Total adjustments	7,463	16,086	19,353	22,182
Adjusted EBITDA	$81,914	$83,076	$151,759	$145,912

Income from operations	$45,532	$47,822	$76,177	$78,986
Other costs (c)	—	2,497	6,040	2,497
Adjusted income from operations	$45,532	$50,319	$82,217	$81,483

Net income	$20,594	$24,945	$28,720	$44,351
Income tax expense	12,719	9,018	22,322	13,730
Income before income tax	33,313	33,963	51,042	58,081
Amortization of intangible assets (a)	9,132	7,030	17,330	14,179
Stock-based compensation expense (b)	7,463	7,672	13,313	13,768
Other costs (c)	—	2,497	6,040	2,497
Loss on foreign currency forward contracts (d)	—	5,917	—	5,917
Interest on deferred consideration (e)	1,471	—	2,925	—
Adjusted income before income tax	51,379	57,079	90,650	94,442
Adjusted income tax expense (f)	(14,540)	(14,966)	(25,536)	(24,606)
Adjusted net income	$36,839	$42,113	$65,114	$69,836

Weighted average common shares outstanding — diluted	57,905,424	59,252,869	57,807,667	59,334,107
Diluted adjusted earnings per common share	$0.64	$0.71	$1.13	$1.18
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
(c)Other costs in the six months ended June 30, 2023 consist of value-added tax expense of $6.0 million related to prior periods, of which $4.3 million was associated with the back-up care segment and $1.7 million was associated with the full service center-based child care segment. Other costs in the three and six months ended June 30, 2022 represent transaction costs incurred in connection with acquisitions.
(d)During the three months ended June 30, 2022, we entered into foreign currency forward contracts for the purchase of Australian dollars to satisfy the purchase price of an acquisition completed July 1, 2022. A loss of $5.9 million resulting from fluctuations in foreign currency rates was recognized during the three and six months ended June 30, 2022 in relation to these contracts.

(e)Interest on deferred consideration represents the imputed interest on the deferred consideration issued in connection with the July 1, 2022 acquisition of Only About Children, a child care operator in Australia.
(f)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 28% and 26% for the three and six months ended June 30, 2023 and 2022, respectively. The prior year tax rate included net excess income tax benefits related to equity transactions, which are not projected in 2023. The jurisdictional mix of the expected adjusted income before income tax for the full year will affect these estimates and the estimated effective tax rate for the year.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, stock-based compensation expense and non-recurring costs, such as value-added-tax expense related to prior periods, transaction costs, loss on foreign currency forward contracts and, at times, other non-recurring costs, such as, impairment costs and other costs incurred due to the impact of COVID-19 and net costs incurred in relation to a cyber incident. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to income before taxes, net income, diluted earnings per common share, net cash provided by (used in) operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. Consequently, our non-GAAP financial measures should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP and included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We understand that although adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory and other services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $66.0 million in cash ($76.4 million including restricted cash) at June 30, 2023, of which $31.9 million was held in foreign jurisdictions, compared to $36.2 million in cash ($51.9 million including restricted cash) at December 31, 2022, of which $22.4 million was held in foreign jurisdictions. Operations outside of North America accounted for 28% and 25% of our consolidated revenue in the six months ended June 30, 2023 and 2022, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the six months ended June 30, 2023 and 2022. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the year, we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2023.
On July 1, 2022, we completed the acquisition of the outstanding shares of Only About Children, a child care operator in Australia, for aggregate consideration of AUD$450 million. We paid approximately AUD$300 million (USD$207 million), net of cash acquired, and will pay an additional USD$106.5 million 18 months after closing. The initial purchase price was financed with cash on hand. In addition, we funded AUD$14.1 million (USD$9.7 million) for cash-backed guarantees for leases that were recorded as restricted cash on our consolidated balance sheet. During the three months ended June 30, 2023, the cash-backed guarantees were replaced with letters of credit under our revolving credit facility releasing the cash from restriction.
Our $400 million revolving credit facility is part of our senior secured credit facilities, which also includes term loans. At June 30, 2023 and December 31, 2022, $385.7 million and $310.8 million of the revolving credit facility, respectively, was available for borrowing.
We had a working capital deficit of $421.8 million and $438.6 million at June 30, 2023 and December 31, 2022, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, deferred consideration issued in relation to an acquisition and from share repurchases. We anticipate that our cash flows from operating activities will continue to improve, but will be further impacted while our center enrollment re-ramps and performance continues to recover. As we focus on the enrollment and ramping of centers, we expect to continue to prioritize our capital allocation on investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt and revolver, and payment of deferred consideration.
During the six months ended June 30, 2023 and 2022, we participated in government support programs that were enacted in response to the economic impact of the COVID-19 pandemic, including certain tax deferrals and federal block grant funding in the United States. We expect to receive less government support in 2023 as most of the programs for which we are eligible are currently expected to end by September 30, 2023. During the six months ended June 30, 2023 and 2022, $35.1 million and $46.7 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $12.2 million and $16.0 million, respectively, reduced the operating subsidy revenue due from employers for the related child care centers. Additionally, during the six months ended June 30, 2023 and 2022, amounts received for tuition support of $1.2 million and $3.4 million, respectively, were recorded to revenue. As of June 30, 2023 and December 31, 2022, $2.3 million and $1.2 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs. As of June 30, 2023 and December 31, 2022, $2.5 million and $4.6 million, respectively, was recorded to other current liabilities related to government support received related to future periods.
The board of directors authorized a share repurchase program of up to $400 million of our outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date. During the six months ended June 30, 2023, we did not make any share repurchases under the Board-approved repurchase program, and at June 30, 2023, $198.3 million remained available for future repurchases. During the six months ended June 30, 2022, we repurchased 0.9 million shares for $84.2 million. All repurchased shares have been retired.
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

Cash Flows	Six Months Ended June 30,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$180,042	$125,770
Net cash used in investing activities	$(68,728)	$(23,140)
Net cash used in financing activities	$(86,472)	$(89,019)
Cash, cash equivalents and restricted cash — beginning of period	$51,894	$265,281
Cash, cash equivalents and restricted cash — end of period	$76,406	$276,677
Cash Provided by Operating Activities
Cash provided by operating activities was $180.0 million for the six months ended June 30, 2023, compared to $125.8 million for the same period in 2022. The increase in cash provided by operations primarily relates to higher cash provided by working capital arising from the timing of billings and payments when compared to the prior year, partially offset by the decrease in net income. Cash provided by operating activities in the six months ended June 30, 2022 includes a $5.4 million use of cash related to the post acquisition change in fair value for the settlement of a contingent consideration obligation which did not occur during the same period in 2023.
Cash Used in Investing Activities
Cash used in investing activities was $68.7 million for the six months ended June 30, 2023 compared to $23.1 million for the same period in 2022, an increase of $45.6 million. The increase in cash used in investing activities was primarily related to an increase in payments and settlements for acquisitions. During the six months ended June 30, 2023, we invested $30.9 million in acquisitions of new centers, compared to an investment of $3.3 million during the same period in the prior year. Purchases of fixed assets also increased in 2023 compared with the prior year. During the six months ended June 30, 2023, we had net investments of $40.1 million in fixed asset purchases for new child care centers, maintenance and refurbishments in our existing centers and technology, compared to net investments of $19.2 million during the same period in the prior year. Net proceeds from debt securities and other investments were $2.3 million in the six months ended June 30, 2023, compared to $4.0 million during the same period in the prior year, a net change of $1.7 million. Additionally, during the six months ended June 30, 2022 we used $4.6 million in cash to settle foreign currency arrangements, which did not occur during the same period in 2023.
Cash Used in Financing Activities
Cash used in financing activities was $86.5 million for the six months ended June 30, 2023 compared to $89.0 million for the same period in 2022. The decrease in cash used in financing activities was primarily related to payments of contingent consideration for acquisitions of $0.2 million compared to $13.9 million in 2022. Net payments related to our revolving credit facility totaled $84.0 million in 2023 and did not occur in 2022, but are largely offset by share repurchases of $72.6 million in 2022, which did not occur in 2023. Additionally, proceeds received from employee equity awards in the six months ended June 30, 2023 decreased by $3.2 million compared to the prior year due to a lower volume of transactions. Proceeds from the exercise of stock options were $7.4 million in the six months ended June 30, 2023 and proceeds received from the exercise of stock options and the issuance and sale of restricted stock were $10.6 million during the same period in 2022.
Debt
Our senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”), a $400 million term loan A facility (“term loan A”) and a $400 million multi-currency revolving credit facility (“revolving credit facility”).
Long term debt obligations were as follows:

	June 30, 2023	December 31, 2022

	(In thousands)
Term loan B	$591,000	$594,000
Term loan A	385,000	390,000
Deferred financing costs and original issue discount	(5,828)	(6,419)
Total debt	970,172	977,581
Less current maturities	(16,000)	(16,000)
Long-term debt	$954,172	$961,581

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
The revolving credit facility matures on May 26, 2026. At June 30, 2023, there were no borrowings outstanding on the revolving credit facility and letters of credit outstanding were $14.3 million. At December 31, 2022, borrowings outstanding on the revolving credit facility were $84.0 million and letters of credit outstanding were $5.2 million.
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
The blended weighted average interest rate for the term loans and revolving credit facility was 3.93% and 2.55% for the six months ended June 30, 2023 and 2022, respectively, including the impact of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 4.50% for the remainder of 2023 inclusive of the effects of the cash flow hedges.
The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at June 30, 2023. Refer to Note 6, Credit Arrangements and Debt Obligations, to our condensed consolidated financial statements for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding purchases of our common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1) (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (3) (d)

April 1, 2023 to April 30, 2023 (4)	6,930	$75.25	—	$198,290
May 1, 2023 to May 31, 2023	262	$87.61	—	$198,290
June 1, 2023 to June 30, 2023	1,113	$85.13	—	$198,290
	8,305		—
(1)The Company repurchased an aggregate of 1,375 shares during the three months ended June 30, 2023, which shares were withheld for tax payments due upon the vesting of employee restricted stock awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our share repurchase authorization. The table above does not reflect 758 shares withheld for tax payments due upon the vesting of employee restricted stock awards that we retired during the three months ended March 31, 2023 at an average price of $77.26 per share, which was inadvertently omitted from a prior filing.
(2)The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date. All repurchased shares have been retired.
(3)The number shown represents, as of the end of each period, the approximate dollar value of the Company’s outstanding common stock that may yet be purchased under the Company’s publicly announced share repurchase program as described in footnote (2) above. Such shares may be purchased, from time to time, depending on business and market conditions.
(4)During April 2023, we repurchased 6,930 shares of unvested restricted stock awards that were subject to forfeiture resulting from the grantee’s termination of service with us for an aggregate $0.5 million pursuant to the restricted stock award agreement. The purchase price was equal to the fair market value of common stock on the date of repurchase. The table above does not reflect 925 shares of unvested restricted stock awards that were subject to forfeiture resulting from the grantee’s termination of service with us and that we repurchased in February 2023 for an aggregate $0.1 million (or $78.99 per share) pursuant to the restricted stock award agreement, which repurchase was inadvertently omitted from a prior filing.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On June 5, 2023, Mary Lou Burke Afonso, Chief Operating Officer, North America Center Operations, adopted a stock trading plan for the sale of up to 14,100 shares of the Company’s common stock until March 1, 2024. This trading plan was entered during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in our securities.
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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	August 8, 2023	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)