Form 10-Q
period 2023-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2023-11-06
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of October 24, 2023, there were 57,904,906 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$40,927	$36,224
Accounts receivable — net of allowance for credit losses of $2,747 and $2,947 at September 30, 2023 and December 31, 2022, respectively	223,318	217,170
Prepaid expenses and other current assets	105,003	94,316
Total current assets	369,248	347,710
Fixed assets — net	572,356	571,471
Goodwill	1,750,568	1,727,852
Other intangible assets — net	223,381	245,574
Operating lease right-of-use assets	788,483	801,626
Other assets	98,349	104,636
Total assets	$3,802,385	$3,798,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,000	$16,000
Borrowings under revolving credit facility	29,400	84,000
Accounts payable and accrued expenses	241,578	230,634
Current portion of operating lease liabilities	96,388	94,092
Deferred revenue	210,002	222,994
Other current liabilities	150,057	138,574
Total current liabilities	743,425	786,294
Long-term debt — net	950,468	961,581
Operating lease liabilities	794,717	810,403
Other long-term liabilities	94,269	100,466
Deferred revenue	8,480	8,933
Deferred income taxes	45,606	50,739
Total liabilities	2,636,965	2,718,416
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,777,857 and 57,531,130 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	58	58
Additional paid-in capital	635,731	599,422
Accumulated other comprehensive loss	(90,670)	(70,629)
Retained earnings	620,301	551,602
Total stockholders’ equity	1,165,420	1,080,453
Total liabilities and stockholders’ equity	$3,802,385	$3,798,869
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands, except share data)
Revenue	$645,787	$540,215	$1,802,609	$1,490,965
Cost of services	488,142	411,406	1,386,787	1,123,572
Gross profit	157,645	128,809	415,822	367,393
Selling, general and administrative expenses	83,253	80,812	247,923	226,231
Amortization of intangible assets	7,568	8,948	24,898	23,127
Income from operations	66,824	39,049	143,001	118,035
Loss on foreign currency forward contracts	—	—	—	(5,917)
Interest expense — net	(12,222)	(11,707)	(37,357)	(26,695)
Income before income tax	54,602	27,342	105,644	85,423
Income tax expense	(14,623)	(9,094)	(36,945)	(22,824)
Net income	$39,979	$18,248	$68,699	$62,599

Earnings per common share:
Common stock — basic	$0.69	$0.32	$1.19	$1.06
Common stock — diluted	$0.69	$0.31	$1.18	$1.06

Weighted average common shares outstanding:
Common stock — basic	57,765,332	57,664,895	57,692,254	58,624,221
Common stock — diluted	58,045,137	57,740,013	57,886,823	58,802,742
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands)
Net income	$39,979	$18,248	$68,699	$62,599
Other comprehensive income (loss):
Foreign currency translation adjustments	(31,179)	(67,483)	(14,843)	(130,834)
Unrealized gain (loss) on cash flow hedges and investments, net of tax	(1,604)	14,016	(5,198)	37,723
Total other comprehensive loss	(32,783)	(53,467)	(20,041)	(93,111)
Comprehensive income (loss)	$7,196	$(35,219)	$48,658	$(30,512)
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at July 1, 2023	57,740,699	$58	$627,275	$—	$(57,887)	$580,322	$1,149,768
Stock-based compensation expense			7,841				7,841
Issuance of common stock under the Equity Incentive Plan	45,077	—	1,382				1,382
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(7,919)	—	(767)				(767)
Other comprehensive loss					(32,783)		(32,783)
Net income						39,979	39,979
Balance at September 30, 2023	57,777,857	$58	$635,731	$—	$(90,670)	$620,301	$1,165,420

	Three months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at July 1, 2022	58,622,868	$59	$680,618	$—	$(77,003)	$515,312	$1,118,986
Stock-based compensation expense			7,514				7,514
Issuance of common stock under the Equity Incentive Plan	13,400	—	859				859
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(3,008)	—	(278)				(278)
Purchase of treasury stock				(98,106)			(98,106)
Retirement of treasury stock	(1,132,212)	(1)	(98,105)	98,106			—
Other comprehensive loss					(53,467)		(53,467)
Net income						18,248	18,248
Balance at September 30, 2022	57,501,048	$58	$590,608	$—	$(130,470)	$533,560	$993,756
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2023	57,531,130	$58	$599,422	$—	$(70,629)	$551,602	$1,080,453
Stock-based compensation expense			21,154				21,154
Issuance of common stock under the Equity Incentive Plan	278,012	—	17,551				17,551
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(31,285)	—	(2,396)				(2,396)
Other comprehensive loss					(20,041)		(20,041)
Net income						68,699	68,699
Balance at September 30, 2023	57,777,857	$58	$635,731	$—	$(90,670)	$620,301	$1,165,420

	Nine months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2022	59,305,160	$59	$745,615	$—	$(37,359)	$470,961	$1,179,276
Stock-based compensation expense			21,282				21,282
Issuance of common stock under the Equity Incentive Plan	229,354	1	11,483				11,484
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(47,320)	—	(5,432)				(5,432)
Purchase of treasury stock				(182,342)			(182,342)
Retirement of treasury stock	(1,986,146)	(2)	(182,340)	182,342			—
Other comprehensive loss					(93,111)		(93,111)
Net income						62,599	62,599
Balance at September 30, 2022	57,501,048	$58	$590,608	$—	$(130,470)	$533,560	$993,756
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2023	2022

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,699	$62,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,732	77,958
Stock-based compensation expense	21,154	21,282
Loss on foreign currency forward contracts	—	5,917
Deferred income taxes	(3,688)	(8,209)
Non-cash interest and other — net	8,867	1,894
Changes in assets and liabilities:
Accounts receivable	(7,166)	16,369
Prepaid expenses and other current assets	(16,965)	(7,204)
Accounts payable and accrued expenses	6,549	27,122
Income taxes	1,822	(6,278)
Deferred revenue	(13,283)	(64,235)
Leases	(167)	703
Other assets	2,752	11,453
Other current and long-term liabilities	9,665	(8,393)
Net cash provided by operating activities	160,971	130,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(60,451)	(48,228)
Proceeds from the disposal of fixed assets	226	10,456
Proceeds from the maturity of debt securities and sale of other investments	15,451	16,009
Purchases of debt securities and other investments	(9,463)	(13,838)
Payments and settlements for acquisitions — net of cash acquired	(37,772)	(209,421)
Settlement of foreign currency forward contracts	—	(5,917)
Net cash used in investing activities	(92,009)	(250,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	286,000	167,000
Payments under revolving credit facility	(340,600)	(54,000)
Principal payments of long-term debt	(12,000)	(12,000)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	8,764	11,412
Taxes paid related to the net share settlement of stock options and restricted stock	(2,396)	(5,432)
Purchase of treasury stock	—	(182,570)
Payments of contingent consideration for acquisitions	(225)	(13,865)
Net cash used in financing activities	(60,457)	(89,455)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,280)	(4,018)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,225	(213,434)
Cash, cash equivalents and restricted cash — beginning of period	51,894	265,281
Cash, cash equivalents and restricted cash — end of period	$59,119	$51,847
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine months ended September 30,
	2023	2022

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$40,927	$32,604
Restricted cash and cash equivalents, included in prepaid expenses and other current assets	16,154	7,906
Restricted cash and cash equivalents, included in other assets	2,038	11,337
Total cash, cash equivalents and restricted cash — end of period	$59,119	$51,847

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$54,896	$24,973
Cash payments of income taxes	$40,946	$38,013
Cash paid for amounts included in the measurement of lease liabilities	$115,537	$104,809

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,350	$2,121
Deferred or contingent consideration issued for acquisitions	$—	$97,653
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$42,667	$44,575
Restricted stock reclassified from other current liabilities to equity upon vesting	$8,192	$3,160
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
As of September 30, 2023, we operated 1,063 early education and child care centers.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of September 30, 2023 and the unaudited condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 30, 2023 and the unaudited condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2023 and 2022, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
During the nine months ended September 30, 2023, the Company recorded expense of $6.0 million for an immaterial correction of an error related to value-added tax incurred in prior periods, of which $4.3 million is included in cost of services and $1.7 million is included in selling, general and administrative expenses. Refer to Note 11, Segment Information, for additional information.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the nine months ended September 30, 2023, there were no share repurchases under the repurchase program and during the nine months ended September 30, 2022, the Company repurchased 2.0 million shares for $182.3 million. All repurchased shares have been retired and, at September 30, 2023, $198.3 million remained available under the Board-approved repurchase program.
Government Support — During the nine months ended September 30, 2023 and 2022, the Company participated in government support programs that were enacted in response to the economic impact of the COVID-19 pandemic, including availing itself of certain tax deferrals and federal block grant funding in the United States.
During the nine months ended September 30, 2023 and 2022, $48.3 million and $68.6 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $17.2 million and $25.6 million, respectively, reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the nine months ended September 30, 2023 and 2022, $1.7 million and $4.6 million, respectively, was recorded to revenue related to amounts received for tuition support.
As of September 30, 2023 and December 31, 2022, $2.1 million and $1.2 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs, and as of September 30, 2023 and December 31, 2022, $3.3 million and $4.6 million, respectively, was recorded to other current liabilities related to government support received related to future periods.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended September 30, 2023
North America	$287,526	$154,041	$31,923	$473,490
International	157,221	15,076	—	172,297
	$444,747	$169,117	$31,923	$645,787
Three months ended September 30, 2022
North America	$243,747	$119,555	$31,053	$394,355
International	136,809	9,051	—	145,860
	$380,556	$128,606	$31,053	$540,215

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Nine months ended September 30, 2023
North America	$872,124	$349,982	$87,290	$1,309,396
International	461,345	31,868	—	493,213
	$1,333,469	$381,850	$87,290	$1,802,609
Nine months ended September 30, 2022
North America	$744,806	$280,580	$83,997	$1,109,383
International	360,998	20,584	—	381,582
	$1,105,804	$301,164	$83,997	$1,490,965
The classification “North America” is comprised of the Company’s United States and Puerto Rico operations and the classification “International” includes the Company’s United Kingdom, Netherlands, Australia and India operations. On July 1, 2022, the Company acquired Only About Children, an operator of 75 child care centers in Australia. Refer to Note 4, Acquisitions, for additional information.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. During the nine months ended September 30, 2023 and 2022, $200.7 million and $224.6 million was recognized as revenue related to the deferred revenue balance recorded at December 31, 2022 and December 31, 2021, respectively.
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

3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of September 30, 2023 and December 31, 2022, there were no material finance leases.
Lease Expense
The components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands)
Operating lease expense (1)	$38,461	$37,992	$115,888	$102,879
Variable lease expense (1)	10,572	10,264	32,312	29,976
Total lease expense	$49,033	$48,256	$148,200	$132,855
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	September 30, 2023	December 31, 2022

Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	7.0%	6.7%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of September 30, 2023:

Operating Leases

(In thousands)
Remainder of 2023	$26,767
2024	154,677
2025	144,758
2026	137,520
2027	128,226
Thereafter	674,892
Total lease payments	1,266,840
Less imputed interest	(375,735)
Present value of lease liabilities	891,105
Less current portion of operating lease liabilities	(96,388)
Long-term operating lease liabilities	$794,717
As of September 30, 2023, the Company had entered into additional operating leases with total fixed payment obligations of $18.7 million that have not yet commenced. The leases are expected to commence between the fourth quarter of fiscal 2023 and the first quarter of fiscal 2024 and have initial lease terms of approximately 12 to 15 years.

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
2023 Acquisitions
During the nine months ended September 30, 2023, the Company acquired four centers in the United States and four centers in Australia, in four separate business acquisitions, which were each accounted for as a business combination. The businesses were acquired for aggregate cash consideration of $37.6 million, which is subject to adjustments from the settlement of the final working capital and acquired enrollment. The Company recorded goodwill of $35.5 million related to the full service center-based child care segment in relation to these acquisitions, of which $25.4 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $3.7 million that will be amortized over four years.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2023, the purchase price allocation for these acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
During the nine months ended September 30, 2023, the Company paid contingent consideration of $0.2 million related to an acquisition completed in 2021, which had been recorded as a liability at the date of acquisition and is presented as cash used in financing activities in the consolidated statement of cash flows.
2022 Acquisitions
Only About Children
On July 1, 2022, the Company, through wholly-owned subsidiaries, completed the acquisition of the outstanding shares of Only About Children, a child care operator in Australia with approximately 75 early education and child care centers, for aggregate consideration of AUD$450 million (USD$310 million), which was accounted for as a business combination. The Company paid approximately AUD$300 million (USD$207 million), net of cash acquired and subject to customary purchase price adjustments, and will pay an additional USD$106.5 million 18 months after closing. In October 2022, the Company reached an agreement with the sellers on the final net working capital, resulting in a refund of AUD$2.6 million (USD$1.8 million), which was received in the fourth quarter of 2022. The present value of the deferred consideration of USD$97.7 million at the acquisition date and USD$105.0 million at September 30, 2023 is included in other current liabilities on the consolidated balance sheet.
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

The purchase price for this acquisition has been allocated based on estimates of the fair value of the acquired assets and assumed liabilities at the date of acquisition as follows:

	At acquisition date as reported September 30, 2022	Measurement period adjustments	At acquisition date as reported September 30, 2023

	(In thousands)
Cash	$4,705	$—	$4,705
Accounts receivable and prepaid expenses	4,295	(54)	4,241
Fixed assets	21,702	(1,850)	19,852
Goodwill	283,466	4,398	287,864
Intangible assets	30,945	(3,377)	27,568
Operating lease right of use assets	156,678	(4,408)	152,270
Total assets acquired	501,791	(5,291)	496,500
Accounts payable and accrued expenses	17,991	772	18,763
Deferred revenue and parent deposits	6,809	62	6,871
Deferred tax liabilities	3,392	(3,392)	—
Operating lease liabilities	161,405	(1,715)	159,690
Other long-term liabilities	5,458	(1,018)	4,440
Total liabilities assumed	195,055	(5,291)	189,764
Purchase price	$306,736	$—	$306,736
The Company recorded goodwill of $287.9 million related to the full service center-based child care segment, which will not be deductible for tax purposes. Intangible assets consist of customer relationships of $19.7 million with a six year life and trade name of $7.9 million with an eleven year life.
The operating results for Only About Children are included in the consolidated results of operations from the date of acquisition, and are reported with the full service center-based child care segment.
The following table presents consolidated pro forma revenue as if the acquisition of Only About Children had occurred on January 1, 2021:

Pro forma (Unaudited) Nine months ended September 30, 2022

(In thousands)
Revenue	$1,559,882
Other than the impact of shifting the transaction costs incurred in 2022 to 2021, consolidated pro forma net income would not materially change from the reported results. In assessing the impact to the unaudited pro forma results, we considered certain adjustments related to the acquisition, such as increased amortization expense related to the acquired intangible assets, adjusted depreciation associated with the fair value of the acquired fixed assets, and shifting of transaction costs.
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
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2023, the purchase price allocation for two of the acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.

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
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Balance at January 1, 2023	$1,481,936	$206,073	$39,843	$1,727,852
Additions from acquisitions	35,499	—	—	35,499
Adjustments to prior year acquisitions	1,202	—	—	1,202
Effect of foreign currency translation	(14,190)	205	—	(13,985)
Balance at September 30, 2023	$1,504,447	$206,278	$39,843	$1,750,568
The Company also has intangible assets, which consisted of the following at September 30, 2023 and December 31, 2022:

September 30, 2023	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	11 years	$400,910	$(365,648)	$35,262
Trade names	10 years	19,028	(11,223)	7,805
		419,938	(376,871)	43,067
Indefinite-lived intangible assets:
Trade names	N/A	180,314	—	180,314
		$600,252	$(376,871)	$223,381

December 31, 2022	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	12 years	$398,238	$(341,918)	$56,320
Trade names	10 years	19,231	(10,236)	8,995
		417,469	(352,154)	65,315
Indefinite-lived intangible assets:
Trade names	N/A	180,259	—	180,259
		$597,728	$(352,154)	$245,574

The Company estimates that it will record amortization expense related to intangible assets existing as of September 30, 2023 as follows:

Estimated amortization expense

(In thousands)
Remainder of 2023	$8,635
2024	17,566
2025	5,628
2026	3,963
2027	2,824
Thereafter	4,451
$43,067
6. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company’s senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”) and a $400 million term loan A facility (“term loan A” and, together with term loan B, the “term loan facilities” or “term loans”), as well as a $400 million multi-currency revolving credit facility (“revolving credit facility”).
Long-term debt obligations were as follows:

	September 30, 2023	December 31, 2022

	(In thousands)
Term loan B	$589,500	$594,000
Term loan A	382,500	390,000
Deferred financing costs and original issue discount	(5,532)	(6,419)
Total debt	966,468	977,581
Less current maturities	(16,000)	(16,000)
Long-term debt	$950,468	$961,581
On December 21, 2022, the Company amended its existing senior secured credit facilities to replace the LIBOR-based benchmark rate with a term SOFR benchmark rate, which did not alter the applicable interest rates held in effect prior to the change. The amendment was treated as a modification and the related transaction costs were expensed as incurred.
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 7.48% and 6.49% at September 30, 2023 and December 31, 2022, respectively, and the weighted average interest rate was 7.08% and 3.11% for the nine months ended September 30, 2023 and 2022, respectively, prior to the effects of any interest rate hedge arrangements. The effective interest rate for the revolving credit facility was 9.25% and 6.51% at September 30, 2023 and December 31, 2022, respectively, and the weighted average interest rate for the revolving credit facility was 7.44% and 4.30% for the nine months ended September 30, 2023 and 2022, respectively. The effective interest rate on the revolving credit facility may fluctuate from borrowing to borrowing for various reasons, including changes in the term benchmark or base interest rate, and the selected borrowing cycle as rates can vary between under-30 day and over-30 day borrowings.
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
Revolving Credit Facility
The $400 million multi-currency revolving credit facility matures on May 26, 2026. At September 30, 2023, borrowings outstanding on the revolving credit facility were $29.4 million and letters of credit outstanding were $19.2 million, with $351.4 million available for borrowing. At December 31, 2022, borrowings outstanding on the revolving credit facility were $84.0 million and letters of credit outstanding were $5.2 million.
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
Future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
Remainder of 2023	$4,000
2024	18,500
2025	28,500
2026	351,000
2027	6,000
Thereafter	564,000
Total future principal payments	$972,000
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
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	September 30, 2023	December 31, 2022

		(In thousands)
Interest rate caps - asset	Prepaid and other current assets	$2,910	$25,464
Interest rate caps - asset	Other assets	$43,272	$28,553
The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended September 30, 2023
Cash flow hedges	$6,326	Interest expense — net	$8,595	$(2,269)
Income tax effect	(1,689)	Income tax expense	(2,295)	606
Net of income taxes	$4,637		$6,300	$(1,663)

Three months ended September 30, 2022
Cash flow hedges	$21,550	Interest expense — net	$2,344	$19,206
Income tax effect	(5,754)	Income tax expense	(626)	(5,128)
Net of income taxes	$15,796		$1,718	$14,078

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Nine months ended September 30, 2023
Cash flow hedges	$16,374	Interest expense — net	$23,575	$(7,201)
Income tax effect	(4,372)	Income tax expense	(6,295)	1,923
Net of income taxes	$12,002		$17,280	$(5,278)

Nine months ended September 30, 2022
Cash flow hedges	$53,310	Interest expense — net	$2,173	$51,137
Income tax effect	(14,234)	Income tax expense	(1,057)	(13,177)
Net of income taxes	$39,076		$1,116	$37,960
During the next 12 months, the Company estimates that a net gain of $22.8 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense related to these derivative financial instruments.
7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share using the two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands, except share data)
Basic earnings per share:
Net income	$39,979	$18,248	$68,699	$62,599
Allocation of net income to common stockholders:
Common stock	$39,891	$18,170	$68,537	$62,334
Unvested participating shares	88	78	162	265
Net income	$39,979	$18,248	$68,699	$62,599

Weighted average common shares outstanding:
Common stock	57,765,332	57,664,895	57,692,254	58,624,221
Unvested participating shares	126,699	248,969	152,831	249,446
Earnings per common share:
Common stock	$0.69	$0.32	$1.19	$1.06

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$39,891	$18,170	$68,537	$62,334
Plus: earnings allocated to unvested participating shares	88	78	162	265
Less: adjusted earnings allocated to unvested participating shares	(88)	(78)	(162)	(264)
Earnings allocated to common stock	$39,891	$18,170	$68,537	$62,335

Weighted average common shares outstanding:
Common stock	57,765,332	57,664,895	57,692,254	58,624,221
Effect of dilutive securities	279,805	75,118	194,569	178,521
Weighted average common shares outstanding — diluted	58,045,137	57,740,013	57,886,823	58,802,742
Earnings per common share:
Common stock	$0.69	$0.31	$1.18	$1.06
Equity awards outstanding to purchase or receive 1.7 million and 2.3 million shares of common stock were excluded from diluted earnings per share for the three months ended September 30, 2023 and 2022, respectively, and 1.9 million and 1.8 million shares of common stock were excluded from diluted earnings per share for the nine months ended September 30, 2023 and 2022, respectively, since their effect was anti-dilutive. These equity awards may become dilutive in the future.
8. INCOME TAXES
The Company’s effective income tax rates were 26.8% and 33.3% for the three months ended September 30, 2023 and 2022, respectively, and 35.0% and 26.7% for the nine months ended September 30, 2023 and 2022, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax issues and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which is included in tax expense.
During the three and nine months ended September 30, 2023, the net shortfall tax expense from stock-based compensation expense increased tax expense by $0.1 million and $3.0 million, respectively. During the three months ended September 30, 2022, the net shortfall tax expense from stock-based compensation expense increased tax expense by $0.1 million. During the nine months ended September 30, 2022, the excess tax benefit decreased tax expense by $2.6 million. For the three months ended September 30, 2023 and 2022, prior to the inclusion of the excess (shortfall) tax benefit (expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 28% and 29%, respectively. For the nine months ended September 30, 2023 and 2022, prior to the inclusion of the excess (shortfall) tax benefit (expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 28%.
The Company’s unrecognized tax benefits were $4.4 million and $3.8 million at September 30, 2023 and December 31, 2022, respectively, inclusive of interest. The Company does not expect the unrecognized tax benefits to change over the next twelve months.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed at September 30, 2023.
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices or prices for similar instruments from active markets. As such, the Company’s long-term debt was classified as Level 2. As of September 30, 2023 and December 31, 2022, the estimated fair value approximated the carrying value of long-term debt.
Derivative Financial Instruments — The Company’s interest rate cap agreements are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps is classified as Level 2. As of September 30, 2023, the fair value of the interest rate cap agreements was $46.2 million, of which $2.9 million was recorded in prepaid expenses and other current assets and $43.3 million was recorded in other assets on the consolidated balance sheet. At December 31, 2022, the fair value of the interest rate cap agreements was $54.1 million, of which $25.5 million was recorded in prepaid expenses and other current assets and $28.6 million was recorded in other assets on the consolidated balance sheet.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificates of deposit. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets and are classified as Level 1. As of September 30, 2023, the fair value of the available-for-sale debt securities was $26.2 million and was classified based on the instruments’ maturity dates, with $23.4 million included in prepaid expenses and other current assets and $2.8 million in other assets on the consolidated balance sheet. As of December 31, 2022, the fair value of the available-for-sale debt securities was $29.6 million, with $17.7 million included in prepaid expenses and other current assets and $11.9 million in other assets on the consolidated balance sheet. At September 30, 2023 and December 31, 2022, the amortized cost was $26.4 million and $29.8 million, respectively. The debt securities held at September 30, 2023 had remaining maturities ranging from less than one year to approximately two years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three and nine months ended September 30, 2023 and 2022.

Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses on the Company’s consolidated statement of income. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The key inputs to the valuations are the projections of future financial results in relation to the businesses and the company-specific discount rates. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. During the nine months ended September 30, 2023, contingent consideration liabilities of $0.2 million were paid related to an acquisition completed in 2021. The contingent consideration liabilities outstanding as of September 30, 2023 relate to an acquisition completed in 2021.
The following table provides a roll forward of the recurring Level 3 fair value measurements:

Nine months ended September 30, 2023

(In thousands)
Balance at January 1, 2023	$8,997
Settlement of contingent consideration liabilities	(225)
Changes in fair value	1,314
Balance at September 30, 2023	$10,086
10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Nine months ended September 30, 2023
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2023	$(105,138)	$34,738	$(229)	$(70,629)
Other comprehensive income (loss) before reclassifications — net of tax	(14,843)	12,002	(12)	(2,853)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	17,280	(92)	17,188
Net other comprehensive income (loss)	(14,843)	(5,278)	80	(20,041)
Balance at September 30, 2023	$(119,981)	$29,460	$(149)	$(90,670)

	Nine months ended September 30, 2022
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2022	$(38,073)	$738	$(24)	$(37,359)
Other comprehensive income (loss) before reclassifications — net of tax	(130,834)	39,076	(237)	(91,995)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	1,116	—	1,116
Net other comprehensive income (loss)	(130,834)	37,960	(237)	(93,111)
Balance at September 30, 2022	$(168,907)	$38,698	$(261)	$(130,470)
(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.

11. SEGMENT INFORMATION
The Company’s reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services. The full service center-based child care segment includes the traditional center-based early education and child care, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home care for children and adult/elder dependents, school-age camps, tutoring, pet care and self-sourced reimbursed care. The Company’s educational advisory and other services segment consists of tuition assistance and student loan repayment program management, workforce education, related educational advising, college advisory services, and Sittercity, an online marketplace for families and caregivers, which have been aggregated. The Company and its chief operating decision maker evaluate performance based on revenue and income from operations. Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.
Revenue and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Three months ended September 30, 2023
Revenue	$444,747	$169,117	$31,923	$645,787
Income from operations	6,990	51,684	8,150	66,824

Three months ended September 30, 2022
Revenue	$380,556	$128,606	$31,053	$540,215
Income (loss) from operations (1)	(9,834)	40,405	8,478	39,049
(1)For the three months ended September 30, 2022, loss from operations for the full service center-based child care segment included $6.7 million of transaction costs related to acquisitions.

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Nine months ended September 30, 2023
Revenue	$1,333,469	$381,850	$87,290	$1,802,609
Income from operations (1)	28,493	95,963	18,545	143,001

Nine months ended September 30, 2022
Revenue	$1,105,804	$301,164	$83,997	$1,490,965
Income from operations (2)	17,049	85,982	15,004	118,035
(1)For the nine months ended September 30, 2023, income from operations included a value-added-tax expense of $6.0 million related to prior periods, of which $4.3 million was associated with the back-up care segment and $1.7 million was associated with the full service center-based child care segment. Refer to Note 1, Organization and Basis of Presentation, for additional information.
(2)For the nine months ended September 30, 2022, income from operations for the full service center-based child care segment included $9.2 million of transaction costs related to acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition and liquidity; the continuing impacts from the COVID-19 pandemic on industry, geographic, labor, workplace and demographic trends; wage rate increases, future labor rates and labor markets for teachers and staff; the timing to re-enroll and re-ramp centers as well as certain back-up care services and use types; enrollment recovery and occupancy improvement in the U.S. and internationally; our center cohort occupancy levels, cost management and capital spending; labor costs and investments in employees and wages; contributions and growth in our back-up care segment; the reduction in availability of COVID-19 pandemic-related government relief and support programs; tuition rate increases and pricing strategies; leases; ability to respond to changing market conditions; our growth; our strategies; ability to regain and sustain business and strategic growth priorities; demand for services; our value proposition, client relations and partnerships; macroeconomic trends, including inflation; investments in user experience, operations and strategic opportunities; impact of the Only About Children acquisition and timing of related payments; acquisitions, contributions and expected synergies; contingent consideration; our fair value estimates; goodwill from business combinations; estimates and impact of equity transactions; unrecognized tax benefits and the impact of uncertain tax positions; our effective tax rate; the outcome of tax audits, settlements and tax liabilities; impact of tax benefits/expense; fluctuations and the impact of foreign currency exchange rates and interest rates; our capital allocation, share repurchase program and expected activity; amortization expense; the outcome of litigation, legal proceedings and our insurance coverage; debt securities; our interest rate cap and foreign currency agreements; interest expense; credit risk; the use of derivatives or other market risk sensitive instruments; our indebtedness; borrowings under our senior secured credit facilities, the need for additional debt or equity financing, and our ability to obtain such financing; our sources and uses of cash flow; our ability to fund operations and make capital expenditures and payments with cash and cash equivalents and borrowings; and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
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
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
As of September 30, 2023, we had more than 1,400 client relationships with employers across a diverse array of industries, including more than 215 Fortune 500 companies. As of September 30, 2023, we operated 1,063 early education and child care centers with the capacity to serve approximately 120,000 children in the United States, the United Kingdom, the Netherlands, Australia and India.
Our reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services. Full service center-based child care includes traditional center-based early education and child care, preschool, and elementary education. Back-up care consists of center-based back-up child care, in-home care for children and adult/elder dependents, school-age camps, tutoring, pet care and self-sourced reimbursed care. Educational advisory and other services include tuition assistance and student loan repayment program management, workforce education, related educational advising, college advisory services, and Sittercity, an online marketplace for families and caregivers.
Since March 2020, our global operations have been significantly impacted by the COVID-19 pandemic. During the early stages of the pandemic, most of our child care centers were temporarily closed. We responded by quickly adapting to the changing environment and focusing on health and safety, supporting clients and their essential frontline workers and pivoting to expand back-up care solutions for clients and employees to meet the surge in need and demand. While our centers are now re-opened and we continue to see solid progress across our operating segments, we continue to navigate a dynamic operating environment in the aftermath of the pandemic, including a challenging labor market and the effects of current macroeconomic conditions, such as inflation, rising interest rates and fluctuations in foreign currency exchange rates. Continued inflationary and macroeconomic pressures, including the tight labor market and wage increases, could adversely impact expenses and our margins.
During the three months ended September 30, 2023, we saw strong year-over-year revenue growth, with a 17% increase in revenue for our full service center-based child care segment and net enrollment growth of 8% as centers continue to re-ramp. To track our continued progress on recovery from the pandemic, we monitor same-center occupancy for a cohort of centers that, as of September 30, 2022, had been operating since the 2021 fall enrollment cycle. Same-center occupancy represents utilization for each respective center and is calculated as the average full-time enrollment divided by the total operating capacity during the period. This cohort of centers totaled 817 centers as of September 30, 2023. For the quarter ended September 30, 2023, 36% of these centers were more than 70% enrolled, 47% were between 40-70% enrolled and 17% were less than 40% enrolled, which reflects improved occupancy when compared to the same period in the prior year and reflects a decrease when compared to the prior quarter due to seasonal fluctuations. We also saw solid growth in back-up care with a 32% year-over-year increase in revenue as a result of increased utilization and new clients.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	%	2022	%

	(In thousands, except percentages)
Revenue	$645,787	100.0%	$540,215	100.0%
Cost of services	488,142	75.6%	411,406	76.2%
Gross profit	157,645	24.4%	128,809	23.8%
Selling, general and administrative expenses	83,253	12.9%	80,812	15.0%
Amortization of intangible assets	7,568	1.2%	8,948	1.6%
Income from operations	66,824	10.3%	39,049	7.2%
Interest expense — net	(12,222)	(1.8)%	(11,707)	(2.1)%
Income before income tax	54,602	8.5%	27,342	5.1%
Income tax expense	(14,623)	(2.3)%	(9,094)	(1.7)%
Net income	$39,979	6.2%	$18,248	3.4%

Adjusted EBITDA (1)	$101,168	15.7%	$80,560	14.9%
Adjusted income from operations (1)	$66,824	10.3%	$45,749	8.5%
Adjusted net income (1)	$51,121	7.9%	$38,098	7.1%
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
The following table sets forth statement of income data as a percentage of revenue for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	%	2022	%

	(In thousands, except percentages)
Revenue	$1,802,609	100.0%	$1,490,965	100.0%
Cost of services	1,386,787	76.9%	1,123,572	75.4%
Gross profit	415,822	23.1%	367,393	24.6%
Selling, general and administrative expenses	247,923	13.8%	226,231	15.2%
Amortization of intangible assets	24,898	1.4%	23,127	1.5%
Income from operations	143,001	7.9%	118,035	7.9%
Loss on foreign currency forward contracts	—	—%	(5,917)	(0.4)%
Interest expense — net	(37,357)	(2.0)%	(26,695)	(1.8)%
Income before income tax	105,644	5.9%	85,423	5.7%
Income tax expense	(36,945)	(2.1)%	(22,824)	(1.5)%
Net income	$68,699	3.8%	$62,599	4.2%

Adjusted EBITDA (1)	$252,927	14.0%	$226,472	15.2%
Adjusted income from operations (1)	$149,041	8.3%	$127,232	8.5%
Adjusted net income (1)	$116,235	6.4%	$107,934	7.2%
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

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Revenue. Revenue increased by $105.6 million, or 20%, to $645.8 million for the three months ended September 30, 2023 from $540.2 million for the same period in 2022. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022		Change 2023 vs 2022

	(In thousands, except percentages)
Full service center-based child care	$444,747	68.9%	$380,556	70.5%	$64,191	16.9%
Tuition	401,595	90.3%	343,101	90.2%	58,494	17.0%
Management fees and operating subsidies	43,152	9.7%	37,455	9.8%	5,697	15.2%
Back-up care	169,117	26.2%	128,606	23.8%	40,511	31.5%
Educational advisory and other services	31,923	4.9%	31,053	5.7%	870	2.8%
Total revenue	$645,787	100.0%	$540,215	100.0%	$105,572	19.5%
Revenue generated by the full service center-based child care segment in the three months ended September 30, 2023 increased by $64.2 million, or 17%, when compared to the same period in 2022. Tuition revenue increased by $58.5 million, or 17%, when compared to the prior year, due to an 8% net increase in enrollment and average tuition rate increases of approximately 7% at our existing child care centers. While we continue to see sequential enrollment growth at our centers, we continue to operate below pre-pandemic enrollment levels as ongoing labor market challenges and current economic conditions have slowed the recovery in both the U.S. and international markets. We expect continued occupancy improvement in relation to the same prior year periods through the remainder of 2023, with more modest improvement in the U.K. Fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations also contributed to our revenue growth, increasing 2023 tuition revenue by approximately 2%, or $6.6 million. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the year, we do not expect fluctuations in foreign currency exchange rates to have a significant impact to the full year results for 2023. During the three months ended September 30, 2023, we also received $0.5 million from COVID-19 pandemic-related government programs related to tuition support that was recorded to revenue, which is a decrease from the $1.2 million received during the same period in the prior year. This decrease was attributable to the phasing out of available COVID-19 pandemic-related government relief in 2023, as most of the programs for which we are eligible ended by September 30, 2023.
Management fees and operating subsidies from employer sponsors increased by $5.7 million, or 15%, due to higher operating subsidies required to support center operations as enrollment continues to increase, and due to a decrease in funding received from COVID-19 pandemic-related government support programs. Funding received from government support programs reduce certain center operating costs, which impact the related operating subsidies. During the three months ended September 30, 2023 and 2022, such funding reduced the operating subsidy revenue due from employers by $5.0 million and $9.6 million, respectively.
Revenue generated by back-up care services in the three months ended September 30, 2023 increased by $40.5 million, or 32%, when compared to the same period in 2022. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based, in-home and school age camp back-up care by new and existing clients, as well as expanded sales to new clients.
Revenue generated by educational advisory and other services in the three months ended September 30, 2023 increased by $0.9 million, or 3%, when compared to the same period in the prior year.

Cost of Services. Cost of services increased by $76.7 million, or 19%, to $488.1 million for the three months ended September 30, 2023 from $411.4 million for the same period in 2022.
Cost of services in the full service center-based child care segment increased by $54.5 million, or 16%, to $385.0 million in the three months ended September 30, 2023 when compared to the same period in 2022. The increase in cost of services was primarily associated with increased labor costs related to expanded enrollment and wage rate increases. Personnel costs, which generally represent 70% of the costs for this segment, increased 17% during the quarter compared to the same period in the prior year. In addition to the personnel costs for the incremental 8% net enrollment noted above and premiums associated with the deployment of temporary staff to meet enrollment demand, we have invested in higher wages for our center staff, resulting in an increase of approximately 8% to the average hourly wage in 2023 compared to 2022. Funding received from COVID-19 pandemic-related government support programs reduced center operating expenses by a total of $13.2 million in the third quarter of 2023, a decrease of $8.7 million compared to $21.9 million in government funding received in the third quarter of 2022. As noted above, a portion of the funding received from government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $5.0 million and $9.6 million in the three months ended September 30, 2023 and 2022, respectively.
Cost of services in the back-up care segment increased by $21.9 million, or 32%, to $90.3 million in the three months ended September 30, 2023, when compared to the prior year. The increase in cost of services is primarily associated with higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service delivery.
Cost of services in the educational advisory and other services segment increased by $0.4 million, or 3%, to $12.8 million in the three months ended September 30, 2023 when compared to the prior year, consistent with the increase in revenue.
Gross Profit. Gross profit increased by $28.8 million, or 22%, to $157.6 million for the three months ended September 30, 2023 from $128.8 million for the same period in 2022. Incremental gross profit contributions from the full service center-based child care segment, resulting from enrollment growth and price increases, and from the back-up care segment, resulting from higher utilization of back-up care services, were partially offset by reduced funding from COVID-19 pandemic-related government support programs. Gross profit margin was 24% of revenue for the three months ended September 30, 2023, which is broadly consistent with the three months ended September 30, 2022.
Selling, General and Administrative Expenses (“SGA”). SGA increased by $2.5 million, or 3%, to $83.3 million for the three months ended September 30, 2023 from $80.8 million for the same period in 2022, due to incremental spending to support the business as it continues to re-ramp and higher labor costs. SGA for the three months ended September 30, 2022, included transaction-related costs of $6.7 million incurred in conjunction with the acquisition of Only About Children. SGA was 13% of revenue for the three months ended September 30, 2023, a decrease of approximately 2% from the same period in 2022.
Amortization of Intangible Assets. Amortization expense on intangible assets was $7.6 million for the three months ended September 30, 2023, a decrease from $8.9 million for the three months ended September 30, 2022, due to decreases from intangible assets becoming fully amortized during the period and impact of accelerated method of amortization for certain intangible assets, partially offset by increases from intangible assets acquired in relation to the acquisitions completed in 2022 and 2023.
Income from Operations. Income from operations increased by $27.8 million, or 71%, to $66.8 million for the three months ended September 30, 2023 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022		Change 2023 vs 2022

	(In thousands, except percentages)
Full service center-based child care	$6,990	1.6%	$(9,834)	(2.6)%	$16,824	171.1%
Back-up care	51,684	30.6%	40,405	31.4%	11,279	27.9%
Educational advisory and other services	8,150	25.5%	8,478	27.3%	(328)	(3.9)%
Income from operations	$66,824	10.3%	$39,049	7.2%	$27,775	71.1%

The increase in income from operations was primarily due to the following:
•Income from operations for the full service center-based child care segment increased $16.8 million, or 171%, in the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to increases in tuition revenue from enrollment growth and annual tuition rate increases, partially offset by increased labor costs and a decrease of approximately $5 million in net contributions from government support programs. We received less government support in 2023 as most of the programs for which we are eligible ended by September 30, 2023. Additionally, income from operations for the three months ended September 30, 2022, included transaction-related costs of $6.7 million incurred in conjunction with the acquisition of Only About Children.
•Income from operations for the back-up care segment increased $11.3 million, or 28%, in the three months ended September 30, 2023 when compared to the same period in 2022, due to contributions from increased utilization of back-up care services by new and existing clients, partially offset by increased personnel, service provider, technology and marketing costs to support the care delivery and growth in this segment.
•Income from operations for the educational advisory and other services segment decreased $0.3 million, or 4%, in the three months ended September 30, 2023 when compared to the same period in 2022.
Net Interest Expense. Net interest expense increased to $12.2 million for the three months ended September 30, 2023 from $11.7 million for the same period in 2022 primarily due to increased borrowings under our revolving credit facility, and higher interest rates applicable to our debt. The weighted average interest rate for the term loans and revolving credit facility was 3.90% for the three months ended September 30, 2023 compared to 3.27% for the three months ended September 30, 2022, inclusive of the effects of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 4.85% for the remainder of 2023 inclusive of the effects of the cash flow hedges with new interest rate cap agreements in effect October 31, 2023 as current agreements expire.
Income Tax Expense. We recorded income tax expense of $14.6 million during the three months ended September 30, 2023, at an effective income tax rate of 27%, compared to an income tax expense of $9.1 million during the three months ended September 30, 2022, at an effective income tax rate of 33%. The effective income tax rate approximated the statutory income tax rate for the three months ended September 30, 2023. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the three months ended September 30, 2023 and 2022, the net shortfall tax expense from stock-based compensation expense increased tax expense by $0.1 million. For the three months ended September 30, 2023 and 2022, prior to the inclusion of the net shortfall tax expense, other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 28% and 29%, respectively.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA increased $20.6 million, or 26%, and adjusted income from operations increased $21.1 million, or 46% for the three months ended September 30, 2023 over the comparable period in 2022 due to the incremental gross profit contributions from the full service center-based child care segment resulting from enrollment growth and price increases, and from the back-up care segment resulting from higher utilization of back-up care services.
Adjusted Net Income. Adjusted net income increased $13.0 million, or 34%, for the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to the increase in adjusted income from operations, partially offset by higher interest expense and a higher effective tax rate.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenue. Revenue increased by $311.6 million, or 21%, to $1.8 billion for the nine months ended September 30, 2023 from $1.5 billion for the same period in 2022. The following table summarizes the revenue and percentage of total revenue for each of our segments for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022		Change 2023 vs 2022

	(In thousands, except percentages)
Full service center-based child care	$1,333,469	74.0%	$1,105,804	74.2%	$227,665	20.6%
Tuition	1,212,760	90.9%	1,000,207	90.5%	212,553	21.3%
Management fees and operating subsidies	120,709	9.1%	105,597	9.5%	15,112	14.3%
Back-up care	381,850	21.2%	301,164	20.2%	80,686	26.8%
Educational advisory and other services	87,290	4.8%	83,997	5.6%	3,293	3.9%
Total revenue	$1,802,609	100.0%	$1,490,965	100.0%	$311,644	20.9%
Revenue generated by the full service center-based child care segment in the nine months ended September 30, 2023 increased by $227.7 million, or 21%, when compared to the same period in 2022. Tuition revenue increased by $212.6 million, or 21%, when compared to the prior year, on an 8% net increase in enrollment and average tuition rate increases of approximately 7% at our existing child care centers, as well as incremental contributions of approximately $68 million from the 75 child care centers acquired in July 2022 (“Only About Children”) during the period. As noted above, while enrollment in our centers continues to improve, our centers continue to operate below pre-COVID-19 enrollment levels as the ongoing labor market challenges and current economic conditions have slowed the recovery in both the U.S. and international markets. We expect continued occupancy improvement in relation to the same prior year periods through the remainder of 2023, with more modest improvement in the U.K. During the nine months ended September 30, 2023, we also received $1.7 million from COVID-19 pandemic-related government programs related to tuition support that was recorded to revenue, which is a decrease from the $4.6 million received in the same period during the prior year.
Management fees and operating subsidies from employer sponsors increased by $15.1 million, or 14%, primarily due to higher operating subsidies required to support center operations as enrollment continues to increase, and due to a decrease in funding received from COVID-19 pandemic-related government support programs. Funding received from government support programs reduced certain center operating costs, which impacts the related operating subsidies. During the nine months ended September 30, 2023 and 2022, such funding received from government support programs reduced the operating subsidy revenue due from employers by $17.2 million and $25.6 million, respectively.
Revenue generated by back-up care services in the nine months ended September 30, 2023 increased by $80.7 million, or 27%, when compared to the same period in 2022. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based, in-home and school-age camp back-up care by new and existing clients, and expanded sales to new clients.
Revenue generated by educational advisory and other services in the nine months ended September 30, 2023 increased by $3.3 million, or 4%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to contributions from sales to new clients and increased utilization from existing clients.
Cost of Services. Cost of services increased $263.2 million, or 23%, to $1.4 billion for the nine months ended September 30, 2023 from $1.1 billion for the same period in 2022.
Cost of services in the full service center-based child care segment increased $206.0 million, or 22%, to $1.1 billion in the nine months ended September 30, 2023 when compared to the same period in 2022. The increase in cost of services was primarily associated with increased labor costs related to expanded enrollment and wage rate increases, as well as the operating costs associated with the 75 Only About Children child care centers acquired July 1, 2022. Personnel costs increased 24%, or 18% before including the incremental costs associated with the Only About Children centers. In addition to the personnel costs for the incremental 8% net enrollment noted above and premiums associated with the deployment of temporary staff to meet enrollment demand, we have invested in higher wages for our center staff, resulting in an increase of approximately 8% to the average hourly wage in 2023 compared to 2022. Funding received from COVID-19 pandemic-related government support programs reduced center operating expenses by $48.3 million in 2023, a decrease of $20.3 million compared to $68.6 million in government funding received in 2022. As noted above, a portion of the funding received from government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $17.2 million and $25.6 million in the nine months ended September 30, 2023 and 2022, respectively.

Cost of services in the back-up care segment increased $56.3 million, or 34%, to $219.9 million in the nine months ended September 30, 2023, when compared to the prior year. The increase in cost of services is associated with higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service delivery. In addition, cost of services includes a $4.3 million expense recorded in the nine months ended September 30, 2023 related to value-added tax expense incurred in prior periods.
Cost of services in the educational advisory and other services segment increased by $0.9 million, or 2%, to $38.8 million in the nine months ended September 30, 2023 when compared to the prior year, due to increased personnel costs related to delivering services to the expanding customer base.
Gross Profit. Gross profit increased $48.4 million, or 13%, to $415.8 million for the nine months ended September 30, 2023 from $367.4 million for the same period in 2022. Gross profit margin was 23% of revenue for the nine months ended September 30, 2023 a decrease of approximately 2% compared to the nine months ended September 30, 2022. The decrease was primarily due to increased labor costs, higher back-up care provider fees and a decrease in government support.
Selling, General and Administrative Expenses. SGA increased $21.7 million, or 10%, to $247.9 million for the nine months ended September 30, 2023 from $226.2 million for the same period in 2022, due to incremental spending to support the business as it continues to re-ramp, incremental overhead associated with the Only About Children acquisition completed July 1, 2022, higher labor costs and the inclusion of a $1.7 million expense recorded for value-added tax expense incurred in prior periods. SGA for the nine months ended September 30, 2022, included transaction-related costs of $9.2 million incurred in conjunction with the acquisition of Only About Children. SGA was 14% of revenue for the nine months ended September 30, 2023, a decrease of approximately 1% from the same period in 2022.
Amortization of Intangible Assets. Amortization expense on intangible assets was $24.9 million for the nine months ended September 30, 2023, an increase from $23.1 million for the nine months ended September 30, 2022 due to increases from intangible assets acquired in relation to the acquisitions completed in 2022 and 2023, partially offset by the use of the accelerated method of amortization for certain intangible assets and decreases from certain intangible assets becoming fully amortized during the period.
Income from Operations. Income from operations increased by $25.0 million, or 21%, to $143.0 million for the nine months ended September 30, 2023 when compared to the same period in 2022. The following table summarizes income from operations and percentage of revenue for each of our segments for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022		Change 2023 vs 2022

	(In thousands, except percentages)
Full service center-based child care	$28,493	2.1%	$17,049	1.5%	$11,444	67.1%
Back-up care	95,963	25.1%	85,982	28.5%	9,981	11.6%
Educational advisory and other services	18,545	21.2%	15,004	17.9%	3,541	23.6%
Income from operations	$143,001	7.9%	$118,035	7.9%	$24,966	21.2%
The increase in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $11.4 million, or 67%, in the nine months ended September 30, 2023 when compared to the same period in 2022 primarily due to increases in tuition revenue from enrollment growth and annual tuition rate increases, partially offset by increased labor costs, a decrease of approximately $15 million in net contributions from government support programs, and the inclusion of a $1.7 million expense for value-added tax expense related to prior periods. We received less government support in 2023 as most of the programs for which we are eligible ended by September 30, 2023. Additionally, income from operations for the nine months ended September 30, 2022, included transaction-related costs of $9.2 million incurred in conjunction with the acquisition of Only About Children.
•Income from operations for the back-up care segment increased $10.0 million, or 12%, in the nine months ended September 30, 2023 when compared to the same period in 2022, due to contributions from the expanding revenue base from increased sales and utilization, partially offset by value-added tax expense of $4.3 million related to prior periods and higher personnel, service provider, technology and marketing costs to support the care delivery and growth in this segment.
•Income from operations for the educational advisory and other services segment increased $3.5 million, or 24%, in the nine months ended September 30, 2023 when compared to the same period in 2022 due to contributions from the expanding revenue base.

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
Net Interest Expense. Net interest expense increased to $37.4 million for the nine months ended September 30, 2023 from $26.7 million for the same period in 2022, due to increased borrowings under our revolving credit facility, higher interest rates applicable to our debt, and incremental interest associated with a deferred payment for the Only About Children acquisition. The weighted average interest rate for the term loans and revolving credit facility was 3.92% for the nine months ended September 30, 2023 compared to 2.80% for the same period in 2022, inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $36.9 million for the nine months ended September 30, 2023 at an effective income tax rate of 35%, compared to an income tax expense of $22.8 million during the nine months ended September 30, 2022, at an effective income tax rate of 27%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to unbenefited losses of certain foreign subsidiaries in 2023 and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as the settlement of foreign, federal and state tax issues, and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the nine months ended September 30, 2023, the net shortfall tax expense from stock-based compensation increased tax expense by $3.0 million. During the nine months ended September 30, 2022, the excess tax benefit decreased income tax by $2.6 million. For the nine months ended September 30, 2023 and 2022, prior to the inclusion of the excess (shortfall) tax benefit (expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 28%.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $26.5 million, or 12%, and $21.8 million, or 17%, respectively, for the nine months ended September 30, 2023 over the comparable period in 2022 primarily as a result of the increase in gross profit in the full service center-based child care and back-up care segments.
Adjusted Net Income. Adjusted net income increased $8.3 million, or 8%, for the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to the increase in adjusted income from operations, partially offset by a higher interest expense and a higher effective tax rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except share data)
Net income	$39,979	$18,248	$68,699	$62,599
Interest expense — net	12,222	11,707	37,357	26,695
Income tax expense	14,623	9,094	36,945	22,824
Depreciation	18,935	18,349	57,834	54,831
Amortization of intangible assets (a)	7,568	8,948	24,898	23,127
EBITDA	93,327	66,346	225,733	190,076
Additional adjustments:
Stock-based compensation expense (b)	7,841	7,514	21,154	21,282
Other costs (c)	—	6,700	6,040	9,197
Loss on foreign currency forward contracts (d)	—	—	—	5,917
Total adjustments	7,841	14,214	27,194	36,396
Adjusted EBITDA	$101,168	$80,560	$252,927	$226,472

Income from operations	$66,824	$39,049	$143,001	$118,035
Other costs (c)	—	6,700	6,040	9,197
Adjusted income from operations	$66,824	$45,749	$149,041	$127,232

Net income	$39,979	$18,248	$68,699	$62,599
Income tax expense	14,623	9,094	36,945	22,824
Income before income tax	54,602	27,342	105,644	85,423
Amortization of intangible assets (a)	7,568	8,948	24,898	23,127
Stock-based compensation expense (b)	7,841	7,514	21,154	21,282
Other costs (c)	—	6,700	6,040	9,197
Loss on foreign currency forward contracts (d)	—	—	—	5,917
Interest on deferred consideration (e)	1,487	1,471	4,412	1,471
Adjusted income before income tax	71,498	51,975	162,148	146,417
Adjusted income tax expense (f)	(20,377)	(13,877)	(45,913)	(38,483)
Adjusted net income	$51,121	$38,098	$116,235	$107,934

Weighted average common shares outstanding — diluted	58,045,137	57,740,013	57,886,823	58,802,742
Diluted adjusted earnings per common share	$0.88	$0.66	$2.01	$1.84
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
(c)Other costs in the nine months ended September 30, 2023 consist of value-added tax expense of $6.0 million related to prior periods, of which $4.3 million was associated with the back-up care segment and $1.7 million was associated with the full service center-based child care segment. Other costs in the three and nine months ended September 30, 2022 represent transaction costs incurred in connection with acquisitions.

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
(f)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 29% and 27% for the three months ended September 30, 2023 and 2022, respectively, and at an effective tax rate of approximately 28% and 26% for the nine months ended September 30, 2023 and 2022, respectively. The prior year tax rate included net excess income tax benefits related to equity transactions, which are not projected in 2023. The jurisdictional mix of the expected adjusted income before income tax for the full year will affect the estimated effective tax rate for the year.
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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory and other services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $40.9 million in cash ($59.1 million including restricted cash) at September 30, 2023, of which $33.3 million was held in foreign jurisdictions, compared to $36.2 million in cash ($51.9 million including restricted cash) at December 31, 2022, of which $22.4 million was held in foreign jurisdictions. Operations outside of North America accounted for 27% and 26% of our consolidated revenue in the nine months ended September 30, 2023 and 2022, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the nine months ended September 30, 2023 and 2022. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the year, we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2023.
On July 1, 2022, we completed the acquisition of the outstanding shares of Only About Children, a child care operator in Australia, for aggregate consideration of AUD$450 million. We paid approximately AUD$300 million (USD$207 million), net of cash acquired, and will pay an additional USD$106.5 million 18 months after closing. The initial purchase price was financed with cash on hand. In addition, we funded AUD$14.1 million (USD$9.7 million) for cash-backed guarantees for leases that were recorded as restricted cash on our consolidated balance sheet. During the nine months ended September 30, 2023, the cash-backed guarantees were replaced with letters of credit under our revolving credit facility releasing the cash from restriction.
Our $400 million revolving credit facility is part of our senior secured credit facilities, which also include term loans. At September 30, 2023 and December 31, 2022, $351.4 million and $310.8 million of the revolving credit facility, respectively, was available for borrowing.
We had a working capital deficit of $374.2 million and $438.6 million at September 30, 2023 and December 31, 2022, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, deferred consideration issued in relation to an acquisition and from share repurchases. We anticipate that our cash flows from operating activities will continue to improve as our center enrollment re-ramps and performance continues to recover. As we focus on the enrollment and ramping of centers, we expect to continue to prioritize our capital allocation on investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt and revolver, and payment of deferred consideration.
During the nine months ended September 30, 2023 and 2022, we participated in government support programs that were enacted in response to the economic impact of the COVID-19 pandemic, including certain tax deferrals and federal block grant funding in the United States. We received less government support in 2023 as most of the programs for which we are eligible ended by September 30, 2023. During the nine months ended September 30, 2023 and 2022, $48.3 million and $68.6 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $17.2 million and $25.6 million, respectively, reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the nine months ended September 30, 2023 and 2022, amounts received for tuition support of $1.7 million and $4.6 million, respectively, were recorded to revenue. As of September 30, 2023 and December 31, 2022, $2.1 million and $1.2 million, respectively, was recorded in prepaid expenses and other current assets on the consolidated balance sheet for amounts due from government support programs. As of September 30, 2023 and December 31, 2022, $3.3 million and $4.6 million, respectively, was recorded to other current liabilities related to government support received related to future periods.
The board of directors authorized a share repurchase program of up to $400 million of our outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date and at September 30, 2023, $198.3 million remained available for future repurchases. During the nine months ended September 30, 2023, we did not make any share repurchases under the Board-approved repurchase program. During the nine months ended September 30, 2022, we repurchased 2.0 million shares for $182.3 million. All repurchased shares have been retired.
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

Cash Flows	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$160,971	$130,978
Net cash used in investing activities	$(92,009)	$(250,939)
Net cash used in financing activities	$(60,457)	$(89,455)
Cash, cash equivalents and restricted cash — beginning of period	$51,894	$265,281
Cash, cash equivalents and restricted cash — end of period	$59,119	$51,847
Cash Provided by Operating Activities
Cash provided by operating activities was $161.0 million for the nine months ended September 30, 2023, compared to $131.0 million for the same period in 2022. The increase in cash provided by operations primarily relates to higher cash provided by working capital arising from the timing of billings and payments when compared to the prior year, as well as an increase in net income of $6.1 million. Cash provided by operating activities in the nine months ended September 30, 2022 includes a $5.4 million use of cash related to the post acquisition change in fair value for the settlement of a contingent consideration obligation which did not occur during the same period in 2023.
Cash Used in Investing Activities
Cash used in investing activities was $92.0 million for the nine months ended September 30, 2023 compared to $250.9 million for the same period in 2022, a decrease of $158.9 million. The decrease in cash used in investing activities was primarily related to a decrease in payments and settlements for acquisitions. During the nine months ended September 30, 2023, we invested $37.8 million to acquire four centers in the U.S. and four centers in Australia. During the same period in 2022, we invested $209.4 million to acquire the outstanding shares of OAC, an operator of approximately 75 child care centers in Australia, and to acquire one center in the Netherlands. Partially offsetting this decrease in cash used is an increase in purchases of fixed assets in 2023 compared with the prior year. During the nine months ended September 30, 2023, we had net investments of $60.2 million in fixed asset purchases for maintenance and refurbishments in our existing centers, technology across all segments, and new child care centers, compared to net investments of $37.8 million during the same period in the prior year. Net proceeds from debt securities and other investments were $6.0 million in the nine months ended September 30, 2023, compared to $2.2 million during the same period in the prior year, a net change of $3.8 million. Additionally, during the nine months ended September 30, 2022 we used $5.9 million in cash to settle foreign currency arrangements, which did not occur during the same period in 2023.
Cash Used in Financing Activities
Cash used in financing activities was $60.5 million for the nine months ended September 30, 2023 compared to $89.5 million for the same period in 2022. The decrease in cash used in financing activities was primarily related to a decrease in share repurchases and in payments made for contingent consideration, offset by net activity under our revolving credit facility. During the nine months ended September 30, 2022 we used $182.6 million in cash for share repurchases, which did not occur during the same period in 2023, and during the nine months ended September 30, 2022, we used $13.9 million for payments of contingent consideration compared to $0.2 million in 2023. These decreases in cash used were largely offset by an increase in net payments related to our revolving credit facility. During the nine months ended September 30, 2023, we made net payments of $54.6 million in 2023 compared with net borrowings of $113.0 million during the same period in 2022. Additionally, proceeds received from employee equity awards in the nine months ended September 30, 2023 decreased by $2.6 million compared to the prior year due to a lower volume of transactions. Proceeds from the exercise of stock options were $8.8 million in the nine months ended September 30, 2023 and proceeds received from the exercise of stock options and the issuance and sale of restricted stock were $11.4 million during the same period in 2022.

Debt
Our senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”), a $400 million term loan A facility (“term loan A”) and a $400 million multi-currency revolving credit facility (“revolving credit facility”).
Long term debt obligations were as follows:

	September 30, 2023	December 31, 2022

	(In thousands)
Term loan B	$589,500	$594,000
Term loan A	382,500	390,000
Deferred financing costs and original issue discount	(5,532)	(6,419)
Total debt	966,468	977,581
Less current maturities	(16,000)	(16,000)
Long-term debt	$950,468	$961,581
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
The revolving credit facility matures on May 26, 2026. At September 30, 2023, borrowings outstanding on the revolving credit facility were $29.4 million and letters of credit outstanding were $19.2 million. At December 31, 2022, borrowings outstanding on the revolving credit facility were $84.0 million and letters of credit outstanding were $5.2 million.
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
The blended weighted average interest rate for the term loans and revolving credit facility was 3.92% and 2.80% for the nine months ended September 30, 2023 and 2022, respectively, including the impact of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 4.85% for the remainder of 2023 inclusive of the effects of the cash flow hedges.
The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at September 30, 2023. Refer to Note 6, Credit Arrangements and Debt Obligations, to our condensed consolidated financial statements for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended September 30, 2023:

Period	Total Number of Shares (or Units) Purchased (1) (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2) (c)	Approximate Dollar Value of Shares/Units that May Yet Be Purchased Under the Plans or Programs (In thousands) (3) (d)

July 1, 2023 to July 31, 2023	7,878	$96.28	—	$198,290
August 1, 2023 to August 31, 2023	—	$—	—	$198,290
September 1, 2023 to September 30, 2023	41	$81.46	—	$198,290
	7,919		—
(1)The Company repurchased an aggregate of 7,919 shares during the three months ended September 30, 2023, which shares were withheld for tax payments due upon the vesting of employee restricted stock unit awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our share repurchase authorization.
(2)The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The Company did not repurchase any shares under the board-authorized program during the three months ended September 30, 2023. The share repurchase program has no expiration date. All previously repurchased shares have been retired.
(3)The number shown represents, as of the end of each period, the approximate dollar value of the Company’s outstanding common stock that may yet be purchased under the Company’s publicly announced share repurchase program as described in footnote (2) above. Such shares may be purchased, from time to time, depending on business and market conditions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, none of our directors or officers adopted, terminated, or modified a Rule 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	November 6, 2023	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)