Form 10-K
period 2023-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2024-02-27
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2023 was approximately $5.3 billion.
As of February 14, 2024, there were 57,963,805 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; prospects; the industries in which we and our partners operate; the impact of global health pandemics on our near term and long term operations; the effects of a cyber-attack, data breach or other security incident on our information technology system or software or those of our third-party vendors; our expectations around ramping centers, back-up care services, enrollment, occupancy and overall recovery; future center closures; our U.K. operations; cost management and cost-saving initiatives; labor costs and labor market; continued performance and contributions from our back-up care segment and expansion of back-up care solutions; growth of partnerships; impact of the macroeconomic environment and general economic conditions (including the impact of inflation); access, availability and impact of government support programs; our growth in services; changing industry, geographic, labor, workforce and demographic trends; our market share and leadership position; performance and growth factors; demand for services and changing needs of clients and customers; quality of our service offerings; our value proposition and client return on investment; our thought leadership; seasonality; competitive strengths and differentiators; client retention rate and satisfaction; parent satisfaction; health and safety; growth strategies; workforce training and education; opportunities for expansion, acquisition strategy and integration; investments, including in technology, marketing and personnel; utilization rates; cross-selling opportunities; marketing strategies; impact of our human capital and DE&I initiatives; intellectual property; legal and regulatory compliance; employee and labor relationships; ability to attract new clients; our geographic reach and center locations; our debt and indebtedness and covenants; ability to obtain financing; ability to attract key employees; dividend policy; fluctuations in foreign currency exchange rates and interest rates; our properties and facilities; accreditation and quality standards; classroom ratios; outcome of litigation and legal matters and proceedings; future interest payments; interest rates, expense and impact of interest rate cap agreements; amortization expense; goodwill estimates; impairments; cash flow and use of cash, operating and capital expenditures; cash from operations, fixed asset expenditures; tax rates and estimates; tax audits and settlements; tax benefits and equity transactions; credit risk; critical accounting policies and estimates; impact of new accounting pronouncements; share repurchases; and insurance and worker’s compensation claims.
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

PART I
In this Annual Report on Form 10-K for the year ended December 31, 2023, Bright Horizons Family Solutions Inc. (together with its subsidiaries) is referred to as “Bright Horizons,” the “Company,” “we,” “us,” or “our.”
Item 1. Business
Our Company
For more than 35 years, Bright Horizons has been a champion for working families — designing and delivering innovative education and care solutions. We are a leading provider of high-quality early education and child care, family care solutions, and workforce education services that are designed to help working families and client employees thrive personally and professionally. We provide services primarily under multi-year contracts with employers who offer early education and child care, back-up care, and educational advisory and other services as part of their employee benefits packages. These benefits help employers support their employees across life and career stages and improve recruitment, employee engagement, productivity, retention, and career advancement. We are committed to providing the highest quality education and care across all of our offerings.
We are organized in three reportable segments, which are aligned with our service offerings as follows:
•Full service center-based child care (approximately 74% of our revenue in 2023);
•Back-up care (approximately 21% of our revenue in 2023); and
•Educational advisory and other services (approximately 5% of our revenue in 2023).
As of December 31, 2023, we had more than 1,450 employer client relationships across a diverse array of industries, including more than 220 Fortune 500 companies. As of December 31, 2023, we operated 1,049 early education and child care centers with the capacity to serve approximately 120,000 children in the United States, the United Kingdom, the Netherlands, Australia, and India.
Our History
Guided by our HEART principles — Honesty, Excellence, Accountability, Respect, and Teamwork — we have operated early education and child care centers for employers and working parents since 1986. In 1998, we transformed our organization through the merger of Bright Horizons, Inc. and Corporate Family Solutions, Inc., both then Nasdaq-listed companies founded in 1986 and 1987, respectively. We were listed on Nasdaq from 1998 to May 2008 when we were acquired by investment funds affiliated with Bain Capital Partners LLC (referred to as our “going private transaction”). On January 30, 2013, we completed our initial public offering and our common stock became listed on the New York Stock Exchange (“NYSE”) under the symbol “BFAM.”
Throughout our history, we have continued to grow while investing in our future. We have extended our international footprint to become a leading provider in the center-based child care market in the United Kingdom and have expanded into the Netherlands, Australia, and India as platforms for further international expansion. In the United States, we continue to grow our partnerships with employer clients by expanding and enhancing our back-up care and family supports, including the addition of elder care, tutoring, school-age camps, and pet care; by developing and growing our educational advisory services; and by adding to our other services by acquiring the Sittercity business. We continue to invest in new technologies to better support our full suite of services as well as enhance our customers’ user experience, and we have increased our digital marketing efforts with additional focus on driving use of our services and maximizing enrollment in centers.
Industry Overview and Trends
We compete in the global market for early education and child care services as well as the markets for dependent care solutions and workforce education services offered by clients as benefits to their employees.
The child care industry generally can be divided into center-based and home-based child care. Our full service segment operates in the center-based market, which is highly fragmented. The center-based child care market includes both retail and employer-sponsored centers. The employer-sponsored model has always been central to our business and is characterized by a single employer or consortium of employers entering into a long-term contract for the provision of child care at a center located at or near the employer sponsor’s worksite. We believe we are one of the largest high-quality providers of employer-sponsored child care.

Additionally, we operate in the growing market for back-up care, which consists of center-based back-up care and in-home care as well as school-age camps, tutoring, elder care and pet care. We also operate in the educational advisory services market, which consists of workforce education, tuition assistance, student loan repayment and related educational advising, as well as college admissions and college financial advisory services. We believe we are one of the largest and highest-quality providers of back-up care and educational advisory services.
We believe that the following key factors contribute to growth in the markets for employer-sponsored child care, back-up care, and educational advisory services.
Recognized Return on Investment to Employers
We believe employers across industries look at child care solutions, including on-site and near-site child care and other dependent care solutions, to enhance their employee value proposition. Our ability to deliver a variety of child and dependent care support services to meet the needs of children and families demonstrates the value and importance of our services to our client partners, including the role our various services can play in ensuring those partners continue to deliver on their own business priorities. With our broad suite of solutions, we are well-positioned to assist employers looking to deploy creative solutions as part of an overall recruitment and retention strategy.
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
Evolving Workforce
We believe the challenges brought on by a tight labor market have heightened employers’ sensitivity to their employee value proposition, and Bright Horizons’ services can be a significant component of an employer’s recruitment and retention strategy. As work environments continue to evolve, we believe the need for center-based child care services remains robust, and back-up care continues to be a critical support for both remote and office-based employees, and we see back-up care playing an increasingly important role in this strategy. Due to the evolution and introduction of new technologies, as well as increased competition for talent, employers are focused on the up-skilling and re-skilling needs of their employees. There is an increased need for the ongoing education and up-skilling of the existing workforce as automation, digital transformation, and other advances transpire. We believe that the modern worker values efforts by their employer to support employees across career stages that help them thrive in the workplace by providing access to degree and non-degree education programs.
Despite enrollment and occupancy challenges due to changing workforce and workplace trends, we believe the growing needs of employers, coupled with increased competition for talent, will encourage employers to invest in solutions and supports that enable workers to realize their full professional potential. Investments in center-based early education and child care, back-up care and educational advisory services will help employers meet their strategic goals, bolster employee engagement, recruitment and retention, and address benefit equity within their workforce. We believe our broad suite of solutions across early education and child care, back-up care and educational advisory services positions Bright Horizons well to be a provider of choice for employers looking to deploy creative and impactful solutions to support their employees and their benefits needs.
Participation of Working Parents in the Workforce
A significant percentage of parents currently participate in the workforce, making child care services and family supports critical to employees and employers as well as the overall health of the economy. In 2022, women working full-time comprised approximately 50% of the workforce in the U.S., according to the most recent report by the Bureau of Labor Statistics. Additionally, in 2022, 68% of mothers with children under the age of six participated in the workforce in the U.S., and 65% of two-parent households comprised dual career earners. We believe that current workforce demographics continue to drive the ongoing need for child and dependent care, as well as other workplace solutions that support employees at each life and career stage.

Growing Demand for High-Quality Center-Based Early Education and Child Care Services
We believe that recognition of the importance of early education and consistent quality child care helps underpin demand for high quality center-based early education and child care. We believe robust health and safety protocols and the social, educational and other developmental opportunities presented by center-based care are important factors for families when determining the preferred care options for their children. In a highly fragmented market comprised largely of center operators lacking scale, we believe clients and families will favor larger industry participants with greater resources to consistently achieve the high quality standards and needs of clients and families. We also believe that the emphasis on the importance of early education and child care, and ongoing efforts to make child care affordable and accessible for working families will contribute to further growth in the global early education and child care market as well as the developing markets for back-up care and educational advisory services.
Our Competitive Strengths
We believe we are a provider, partner and employer of choice because of our dedication to providing high-quality solutions to those we serve.
Market Leading Service Provider
We believe we are a leader in employer-sponsored center-based child care, back-up care, and educational advisory services, and that the breadth, depth and quality of our service offerings — developed over a successful 35 year history — represent significant competitive advantages. We estimate we have approximately six times more employer-sponsored centers in the United States than our closest competitor. We believe the broad geographic reach of our early education and child care centers and workplace solutions, with targeted clusters of centers in areas where we believe employer-sponsored demand is generally higher and where demographics are attractive, provides us with a competitive platform to market our suite of services to new and existing clients.
We believe parents and clients continue to focus on the establishment of objective, standards-based methods of defining and measuring the quality of child care, such as accreditation. Our business is anchored in our commitment to consistently provide high-quality service offerings to employers and families. We have designed our child care centers to meet or exceed applicable accreditation and rating standards in all of our key markets, including standards set in the United States by the National Academy of Early Childhood Programs, a division of the National Association for the Education of Young Children (NAEYC), in the United Kingdom by the Office of Standards in Education, Children’s Services and Skills (OFSTED), and in Australia by the Education Council and Australian Children’s Education and Care Quality Authority (ACECQA). We believe our commitment to achieving accreditation standards offers a competitive advantage in attracting and retaining families and in securing employer sponsorship opportunities as an increasing number of potential and existing employer clients require or expect adherence to accreditation criteria.
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
Dedicated to the highest-quality services in every category in which we operate, our standards of quality also extend to our back-up care and educational advisory services, whether care is delivered in Bright Horizons child care centers, through the quality child care centers and in-home care providers participating in our proprietary back-up care network, or advising provided by our team of education experts. In addition to our annual employer client retention rate of approximately 95%, we have consistently achieved satisfaction ratings of over 90% among respondents in our parent satisfaction surveys, which is a testament to our ability to deliver on our commitment to quality.
Collaborative, Long-Term Relationships with Diverse Customer Base
We have more than 1,450 client relationships with employers across a diverse array of industries, including more than 220 of the Fortune 500 companies, with our largest client contributing 1% of our revenue in 2023 and our largest 10 clients representing approximately 8% of our revenue in the same year. Our full service business model emphasizes multi-year employer sponsorship contracts where our clients typically fund the development of new child care centers (which are typically owned or leased by the sponsor) at or near their worksites and frequently support the ongoing operations of these centers through operating subsidies.

Our multiple service points with both employers and employees give us unique insight into the corporate culture of our clients and enables us to identify and provide innovative and tailored solutions to address our clients’ specific and evolving needs. In addition to full service center-based child care, we provide access to a multi-national back-up care network and educational advisory support, allowing us to offer various combinations of services and solutions to best meet the needs of clients across locations, geographies and life and career stages. We believe our tailored, collaborative approach to employer-sponsored dependent care and educational advising has contributed to an annual client retention rate of approximately 95% for employer-sponsored centers over the past 10 years and has allowed us to cross-sell and expand our service offerings to existing clients.
Market Leading People Practices
Our ability to deliver high-quality care, education and other services is directly related to our ability to attract, retain, motivate and develop our skilled workforce. During our more than 35 year history, we have consistently been named as a top employer by third-party sources in the United States, the United Kingdom and the Netherlands, including being named as one of the “100 Best Companies to Work For” by Fortune magazine 20 times, as well as a great place to work in the United Kingdom and in the Netherlands by the Great Place to Work Institute. We have also been named one of the “Top Places to Work” by the Boston Globe 14 times and the Denver Post 9 times.
We believe the education and experience of our child care center leaders and teachers exceed the industry average. In addition to initial onboarding and ongoing in-center training, we have an in-house online training university that allows our employees to earn nationally-recognized child development credentials. Additionally, our Horizons Teacher Degree Program provides our early educators (in the U.S.) the ability to earn an associate and bachelor’s degree in early childhood education completely paid for by Bright Horizons with no out-of-pocket expenses to the employee. We believe this program is unique in our industry and will continue to distinguish us as an employer of choice while helping to retain and incentivize teachers to grow their careers at Bright Horizons. For more information about our market leading people practices, please see the subsection below entitled “Human Capital Management.”
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
Proven Acquisition Track Record
We have an established acquisition team that pursues targets using an established framework to effectively evaluate potential transactions with the goal of maximizing our return on investment while minimizing risk. Over the last ten years, we have completed the acquisition of approximately 330 child care centers in the United States, the United Kingdom, Australia and the Netherlands, as well as providers of back-up care services and educational advisory and other services in the United States and the United Kingdom, helping us expand our client base, enhance the scope and reach of our service offerings, broaden our technological capabilities, and offer new services. In 2023, we acquired 10 child care centers.
Diversity, Equity and Inclusion
We are in the unique position of educating the next generation, and with that responsibility comes the opportunity to make a difference by modeling for children and families an environment that is open, curious, and genuinely interested in what is different, and reflects broad diversity among our teaching staff. Our curriculum and teacher training programs are designed to support inclusive classrooms and create culturally authentic learning environments that celebrate and explore all backgrounds and experiences. We are also exploring with clients how our services can support their diversity, equity and inclusion objectives, particularly in workforce education. We believe that our workforce education offerings, along with back-up care and early education, can be a vital element of an employer’s diversity, equity and inclusion strategy. Our services not only help employers attract and retain employees from different backgrounds but, more importantly, can also help to propel the career growth and development of their employees.
Our Growth Strategy
We believe there are significant opportunities to continue to grow our business globally by executing on the following strategies.
Grow Our Client Relationships
•Secure Relationships with New Employer Clients.  Our addressable market includes approximately 13,500 employers, each with at least 1,000 employees, within the industries that we currently serve in the United States and the United Kingdom. Our dedicated sales team focuses on establishing new client relationships and is supported by our workforce consulting practice, which helps potential clients identify the precise offerings that will best meet their strategic goals.

•Cross-Sell and Expand Services to Existing Employer Clients.  We believe there is a significant opportunity to increase the number of our clients that use more than one of our services and to expand the services we provide to existing clients. Since going public in 2013, we have more than doubled the number of our clients who utilize more than one of our services to more than 480 clients as of December 31, 2023.
•Continue to Expand Through the Assumption of Existing Sponsored Child Care Centers and Tuition Assistance Programs.  Periodically, we assume the management of existing child care centers or tuition assistance programs from the incumbent management which enables us to develop new client relationships, typically with no capital investment and no purchase price payment.
Enable Continued Investments in Quality
We look for opportunities to invest in quality to ensure we fulfill our commitment to research-based early education excellence through enhanced curriculum and enrichment activities, teacher education and development programs, and ongoing program evaluation. This helps strengthen our reputation and partnerships with our clients, their employees, and families. For parents and families, we offer webinar series and monthly podcasts that reflect current issues facing families and provide parenting tips and insights. We also share our curriculum with families at home through our online platforms. We believe our strong reputation for high-quality services and facilities have helped support price increases for our services. We are continually investing in technology and customer experience across our service lines in order to proactively support our clients and their employees for their education and care needs across career and life stages.
Increase Utilization at Existing Centers and Use of Back-up Care and Educational Advisory Services
We focus on increasing enrollment and utilization levels in our profit and loss centers in order to achieve continued growth and improved center economics. We look for opportunities to increase the use of our back-up care and educational advisory services, not only by growing client relationships, but also by driving expanded use with existing clients. In recent years, we extended our back-up care offerings to include tutoring and pet care, and broadened our school-age camp programs addressing education and care needs while extending the ages covered by our services. We continue to invest in new technologies to better support our full suite of services and to enhance our customers’ user experience to further drive utilization. We have enhanced our marketing efforts with additional focus on driving awareness and use of our services to maximize occupancy levels in centers and deepen participant usage of back-up care and educational advisory services.
Selectively Add New Lease/Consortium Centers and Expand Through Acquisitions
Throughout the year, we review our center portfolio to ensure our center locations continue to be aligned with our strategy and evolving customer needs and demand, which may result in identifying new locations for center openings. Historically, we have added between 10 and 15 new lease/consortium centers (as more fully described below) annually, focusing on urban and surrounding markets where demand and income demographics are generally more supportive of our high-quality centers. While center openings and acquisitions have slowed since the pandemic as we have focused on rebuilding enrollment in our existing portfolio of centers, we have a long track record of successfully completing and integrating selective acquisitions across all business lines. The domestic and international markets for child care and other work and family support services remain highly fragmented and, as we look to fiscal 2024 and beyond, we will continue to seek attractive opportunities both for center acquisitions and the acquisition of complementary service offerings.

Our Operations
Our services are designed to help families, employers, and their employees solve the challenges of the modern workforce across life and career stages. Our services are comprised of full service center-based child care, back-up care, and educational advisory and other services, which are also our reportable segments. Full service center-based child care includes traditional center-based early education and child care, preschool, and elementary education. Back-up care includes center-based back-up child care, in-home care for children and adult/elder dependents, school-age camps, tutoring, pet care and self-sourced reimbursed care. Educational advisory and other services consist of tuition assistance and student loan repayment program management, workforce education, related educational advising, college advisory services, and Sittercity, an online marketplace for families and caregivers. The following table sets forth our segment results for the year ended December 31, 2023:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands, except percentages)
Revenue	$1,780,615	$516,408	$121,234	$2,418,257
As a percentage of total revenue	74%	21%	5%	100%
Income from operations	$9,396	$133,391	$28,454	$171,241
As a percentage of total income from operations	5%	78%	17%	100%
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
When we open a new P&L center, it generally takes 2 to 3 years for the center to ramp up to a steady state level of enrollment, as a center will typically enroll younger children at the outset with children aging into the older (preschool) classrooms over time. We refer to centers that have been open for three years or less as “ramping centers.” A P&L center will typically achieve breakeven operating performance between 12 to 24 months and will typically achieve a steady state level of enrollment that supports our average center operating profit by the end of three years, although the time period needed to reach a steady state level of enrollment may be longer or shorter. Centers that have been open more than three years are referred to as “mature centers.” In addition, we routinely review our portfolio of centers for opportunities to optimize our portfolio and to accommodate changes in demand and demographic shifts in the markets we serve, including closures of underperforming centers. In the event of a closure, where possible, we seek to shift enrollment and teachers to other centers at nearby locations.
Cost Plus Model: Approximately 25% of our centers operate under the cost-plus business model. Under this model, we receive a fee from the employer sponsor for managing and operating their center. Additionally, employer sponsors typically provide operating subsidies to support the ongoing provision of child care services to their employees if center operating costs exceed revenue from tuition paid by parents. The employer sponsor typically retains responsibility for the development of the child care center (which is owned or leased by the sponsor), as well as pre-opening capital equipment and ongoing maintenance and repair, and the center is profitable from the outset. Our cost-plus contracts typically have initial terms ranging from 3 to 5 years with varying terms, renewal and termination options.
Under all model types, we retain responsibility for all aspects of operating the child care center, including hiring and paying employees, ongoing training, curriculum, contracting with vendors, purchasing supplies, and collecting tuition.

Tuition paid by families generally represents approximately 90% of the revenue generated by this segment and is determined based on the age and developmental level of the child, the child’s attendance schedule (full-time or part-time), the geographic location, and the extent to which an employer sponsor subsidizes tuition. Based on a sample of approximately 360 of our early education and child care centers in the United States, the current average tuition at our centers is $2,550 per month for infants (typically ages 3 to 16 months), $2,350 per month for toddlers (typically ages 16 months to 3 years) and $2,000 per month for preschoolers (typically ages 3 to 5 years). Tuition at most of our early education and child care centers is payable in advance and is typically due monthly.
Annual revenue for mature centers typically averages between $1.9 million and $2.4 million at our centers in North America and averages between $1.4 million and $2.1 million at our international centers, which is primarily driven by the size and capacity of centers. Our North American early education and child care centers have an average capacity of 130 children per location, while our international centers have an average capacity of 86 children per location. Gross margins at our mature centers typically average between 20% and 25%, with our cost-plus model centers typically at the lower end of that range and our lease centers at the higher end. In 2023, as our center operations continue to recover from the pandemic, annual revenue per center averaged approximately $2.0 million in North America and $1.5 million internationally, which in turn contributed to a contraction in gross margins to approximately 15% for the year.
Cost of services consists of direct expenses associated with the operation of early education and child care centers and is primarily comprised of personnel salaries and benefits, food costs, program supplies and materials, parent marketing, and facilities costs, which include occupancy costs and depreciation. Personnel costs are the largest component of a center’s operating costs and typically comprise approximately 70% of a center’s operating expenses. Personnel costs in centers operating under P&L models will often represent a lower percentage of overall costs when compared to centers operating under cost-plus models as we are often responsible for additional costs that are typically paid or provided directly by an employer sponsor in centers operating under the cost-plus model.
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
Back-up Care Services
Back-up care offers family support services for dependents of all ages and provides coverage when regular care breaks down, as well as care coordination tools to assist families with their short and long-term care decisions. We provide back-up care services for children (primarily 0-12 years old) through our own full service child care centers, dedicated back-up child care centers, school-age camps and programs, and in-home caregivers, as well as through our proprietary back-up care network of quality child care centers and in-home care providers. In addition, we provide back-up care services for adults/elders through our proprietary network of quality in-home care providers, and we offer tutoring for school-age children and adult learners through our network of tutoring service providers and pet care through third-party providers. We also help to facilitate back-up care services through our self-sourced reimbursed care program.
Traditional back-up care offers families access to a contracted network of more than 4,500 in-home care agencies and center-based providers in locations where we do not otherwise have centers with available capacity or available in-home caregivers. Our dedicated back-up centers are operated in a similar structure to full service centers and are either exclusive to a single employer or have multiple employer sponsors and are part of our back-up care program. Self-sourced reimbursed care is an alternative care program, available to employer sponsors typically when other network care solutions are not available, which provides payments to their employees to assist with the cost of self-sourced dependent care. As we continue to find innovative solutions to help families with their care needs, we have expanded our back-up care solutions to include tutoring and broader school-age camp programs which primarily operate during school vacations and the summer months. Care is arranged online or via our mobile app as well as through a 24/7 contact center, allowing users to reserve care in advance or at the last minute. We operate our own contact center in Broomfield, Colorado and we contract with additional contact centers in other geographies to complement our ability to handle demand fluctuations, provide business continuity, and deliver seamless service.

Back-up care revenue is comprised of fees paid by employer sponsors and, to a lesser extent, co-payments collected from users at the time of service. These arrangements generally have contractual terms of three years with varying terms, renewal and termination options. Fees for back-up care services are typically determined based on the number of back-up care uses purchased and may be fixed for a specified number of contracted uses or variable for pay-per-use contracts. Cost of services consist of direct expenses associated with the operation of dedicated back-up child care centers, fees paid to providers for care delivered as part of their contractual relationships with us, personnel and related direct service costs of the contact centers, and any other expenses related to the coordination or delivery of care and service. SGA related to back-up care is similar to SGA for full service center-based child care, with additional expenses related to the technology necessary to operate this service, the ongoing development and maintenance of the provider network, and additional personnel needed as a result of more significant client management and reporting requirements.
Educational Advisory and Other Services
Our educational advisory services primarily consist of EdAssist and College Coach. Educational advisory services revenue is comprised of fees paid by employer clients for policy consulting, program management, coaching, subscription content and, to a limited extent, retail fees collected from users at the point of service. Contracts are typically three years in length, with varying terms, renewal and termination options, and fees are generally determined based on the services being provided and the number of program participants. Cost of services consist of personnel and direct operating costs of the contact centers and other expenses related to the coordination and delivery of tuition assistance, student loan repayment program management, and educational advisory services. SGA related to educational advisory services is similar to SGA for back-up care.
EdAssist.  EdAssist provides workforce education, tuition assistance and student loan repayment program management, as well as related educational advising to corporate clients who offer these services as a talent development and workplace benefit to their employees. Our services help employers better align their workplace education programs with their business goals while supporting employees to upskill, re-skill and improve their careers. Program management services are provided through proprietary software for the processing of tuition reimbursement, loan repayment transactions, and analysis of data. We provide educational advising to our client’s employees on a one-on-one basis through our team of advisors who help users make better decisions regarding their education and financial wellness. Clients can also leverage our EdAssist Education Network of education providers and benefit from pre-negotiated tuition discounts. Customer service is also provided through our contact center in Broomfield, Colorado. EdAssist services derive revenue directly from fees paid by employers.
College Coach.  College Coach provides college admissions and college financing advisory services through our team of experts, who have experience working in admissions or financial aid at colleges and universities. We also offer coaching and tools to assist families as they support their children with varying needs across life stages. Advisory services are delivered via live/webinar events with expert presenters, through one-on-one coaching, and through our online learning center. We work with employer clients who offer these services as workplace benefits to their employees, and we also provide these services directly to families on a retail basis. College Coach derives revenue mainly from employer clients who contract with us for a specified number of workshops, access to our proprietary online learning center, and one-on-one advising.
Other Services.  Other services consists of Sittercity, an online marketplace for families and caregivers. Sittercity revenue is generated from subscriptions to a proprietary online search platform and marketplace that helps families find, among other things, child care (child care providers, babysitting/nannies), elder care and pet care services. Effective January 1, 2024, we realigned our organizational structure to better reflect synergies across certain business lines and, as a result, the Sittercity operations will now be included in the back-up care reportable segment.
Geography
We operate in two primary regions: (1) North America, which includes our operations in the United States (including Puerto Rico), and (2) International, which includes our operations in the United Kingdom, the Netherlands, Australia and India. The following table sets forth information by geographic region for the year ended December 31, 2023:

	North America	International	Total

	(In thousands, except percentages)
Revenue	$1,760,537	$657,720	$2,418,257
As a percentage of total revenue	73%	27%	100%
Fixed assets, net	$319,732	$259,564	$579,296
As a percentage of total fixed assets, net	55%	45%	100%

Our international business primarily consists of child care centers throughout the United Kingdom, the Netherlands, and Australia, with approximately 95% of the revenue generated related to the full service center-based child care segment. As of December 31, 2023, we had 618 centers in North America and 431 international centers. Additional geographical information is included in Note 18, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Seasonality
Historically, our full service center-based child care and back-up care operations are subject to seasonal and quarterly fluctuations, which can vary by geography. Demand for early education and child care services has historically decreased during the summer months when school is not in session and families are often on vacation or have alternative child care arrangements. In addition, enrollment at our child care centers declines as older children transition to elementary schools. Demand for our services generally increases with the beginning of the new school year and remains relatively stable throughout the rest of the school year. Use of our back-up care services tends to be higher when schools are not in session and during holiday periods, which can increase the operating costs of the program and impact the results of operations. Educational advisory and other services generally have limited seasonal fluctuations.
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
Marketing
Brand Awareness and Thought Leadership
We market our services and build our brand through events, social media, earned and paid media placements, digital and print advertising, articles and blogs, direct mail, and a robust search engine optimization strategy. Our senior leaders are involved at the national level with education, work/life and early child care advocacy, and we believe that their visibility and involvement helps attract new business. We believe that our proprietary research, events, and the availability of uniquely knowledgeable industry leaders help sustain our brand awareness and position Bright Horizons as a thought leader in the markets where we operate. For employer sponsors and their employees, we conduct our annual Modern Family Index and The Education Index, capturing snapshots of sentiments of critical market sectors at a particular moment in time. For parents and families, we offer webinar series as well as monthly podcasts that reflect current issues facing families.
Timely Approaches that Evolve with the Workplace
We strive to meet clients’ needs as demonstrated by our capacity to pivot as the marketplace shifts, rolling out and marketing new services to meet evolving work environments. Marketing tools have expanded to include text message communication; targeted back-up journeys and campaigns; outreach for flexible care offerings including options such as tutoring and camps; and sharing our curriculum and extension activities with families at home through our online platforms. Outreach for these efforts includes campaigns for back-to-school and return-to-office support; initiatives aimed at supporting enrolled families including age-based developmental notifications through our parent mobile app; a monthly parenting newsletter; podcasts; and a parenting exchange workshop series.
Lead Generation and Conversion; Customer Retention
Lead generation and conversion, increased utilization, and customer retention remain at the heart of our marketing efforts. We partner with employer sponsors to promote our early education and child care centers and other workplace solutions as important employee benefits within their organizations. My Bright Horizons is a portal for our clients’ employees to instantly access all their Bright Horizons benefits, and BH Central is a self-service portal for client liaisons to track real-time benefit use and access materials to support internal marketing efforts, including a newsletter with tailored resource content. Other efforts include local digital advertising, partnerships with parent groups, social efforts, direct mail, and webinars.

Competition
We believe we are a leading provider of employer-sponsored center-based child care, back-up care, and workforce education services. We estimate that we have approximately six times more market share than our closest competitor in the employer-sponsored center-based child care market in the United States. The market for early education and child care services is highly fragmented, and we compete for enrollment and sponsorship of early education and child care centers with a variety of other organizations, including large community-based child care companies, regional child care providers, family day care, nannies, for-profit and not-for-profit full- and part-time nursery schools, public and private elementary schools, and not-for-profit and government-funded providers of center-based child care. Our principal competitors for employer-sponsored centers include KinderCare Education in the United States and Busy Bees in the United Kingdom. We also compete for enrollment on a center-by-center basis with these providers, along with many local and national providers, such as Affinity Education Group, Childbase, CompaNanny, G8 Education, Goddard Schools, Goodstart Early Learning, Guardian Childcare & Education, Learning Care Group, Primrose Schools, and KidsFoundation. Competition for back-up care comes from IAC/Interactivecorp (Care.com) in addition to employee assistance programs and smaller work/life companies. In the educational advisory segment competition comes from EdCor, Guild Education and InStride as well as other smaller providers entering the market.
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
We have and continue to invest in technology to better support our full suite of services to enhance our customers’ user experience, improve utilization levels of our services within our client workforces and across our existing client base, and deliver more efficient and automated support services. Investments to leverage our web and mobile functionality across all of our services are designed to ensure that our key systems deliver value and provide us with the platform for growth. We believe we are well-positioned to continue attracting new employer sponsors due to our extensive service offerings, established reputation, position as a quality leader, and track record of serving major employer sponsors for more than 35 years.
Human Capital Management
We know that education and care can change lives, and for over 35 years Bright Horizons has been changing the way families live and work. To achieve this mission and to deliver results, we put our HEART Principles at the forefront of everything we do. Our HEART Principles — Honesty, Excellence, Accountability, Respect, and Teamwork — are the underlying tenets of our culture and are guided by the core belief that our people are the foundation to building and sustaining an organization that makes a significant impact in the lives of the children, families and adult learners we serve.
As of December 31, 2023, we had approximately 31,400 global employees (including part-time and substitute teachers), of whom approximately 3,200 were employed as corporate, divisional and regional employees, and approximately 28,200 were employed at our early education and child care centers and as in-home caregivers. The total number of employees includes approximately 17,900 in North America, 8,300 in the United Kingdom, 2,250 in the Netherlands, 2,900 in Australia, and 50 in India. Corporate, divisional and regional staff members make up our “Home Team” employees, and staff members working at our early education and child care centers, including teachers and support personnel, and in-home caregivers make up our “Field” employees. Employees who worked at one child care center, which has been closed since the pandemic and remains closed, were represented by a labor union.
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

In 2023, we continued our talent acquisition campaign to recruit teachers and staff and have enhanced the candidate and new hire experience through ongoing initiatives such as our 100 Days of Heart onboarding program and streamlining our hiring process through an optimized candidate scheduling experience. We continue to invest in our recruitment strategy by launching an alumni recruitment portal and establishing a dedicated campus recruitment team focused on attracting both high school graduates and college-degreed early childhood candidates. As part of our continued commitment to support the well-being of our Bright Horizons team, and to help address the challenges in recruiting and retaining top talent, we continue to make investments with respect to eligible employees in certain markets to further strengthen our position as an employer of choice. This includes expanding benefits such as Paid Parental Bonding Leave and increasing pay through targeted off-cycle market adjustments for teachers and staff.
Our Benefits and Total Rewards
More than 1,450 top employers trust us for proven solutions that support employees, advance careers, and maximize employee performance, and we offer our own employees the solutions and services we offer to our clients. From on-site child care to back-up care to help handle disruptions in child care gaps, and education programs that build critical skills, we believe our service offerings help our employees achieve more.
We also offer a comprehensive total rewards program aimed at addressing varying health, home-life and financial needs. Our total rewards package, which may vary by geography, includes:
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
•Access to back-up care, EdAssist, College Coach and Sittercity; and
•Paid Parental Bonding Leave.
We believe our total rewards package for teachers and center staff is robust and helps attract and retain teachers in the industry.
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
•“Top Places to Work” by the Boston Globe Awarded 14 times — most recently in 2023
•“Best Workplaces” in the United Kingdom by the Great Place to Work Institute Awarded 18 times — most recently in 2023
•Forbes 2023 Best Employers for Diversity
•2023 “Best Workplaces for Women” by the Great Place to Work Institute in the United Kingdom
•Human Rights Campaign Foundation’s Corporate Equality Index 2023
•2023 “Best Workplaces for Wellbeing” by the Great Place to Work Institute in the United Kingdom
•2023 “Best Places to Work” by the Boston Business Journal
•“Best Workplaces” in the Netherlands by the Great Place to Work Institute Awarded eight times — most recently in 2022
•Named “100 Best Companies to Work For” by FORTUNE magazine 20 times — most recently in 2021

Our Diversity, Equity and Inclusion Focus
At Bright Horizons, diversity, equity and inclusion are core priorities that we believe are critical to our long-term success by improving the work we do, the services we provide, and the value we create. We are an organization made up of employees, children and families from many cultures, backgrounds and experiences, and we believe it is vital to have a workplace where all employees feel welcome, comfortable and have a sense of belonging and where everyone's unique differences are celebrated and valued. As an organization built around people, having diverse talent at the Board of Directors level and throughout our organization helps us recruit and retain talent, reduce turnover, and enhance all our offerings and service lines as well as the education we deliver daily to children and families. As an organization that values our supplier partnerships, through our U.S. Supplier Diversity Policy we seek to contract with a diverse range of suppliers and promote the participation and selection of qualifying small and diverse businesses to better support and serve our clients, employees and our overall community.
Our inclusion statement, in which we are committed to creating inclusive environments where everyone has a sense of belonging and has the opportunity to contribute and thrive in meaningful and impactful ways, guides and defines our diversity, equity and inclusion initiatives. To bring this vision to life, we leverage the groups below to facilitate interactive activities, ignite and engage in bold conversations, and lead webinars and discussion groups:
•Inclusion Steering Committee — comprised of senior leaders and executive officers who inform the strategy for Bright Horizons’ overall diversity, equity and inclusion initiatives.
•Inclusion Council — includes representatives from Bright Horizons business units and functional departments, executive members, and co-chairs of our eight employee resource groups, and is guided by the Inclusion Steering Committee aimed at creating accountability for how we progress in this area throughout the organization.
•Employee Resource Groups — voluntary, company-sponsored, internal associations dedicated to fostering a diverse and inclusive work environment within the context of Bright Horizons’ mission, values, goals, business practices, and objectives.
As of December 31, 2023, workforce diversity representation was approximately as follows:

	Women (Global) (1)	Non-White (North America Only) (2)
Entire Workforce (3)	94%	53%
Home Team Employees	77%	31%
Field Employees	96%	57%
Senior Leaders (4)	71%	21%
(1)Represents percentage of women in the workforce.
(2)Non-White is defined as: American Indian or Alaska Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander, or two or more races.
(3)Only includes employees that self-identify.
(4)Senior leader is defined as Vice President and equivalent, and above, and includes executive officers.
Our Board of Directors is comprised of 50% women and 20% non-white members.
Our Investment in Career Growth and Professional Development and our Horizons Teacher Degree Program
We invest in our employees’ career growth. Employee training and development opportunities are critical to our success as they drive our employees’ growth, help develop leaders within our organization, and support the delivery of quality services to our clients, and the families and learners we serve. We provide a robust ongoing employee training and career development program that is available to employees through our online training university. Our blended learning approach means employees have a selection of different learning methods available to them, including live interactive online webinars, face-to-face training for a variety of topics in multiple venues, eLearning modules, and videos. We employ targeted development programs focused on critical talent segments to create a robust pipeline for leadership positions throughout the organization. We support our teachers’ development through a number of programs and resources, including an extensive training curriculum and, in the United States, our eCDA (“child development associate”) program to enable us to deliver high quality services.
A central program offering is our Horizons Teacher Degree Program. The program, which is a first-of-its-kind offering in the early education field, removes financial barriers for employees pursuing a degree, including those posed by traditional tuition reimbursement programs, by allowing employees to earn an associate and bachelor’s degree in early childhood education at no-cost. Participants do not have to pay for any expenses out-of-pocket, including tuition, fees and books. Since its inception in 2018, more than 2,500 teachers have enrolled and more than 750 have graduated.

Our Employee Engagement
Retaining and developing our workforce starts with our employees. At Bright Horizons gathering continuous feedback is an essential part of our culture. We regularly listen to employees through our periodic surveys and forums, such as our employee resource groups. Hearing directly from our employees helps us understand the employee experience, including evolving priorities related to workplace environment, employee relations, pay and benefits, flexibility, and career growth opportunities, all of which are critical to our mission to be and remain an employer of choice and a great place to work. We survey employees annually to ensure that we continue to support their needs and focus on their priorities and we periodically deploy shorter pulse surveys to ensure our action planning is realizing the desired impact. This approach enables us to act on real-time information and to take targeted action in response to feedback, such as expanding our benefits and compensation opportunities and creating enhanced supports for career development. We champion a culture of belonging and appreciation and community through our engagement programs, including Better Together and the Bright Horizons Foundation for Children®.
Our Citizenship
We support the communities in which we work and live, and we actively encourage our employees to do the same. We proudly stand with our many employees who give their time to non-profit organizations, awarding grants to their chosen charities in recognition of their volunteer work in their communities through the Bright Horizons Foundation for Children®. We also work alongside our employees to support the Foundation’s important mission to bring Bright Spaces® to children and families in homeless shelters and other community agencies helping at-risk children and families, supporting our employees’ on service projects with Brightening Lives activity grants and Field and Home Team fundraising events.
Intellectual Property
We believe our name and logo have significant value to our operations. We own and use various registered and unregistered trademarks covering the names Bright Horizons® and Bright Horizons Family Solutions®, our logo, and a number of other names, slogans and designs in the U.S. and abroad. We frequently license the use of our registered trademarks to our clients in connection with the use of our services, subject to customary restrictions. We protect our trademarks by registering the marks in a variety of countries and geographic areas, including the United States, the United Kingdom, the European Union, Australia, New Zealand, India, and other countries in Asia. These registrations are subject to varying terms and renewal options. However, not all of the trademarks or service marks have been registered in all of the countries in which we do business, and we are aware of persons using similar marks in certain countries in which we operate. Meanwhile, we monitor our trademarks and vigorously oppose the infringement of any of our registered marks as appropriate. We do not hold any patents. We hold copyright registrations for certain materials that are important to the operation of our business, and we generally rely on common law protection for other copyrighted works. We enter into agreements with our employees and other parties with which we do business to limit access to, and disclosure of, our technology and other proprietary information. We also license some intellectual property from third parties for use in our business and such licenses are not individually or in the aggregate material to our business.
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
Health and Safety
The health, safety and well-being of children, families and staff is our top priority. We adhere to rigorous health and hygiene practices. Our protocols were developed in consideration of state and local public health guidelines and our partnership with medical professionals and experts that specialize in pediatric infectious diseases. We have health and safety personnel and a Vice President of Global Safety dedicated to supporting our centers and other operations to ensure compliance with our policies and practices, and to ensure that we set the highest standards in all areas.

We employ a variety of security measures at our early education and child care centers, including secure electronic access systems. In addition, our trained teachers and clear sightline center designs help ensure the health and safety of children. Our early education and child care centers are designed to minimize the risk of injury to children by incorporating features such as child-sized amenities, rounded corners on furniture and fixtures, age-appropriate toys and equipment and cushioned fall zones surrounding play structures.
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
Environmental
Our operations, including the selection and development of the properties that we lease or own, and any construction or improvements that we make at those locations, are subject to a variety of national and local laws and regulations, including environmental, zoning and land use requirements. In addition, we have a practice of conducting site evaluations on each freestanding or newly constructed or renovated property that we own or lease. We have no known material environmental liabilities at this time. In addition, we expect to be required to comply over time with new and changing legislation and regulations, both in the U.S. and in other jurisdictions in which we operate, in response to climate change.
Facilities
Our early education and child care centers vary in location as well as design and capacity in accordance with industry standards and local regulatory requirements. Our North American early education and child care centers typically have an average capacity of 130 children, and our international locations have an average capacity of 86 children. As of December 31, 2023, our early education and child care centers had a total licensed capacity of approximately 120,000 children, with the smallest center having a capacity of 10 children and the largest having a capacity of approximately 500 children.
We believe that attractive, spacious and child-friendly facilities with warm, nurturing and welcoming atmospheres are an important element in fostering a high-quality learning environment for children. Our centers are designed to be open and bright and to maximize visibility for supervision. We equip our centers with child-sized amenities and indoor and outdoor play areas comprised of age-appropriate materials and design. Commercial kitchens are typically present in those centers where regulations require that hot meals be prepared on-site.
Available Information
We file or furnish reports and other information with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge on the Investor Relations section of our website, www.brighthorizons.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information filed electronically with, or furnished to, the SEC is also available at www.sec.gov. References to these websites do not constitute incorporation by reference of the information contained therein and should not be considered part of this document. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report should be carefully considered. Set forth below are certain risks related to our business, industry and common stock that could have an adverse effect on our operations. The risks described below are not the only risks we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also impair our business, financial condition, results of operations or the trading price of our common stock.
Business and Operational Risks
Our business depends largely on our ability to hire and retain qualified teachers and maintain strong employee relations.
The provision of child care services is personnel intensive. Our business depends on our ability to attract, train, and retain the appropriate mix of qualified employees and on effectively implementing and maintaining strong employee relations, cultivating an atmosphere of trust, and effectively communicating the value proposition of working at Bright Horizons. Difficulty hiring or retaining appropriately qualified staff may have a disproportionate impact on our business compared to other companies that depend less on the in-person provision of services and do not directly provide care and education to young children. The early education and child care industry traditionally has experienced high turnover rates. In addition, state laws require our teachers and other staff members to meet certain educational and other minimum requirements, and we often require that teachers and staff at our centers have additional qualifications. We are also required by government regulation to maintain certain prescribed minimum teacher-to-child ratios. If we are unable to hire and retain qualified teachers at a center, we have been, and may in the future be, required to constrain or reduce enrollment, close classrooms or centers or be prevented from accepting additional enrollment in order to comply with such mandated ratios. We have been and may continue to experience difficulty in attracting, hiring and retaining qualified teachers due to tight labor pools and general labor shortages. Such market pressures have required us to offer increased salaries, enhanced benefits and institute additional initiatives to maintain strong employee relations, which increase costs, and may further increase costs in the future. Difficulties in hiring and retaining qualified personnel may also affect our ability to meet growth objectives in certain geographies and to take advantage of additional enrollment opportunities at our early education and child care centers in these markets, which could negatively impact our business. From time to time we may be subject to employee organizing efforts. Labor union representation of a material number of our employees could impact our business, financial condition or operating results as a result of additional labor costs, payroll and benefit expenses, new rules and practices, or work stoppages.
Changes in the demand for child dependent care and workplace solutions, which may be negatively affected by demographic trends and economic conditions, may affect our operating results.
Our business strategy largely depends on employers recognizing the value of providing employees with child care, dependent care, workforce education, and other workplace solutions as an employee benefit. The number of employers that view such services as cost-effective or beneficial to their workforces may not continue to grow at the levels we anticipate or may diminish. In addition, changes in demographic trends, including the number of dual working parent or working single parent families in the workforce, and the number of children requiring care, may impact the demand for our services from parents and families. Further, work-from-home or hybrid work options may shift demand away from locations where we currently offer services resulting in center closures or potential impairments. Such changes could materially and adversely affect our business and operating results.
Even as employers recognize the value of our services, demand may be adversely affected by general economic conditions or changes in workforce demographics or workplace locations. Uncertainty or a deterioration in economic conditions, including global inflationary pressures impacting our clients and customers, could lead to reduced demand for our services as employer clients may reduce or eliminate their sponsorship of work and family services, prospective clients may not commit resources to such services or families may seek alternatives to center-based care. In addition, a reduction in the size of an employer’s workforce or an increase in the cost of employer subsidies could negatively impact the demand for our services and result in reduced enrollment, failure of our employer clients to renew their contracts or center closures. A deterioration of general economic conditions in both the U.S. and globally, recessionary fears or changes in workforce demographics may adversely impact the need for our services because out-of-work parents may decrease or discontinue the use of child care services, or be unwilling to pay tuition for high-quality services. Additionally, we may not be able to increase the price for our services at a rate consistent with increases in our operating costs. If demand for our services were to decrease, it could disrupt our operations and have a material adverse effect on our business and operating results.

Because our success depends substantially on the value of our brands and reputation as a provider of choice, adverse publicity or negative perceptions about our business could impact the demand for our services.
Our reputation and brand are critical to our business. Adverse publicity concerning reported incidents or allegations of inappropriate, illegal or harmful acts to a child at any child care center or by a caregiver or through a third party provider, whether or not directly relating to or involving Bright Horizons, could result in decreased enrollment at our child care centers, termination of existing corporate relationships, inability to attract new corporate relationships, or increased insurance costs, all of which could adversely affect our operations. Brand value and our reputation can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in substantial litigation. These incidents may arise from events that are beyond our ability to control, such as instances of abuse or actions taken (or not taken) by one or more center managers, teachers, or caregivers relating to the health, safety or welfare of children in our care. The proliferation of social media may increase the likelihood, speed, and magnitude of these negative brand and reputation events. In addition, from time to time, customers and others make claims and take legal action against us. Whether or not claims have merit, they may adversely affect our reputation and the demand for our services. Such demand could also diminish significantly if any such incidents or other matters erode general confidence in us or our services, which would likely result in lower sales, and could materially and adversely affect our business and operating results. Any reputational damage could have a material adverse effect on our brand value and our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
If we or our third-party vendors are subject to cyber-attacks, data breaches or other security incidents, or if there is a disruption or failure of our information technology systems or software, such events could expose us to liability and could adversely affect our financial condition and operating results.
As part of our business, we collect, process, use, and store sensitive data and certain personal information from our clients, the families and children we serve, and our employees. We also utilize third-party vendors and electronic payment methods to process and store some of this information, including credit card information. Our business relies on information technology networks and systems to store this data, process financial and personal information, manage a variety of business processes, and comply with regulatory, legal and tax requirements. We are also highly dependent on information technology for the coordination and delivery of our back-up care and educational advisory services. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties. The information technology networks and systems owned, operated, controlled, or used by us or our third-party vendors may be vulnerable to, among other things, damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, cybersecurity incidents, failures during the process of upgrading or replacing software or databases or components thereof, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, extortion attempts, distributed denial-of-service attacks, brute force attacks, robocalls, and other real or perceived cybersecurity-attacks or catastrophic events, all of which may not be prevented by our efforts to secure our networks and systems. Security incidents can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party vendors or their personnel, or other parties. Security incidents are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. Any of these incidents could lead to interruptions or shutdowns of our platforms, disruptions in our ability to process service requests, limit our ability to access data, result in the loss or corruption of data, or unauthorized access to, or acquisition of, personal information or other sensitive information, such as our intellectual property. While we and our vendors maintain policies and practices, operational safeguards, as well as measures and controls aimed at reducing our risks related to cybersecurity threats, none of our or our vendors’ security measures can provide absolute security. We and our vendors may not anticipate, detect, or implement fully effective preventative measures against all cybersecurity threats particularly because the techniques used are increasingly sophisticated tools and constantly evolving. For example, as artificial intelligence continues to evolve, cyber-attackers could also use artificial intelligence to develop malicious code and sophisticated phishing attempts. As a result, there can be no assurance that we or our vendors will not suffer a cybersecurity incident, that hackers or other unauthorized parties will not gain access to or exfiltrate personal information or other sensitive data, or that any such data compromise or unauthorized access will be discovered in a timely fashion.
Like many businesses, we, and our third-party vendors, have in the past and will in the future continue to be subject to cybersecurity threats, cybersecurity incidents, and attempts to compromise and penetrate our data security and systems and disrupt our services. For example, as previously disclosed, on December 12, 2022, we determined that a cybersecurity incident had impacted and disrupted a number of our operational and information technology systems. Although our operational and business systems and functionality were promptly restored and this incident did not have a material impact on us, similar incidents or other cybersecurity-attacks against us or our third-party vendors could lead to operational disruptions that could have an adverse effect on our ability to provide services to clients and customers and on our results of operations and financial results.

Failure of our systems to operate effectively or a compromise in the security of our systems, or the systems of our affiliates or other third-party that results in unauthorized persons or entities obtaining personal information or other sensitive information, could materially and adversely affect our reputation, operations, operating results, and financial condition. Actual or anticipated cybersecurity threats and attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, pay higher insurance premiums, and engage third-party specialists for additional services. Breaches in our data security, those of our affiliates or other third-parties, could expose us to risks of data loss, inappropriate disclosure of confidential or proprietary information, potential claims, investigations, regulatory proceedings, litigation penalties and liability, could impede our processing of transactions and our financial reporting, and could result in a disruption of our operations. In addition, we may incur other substantial costs in connection with remediating and otherwise responding to any cybersecurity incident, including potential liability for stolen client, customer, or employee data, repairing system damage, or providing credit monitoring or other benefits to clients, customers, or employees affected by the incident. Additionally, if we or our third-party service providers experience security incidents that result in a decline in the performance of our systems, availability problems, or the loss, corruption of, unauthorized access to, or disclosure of personal data or confidential information, people may become unwilling to provide us the information necessary to receive our services, and our reputation and market position could be harmed. Existing customers may also decrease their use of our services or cease using our services altogether. The impacts of these security threats, incidents, and other disruptions are difficult to predict. Our insurance coverage for such security threats, incidents, and other disruptions may not be adequate to cover all related costs, and we may not otherwise be fully indemnified for them. This may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.
For additional information on our cybersecurity risk management, strategy and governance, see Item 1C, “Cybersecurity,” of this Annual Report on Form 10-K.
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
A variety of laws, regulations, industry self-regulatory principles, industry standards or codes of conduct and regulatory guidance relating to privacy, data protection, marketing and advertising, and consumer protection apply to the collection, use, retention, protection, disclosure, transfer, and other processing of certain types of data. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business, including the European Union’s General Data Protection Regulation and various privacy laws, compliance with such requirements could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. For example, we are subject to various state privacy laws, several of which went into effect in 2023 (i.e. California, Virginia, Colorado, Connecticut, and Utah), all of which give new data privacy rights to their respective residents and impose significant obligations and processors of data. Failure to comply with such regulations could result in enforcement actions, significant fines, penalties, and damages which could materially and adversely affect our business and financial condition. We are also subject to evolving privacy laws on the use of “cookies” and other similar technologies. Many countries have adopted, or are in the process of adopting, regulations governing the use of cookies and similar technologies, and individuals may be required to “opt-in” to the placement of cookies used for purposes of marketing. In addition, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies, to block other tracking technologies or to require new permissions from users for certain activities, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.

Our continued profitability depends on our ability to pass on our increased costs, such as labor and related costs, to our customers.
Hiring and retaining key employees and qualified personnel, including teachers, is critical to our business and labor costs are our largest expense. Because we are primarily a service business, inflationary factors and regulatory changes that contribute to wage and benefits cost increases result in significant increases in the cost of running our business. We expect to pay employees above applicable minimum wage rates, and increases in the statutory minimum wage rates or statutory leave requirements could result in a corresponding increase in the wages and benefits we pay to our employees. Additionally, competition for teachers and staff, and costs associated with hiring, compensating, and retaining employees, and costs of training teachers could result in significant increases in the cost of running our business, including costs to enhance employee compensation and benefit programs as an incentive and retentive tool. Our success depends on our ability to continue to pass along these costs to our customers and to meet our changing labor needs while controlling costs. In the event that we cannot increase the price for our services to cover these higher wage and benefit costs without reducing customer demand for our services, our margins could be adversely affected, which could have a material adverse effect on our financial condition and results of operations as well as our growth.
Changes in our relationships with employer sponsors or failure to anticipate and respond to changing client and customer (parents or client employees) preferences and expectations or develop new customer-oriented services may affect our operating results.
We derive a significant portion of our business from early education and child care, back-up care, and other workplace solutions associated with employer sponsors for whom we provide these services at single or multiple sites pursuant to contractual arrangements. Our contracts with employers for full service center-based child care typically have terms of 3 to 10 years, and our contracts related to back-up care and educational advisory services typically have terms of three years, with varying terms and renewal and termination options. We have a history of consistent contract renewals, but we may not experience similar renewal rates in the future. Failure to comply with or monitor contract terms or the termination or non-renewal of a significant number of contracts or the termination of a multiple-site or multiple-service client relationship could have a material adverse effect on our business, results of operations, financial condition or cash flows. Additionally, our continued success depends on our ability to convert and retain new and existing clients, cross-sell to existing clients, and our ability to develop new consumer-oriented strategies or services to accommodate changing client, learner, or parent expectations and preferences around our services or service delivery. Our future success depends on our ability to meet the evolving needs and expectations of our customers, including enhancing our existing services and technology, and building a high-quality experience across all lines of business and geographies. Obsolete processes and/or skill gaps or a failure to scale innovation could impede our ability to meet new or changing customer demand. Additionally, client unwillingness to adopt new technology enhancements, including artificial intelligence technology, could impact our return on investment. Failure to meet these needs may result in client loss and reduced demand and could have a material impact on our financial results.
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

Our business could be adversely affected by events beyond our control, such as public health crises, pandemics, natural disasters, negative global climate patterns, sociopolitical events, geopolitical tensions, or other catastrophic events.
A regional or global health crisis, not unlike the COVID-19 pandemic, depending on its duration and severity, could severely affect our business. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public or to center-based care in the event of a health crisis, and local, regional or national governments might limit or ban public interactions to halt or delay the spread of diseases causing business disruptions and the temporary or permanent closure of our centers. Additionally, a health crisis could also impair our ability to hire and maintain an adequate level of staff and may have a disproportionate impact on our business compared to other companies that depend less on the in-person provision of services.
Other events beyond our control, including acts of violence (including violent acts in the workplace and school settings), war, terrorism and other international, regional, or local instability or conflicts (including labor issues), embargoes, natural disasters such as earthquakes, tsunamis, hurricanes, typhoons or other adverse weather and climate conditions, whether occurring in the United States or abroad, could restrict or disrupt our operations. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public or to center-based care as a result of one or more of these events. Further, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations and our clients, either in a particular region or globally. In addition, changes in legislation and regulations both in the U.S. and in other jurisdictions in response to climate change could impose new burdens and costs on us and could impact our business, operating results, and financial condition. Moreover, even without such legislation or regulation, the perspectives of our clients, stockholders and employees regarding climate change are continuing to evolve and may result in increased costs to our business to meet the sustainability expectations of these stakeholders.
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

In addition, borrowings under our senior secured credit facilities bear interest at variable rates. Interest rates increased during 2023. If market interest rates continue to increase, variable rate debt will create higher interest service requirements, which could adversely affect our cash flows and impact future earnings. While we have entered into interest rate cap agreements to limit our exposure to higher interest rates on a portion of our debt, and may enter into additional agreements in the future, any such agreements may not offer complete protection from interest rate fluctuations and may carry additional risks. For information regarding our sensitivity to changes in interest rates, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
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
During and following the COVID-19 pandemic, a substantial portion of the workforce, including parents of children we serve at our centers, transitioned from working in traditional office environments to working in “virtual” or “home” offices, including in our primary markets of the United States, United Kingdom, Australia, and the Netherlands. While we believe that many employees have and will continue to return to traditional office environments, this can vary by geography and some employers have maintained a remote or work-from-home presence or have or will permanently transition all or a portion of their workforce to remote or to a hybrid model. While working parents continue to need child care regardless of their work location, there are no assurances that parents who work from home or in a hybrid model will continue to use our centers or use our centers on a full-time basis. A shift in workplace demographics where employees work from home on a part- or full-time basis, may reduce demand for center-based child care or specific center locations, and may impact enrollment as well as other service offerings. We may be unable to successfully meet changed client and parent demands and needs around center locations or center availability on a cost effective basis, which may have a material adverse effect on our business or results of operations and result in future center closures or potential impairments.
The growth of our business may be adversely affected if we do not implement our growth strategies and initiatives successfully or if we are unable to manage our growth or operations effectively.
We have expanded and are continuing to expand our operations, suite of services and client relationships, which has placed, and will continue to place, significant demands on our management and our operational, HR, IT and financial infrastructure. Additionally, our ability to grow in the future will depend on a number of factors, including the ability to develop and expand new and existing client relationships, to continue to provide and expand the high-quality services we offer, to hire and train qualified personnel, to expand and grow in existing and future markets, to develop and operationalize new service offerings, and to sustain operational excellence and efficiencies across all business lines. Achieving and sustaining growth requires the successful execution of our growth strategies, which may require the implementation of enhancements to customer-facing, operational and financial systems, expanded sales and marketing capacity, continuous updates to technology, such as those related to artificial intelligence, and improvements to processes and systems, and additional or new organizational resources. Given these challenges, we may be unable to manage our expanding operations effectively, or to maintain our growth, which could have a material adverse effect on our business or results of operations.

Acquisitions present many risks and may disrupt our operations. We also may not realize the financial and strategic goals that were contemplated at the time of the transaction.
Acquisitions are an integral part of our growth strategy, and we have made, and intend to continue to make, acquisitions to add centers, clients, new service offerings and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. Acquisitions involve numerous risks, including potential difficulties in the integration of acquired operations, such as bringing new centers through the re-licensing or accreditation processes, successfully implementing our curriculum programs, integration of systems and technology, diversion of management’s attention and resources in connection with an acquisition and its integration, loss of key employees or key service contract arrangements of the acquired operations, and failure of acquired operations to effectively and timely adopt our internal control processes and other policies. Additionally, the acquisition of new service offerings or emerging services may present operational and integration challenges, particularly with respect to companies that have significant or complex operations or that provide services where we do not have significant prior experience. With any acquisition, the financial and strategic goals that were contemplated at the time of the transaction may not be realized due to increased costs, undisclosed liabilities not covered by insurance or by the terms of the acquisition, write-offs or impairment charges relating to goodwill and other intangible assets, and other unexpected integration costs. We also may not have success in identifying, executing and integrating acquisitions in the future. The occurrence of any of these risks could have an impact on our business, results of operation, financial condition or cash flows, particularly in the event of a larger acquisition or concurrent acquisitions. For information on our acquisition growth strategy, see Item 1, “Business — Our Competitive Strengths” and “— Our Growth Strategy.”
Significant competition in our industry could adversely affect our results of operations.
We compete for enrollment and sponsorship of our early education and child care centers in a highly-fragmented market. For enrollment, we compete with center-based child care (such as residential and worksite child care centers, full- and part-time nursery schools, private and public elementary schools and religious faith-affiliated and other not-for-profit providers) as well as family child care (operated out of the caregiver’s home). In addition, alternatives to organized child care, such as relatives and nannies caring for children, can represent lower cost options to our services. For sponsorship, we compete primarily with large community-based child care companies with divisions focused on employer sponsorship and with regional child care providers who target employer sponsorship. We believe that our ability to compete successfully depends on a number of factors, including quality of care, site convenience, breadth of service offering and cost. We often face a price disadvantage to our competition, which may have access to greater financial resources, greater name recognition or lower operating or compliance costs. In addition, certain competitors may be able to operate with little or no rental expense and sometimes do not comply or are not required to comply with the same health, safety, and operational regulations with which we comply. Therefore, we may be unable to continue to compete successfully against current and future competitors.
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
Governmental child care benefit programs could reduce the demand for our services or impact our revenue and profitability.
National, state or local child care benefit programs comprised primarily of subsidies in the form of tax credits or other direct government financial aid to parents provide us opportunities for expansion in additional markets. However, a broad-based benefit with governmentally mandated or funded child care or preschool, such as universal pre-K, could reduce the demand for early care services at our existing early education and child care centers due to the availability of lower cost care alternatives, or could place downward pressure on the tuition and fees we charge, which could adversely affect our revenues and results of operations. In response to the economic impact of the COVID-19 pandemic, we received funding from pandemic-related government support programs from various federal, state, and local governments. While we received less pandemic-related government support in 2023 as funding for most of the programs for which we were eligible ended in September 2023, a further reduction or limit on other government support programs at the federal, state and local level could further impact our results of operations. Additionally, changes in government support programs in our international jurisdictions, such as the reduction of government-funded tuition subsidies, or legislation aimed at the cost of child care, such as tuition caps, could reduce the demand for our services in these markets or reduce revenue, adversely impacting our results of operations.

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
As a global company, we are subject to income and other taxes in the United States and foreign jurisdictions, and our future tax rates and operations may be adversely affected by a number of factors, including: changes in tax rates, tax laws or the interpretation of such tax laws in the various jurisdictions in which we operate; changes in the estimated realization of our deferred tax assets and settlement of our deferred tax liabilities; changes in the jurisdictions in which profits are determined to be earned and taxed; incremental taxes upon repatriation of non-U.S. earnings; limitations on the deductibility of interest expense; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Deductions associated with stock-based compensation may not be realized as a result of decreases in our stock price. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods and any increases in income tax rates or changes in income tax laws could have a material adverse impact on our financial results.

The Organization for Economic Cooperation and Development introduced a framework to implement a global 15% minimum corporate tax (“Pillar Two”). The European Union issued a directive to its member states to enact the Pillar Two in their local laws effective after December 2023. A number of other countries are expected to also implement similar legislation with effective dates in the future. The Company is continuing to evaluate the future impact of Pillar Two in the jurisdictions in which the Company operates.
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
We are also subject to inherent risks attributed to operating in a global economy. As of December 31, 2023, we had 431 centers located in 4 foreign countries - the United Kingdom, the Netherlands, Australia and India. If the international markets in which we compete are affected by changes in political, social, legal, economic, or other factors, such as adverse global economic conditions, including slower growth or recession, higher interest rates, and foreign currency exchange rate fluctuations, our business and operating results may be materially and adversely affected. Our international operations may subject us to additional risks that differ in each country in which we operate, and such risks may negatively affect our results. The factors impacting the international markets in which we operate may include changes in laws and regulations affecting the operation of child care centers, parent or tuition subsidies or other government financial support, the imposition of restrictions on currency conversion or the transfer of funds, or increases in the taxes paid and other changes in applicable tax laws.
Our business is exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
As a multinational company, we conduct our business in a variety of markets and are therefore subject to market risk for changes in foreign currency exchange rates. Instability in European and other financial markets, or other geopolitical events, such as adverse global economic conditions, could cause fluctuations in exchange rates that may adversely affect our revenues and net earnings. Approximately 27% of our revenue was generated outside the United States in 2023. While most of our revenues, costs and debts are denominated in U.S. dollars, revenues and costs from our operations outside of the United States are denominated in the currency of the country in which the services are provided, and these currencies could become less valuable as a result of exchange rate fluctuations. Such changes in foreign currency exchange rates could materially and adversely affect our business and operating results.
Market Related Risks
We cannot guarantee that we will repurchase our common stock pursuant to our stock repurchase program or that our stock repurchase program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
On December 16, 2021, our board of directors authorized a share repurchase program under which up to $400 million of our outstanding common stock may be repurchased, of which $198.3 million remained available as of December 31, 2023. Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Stock may be purchased from time to time, in the open market at prevailing market prices, in private transactions, under Rule 10b5-1 plans, or by other means, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. The existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock and short-term stock price fluctuations could reduce the program’s effectiveness.

The price of our common stock could be volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.
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
•changes in management and key personnel;
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
•impairments;
•impact from cyber events;
•changes in business activity or the economy;
•acts of violence, terrorist acts, acts of war, or periods of widespread civil unrest;
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

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of legal actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We recognize the critical importance of maintaining the safety and security of our information technology systems and data. Management’s approach to assessing, identifying and managing cybersecurity and information security risks and threats is embedded in our overall Enterprise Risk Management (“ERM”) program. Management, in turn, reports up to our Board of Directors (the “Board”), which is responsible for oversight of risk, including with respect to cybersecurity threats.
Board and Management’s Role and Expertise and Oversight of Risk Management and Strategy
Our information technology (“IT”) department, which maintains our cybersecurity function, is led by our SVP, Chief Information Officer (“CIO”), who reports directly to our Chief Executive Officer, and has over 25 years of broad IT and digital transformation experience leading large technology organizations and product teams with expertise in IT organizational leadership, network and cloud infrastructure, and enterprise engineering and technology. Our VP, Chief Information Security Officer (“CISO”) reports directly to the CIO, and is responsible for managing our risks from cybersecurity threats, protecting and defending our networks and systems, and overseeing our Information Security Office. Our CISO has over 20 years of experience leading cybersecurity and information security departments and manages a team of professionals who have broad industry experience and expertise, including disaster recovery, IT risk management, detection and mitigation technologies, incident response, threat management, and regulatory compliance, and who hold industry recognized certifications, such as the Certified Information Systems Security Professional and Certified Risk and Information Systems Control.
Our CISO, under the supervision and direction of the CIO, is responsible for developing and implementing our information security program. Our Executive Committee, made up of senior leaders throughout the organization, including our CIO, receives periodic reports from our CIO on both the state of our IT department and Information Security Office and on our cybersecurity programs.
Our Board administers its risk oversight role directly and through its committee structure. While our Board has ultimate responsibility for overseeing our cyber risk, our Audit Committee oversees risks related to cybersecurity threats, data protection, data privacy and business continuity. Our Audit Committee regularly discusses and, at least annually, reviews with management, including our CIO, CISO, Global Privacy Officer, our cyber, information security, and data privacy risks and programs. This review includes risk assessments, the implementation of policies, procedures, processes and controls for the management of risks, management’s actions to identify and detect cyber threats and incidents, results of tests and assessments and updates on our programs to manage disaster recovery, data privacy and compliance. Our management team also provides updates to the Board as needed. For instance, during the December 2022 cybersecurity incident, our Board and Audit Committee were regularly updated, and our Audit Committee provided oversight and feedback with respect to management’s investigation of, and response thereto, including internal and third-party investigations, public or governmental disclosures and our remediation efforts.

Our IT department and Information Security Office, supported by our Global Privacy Office, regularly evaluate cybersecurity risks. Cybersecurity risks are considered within our ERM framework, which are assigned risk owners to develop and manage mitigation programs. Our annual ERM program is reviewed and overseen by the Audit Committee and is presented to the Board annually. We maintain an internal Privacy and Security Steering Committee, co-chaired by our CISO and Global Privacy Officer and made up of members from IT, legal, privacy and international operations, and which is tasked with review of, and oversight over, our privacy and data security programs, policies and strategy. Our Governance, Risk and Compliance Committee, made up of members of legal, operations, human resources and internal audit as well as our CISO, provides additional support for enterprise risk management assessment and governance by monitoring our ERM program, and engaging with compliance functions across the organization to identify gaps, support corrective action plans and promote best practices. Our internal control over financial reporting, including key business process controls and IT general controls, are reviewed and tested by our Internal Audit function annually.
Assessment, Identification and Mitigation of Cybersecurity Threat Risk
Our cybersecurity threat strategy is based on prevention, detection and mitigation using layered defenses, continuous assessment and monitoring, vulnerability scans, end-point detection and response and regular defense testing through simulations, penetration tests and table top exercises. While our cybersecurity policies, practices and programs may vary by location or by service, our overall cybersecurity risk management program leverages the ISO 27001 framework. Our Information Security Office regularly monitors alerts and threat levels, trends, and remediation efforts, conducts post-incident reviews, conducts maturity testing to assess our processes and procedures and the threat landscape, reviews our operational policies and procedures, and conducts an annual risk assessment as described above. We believe that these steps are useful tools in identifying and assessing risks, giving our team key information and insights used to manage those risks to help protect our clients, families, employees, vendors, investors, and our data and intellectual property.
Employees are required to complete a cybersecurity training at least once a year specific to their role and we also require employees in certain other roles to complete additional role-based, specialized cybersecurity trainings. We have a set of policies and procedures addressing information security concerns governed by the Written Information Security Program (WISP) framework, other policies that directly or indirectly relate to cybersecurity, such as encryption standards, antivirus protection, remote access, multi-factor authentication, confidential information as well as policies related to the use of the internet, social media, email and electronic devices. These policies go through an internal review process and are approved by our internal Policy Board or Privacy and Security Steering Committee. We currently maintain a System and Organization Controls (“SOC”) Type 2 report for material applications and ISO 27001 and ISO 27701 certifications for the U.S. and U.K. Annually, our Internal Audit function conducts a security audit in accordance with the ISO 27001 framework.
Third parties also play a role in our cybersecurity risk management and strategy. We contract with a third-party cybersecurity incident response team to assist in the management of cybersecurity threats. We also engage and rely on third-party cyber and information security providers for cybersecurity applications and infrastructure to protect our network, systems and data.
Incident Response and Reporting
In the event of a cybersecurity incident, we follow an Incident Response Manual and process led by our CISO which governs our assessment, response, and notifications process, internally and externally. Depending on the nature and severity of an incident, this process includes review by an incident response team, made up of members of the Information Security Office, with escalating notifications up to our CIO, Legal Department, CFO, and CEO followed by our Audit Committee Chair and the full Board.
Oversight of Third-Party Providers
When engaging with third-party providers or suppliers with access to our network, systems or data or a third party providing cybersecurity support or infrastructure, we assess and evaluate their cybersecurity preparedness. Depending on location and level of access to data, vendors complete an information security questionnaire and/or provide a SOC 1 or SOC 2 report and, for vendors unable to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness. We also include security and privacy addenda in our supplier contracts where applicable. Our assessment of cybersecurity threats associated with our third-party providers is part of our overall cybersecurity risk management framework.
Impact of Cyber Risk on our Business
We face a number of cybersecurity risks in connection with our business. We continue to invest in the security and strength of our networks and to enhance our internal controls and processes, which are designed to help protect our systems, infrastructure, and data. To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, such as the December 2022 cybersecurity incident, have not materially affected our business strategy, results of operations or financial condition. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For more information regarding the risks we face from cybersecurity threats, please see Item 1A, “Risk Factors.”

Item 2. Properties
Our corporate headquarters are located in Newton, Massachusetts, where at December 31, 2023, we lease approximately 110,000 square feet of office space. We also lease approximately 50,000 square feet for our contact center and regional administrative offices in Broomfield, Colorado, as well as spaces for regional administrative offices in Northampton in the United Kingdom, Amsterdam in the Netherlands, and Sydney in Australia. We also lease a number of early education and child care centers in the geographies in which we operate. We do not consider any of our properties, including our corporate headquarters, to be material to our operations.
As of December 31, 2023, we operated 1,049 early education and child care centers across the United States, and in the United Kingdom, the Netherlands, Australia and India, of which 117 were owned, with the remaining centers being operated under operating leases or service agreements. Leases typically have initial terms ranging from 10 to 15 years, generally with renewal options.
The following table summarizes the locations of our early education and child care centers as of December 31, 2023:

Location	Number of Centers
United States	618
United Kingdom	280
Australia	81
Netherlands	69
India	1
1,049
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
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
Set forth below is certain information about our executive officers. Ages are as of December 31, 2023.
Stephen H. Kramer, age 53, has served as Chief Executive Officer and a director of the Company since January 2018 and as President of the Company since January 2016. Mr. Kramer served as the Chief Development Officer from January 2014 until January 2016 and as Senior Vice President, Strategic Growth & Global Operations from January 2010 until December 2013. He served as Managing Director, Europe from January 2008 until December 2009. He joined Bright Horizons in September 2006 through the acquisition of College Coach, which he co-founded and led for eight years.
Elizabeth J. Boland, age 64, has served as Chief Financial Officer of the Company since June 1999, and as Treasurer since December 2023. Ms. Boland joined Bright Horizons in September 1997 and served as Chief Financial Officer and, subsequent to the merger between Bright Horizons and Corporate Family Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. She served as Treasurer from October 2016 until September 2020. Prior to joining Bright Horizons, Ms. Boland served as Chief Financial Officer and Vice President-Finance at various companies. From 1981 to 1990, Ms. Boland worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager. Ms. Boland has served as a member of the Board of The Children’s Place, Inc. (Nasdaq: PLCE) since May 2019 having served on the Audit Committee from May 2019 to May 2023 and on the Compensation Committee since May 2023.
Mary Lou Burke Afonso, age 59, has served as Chief Operating Officer, North America Center Operations of the Company since January 2016 and is a 29-year veteran of the Company. Ms. Burke Afonso served as the Company’s Executive Vice President of North America Center Operations from January 2014 until December 2015 and, from January 2005 to December 2013, she served as Senior Vice President, Client Relations. Throughout her tenure, she has also held other leadership positions in Finance, Center Operations, Business Operations, Client Relations, and College Coach.  Prior to joining Bright Horizons in 1995, Ms. Burke Afonso served as the controller for BOSE Corporation in France and worked on the audit staff at Price Waterhouse, LLP in Boston.
John G. Casagrande, age 65, has served as General Counsel of the Company since January 2010 and as Secretary since December 2019. Mr. Casagrande joined Bright Horizons in 2005 as Senior Counsel, Special Projects through the Company’s acquisition of ChildrenFirst, Inc., where he served as its legal counsel for eight years. Mr. Casagrande was employed as an Associate at Palmer and Dodge LLP from 1987 through 1995.
Mandy Berman, age 53, has served as Chief Operating Officer, Back-up Care and Emerging Care Services since February 2023. Prior to re-joining the Company, Ms. Berman served as Chief Operating Officer of Marathon Health, a leading provider of employer-sponsored health centers nationwide, from September 2020 to January 2023, and Chief Operating Officer of 42 North Dental, a New England-based dental support organization, from March 2019 to August 2020. Previously, Ms. Berman served as Executive Vice President and Chief Administrative Officer of the Company from January 2016 to February 2019 when she was responsible for Back-up Care, IT, and client reporting. From January 2014 until December 2015, Ms. Berman served as Executive Vice President, Back-up and Global Operations and, from September 2005 to December 2013, she served as Vice President, Back-up Care Operations and then Senior Vice President, Back-up Care Operations. Ms. Berman first joined the Company through the acquisition of ChildrenFirst, Inc. in 2005. Ms. Berman has served as a member of the Board of HarborOne Bank (NASDAQ: HONE) since 2019.
Ros Marshall, age 64, has served as Managing Director, International since July 2022. Ms. Marshall joined the Company as Managing Director, United Kingdom in January 2020. Prior to joining the Company, Ms. Marshall was the Chief Executive Officer of Taaleem from 2013 to 2019, the second largest international school group in the United Arab Emirates. From 2010 to 2013, Ms. Marshall served as Chief Executive Officer of Kidsunlimited Group Limited, which was acquired by Bright Horizons in 2013. Ms. Marshall was awarded an OBE in 2021 for services to Education, the British Council, and the National Children's Orchestra of Great Britain.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
Our common stock is listed on the NYSE under the ticker symbol “BFAM”.
As of February 14, 2024, there were 15 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended December 31, 2023:

Period	Total Number of Shares (or Units) Purchased (1) (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2) (c)	Approximate Dollar Value of Shares/Units that May Yet Be Purchased Under the Plans or Programs (In thousands) (3) (d)
October 1, 2023 - October 31, 2023	—	$—	—	$198,290
November 1, 2023 - November 30, 2023	—	$—	—	$198,290
December 1, 2023 - December 31, 2023	97	$88.38	—	$198,290
	97		—
(1)The Company purchased an aggregate of 97 shares during the three months ended December 31, 2023, which shares were withheld for tax payments due upon the vesting of employee restricted stock and restricted stock unit awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our share repurchase authorization.
(2)The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The Company did not purchase any shares under the board-authorized program during the three months ended December 31, 2023. The share repurchase program has no expiration date. All repurchased shares have been retired.
(3)The number shown represents, as of the end of each period, the approximate dollar value of the Company's outstanding common stock that may yet be purchased under the Company's publicly announced share repurchase program as described in footnote (2) above. Such shares may be purchased, from time to time, depending on business and market conditions.
Equity Compensation Plans
The following table provides information as of December 31, 2023 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,443,660	$91.82	1,434,662
Equity compensation plans not approved by security holders	—	—	—
Total	2,443,660	$91.82	1,434,662
(1)The number of securities includes 653,646 shares that may be issued upon the settlement of restricted stock units and performance stock units. The restricted stock units and performance stock units are excluded from the weighted average exercise price calculation.

Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the total return to stockholders of our common stock for the past five years through December 31, 2023, relative to the total return of the following:
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

$300
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Bright Horizons Family Solutions Inc.
NYSE Composite Index
Russell Midcap Growth Index

	Years ended December 31,
	2018	2019	2020	2021	2022	2023
Bright Horizons Family Solutions Inc.	$100.00	$134.83	$155.18	$112.90	$56.59	$84.50
NYSE Composite Index	$100.00	$125.74	$134.53	$162.34	$147.16	$167.43
Russell Midcap Growth Index	$100.00	$135.47	$183.68	$207.06	$151.73	$190.98
Note: Underlying data provided by Zacks Investment Research, Inc.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses our results of operations for the fiscal years ended December 31, 2023 and 2022 and provides comparisons between such fiscal years. For discussion and comparison for the fiscal years ended December 31, 2022 and 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023.
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
At December 31, 2023, we operated 1,049 early education and child care centers, consisting of 618 centers in North America and 431 centers internationally. We have the capacity to serve approximately 120,000 children in the United States, the United Kingdom, the Netherlands, Australia and India. We seek to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.
At December 31, 2023, we had more than 1,450 client relationships with employers across a diverse array of industries, including more than 220 Fortune 500 companies. At December 31, 2023, we managed child care centers on behalf of single employers in the following industries and also managed lease/consortium locations in approximately the following proportions:

	Percentage of Centers
Classification	North America	International
Employer locations:
Healthcare and Pharmaceuticals	20.0%	2.0%
Government and Higher Education	12.5	4.0
Financial Services	7.5	2.0
Consumer	7.5	—
Professional Services and Other	5.0	—
Technology	5.0	1.0
Industrial/Manufacturing	2.5	1.0
	60.0	10.0
Lease/consortium locations	40.0	90.0
	100.0%	100.0%

Our reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services. Full service center-based child care includes traditional center-based early education and child care, preschool and elementary education. Back-up care consists of center-based back-up child care, in-home care for children and adult/elder dependents, school age camps, tutoring, pet care and self-sourced reimbursed care. Educational advisory and other services includes tuition assistance and student loan repayment program management, workforce education, related educational advising, college advisory services, and Sittercity, an online marketplace for families and caregivers. In fiscal year 2024, we realigned our organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. As a result, effective January 1, 2024, the back-up care reportable segment will now include the Sittercity operations. Additional information about our operations, structure and services is included in “Business — Our Operations” in Item 1 of this Annual Report on Form 10-K. Additional segment information is included in Note 18, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
During the year ended December 31, 2023, we saw strong year-over-year revenue growth, with a 19% increase in revenue for our full service center-based child care segment and net enrollment growth of 8% as centers continue to re-ramp post-pandemic. To track our continued progress on the recovery from the pandemic, we monitor same-center occupancy for a cohort of centers that has been operating since the 2021 fall enrollment cycle. Same-center occupancy represents utilization for each respective center and is calculated as the average full-time enrollment divided by the total operating capacity during the period. This cohort of centers totaled 809 centers as of December 31, 2023. For the quarter ended December 31, 2023, 36% of these centers were more than 70% enrolled, 46% were between 40-70% enrolled and 18% were less than 40% enrolled, which reflects improved occupancy when compared to the same period in the prior year. Such trends are consistent with the year to date results. We also saw solid growth in back-up care with a 26% year-over-year increase in revenue as a result of increased utilization and new clients.
While we continue to see year-over-year growth and progress, we are still navigating through a dynamic operating environment that is impacted by a tight labor market, varying enrollment demands, shifting work demographics, increased costs and challenging macroeconomic conditions. We continue to monitor and respond to the changing conditions, and the changing needs of clients, families and children, including the routine closure of underperforming centers in order to optimize our portfolio of centers to accommodate changes in demands and demographic workforce shifts in the markets we serve. As a result of the impact of the pandemic, there has been an elevated number of center closures in recent years, totaling 31 in 2022 and 49 in 2023, in addition to the impairment of certain assets. We expect this trend to continue into 2024 as we execute on the closure of certain underperforming centers identified during our portfolio review process, including a number of centers in the U.K. Where possible, we shift enrollment and teachers to other centers at nearby locations.
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
As we continue to navigate this post-pandemic recovery period, we remain committed to serving the needs of families, clients and our employees. We are confident in our value proposition, business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing market conditions. Our ability to fully return to the operating income levels at which we operated prior to COVID-19, and to continue to increase operating income in the future, will depend upon our ability to continue to regain and sustain the following characteristics of our business and our strategic growth priorities:
•maintenance and incremental growth of enrollment in our mature and ramping centers, and cost management in response to changes in enrollment and demand in our centers;
•attraction and retention of qualified early childhood educators to meet the enrollment demand;
•effective pricing strategies, including tuition increases that correlate with expected increases in personnel costs, including wages and benefits, and additional pricing actions to accommodate higher operating costs and the impact of persistent inflation;
•maintenance and incremental growth of client relationships, additional growth in expanded service offerings and cross-selling of services to clients;
•additional growth in the number of back-up care uses, care use types and supply of service providers;
•successful identification and integration of acquisitions and transitions of management of centers; and,
•successful management of underperforming centers, through improved enrollment or exit and management of costs.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023		2022

	(In thousands, except percentages)
Revenue	$2,418,257	100.0%	$2,020,487	100.0%
Cost of services	1,886,533	78.0%	1,541,834	76.3%
Gross profit	531,724	22.0%	478,653	23.7%
Selling, general and administrative expenses	327,068	13.5%	289,156	14.3%
Amortization of intangible assets	33,415	1.4%	31,912	1.6%
Income from operations	171,241	7.1%	157,585	7.8%
Loss on foreign currency forward contracts	—	—%	(5,917)	(0.3)%
Interest expense — net	(51,609)	(2.2)%	(39,486)	(1.9)%
Income before income tax	119,632	4.9%	112,182	5.6%
Income tax expense	(45,409)	(1.8)%	(31,541)	(1.6)%
Net income	$74,223	3.1%	$80,641	4.0%

Adjusted EBITDA (1)	$352,117	14.6%	$316,994	15.7%
Adjusted income from operations (1)	$212,602	8.8%	$182,741	9.0%
Adjusted net income (1)	$164,263	6.8%	$152,199	7.5%
(1)Adjusted EBITDA, adjusted income from operations and adjusted net income are non-GAAP financial measures and are not determined in accordance with accounting principles generally accepted in the United States (“GAAP”). Refer to “Non-GAAP Financial Measures and Reconciliation” below for a reconciliation of these non-GAAP financial measures to their most directly comparable financial measure determined under GAAP and for information regarding our use of non-GAAP financial measures.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Revenue. Revenue increased by $397.8 million, or 20%, to $2.4 billion for the year ended December 31, 2023 from $2.0 billion for the prior year. The following table summarizes the revenue and percentage of total revenue for each of our segments for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023		2022		Change 2023 vs 2022

	(in thousands, except percentages)
Full service center-based child care	$1,780,615	73.6%	$1,493,758	73.9%	$286,857	19.2%
Tuition	1,614,685	90.7%	1,345,599	90.1%	269,086	20.0%
Management fees and operating subsidies	165,930	9.3%	148,159	9.9%	17,771	12.0%
Back-up care	516,408	21.4%	409,554	20.3%	106,854	26.1%
Educational advisory and other services	121,234	5.0%	117,175	5.8%	4,059	3.5%
Total revenue	$2,418,257	100.0%	$2,020,487	100.0%	$397,770	19.7%
Revenue generated by the full service center-based child care segment in the year ended December 31, 2023 increased by $286.9 million, or 19%, when compared to the prior year. Tuition revenue increased by $269.1 million, or 20%, when compared to the prior year, on an 8% net increase in enrollment and average tuition rate increases at our child care centers of approximately 7%, as well as incremental contributions during the year of approximately $70 million from the 75 child care centers acquired in July 2022 (“Only About Children”). While center enrollment continues to improve, the ongoing labor market challenges and current economic conditions have constrained enrollment and slowed the recovery in both the U.S. and international markets. We expect continued occupancy improvement in relation to the same prior periods in 2024, with more modest improvement in the U.K. as that geography remains more impacted. During the year ended December 31, 2023, we also received $1.7 million from pandemic-related government support programs related to tuition support that was recorded to revenue, which is a decrease from the $5.5 million received in 2022.

Management fees and operating subsidies from employer sponsors increased $17.8 million, or 12%, primarily due to higher operating subsidies required to support center operations as enrollment continues to increase, and due to a decrease in funding received from pandemic-related government support programs. Funding received from government support programs reduced certain center operating costs, which impact the related operating subsidies. During the years ended December 31, 2023 and 2022, such funding received from these pandemic-related government support programs reduced the operating subsidy revenue due from employers by $17.5 million and $31.7 million, respectively.
Revenue generated by back-up care services in the year ended December 31, 2023 increased by $106.9 million, or 26%, when compared to the prior year. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based, in-home and school-age camp back-up care from new and existing clients.
Revenue generated by educational advisory and other services in the year ended December 31, 2023 increased by $4.1 million, or 4%, when compared to the prior year. Revenue growth in this segment was primarily attributable to contributions from sales to new clients and increased utilization from existing clients.
Cost of Services. Cost of services increased $344.7 million, or 22%, to $1.9 billion for the year ended December 31, 2023 from $1.5 billion for the prior year.
Cost of services in the full service center-based child care segment increased by $272.9 million, or 22%, to $1.5 billion in the year ended December 31, 2023, when compared to the prior year. The increase in cost of services was primarily associated with increased labor costs related to expanded enrollment and wage rate increases, as well as the operating costs associated with the 75 Only About Children child care centers acquired July 1, 2022. Personnel costs increased 21%, or 16% before including incremental costs associated with the Only About Children centers. In addition to the personnel costs for the incremental 8% net enrollment increase noted above and premiums associated with the deployment of temporary staff to meet enrollment demands, we have invested in higher wages for center staff, resulting in an increase of approximately 8% to the average hourly wage in 2023 compared to 2022. Cost of services also includes impairment costs of $32.0 million in 2023 and $14.1 million in 2022, related to fixed assets and operating lease right of use assets. Funding received from pandemic-related government support programs reduced center operating expenses by $49.4 million in 2023, a decrease of $37.4 million compared to $86.8 million in government funding received in 2022. As noted above, a portion of the funding received from government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $17.5 million and $31.7 million in the years ended December 31, 2023 and 2022, respectively.
Cost of services in the back-up care segment increased by $70.4 million, or 32%, to $291.4 million in the year ended December 31, 2023, when compared to the prior year. The increase in cost of services is primarily associated with higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service delivery. In addition, cost of services in 2023 also includes value-added tax expense of $4.0 million related to prior periods and impairment costs of $3.9 million related to fixed assets and operating lease right of use assets.
Cost of services in the educational advisory and other services segment increased by $1.4 million, or 3%, to $52.6 million in the year ended December 31, 2023, when compared to the prior year due to increased personnel costs related to delivering services to the expanding customer base. We expect to make additional investments in this segment over the next few years as we further enhance our educational advisory offerings to meet the needs of the modern employer and employee.
Gross Profit. Gross profit increased by $53.0 million, or 11%, to $531.7 million for the year ended December 31, 2023 from $478.7 million for the prior year. The increase was primarily due to contributions from the back-up care segment from increased utilization and expanded sales. Gross profit margin was 22% of revenue for the year ended December 31, 2023, a decrease of approximately 2% compared to 24% for the year ended December 31, 2022. The decrease was primarily due to increased labor costs, incremental impairment costs, and a decrease in pandemic-related government support.
Selling, General and Administrative Expenses (“SGA”). SGA increased $37.9 million, or 13%, to $327.1 million for the year ended December 31, 2023 from $289.2 million for the year ended December 31, 2022, due to incremental spending to support the business as it continues to re-ramp post-pandemic, incremental overhead associated with the Only About Children operations acquired July 1, 2022, and higher labor costs. SGA for the year ended December 31, 2022 included transaction costs of $9.2 million incurred in conjunction with the acquisition of Only About Children. SGA was 14% of revenue for the year ended December 31, 2023, consistent with 2022.

Amortization of Intangible Assets. Amortization expense on intangible assets was $33.4 million for the year ended December 31, 2023, an increase from $31.9 million in the prior year, due to increases from intangible assets acquired in relation to acquisitions completed in 2022 and 2023, partially offset by the use of the accelerated method of amortization for certain intangible assets and decreases from intangible assets becoming fully amortized during the period. Refer to Note 6, Goodwill and Intangible Assets, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details.
Income from Operations. Income from operations increased by $13.7 million, or 9%, to $171.2 million for the year ended December 31, 2023 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023		2022		Change 2023 vs 2022

	(In thousands, except percentages)
Full service center-based child care	$9,396	0.5%	$12,937	0.9%	$(3,541)	27.4%
Back-up care	133,391	25.8%	118,788	29.0%	14,603	12.3%
Educational advisory and other services	28,454	23.5%	25,860	22.1%	2,594	10.0%
Income from operations	$171,241	7.1%	$157,585	7.8%	$13,656	8.7%
The change in income from operations was due to the following:
•Income from operations for the full service center-based child care segment decreased $3.5 million, or 27%, for the year ended December 31, 2023, when compared to the same period in 2022 primarily due to incremental impairment losses of $17.9 million related to long-lived assets, increased labor costs, and a decrease of approximately $27 million in net contributions from pandemic-related government support, partially offset by increases in tuition revenue from enrollment growth and annual tuition rate increases. We received less pandemic-related government support in 2023 as most of the programs for which we are eligible for ended by September 30, 2023. Additionally, income from operations for the year ended December 31, 2022, included transaction-related costs of $9.2 million incurred in conjunction with the acquisition of Only About Children.
•Income from operations for the back-up care segment increased $14.6 million, or 12%, in the year ended December 31, 2023 when compared to the same period in 2022, due to the contributions from the expanding revenue base from increased sales and utilization, partially offset by higher personnel, service provider, technology and marketing costs to support the care delivery and growth in this segment, value-added tax expense of $4.0 million related to prior periods and impairment costs of $3.9 million related to long-lived assets.
•Income from operations for the educational advisory and other services segment increased $2.6 million, or 10%, in the year ended December 31, 2023 when compared to the same period in 2022 due to contributions from the expanding revenue base.
Loss on Foreign Currency Forward Contracts. During the year ended December 31, 2022, in connection with the Only About Children acquisition in Australia completed on July 1, 2022, we entered into foreign currency forward contracts with a total notional value of approximately AUD$320 million, which included the expected payments for the purchase price and for letters of credit used to guarantee certain lease arrangements, to mitigate the impact of foreign currency fluctuations between signing of the definitive purchase agreement on May 3, 2022 and closing. The cash flows associated with the business combination do not meet the criteria to be designated and accounted for as cash flow hedges and, as such, foreign currency gains and losses are recorded on the consolidated statement of income. During the year ended December 31, 2022, we recognized realized losses of $5.9 million in relation to these forward contracts due to fluctuations in the Australian dollar.
Net Interest Expense. Net interest expense increased to $51.6 million for the year ended December 31, 2023 from $39.5 million for the year ended December 31, 2022, due to increased borrowings under our revolving credit facility, higher interest rates applicable to our debt, and incremental interest associated with a deferred payment for the Only About Children acquisition, which was paid in January 2024. The weighted average interest rates for the term loans and revolving credit facility were 4.11% and 3.02% for the years ended December 31, 2023 and 2022, respectively, inclusive of the effects of cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 5.25% to 5.50% for 2024 inclusive of the effects of cash flow hedges.

Income Tax Expense. We recorded an income tax expense of $45.4 million during the year ended December 31, 2023, at an effective income tax rate of 38%, compared to income tax expense of $31.5 million, at an effective income tax rate of 28%, during the prior year. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the impact of unbenefited losses in certain foreign jurisdictions and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock. Net shortfall tax expense increased tax expense by $2.9 million in 2023, compared to excess tax benefits that reduced income tax expense by $2.0 million in 2022, due to lower volume of equity transactions and lower excess tax benefits realized on each transaction in 2023. Refer to Note 15, Stockholders’ Equity and Stock-based Compensation, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details. The effective income tax rate would have approximated 28% for the years ended December 31, 2023 and 2022 prior to the inclusion of the excess (shortfall) tax benefit (expense), other discrete items, and unbenefited losses in certain foreign jurisdictions.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $35.1 million, or 11%, and $29.9 million, or 16%, respectively, for the year ended December 31, 2023 over the comparable period in 2022 primarily as a result of the increase in gross profit in the back-up care segment.
Adjusted Net Income. Adjusted net income increased $12.1 million, or 8%, for the year ended December 31, 2023 when compared to the same period in 2022, primarily due to the increase in adjusted income from operations, partially offset by higher interest expense and a higher effective tax rate.

Non-GAAP Financial Measures and Reconciliation
In our quarterly and annual reports, earnings press releases and conference calls, we discuss key financial measures that are not calculated in accordance with GAAP to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures of adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are reconciled to their most directly comparable financial measures determined and presented in accordance with GAAP as follows:

	Years Ended December 31,
	2023	2022

	(In thousands, except share data)
Net income	$74,223	$80,641
Interest expense — net	51,609	39,486
Income tax expense	45,409	31,541
Depreciation	77,266	74,230
Amortization of intangible assets (a)	33,415	31,912
EBITDA	281,922	257,810
Additional adjustments:
Impairment losses (b)	35,903	14,061
Stock-based compensation expense (c)	28,834	28,111
Other costs (d)	5,458	11,095
Loss on foreign currency forward contracts (e)	—	5,917
Total adjustments	70,195	59,184
Adjusted EBITDA	$352,117	$316,994

Income from operations	$171,241	$157,585
Impairment losses (b)	35,903	14,061
Other costs (d)	5,458	11,095
Adjusted income from operations	$212,602	$182,741

Net income	$74,223	$80,641
Income tax expense	45,409	31,541
Income before income tax	119,632	112,182
Amortization of intangible assets (a)	33,415	31,912
Impairment losses (b)	35,903	14,061
Stock-based compensation expense (c)	28,834	28,111
Other costs (d)	5,458	11,095
Loss on foreign currency forward contracts (e)	—	5,917
Interest on deferred consideration (f)	5,890	2,957
Adjusted income before income tax	229,132	206,235
Adjusted income tax expense (g)	(64,869)	(54,036)
Adjusted net income	$164,263	$152,199

Weighted average common shares outstanding — diluted	57,932,574	58,490,652
Diluted adjusted earnings per common share	$2.84	$2.60
(a)Amortization of intangible assets represents amortization expense, including annual amortization expense of approximately $20 million associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)Impairment losses represent impairment costs for long-lived assets as a result of center closures and reduced operating performance at certain centers due to the impact of a challenging labor market and current macroeconomic conditions on our operations. For the year ended December 31, 2023, impairment costs totaled $35.9 million for fixed assets and operating lease right-of-use assets, of which $32.0 million related to the full service center-based child care segment and $3.9 million related to the back-up care segment. For the year ended December 31, 2022, impairment costs totaled $14.1 million related to the full service center-based child care segment.
(c)Stock-based compensation expense represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

(d)Other costs in the year ended December 31, 2023 consist of value-added tax expense of $5.5 million related to prior periods, of which $4.0 million was associated with the back-up care segment and $1.5 million was associated with the full service center-based child care segment. Other costs in the year ended December 31, 2022 consist of transaction costs incurred in connection with acquisitions of $9.2 million and costs incurred in relation to a cybersecurity incident of $1.9 million.
(e)During the year ended December 31, 2022, the Company entered into foreign currency forward contracts for the purchase of Australian dollars to satisfy the purchase price of an acquisition completed on July 1, 2022. A loss of $5.9 million resulting from fluctuations in foreign currency rates was recognized in the year ended December 31, 2022 in relation to these contracts.
(f)Interest on deferred consideration represents the imputed interest on the deferred consideration issued in connection with the July 1, 2022 acquisition of Only About Children, a child care operator in Australia.
(g)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 28% for the year ended December 31, 2023, and of approximately 26% for the year ended December 31, 2022.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as interest, taxes, depreciation, amortization, stock-based compensation expense, and at times, non-recurring costs, such as impairment losses, value-added tax expense related to prior periods, transaction costs, loss on foreign currency forward contracts, and net costs incurred in relation to a cybersecurity incident. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement.
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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory and other services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $71.6 million in cash ($89.5 million including restricted cash) at December 31, 2023, of which $32.1 million was held in foreign jurisdictions, compared to $36.2 million in cash ($51.9 million including restricted cash) at December 31, 2022, of which $22.4 million was held in foreign jurisdictions. Operations outside of North America accounted for 27% and 26% of our consolidated revenue for the years ended December 31, 2023 and 2022, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the years ended December 31, 2023 and 2022.
Our $400 million revolving credit facility is part of our senior secured credit facilities. At December 31, 2023 and 2022, $380.7 million and $310.8 million of the revolving credit facility was available for borrowing, respectively.
On July 1, 2022, we completed the acquisition of the outstanding shares of Only About Children, a child care operator in Australia. We paid approximately $207 million, net of cash acquired, with an additional $106.5 million due 18 months after closing. The initial purchase price was financed with cash on hand. In January 2024, the Company utilized the revolving credit facility, combined with available cash on hand, to pay the deferred consideration of $106.5 million. In addition, at the time of acquisition, we funded $9.7 million for cash-backed guarantees for leases that were recorded as restricted cash on our consolidated balance sheet. In 2023, the cash-backed guarantees were replaced with letters of credit under our revolving credit facility releasing the cash from restriction.
We had a working capital deficit of $352.5 million and $438.6 million at December 31, 2023 and December 31, 2022, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, deferred consideration issued in relation to an acquisition and from share repurchases. We anticipate that our cash flows from operating activities will continue to improve as our center enrollment re-ramps and performance continues to recover. As we focus on the enrollment and ramping of centers, we expect to continue to prioritize our capital allocation on investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt and revolver.
During the years ended December 31, 2023 and 2022, we participated in government support programs that were enacted in response to the economic impact of the pandemic, including certain tax deferrals, tax credits and Federal block grant funding in the United States. We received less pandemic-related government support in 2023 as most of the programs for which we are eligible ended by September 30, 2023. During the years ended December 31, 2023 and 2022, $49.4 million and $86.8 million, respectively, was recorded as a reduction to cost of services in relation to these benefits, of which $17.5 million and $31.7 million, respectively, reduced the operating subsidy revenue from employers for the related child care centers. Additionally, during the years ended December 31, 2023 and 2022, amounts received for tuition support of $1.7 million and $5.5 million, respectively, were recorded to revenue. As of December 31, 2022, $1.2 million was recorded in prepaid expenses and other current assets for amounts due from government support programs and $4.6 million was recorded to other current liabilities related to government support received for future periods. Amounts outstanding as of December 31, 2023 were not material.
As of December 31, 2023, we had $897.1 million in lease liabilities, $100.4 million of which is short term in nature. Refer to Note 4, Leases, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on leases, including the maturity of the contractual obligations related to our lease liabilities.
The board of directors authorized a share repurchase program of up to $400 million of our outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date and at December 31, 2023, $198.3 million remains available for future repurchases. During the year ended December 31, 2023, we did not make any share repurchases under the Board-approved repurchase program. During the year ended December 31, 2022, we repurchased 2.0 million shares for $182.3 million. All repurchased shares have been retired.
We believe that funds provided by operations, our existing cash balances and borrowings available under our revolving credit facility will be adequate to fund all obligations and liquidity requirements for at least the next 12 months. However, if we were to experience renewed disruption from the pandemic or other similar global health crisis or if we were to undertake any significant acquisitions or make investments in the purchase of facilities for new or existing centers, we could require financing beyond our existing cash and borrowing capacity, and it could be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, or at all.

Cash Flows	Years Ended December 31,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$256,140	$188,471
Net cash used in investing activities	$(126,936)	$(278,049)
Net cash used in financing activities	$(91,633)	$(121,338)
Cash, cash equivalents and restricted cash — beginning of year	$51,894	$265,281
Cash, cash equivalents and restricted cash — end of year	$89,451	$51,894
Cash Provided by Operating Activities
Cash provided by operating activities was $256.1 million for the year ended December 31, 2023, compared to $188.5 million for 2022. The increase in cash provided by operations relates to higher cash provided by working capital arising from the timing of billings and payments when compared to the prior year and an increase in net income after adjustment for incremental non-cash impairment losses of $21.8 million during the year ended December 31, 2023. Cash provided by operating activities in the year ended December 31, 2022 includes a $5.4 million use of cash related to the post acquisition change in fair value for the settlement of a contingent consideration obligation which did not occur in 2023.
Cash Used in Investing Activities
Cash used in investing activities was $126.9 million for the year ended December 31, 2023 compared to $278.0 million for the prior year, a decrease of $151.1 million. The decrease in cash used in investing activities was primarily related to a decrease in payments for acquisitions. During the year ended December 31, 2023, we invested $39.6 million in business acquisitions, primarily to acquire four centers in the U.S. and six centers in Australia. During the same period in 2022, we invested $210.4 million to acquire the outstanding shares of Only About Children, an operator of approximately 75 child care centers in Australia, and to acquire 3 additional centers.
Partially offsetting this decrease in cash used in investing activities is an increase in purchases of fixed assets in 2023 compared with the prior year. During the year ended December 31, 2023, we had net investments of $90.8 million in fixed asset purchases for maintenance and refurbishments in our existing centers, technology across all segments, and new child care centers, compared to net investments of $60.0 million during the prior year, a net increase of $30.8 million. Net proceeds from debt securities and other investments were $3.5 million in the year ended December 31, 2023, compared to net purchases of $1.7 million during the same period in the prior year, a net change of $5.2 million. Additionally, during the year ended December 31, 2022, we used $5.9 million in cash to settle foreign currency arrangements, which did not occur in 2023.
We expect that in 2024 we will continue to spend on fixed asset additions related to new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology and equipment. As part of our growth strategy, we also expect to continue to make selective acquisitions.
Cash Used in Financing Activities
Cash used in financing activities was $91.6 million for the year ended December 31, 2023 compared to $121.3 million in 2022. The decrease in cash used in financing activities was primarily related to a decrease in share repurchases and in payments made for contingent consideration, offset by net activity under our revolving credit facility. During the year ended December 31, 2022, we used $182.6 million in cash for share repurchases, with no repurchases in 2023, and during the year ended December 31, 2022, we used $13.9 million for payments of contingent consideration compared to $0.2 million in 2023. These decreases in cash used were largely offset by an increase in net payments related to our revolving credit facility. During the year ended December 31, 2023, we made net payments of $84.0 million compared with net borrowings of $84.0 million during the same period in 2022.
Additionally, proceeds received from the exercise of stock options were $11.2 million in the year ended December 31, 2023, compared to $13.2 million in 2022, a net decrease of $2.0 million due to a lower volume of transactions.

Debt
Our senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”), a $400 million term loan A facility (“term loan A”), and a $400 million multi-currency revolving credit facility. Long term debt obligations were as follows:

	December 31,
	2023	2022

	(In thousands)
Term loan B	$588,000	$594,000
Term loan A	380,000	390,000
Deferred financing costs and original issue discount	(5,236)	(6,419)
Total debt	962,764	977,581
Less current maturities	(18,500)	(16,000)
Long-term debt	$944,264	$961,581
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
The revolving credit facility matures on May 26, 2026. There were no borrowings outstanding under the revolving credit facility at December 31, 2023 and letters of credit outstanding under the revolver were $19.3 million. At December 31, 2022, borrowings outstanding under the revolving credit facility were $84.0 million and letters of credit outstanding under the revolver were $5.2 million. In January 2024, the Company utilized the revolving credit facility, combined with available cash on hand, to pay $106.5 million in deferred consideration related to the July 1, 2022 acquisition of Only About Children. Refer to Note 5, Acquisitions, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.
Borrowings under the credit agreement are subject to variable interest. We mitigate our interest rate exposure with interest rate cap agreements. On December 21, 2022, the Company amended its existing interest rate cap agreements in conjunction with the amendment to its senior secured credit facilities and replaced the one-month LIBOR rate with the one-month term SOFR rate. In June 2020, we entered into interest rate cap agreements with a total notional value of $800 million to provide us with interest rate protection in the event the one-month LIBOR rate increases above 1% (effective December 30, 2022, one-month term SOFR rate increases above 0.9%). Interest rate cap agreements for $300 million notional value had an effective date of June 30, 2020 and expired on October 31, 2023, while interest rate cap agreements for another $500 million notional amount had an effective date of October 29, 2021 and expired on October 31, 2023. In December 2021, we entered into additional interest rate cap agreements with a total notional value of $900 million. Interest rate cap agreements for $600 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 2.5% (effective December 30, 2022, one-month term SOFR rate increases above 2.4%). Interest rate cap agreements for $300 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 3.0% (effective December 30, 2022, one-month term SOFR rate increases above 2.9%).
The blended weighted average interest rate for the term loans and revolving credit facility was 4.11%, and 3.02% for the years ended December 31, 2023 and 2022, respectively, including the impact of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 5.25% to 5.50% for 2024. Based on the interest rates in effect as of December 31, 2023, interest payments on the outstanding principal balance of the term loans, including commitment fees on the revolving credit facility, are expected to range between $40 million and $70 million annually over the remaining term, prior to the inclusion of the effects of cash flow hedges. However, actual interest paid may be different from these estimates based on changes in interest rates and borrowings outstanding.

The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at December 31, 2023. Refer to Note 12, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
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
Our revenue recognition policy generally does not have significant judgments or estimates that significantly affect the determination of the amount, the allocation of the transaction price to performance obligations, or timing of revenue from contracts with customers. The nature of our services does not require significant judgment or estimates to determine when control transfers to the customer. Based on past practices and customer specific circumstances, we occasionally may grant concessions that impact the total transaction price. If the transaction price may be subject to adjustment, significant judgment may be required to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur. As of December 31, 2023 and 2022, there were no material estimates related to the constraint of cumulative revenue recognized.
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

We enter into contracts with employer sponsors to manage and operate their early education and child care centers for a management fee, or to provide child care services to their employees on an exclusive or priority basis. These arrangements generally have a contractual term of 3 to 10 years with varying terms and renewal and cancellation options, and may also include operating subsidies paid either in lieu of or to supplement parent tuition. The management fee included in contracts with employer sponsors is typically a monthly amount, and generally includes an annual escalator that is intended to reflect expected future cost increases. Annual escalators are generally stated as a percentage or as a reference to a consumer price index. The contracts also generally include a termination right with a notice period. We allocate revenue for contracts with an accounting term in excess of one year to the applicable contract year based on the rates applicable for that annual period, which is commensurate with the expected increases to the cost of providing the service, our standard pricing practices, as well as the overall allocation objective described in the guidance. Services provided to the employer sponsor represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over time, which transfers daily. Fees paid by the employer sponsor are recognized on a daily basis, but for convenience are recorded on a monthly basis (i.e., the same monthly amount within the contract year using the time elapsed method).
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
Back-Up Care Services
Back-up care services consist of center-based back-up child care, in-home child and adult/elder dependent care, school-age camps, tutoring, pet care and self-sourced reimbursed care. We provide back-up care services through our early education and child care centers, school-age camps and in-home caregivers, including elder care providers, as well as through the back-up care network and through other providers. Our back-up care offers access to a contracted network of in-home service agencies and center-based providers in locations where we do not otherwise have in-home caregivers or child care centers with available capacity, to a network of tutoring service providers and third-party pet care providers. Self-sourced reimbursed care is a reimbursement program available to employer sponsors when other care solutions are not available, to provide payments to their employees to assist with the cost of self-sourced dependent care.
Back-up care revenue is primarily comprised of fixed and variable consideration paid by employer sponsors, and, to a lesser extent, co-payments collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for back-up care services are typically determined based on the number of back-up uses purchased, which may be fixed based on a specified number of uses or variable fees paid per use, and are generally billed monthly as services are rendered or in advance. Revenue for back-up care services is recognized over time as the services are performed and is recognized in the month the back-up services are provided. Allocation of the consideration earned as the service is performed is consistent with the overall allocation objective. Revenue for self-sourced reimbursed care and pet care is based on a fee earned for each transaction processed and is recorded on a net basis as we are acting as an agent and is recognized in the month the transactions are processed.
Educational Advisory and Other Services
Our educational advisory services consist of tuition assistance and student loan repayment program management, workforce education, and related educational consulting services (“EdAssist”), and college advisory services (“College Coach”). Educational advisory services revenue is primarily comprised of fixed and variable fees paid by employer clients for program management, coaching, and subscription of content, and, to a lesser extent, retail fees collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for educational advisory services are determined based on the expected number of program participants and the services selected and are generally billed in advance. Revenue for EdAssist is recognized on a straight-line basis using the time-elapsed method over the contract term with additional charges recognized in the month the additional services are provided consistent with the overall allocation objective. Additionally, revenue for tuition assistance and student loan repayments is based on a fee earned for each transaction processed and is recorded on a net basis as we are acting as the agent for the processing of the payment from clients to their employees and is recognized in the month the payments are processed. Revenue for College Coach is recognized over the contract term as college advisory services are provided and customers receive the benefit.

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
Goodwill, Intangible Assets and Long-Lived Assets — We account for business combinations under the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. Our intangible assets principally consist of various customer relationships (including both client and parent relationships) and trade names. Identified intangible assets that have determinable useful lives are valued separately from goodwill and are amortized over the estimated period during which we derive a benefit. Intangible assets related to parent relationships are amortized using an accelerated method over their useful lives. All other intangible assets are amortized on a straight-line basis over their useful lives.
In valuing the customer relationships and trade names, we utilize variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. We consider the income approach the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to projected revenues and profitability. If the projected revenues and profitability used in the valuation calculations are not met, then the intangible assets could be impaired. Our multi-year contracts with client customers typically result in low annual turnover, and our long-term relationships with clients make it difficult for competitors to displace us. Customer relationships are considered to be finite-lived assets, with estimated lives typically ranging from 2 to 17 years. Certain trade names acquired as part of our strategy to expand by completing strategic acquisitions are considered to be finite-lived assets, with estimated lives typically ranging from 2 to 10 years.
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
During the year ended December 31, 2023, we recorded impairment charges for long-lived assets of $35.9 million related to fixed assets and operating lease right-of-use assets.

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
The assets and liabilities of our subsidiaries in the United Kingdom, the Netherlands, Australia, and India, whose functional currencies are the British pound, Euro, Australian dollar and Indian rupee, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, our consolidated income before income tax would have decreased by approximately $4.4 million for 2023.
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
In June 2020, we entered into interest rate cap agreements with a total notional value of $800 million, designated and accounted for as cash flow hedges from inception, to provide us with interest rate protection in the event the one-month LIBOR rate increases above 1% (effective December 30, 2022, one-month term SOFR rate increases above 0.9%). Interest rate cap agreements for $300 million notional value had an effective date of June 30, 2020 and expired on October 31, 2023, while interest rate cap agreements for another $500 million notional amount had a forward starting effective date of October 29, 2021 and expired on October 31, 2023.
In December 2021, we entered into additional interest rate cap agreements with a total notional value of $900 million, which are designated and accounted for as cash flow hedges from inception. Interest rate cap agreements for $600 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide us with interest rate protection in the event the one-month LIBOR rate increases above 2.5% (effective December 30, 2022, one-month term SOFR rate increases above 2.4%). Interest rate cap agreements for $300 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide us with interest rate protection in the event the one-month LIBOR rate increases above 3.0% (effective December 30, 2022, one-month term SOFR rate increases above 2.9%).
At December 31, 2023, we had borrowings outstanding of $968.0 million under our term loan facilities and no borrowings outstanding under our revolving credit facility, which were subject to a weighted average interest rate of 4.11% during the year ended December 31, 2023, including the impact of the interest rate cap agreements.
Based on the borrowings outstanding under the senior secured credit facilities during 2023, we estimate that had the average interest rate on our borrowings increased by 100 basis points in 2023, our interest expense for the year would have increased by approximately $1.9 million, including the impact of the interest rate hedge agreements.
These estimates assume the interest rate of each variable rate borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings subject to variable interest rates and the interest rate cap agreements in place at that time. Therefore, the estimated increase in interest expense as calculated above may not be indicative of future expenses. As of December 31, 2023, the fair value of our interest rate cap agreements was an asset of $29.0 million, included in other assets on the consolidated balance sheet.

During the year ended December 31, 2023, our wholly-owned captive insurance entity purchased and sold marketable debt securities, which were classified as available-for-sale. As of December 31, 2023, the fair value of the available-for-sale debt securities was $23.9 million, with $22.0 million included in prepaid expenses and other current assets and $1.9 million in other assets on the consolidated balance sheet. Our investments in debt securities primarily consist of U.S. Treasury and U.S. government agency securities that carry a fixed coupon rate, as well as certificate of deposits, and treasury bills with maturities greater than three months. As of December 31, 2023, a hypothetical increase in interest rates of 100 basis points would not have a material adverse impact on the fair value of our investment portfolio. Any unrealized gains or losses are recorded in accumulated other comprehensive loss and are realized if the debt securities are sold prior to maturity.
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
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bright Horizons Family Solutions Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company provides center-based early education and child care, back-up care, and educational advisory and other services to customers, which primarily consist of employer sponsors and parents. The Company generates revenue from services based on the nature of the promise and the consideration specified in contracts with customers. At contract inception, the Company assesses the services promised in the contract and identifies each distinct performance obligation. The transaction price of a contract is allocated to each distinct performance obligation using the relative stand-alone selling price and recognized as revenue when, or as, control of the service is passed to the customer. Revenue is primarily recognized over time as control of the service is transferred to the customer.
We identified revenue as a critical audit matter because of the number of disparate services offered by the Company and the significant volume of revenue contracts and transactions. This requires extensive audit effort due to the volume of contracts and transactions and requires a high degree of auditor judgment when performing audit procedures.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue included the following, among others:
•We tested the effectiveness of controls over the recognition of revenue.
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
◦Performed procedures to test the transactions were recorded in the appropriate accounting period.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2024
We have served as the Company’s auditor since 2005.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$71,568	$36,224
Accounts receivable — net of allowance for credit losses of $2,317 and $2,947 at December 31, 2023 and 2022, respectively	281,710	217,170
Prepaid expenses and other current assets	93,621	94,316
Total current assets	446,899	347,710
Fixed assets — net	579,296	571,471
Goodwill	1,786,405	1,727,852
Other intangible assets — net	216,576	245,574
Operating lease right-of-use assets	774,703	801,626
Other assets	92,265	104,636
Total assets	$3,896,144	$3,798,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,500	$16,000
Borrowings under revolving credit facility	—	84,000
Accounts payable and accrued expenses	259,077	230,634
Current portion of operating lease liabilities	100,387	94,092
Deferred revenue	272,891	222,994
Other current liabilities	148,578	138,574
Total current liabilities	799,433	786,294
Long-term debt — net	944,264	961,581
Operating lease liabilities	796,701	810,403
Other long-term liabilities	101,259	100,466
Deferred revenue	8,656	8,933
Deferred income taxes	33,155	50,739
Total liabilities	2,683,468	2,718,416
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,817,593 and 57,531,130 shares issued and outstanding at December 31, 2023 and 2022, respectively	58	58
Additional paid-in capital	645,894	599,422
Accumulated other comprehensive loss	(59,101)	(70,629)
Retained earnings	625,825	551,602
Total stockholders’ equity	1,212,676	1,080,453
Total liabilities and stockholders’ equity	$3,896,144	$3,798,869
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2023	2022	2021

	(In thousands, except share data)
Revenue	$2,418,257	$2,020,487	$1,755,307
Cost of services	1,886,533	1,541,834	1,340,296
Gross profit	531,724	478,653	415,011
Selling, general and administrative expenses	327,068	289,156	256,821
Amortization of intangible assets	33,415	31,912	29,172
Income from operations	171,241	157,585	129,018
Loss on foreign currency forward contracts	—	(5,917)	—
Loss on extinguishment of debt	—	—	(2,571)
Interest expense — net	(51,609)	(39,486)	(36,099)
Income before income tax	119,632	112,182	90,348
Income tax expense	(45,409)	(31,541)	(19,889)
Net income	$74,223	$80,641	$70,459

Earnings per common share:
Common stock — basic	$1.28	$1.38	$1.16
Common stock — diluted	$1.28	$1.37	$1.15
Weighted average common shares outstanding:
Common stock — basic	57,717,102	58,344,817	60,312,690
Common stock — diluted	57,932,574	58,490,652	60,871,399
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2023	2022	2021

	(In thousands)
Net income	$74,223	$80,641	$70,459
Other comprehensive income (loss):
Foreign currency translation adjustments	29,008	(67,065)	(15,741)
Unrealized gain (loss) on cash flow hedges and investments, net of tax	(17,480)	33,795	5,451
Total other comprehensive income (loss)	11,528	(33,270)	(10,290)
Comprehensive income	$85,751	$47,371	$60,169
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2021	60,466,168	$60	$910,304	$—	$(27,069)	$400,502	$1,283,797
Stock-based compensation expense			23,060				23,060
Issuance of common stock under the Equity Incentive Plan	534,729	1	34,969				34,970
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(55,985)	—	(8,662)				(8,662)
Purchase of treasury stock				(214,058)			(214,058)
Retirement of treasury stock	(1,639,752)	(2)	(214,056)	214,058			—
Other comprehensive loss					(10,290)		(10,290)
Net income						70,459	70,459
Balance at December 31, 2021	59,305,160	59	745,615	—	(37,359)	470,961	1,179,276
Stock-based compensation expense			28,111				28,111
Issuance of common stock under the Equity Incentive Plan	269,729	1	14,174				14,175
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(57,613)	—	(6,138)				(6,138)
Purchase of treasury stock				(182,342)			(182,342)
Retirement of treasury stock	(1,986,146)	(2)	(182,340)	182,342			—
Other comprehensive loss					(33,270)		(33,270)
Net income						80,641	80,641
Balance at December 31, 2022	57,531,130	58	599,422	—	(70,629)	551,602	1,080,453
Stock-based compensation expense			28,834				28,834
Issuance of common stock under the Equity Incentive Plan	319,925	—	20,230				20,230
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(33,462)	—	(2,592)				(2,592)
Other comprehensive income					11,528		11,528
Net income						74,223	74,223
Balance at December 31, 2023	57,817,593	$58	$645,894	$—	$(59,101)	$625,825	$1,212,676
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2023	2022	2021

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,223	$80,641	$70,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,681	106,142	108,830
Amortization of original issue discount and deferred financing costs, and other non-cash items	9,752	2,114	2,363
Impairment losses	35,903	14,061	10,582
Loss on extinguishment of debt	—	—	2,571
Loss on foreign currency forward contracts	—	5,917	—
Stock-based compensation expense	28,834	28,111	23,060
Deferred income taxes	(11,716)	(9,644)	(4,996)
Changes in fair value of contingent consideration	2,744	1,305	7,338
Changes in assets and liabilities:
Accounts receivable	(64,503)	(4,882)	(34,624)
Prepaid expenses and other current assets	(11,265)	(6,062)	(4,397)
Accounts payable and accrued expenses	25,999	19,958	6,238
Income taxes	3,477	(8,444)	(6,781)
Deferred revenue	48,362	(37,897)	60,198
Leases	(2,083)	(921)	(5,709)
Other assets	(5,379)	11,082	(9,813)
Other current and long-term liabilities	11,111	(13,010)	1,934
Net cash provided by operating activities	256,140	188,471	227,253
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(91,020)	(70,556)	(63,491)
Proceeds from the disposal of fixed assets	225	10,547	5,829
Proceeds from the maturity of debt securities and sale of other investments	19,538	23,392	24,080
Purchases of debt securities and other investments	(16,050)	(25,106)	(29,912)
Payments and settlements for acquisitions — net of cash acquired	(39,629)	(210,409)	(53,895)
Settlement of foreign currency forward contracts	—	(5,917)	—
Net cash used in investing activities	(126,936)	(278,049)	(117,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Extinguishment of long-term debt	—	—	(1,026,625)
Borrowings of long-term debt, net of issuance costs of $7.7 million	—	—	992,298
Borrowings under revolving credit facility	402,500	295,000	—
Payments under revolving credit facility	(486,500)	(211,000)	—
Principal payments of long-term debt	(16,000)	(16,000)	(8,063)
Payments for debt issuance costs	—	—	(2,057)
Purchase of treasury stock	—	(182,570)	(213,830)
Proceeds from issuance of common stock upon exercise of options and restricted stock upon purchase	11,184	13,235	37,503
Taxes paid related to the net share settlement of stock options and restricted stock	(2,592)	(6,138)	(8,662)
Payments of deferred and contingent consideration for acquisitions	(225)	(13,865)	(594)
Net cash used in financing activities	(91,633)	(121,338)	(230,030)
Effect of exchange rates on cash, cash equivalents and restricted cash	(14)	(2,471)	(3,018)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,557	(213,387)	(123,184)
Cash, cash equivalents and restricted cash — beginning of year	51,894	265,281	388,465
Cash, cash equivalents and restricted cash — end of year	$89,451	$51,894	$265,281
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years ended December 31,
	2023	2022	2021

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$71,568	$36,224	$260,980
Restricted cash, included in prepaid expenses and other current assets	15,756	3,512	4,301
Restricted cash, included in other assets	2,127	12,158	—
Total cash, cash equivalents and restricted cash — end of year	$89,451	$51,894	$265,281

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$73,996	$40,871	$32,242
Cash received from cash flow hedges of interest rate risk	$31,826	$7,320	$—
Cash payments of income taxes	$58,736	$50,202	$31,662
Cash paid for amounts included in the measurement of lease liabilities	$156,324	$143,732	$141,563

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,127	$2,704	$1,957
Deferred or contingent consideration issued for acquisitions	$—	$97,653	$7,337
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$54,741	$52,367	$71,271
Restricted stock reclassified from other current liabilities to equity upon vesting	$8,451	$4,030	$4,867
Treasury stock purchases in other current liabilities	$—	$—	$228
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based early education and child care, back-up child and adult/elder care, tuition assistance and student loan repayment program management, educational advisory services, and other support services for employers and families in the United States, the United Kingdom, the Netherlands, Australia, and India. The Company provides services designed to help families, employers and their employees better integrate work and family life, primarily under multi-year contracts with employers who offer child care, dependent care, and workforce education services, as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement.
As of December 31, 2023, the Company operated 1,049 early education and child care centers.
On July 1, 2022, the Company acquired Only About Children (“Only About Children”), an operator of 75 child care centers in Australia. Refer to Note 5, Acquisitions, for additional information.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). The Company’s significant accounting policies are described below.
During the year ended December 31, 2023, the Company recorded expense of $5.5 million for an immaterial correction of an error related to value-added tax incurred in prior periods, of which $4.0 million is included in cost of services and $1.5 million is included in selling, general and administrative expenses. Refer to Note 18, Segment and Geographic Information, for additional information.
Reclassification — Certain reclassifications have been made to prior year amounts within certain footnotes to conform to the current year presentation.
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
Concentrations of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed at December 31, 2023 and 2022.
Cash, Cash Equivalents, and Restricted Cash — Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of three months or less from the date of purchase.
The Company’s cash management system provides for the funding of the main bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks may be in excess of the cash balances at certain banks, creating book overdrafts. As of December 31, 2023, $9.0 million in book overdrafts were included in accounts payable and accrued expenses on the consolidated balance sheet. As of December 31, 2022, there were $8.6 million in book overdrafts.

The Company’s cash and cash equivalents that are restricted in nature as to withdrawal or usage are classified as restricted cash and are included in prepaid expenses and other current assets and in other assets on the consolidated balance sheet. Restricted cash is primarily comprised of cash and cash equivalents associated with the Company’s wholly-owned captive insurance company and cash deposits that guarantee letters of credit.
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
Activity in the allowance for credit losses was as follows:

	Years ended December 31,
	2023	2022	2021

	(In thousands)
Beginning balance	$2,947	$3,006	$2,357
Provision	803	1,277	2,725
Write offs and recoveries	(1,433)	(1,336)	(2,076)
Ending balance	$2,317	$2,947	$3,006
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

Goodwill impairment assessments are performed at the reporting unit level. In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s services, regulatory developments, cost factors, and entity specific factors such as overall financial performance and projected results. If an initial qualitative assessment indicates that it is more likely than not that the carrying value exceeds the fair value of a reporting unit, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, the Company compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next ten years, applying a long-term growth rate to the final year, discounted using the applicable discount rate. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The Company performed a quantitative assessment in the 2023 and 2022 annual impairment reviews as of October 1, 2023 and 2022, respectively. No goodwill impairment charges were recorded in the years ended December 31, 2023, 2022, or 2021.
The Company tests certain trade names that are determined to be indefinite-lived intangible assets by comparing the fair value of the trade names with their carrying value. The Company estimates the fair value by estimating the total revenue attributable to the trade names and applying market-derived royalty rates for guideline intangible assets, consistent with the initial valuation of the intangibles. No impairment losses were recorded in the years ended December 31, 2023, 2022 or 2021 in relation to these intangible assets.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and are amortized over the estimated period benefited, generally ranging from 2 to 17 years. Intangible assets related to parent relationships are amortized using an accelerated method over their useful lives. All other intangible assets are amortized on a straight-line basis over their useful lives.
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
In connection with the optimization of our portfolio of centers, the Company continues to monitor and respond to changing conditions and the changing needs of clients and families, including the routine closure of underperforming centers. As a result of this process, during the years ended December 31, 2023, 2022 and 2021, the Company reviewed long-lived assets, noting that certain asset groups were not recoverable, and recognized impairment losses of $35.9 million, $14.1 million and $10.6 million, respectively, on fixed assets and operating lease right-of-use assets for locations where the carrying amount exceeded the fair value. Refer to Note 14, Fair Value Measurements, for additional information.
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

Full Service Center-Based Child Care
The Company’s full service center-based child care includes traditional center-based early education and child care, preschool, and elementary education. The Company provides its center-based child care services under two principal business models: (1) a cost-plus model, where the Company is paid a fee by an employer client for managing a child care center on a cost-plus basis, and (2) a profit and loss (“P&L”) model, where the Company assumes the financial risk of operating a child care center and provides care on either an exclusive or priority enrollment basis to the employees of an employer sponsor, as well as to families in the surrounding community. In both the cost-plus and sponsor P&L models, the employer sponsor retains responsibility for the development of a new child care center (which is generally owned or leased by the sponsor), as well as ongoing maintenance and repairs. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services to their employees. Under all model types, the Company retains responsibility for all aspects of operating the child care center, including the hiring, training, supervising and compensating of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
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
The Company enters into contracts with employer sponsors to manage and operate their early education and child care centers for a management fee, or to provide child care services to their employees on an exclusive or priority basis. These arrangements generally have a contractual term of 3 to 10 years with varying terms and renewal and cancellation options, and may also include operating subsidies paid either in lieu of or to supplement parent tuition. The management fee included in contracts with employer sponsors is typically a monthly amount, and generally includes an annual escalator that is intended to reflect expected future cost increases. Annual escalators are generally stated as a percentage or as a reference to a consumer price index. The contracts also generally include a termination right with a notice period. The Company allocates revenue for contracts with an accounting term in excess of one year to the applicable contract year based on the rates applicable for that annual period, which is commensurate with the expected increases to the cost of providing the service, the Company’s standard pricing practices, as well as the overall allocation objective described in the accounting guidance. Services provided to the employer sponsor represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over time, which transfers daily. Fees paid by the employer sponsor are recognized on a daily basis, but for convenience are recorded on a monthly basis (i.e., the same monthly amount within the contract year using the time elapsed method).
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
Back-Up Care Services
Back-up care services consist of center-based back-up child care, in-home child and adult/elder dependent care, school-age camps, tutoring, pet care and self-sourced reimbursed care. The Company provides back-up care services through the Company’s early education and child care centers, school-age camps and in-home care providers, as well as through the back-up care network and through other providers. Bright Horizons back-up care offers access to a contracted network of in-home service agencies and center-based providers in locations where the Company does not otherwise have in-home care providers or centers with available capacity, to a network of tutoring service providers and to third-party pet care providers. Self-sourced reimbursed care is a reimbursement program available to employer sponsors when other care solutions are not available, to provide payments to their employees to assist with the cost of self-sourced dependent care.
Back-up care revenue is primarily comprised of fixed and variable consideration paid by employer sponsors, and, to a lesser extent, co-payments collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for back-up care services are typically determined based on the number of back-up uses purchased, which may be fixed based on a specified number of uses or variable paid per use, and are generally billed monthly as services are rendered or in advance. Revenue for back-up care services is generally recognized over time as the services are performed and is recognized in the month the back-up services are provided. Allocation of the consideration earned as the service is performed is consistent with the overall allocation objective. Revenue for self-sourced reimbursed care and pet care is based on a fee earned for each transaction processed and is recorded on a net basis as the Company is acting as an agent, and is recognized in the month the transactions are processed.

Educational Advisory and Other Services
The Company’s educational advisory services consist of tuition assistance and student loan repayment program management, workforce education, and related educational consulting services (“EdAssist”), and college advisory services (“College Coach”). Educational advisory services revenue is primarily comprised of fixed and variable fees paid by employer clients for program management, coaching, and subscription of content, and, to a lesser extent, retail fees collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for educational advisory services are determined based on the expected number of program participants and the services selected, and are generally billed in advance. Revenue for EdAssist is recognized on a straight-line basis using the time-elapsed method over the contract term with additional charges recognized in the month the additional services are provided consistent with the overall allocation objective. Additionally, revenue for tuition assistance and student loan repayments is based on a fee earned for each transaction processed and is recorded on a net basis as the Company is acting as an agent for the processing of the payment from clients to their employees, and is recognized in the month the payments are processed. Revenue for College Coach is recognized over the contract term as college advisory services are provided and customers receive the benefit.
Other services consist of the Sittercity business, an online marketplace for families and caregivers. Revenue is primarily generated from subscriptions, comprised of fixed fees for the subscription period and, to a lesser extent, variable transaction fees collected from users at the point of service. Subscription fees are recognized on a straight-line basis using the time-elapsed method over the contract term, and variable transaction fees earned are allocated to that distinct transaction consistent with the overall allocation objective. In fiscal year 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. As a result, effective January 1, 2024, the back-up care reportable segment will now include the Sittercity operations.
Significant Judgments and Estimates
The Company generally does not have significant judgments or estimates that significantly affect the determination of the amount, the allocation of the transaction price to performance obligations, or timing of revenue from contracts with customers. The nature of the Company’s services does not require significant judgment or estimates to determine when control transfers to the customer. Based on past practices and customer specific circumstances, the Company occasionally may grant concessions that impact the total transaction price. If the transaction price may be subject to adjustment, significant judgment may be required to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur. As of December 31, 2023 and 2022, there were no material estimates related to the constraint of cumulative revenue recognized.
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
Leases — The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of December 31, 2023 and 2022, there were no material finance leases.

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
Equity Method Investments — The Company accounts for its investments in entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the investment is adjusted to reflect Bright Horizons’ proportionate share of the investees’ net earnings or losses, and is reduced by the amortization of embedded intangible assets. The Company reviews the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company accounts for its interests in a provider of full service center-based child care and back-up care services in Germany and a provider of early education and tutoring in the Netherlands using the equity method. The equity method investments are included in other assets on the consolidated balance sheet and, as of December 31, 2023 and 2022, the investment balance was $9.4 million and $7.2 million, respectively. The impact on the results of operations was immaterial for the years ended December 31, 2023, 2022 and 2021.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificates of deposits. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income or loss. Refer to Note 14, Fair Value Measurements, for additional information on the Company’s investments in debt securities.
Other Investments — The Company’s investments in equity securities are primarily in limited partnerships. The equity investments without readily determinable fair value are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions. The Company reviews such equity investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. As of December 31, 2023 and 2022, the equity investments were $5.5 million and $5.1 million, respectively, which were recorded in other assets on the consolidated balance sheet. Refer to Note 9, Other Assets, for additional information on the Company’s investments in equity securities.

Discount on Long-Term Debt and Deferred Financing Costs — Original issue discounts on the Company’s debt and deferred financing costs are recorded as a reduction of long-term debt and are amortized over the life of the related debt instruments in accordance with the effective interest method. Amortization expense is included in interest expense in the consolidated statement of income.
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
Stock-Based Compensation — The Company accounts for stock-based compensation using a fair value method. Stock-based compensation expense is recognized in the consolidated financial statements based on the grant-date fair value of the awards that are expected to vest. This expense is recognized on a straight-line basis over the requisite service period, which generally represents the vesting period of each separately vesting tranche. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model. The fair value of restricted stock, restricted stock units and performance restricted stock units is based on their intrinsic value on the date of grant.
Excess (shortfall) tax benefits (expense) associated with stock-based compensation are recognized as a component of income tax expense.
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
Government Support — The Company has participated in certain government support programs that were enacted in response to the economic impact of the COVID-19 pandemic. With the expiration of the child care stabilization grants on September 30, 2023, most of the pandemic-related government support programs for which the Company was eligible ended in 2023. The Company has applied the accounting principles within the International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, (“IAS 20”) framework to account for government grants received, which are recognized when there is reasonable assurance that the Company will (1) comply with the conditions associated with the grant and (2) receive the grant. Reasonable assurance is generally the same threshold as “probable” as defined in ASC 450, Contingencies, (i.e. “likely to occur”). When the Company has met the reasonable assurance threshold, it applies IAS 20 by recognizing governmental support received in the consolidated statement of income as a reduction to the related expenses that the assistance is intended to defray. Amounts received for tuition support are recognized as revenue if such payments are made on behalf of the customers. During the years ended December 31, 2023, 2022, and 2021, funding received from pandemic-related government support programs reduced center cost of services by $49.4 million, $86.8 million, and $50.9 million, respectively, of which $17.5 million, $31.7 million and $16.0 million, respectively, reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the years ended December 31, 2023 and 2022, amounts received for tuition support of $1.7 million and $5.5 million, respectively, were recorded to revenue.

As of December 31, 2022, $1.2 million was recorded in prepaid expenses and other current assets for amounts due from government support programs and $4.6 million was recorded to other current liabilities related to government support received for future periods. Amounts outstanding as of December 31, 2023 were not material.
3. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Year ended December 31, 2023
North America	$1,165,554	$473,749	$121,234	$1,760,537
International	615,061	42,659	—	657,720
	$1,780,615	$516,408	$121,234	$2,418,257
Year ended December 31, 2022
North America	$1,002,406	$381,849	$117,175	$1,501,430
International	491,352	27,705	—	519,057
	$1,493,758	$409,554	$117,175	$2,020,487
Year ended December 31, 2021
North America	$859,237	$326,870	$106,996	$1,293,103
International	437,971	24,233	—	462,204
	$1,297,208	$351,103	$106,996	$1,755,307
The classification “North America” is comprised of the Company’s operations in the United States (including Puerto Rico) and the classification “International” includes the Company’s operations in the United Kingdom, the Netherlands, Australia and India. Revenue in the United States was substantially all of the revenue in North America. Revenue in the United Kingdom was $368.5 million in 2023, $325.8 million in 2022, and $334.9 million in 2021. Revenue associated with each of the other countries in which the Company operates was less than 10% of total revenue. On July 1, 2022, the Company acquired Only About Children, an operator of 75 child care centers in Australia. Refer to Note 5, Acquisitions, for additional information.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. The Company recognized $220.1 million, $254.2 million and $187.1 million as revenue in the years ended December 31, 2023, 2022 and 2021, respectively, which was included in the deferred revenue balance at the beginning of each respective year. There were no significant changes in deferred revenue during the years ended December 31, 2023, 2022 and 2021 related to business combinations, impairments, cumulative catch-up or other adjustments other than related to the opening balance sheet for the Only About Children acquisition. Refer to Note 5, Acquisitions, for additional information.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original contract term of one year or less, or for variable consideration allocated to the unsatisfied performance obligation of a series of services. The transaction price allocated to the remaining performance obligations relates to services that are paid or invoiced in advance. The Company’s remaining performance obligations not subject to the practical expedients were not material at December 31, 2023.

4. LEASES
Lease Expense
The components of lease expense were as follows:

	Years ended December 31,
	2023	2022	2021

	(In thousands)
Operating lease expense (1)	$173,549	$143,234	$135,318
Variable lease expense (1)	43,419	40,522	31,926
Total lease expense	$216,968	$183,756	$167,244
(1)Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Operating lease expense for the years ended December 31, 2023, 2022 and 2021 includes impairment losses on operating lease right-of-use assets of $21.0 million, $2.8 million, and $1.3 million, respectively. Refer to Note 14, Fair Value Measurements, for additional information.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	December 31,
	2023	2022
Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	7.1%	6.7%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of December 31, 2023:

Operating Leases

(In thousands)
2024	$146,683
2025	149,384
2026	142,160
2027	132,660
2028	121,602
Thereafter	586,700
Total lease payments	1,279,189
Less imputed interest	(382,101)
Present value of lease liabilities	897,088
Less current portion of operating lease liabilities	(100,387)
Long-term operating lease liabilities	$796,701
As of December 31, 2023, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $18.7 million. The leases are expected to commence in fiscal 2024 and have initial lease terms of approximately 12 to 15 years.

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
2023 Acquisitions
During the year ended December 31, 2023, the Company acquired four centers in the United States and six centers in Australia, in five separate business acquisitions, which were each accounted for as a business combination. The businesses were acquired for aggregate cash consideration of $39.5 million, which is subject to adjustments from the settlement of the final working capital and acquired enrollment. The Company recorded goodwill of $37.2 million related to the full service center-based child care segment in relation to these acquisitions, of which $25.5 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $4.0 million that will be amortized over four years.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 31, 2023, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, and were not material to the Company’s financial results.
During the year ended December 31, 2023, the Company paid contingent consideration of $0.2 million related to an acquisition completed in 2021, which had been recorded as a liability at the date of acquisition and is presented as cash used in financing activities in the consolidated statement of cash flows.
2022 Acquisitions
Only About Children
On July 1, 2022, the Company, through wholly-owned subsidiaries, completed the acquisition of the outstanding shares of Only About Children, a child care operator in Australia with approximately 75 early education and child care centers, for aggregate consideration of AUD$450 million (USD$310 million), which was accounted for as a business combination. The Company paid approximately AUD$300 million (USD$207 million), net of cash acquired and subject to customary purchase price adjustments, and paid an additional USD$106.5 million 18 months after closing, in January 2024, in accordance with the terms of the purchase agreement. In the fourth quarter of 2022, the Company reached an agreement with the sellers on the final net working capital acquired, resulting in a refund of AUD$2.6 million (USD$1.8 million).
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
The Company recorded goodwill of $287.9 million related to the full service center-based child care segment, which will not be deductible for tax purposes. Intangible assets consist of customer relationships of $19.7 million with a 6 year life and trade names of $7.9 million with an 11 year life.
The operating results for Only About Children are included in the consolidated results of operations from the date of acquisition, and are reported with the full service center-based child care segment.
The following table presents consolidated pro forma revenue as if the acquisition of Only About Children had occurred on January 1, 2021:

Pro forma (Unaudited)
Year ended December 31, 2022

(In thousands)
Revenue	$2,089,404
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

2021 Acquisitions
During the year ended December 31, 2021, the Company acquired 2 centers as well as a school-age camp provider in the United States, 13 centers in the United Kingdom, and 3 centers in the Netherlands, in 5 separate business acquisitions, which were each accounted for as a business combination. These businesses were acquired for aggregate cash consideration of $53.2 million, net of cash acquired of $2.2 million, and consideration payable of $0.6 million. Additionally, the Company is subject to contingent consideration payments for two of these acquisitions, and recorded a preliminary fair value estimate of $7.3 million in relation to these contingent consideration arrangements at acquisition. Contingent consideration of up to $1.2 million may be payable within one year from the date of acquisition if certain performance targets are met for one of the acquisitions, and contingent consideration is payable in 2026 based on certain financial metrics for the other acquisition. The Company recorded goodwill of $39.5 million related to the full service center-based child care segment, of which $3.4 million will be deductible for tax purposes, and $14.6 million related to the back-up care segment, all of which will be deductible for tax purposes. In addition, the Company recorded intangible assets of $5.7 million that will be amortized over five years, as well as fixed assets of $10.1 million in relation to these acquisitions.
During the year ended December 31, 2021, the Company paid $0.6 million for contingent consideration related to acquisitions completed in 2021, which had been recorded as a liability at the date of acquisition.
6. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Balance at January 1, 2022	$1,233,096	$208,786	$39,843	$1,481,725
Additions from acquisitions	292,237	—	—	292,237
Adjustments to prior year acquisitions	578	—	—	578
Effect of foreign currency translation	(43,975)	(2,713)	—	(46,688)
Balance at December 31, 2022	1,481,936	206,073	39,843	1,727,852
Additions from acquisitions	37,248	—	—	37,248
Adjustments to prior year acquisitions	1,202	—	—	1,202
Effect of foreign currency translation	18,878	1,225	—	20,103
Balance at December 31, 2023	$1,539,264	$207,298	$39,843	$1,786,405
The Company also has intangible assets, which consisted of the following at December 31, 2023 and 2022:

December 31, 2023:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	11 years	$397,079	$(368,963)	$28,116
Trade names	10 years	19,664	(11,795)	7,869
		416,743	(380,758)	35,985
Indefinite-lived intangible assets:
Trade names	N/A	180,591	—	180,591
		$597,334	$(380,758)	$216,576

December 31, 2022:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	12 years	$398,238	$(341,918)	$56,320
Trade names	10 years	19,231	(10,236)	8,995
		417,469	(352,154)	65,315
Indefinite-lived intangible assets:
Trade names	N/A	180,259	—	180,259
		$597,728	$(352,154)	$245,574
The Company recorded amortization expense of $33.4 million, $31.9 million and $29.2 million in the years ended December 31, 2023, 2022, and 2021, respectively.
The Company estimates that it will record amortization expense related to intangible assets existing as of December 31, 2023 as follows:

Estimated amortization expense

(In thousands)
2024	$18,020
2025	5,910
2026	4,169
2027	3,010
2028	1,671
Thereafter	3,205
$35,985
7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022

	(In thousands)
Investments in available-for-sale debt securities	$22,005	$17,701
Restricted cash	15,756	3,512
Prepaid software and licenses	12,911	9,272
Prepaid insurance	7,649	7,386
Prepaid rent and other occupancy costs	6,846	4,411
Prepaid income taxes	6,049	9,035
Interest rate cap derivatives	—	25,464
Other prepaid expenses and current assets	22,405	17,535
	$93,621	$94,316
A portion of the Company’s interest rate cap derivatives matured in 2023. Refer to Note 12, Credit Arrangements and Debt Obligations, for additional information on derivatives.

8. FIXED ASSETS
Fixed assets consisted of the following:

		December 31,
	Estimated useful lives	2023	2022

	(In years)	(In thousands)
Buildings	20 - 40	$201,718	$193,406
Furniture, equipment and software	3 - 10	326,542	291,419
Leasehold improvements	Shorter of the lease term or the estimated useful life	569,494	552,722
Land	—	96,237	91,872
Total fixed assets		1,193,991	1,129,419
Accumulated depreciation		(614,695)	(557,948)
Fixed assets — net		$579,296	$571,471
Fixed assets included construction in progress of $26.0 million and $17.1 million at December 31, 2023 and 2022, respectively, which was primarily comprised of leasehold improvements. The Company recorded depreciation expense of $77.3 million, $74.2 million and $79.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
During the years ended December 31, 2023, 2022 and 2021, the Company recognized impairment losses of $14.9 million, $11.3 million, and $9.3 million, respectively, related to fixed assets. Refer to Note 14, Fair Value Measurements, for additional information.
9. OTHER ASSETS
Other assets consisted of the following:

	December 31,
	2023	2022

	(In thousands)
Interest rate cap derivatives	$28,968	$28,553
Deferred compensation	18,477	15,955
Prepaid workers compensation	16,598	13,084
Equity-method investments	9,359	7,165
Investments in equity securities	5,465	5,080
Restricted cash	2,127	12,158
Investments in available-for-sale debt securities	1,859	11,858
Other assets	9,412	10,783
	$92,265	$104,636
Restricted cash relates to letters of credit outstanding used to guarantee certain lease arrangements. During the year ended December 31, 2023, certain cash-backed letters of credit were replaced with letters of credit under our revolving credit facility releasing the cash from restrictions.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2023	2022

	(In thousands)
Accrued payroll and employee benefits	$125,867	$105,684
Accounts payable	24,803	24,648
Accrued insurance liabilities	22,381	18,152
Accrued provider fees	22,295	18,912
Accrued occupancy costs	11,009	11,732
Other accrued expenses	52,722	51,506
	$259,077	$230,634
Accrued insurance primarily consisted of reserves for claims associated with workers’ compensation and general liability.
11. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	December 31,
	2023	2022

	(In thousands)
Deferred consideration payable for acquisitions	$106,500	$100,610
Customer amounts on deposit	29,025	23,000
Liability for unvested restricted stock	6,488	7,211
Other current liabilities	6,565	7,753
	$148,578	$138,574
At December 31, 2023 and 2022, the Company had deferred consideration payable related to the acquisition of Only About Children, which was completed on July 1, 2022. These amounts were paid in January 2024, 18 months after the closing date of the acquisition in accordance with the terms of the purchase agreement. Refer to Note 5, Acquisitions, for additional information.
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
Long-term debt obligations were as follows:

	December 31,
	2023	2022

	(In thousands)
Term loan B	$588,000	$594,000
Term loan A	380,000	390,000
Deferred financing costs and original issue discount	(5,236)	(6,419)
Total debt	962,764	977,581
Less current maturities	(18,500)	(16,000)
Long-term debt	$944,264	$961,581

On November 23, 2021, the Company amended its existing senior secured credit facilities to refinance the existing secured term loan facility with a new term loan B facility of $600 million and a new term loan A facility of $400 million. Proceeds of $1 billion from the new term loans, together with cash on hand, were used to repay $1.03 billion in outstanding term loans and related fees and expenses. The terms of the existing $400 million multi-currency revolving credit facility were not modified in the November 2021 amendment. The repayment of the existing term loan was treated as a debt extinguishment. In conjunction with the issuance of the new term loans, the Company incurred $7.7 million in fees that have been recorded as a reduction to long term debt and are amortized over the terms of the related debt instruments. A loss on the extinguishment of the existing term loan of $2.6 million was recorded in the year ended December 31, 2021, related to the unamortized original issue cost and deferred financing fees that were written off in connection with the November 2021 debt refinancing.
On December 21, 2022, the Company amended its existing senior secured credit facilities to replace the LIBOR-based benchmark rate with a term SOFR benchmark rate, which did not alter the applicable interest rates held in effect prior to the change. The amendment was treated as a modification and the related transaction costs were expensed as incurred.
All borrowings under the credit agreement are subject to variable interest. The effective interest rate for the term loans was 7.52% and 6.49% at December 31, 2023 and 2022, respectively, and the weighted average interest rate was 7.19%, 3.75%, and 2.51% for the years ended December 31, 2023, 2022, and 2021, respectively, prior to the effects of any interest rate hedge arrangements. The effective interest rate for the revolving credit facility was 6.51% at December 31, 2022, and there were no borrowings outstanding under the revolving credit facility at December 31, 2023. The weighted average interest rate for the revolving credit facility was 7.73%, 4.86%, and 3.75% for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Revolving Credit Facility
The $400 million multi-currency revolving credit facility matures on May 26, 2026. At December 31, 2023, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding were $19.3 million, with $380.7 million available for borrowing. Borrowings outstanding under the revolving credit facility were $84.0 million and letters of credit outstanding were $5.2 million at December 31, 2022, with $310.8 million available for borrowing.
In January 2024, the Company utilized the revolving credit facility, combined with available cash on hand, to pay the deferred consideration related to the July 1, 2022 acquisition of Only About Children. Refer to Note 5, Acquisitions, for additional information.
On May 26, 2021, the Company amended its existing senior secured credit facilities to, among other changes, extend the revolving credit facility maturity date from July 31, 2022 to May 26, 2026, and reduce the interest rates applicable to borrowings outstanding under the revolving credit facility. In conjunction with this credit amendment, the Company incurred $2.1 million in fees that have been capitalized in other assets on the consolidated balance sheet and are amortized over the contractual life of the revolving credit facility.
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
Future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
2024	$18,500
2025	28,500
2026	351,000
2027	6,000
2028	564,000
Total future principal payments	$968,000
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
In June 2020, the Company entered into interest rate cap agreements with a total notional value of $800 million, designated and accounted for as cash flow hedges from inception, to provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 1% (effective December 30, 2022, one-month term SOFR rate increases above 0.9%). Interest rate cap agreements for $300 million notional value had an effective date of June 30, 2020 and expired on October 31, 2023, while interest rate cap agreements for another $500 million notional amount had an effective date of October 29, 2021 and expired on October 31, 2023.
In December 2021, the Company entered into additional interest rate cap agreements with a total notional value of $900 million designated and accounted for as cash flow hedges from inception. Interest rate cap agreements for $600 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 2.5% (effective December 30, 2022, one-month term SOFR rate increases above 2.4%). Interest rate cap agreements for $300 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 3.0% (effective December 30, 2022, one-month term SOFR rate increases above 2.9%).

The interest rate caps are recorded on the Company’s consolidated balance sheet at fair value and are classified based on the instruments’ maturity dates. The Company records gains and losses resulting from changes in the fair value of the interest rate caps to accumulated other comprehensive income or loss, inclusive of the related income tax effects. These gains and losses are subsequently reclassified into earnings and recognized to interest expense in the Company’s consolidated statement of income in the period that the hedged interest expense on the term loan facilities is recognized. The premium paid for each interest rate cap agreement was recorded as an asset and will be allocated to each of the individual hedged interest payments on the basis of their relative fair values. The change in each respective allocated fair value amount will be reclassified out of accumulated other comprehensive income when each of the hedged forecasted transactions impacts earnings and recognized to interest expense in the Company’s consolidated statement of income.
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
The fair value of the derivative financial instruments was as follows:

		December 31,
Derivative financial instruments	Consolidated balance sheet classification	2023	2022

		(In thousands)
Interest rate caps - asset	Prepaid and other current assets	$—	$25,464
Interest rate caps - asset	Other assets	$28,968	$28,553
The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Year ended December 31, 2023
Cash flow hedges	$6,320	Interest expense — net	$30,383	$(24,063)
Income tax effect	(1,687)	Income tax benefit (expense)	(8,112)	6,425
Net of income taxes	$4,633		$22,271	$(17,638)

Year ended December 31, 2022
Cash flow hedges	$53,191	Interest expense — net	$7,457	$45,734
Income tax effect	(14,202)	Income tax benefit (expense)	(2,468)	(11,734)
Net of income taxes	$38,989		$4,989	$34,000

Year ended December 31, 2021
Cash flow hedges	$2,604	Interest expense — net	$(4,930)	$7,534
Income tax effect	(695)	Income tax benefit (expense)	1,316	(2,011)
Net of income taxes	$1,909		$(3,614)	$5,523
During the next 12 months, the Company estimates that a net gain of $15.9 million, pre-tax, will be reclassified from accumulated other comprehensive income and recorded to interest expense related to these derivative financial instruments.

13. INCOME TAXES
Income (loss) before income taxes consisted of the following:

	Years ended December 31,
	2023	2022	2021

	(In thousands)
United States	$176,261	$159,772	$121,035
Foreign	(56,629)	(47,590)	(30,687)
	$119,632	$112,182	$90,348
The allocation of income before income taxes may fluctuate year to year due to activity within the Bright Horizons consolidated group. Included in the U.S. and foreign income (loss) before income taxes is intercompany interest.
Income tax expense consisted of the following:

	Years ended December 31,
	2023	2022	2021

	(In thousands)
Current income tax expense:
Federal	$39,421	$27,627	$13,240
State	14,760	10,357	5,078
Foreign	2,944	3,201	6,567
	57,125	41,185	24,885
Deferred tax benefit:
Federal	(8,089)	(3,193)	(2,390)
State	(2,883)	(995)	(566)
Foreign	(744)	(5,456)	(2,040)
	(11,716)	(9,644)	(4,996)
Income tax expense	$45,409	$31,541	$19,889
The following is a reconciliation of the U.S. federal statutory rate to the effective rate on pretax income:

	Years ended December 31,
	2023	2022	2021

	(In thousands)
Federal income tax expense computed at statutory rate	$25,123	$23,558	$18,973
State income tax expense — net of federal income tax	10,041	8,008	3,140
Valuation allowance — net	8,235	3,661	(1,836)
Tax credits	(749)	(899)	(988)
Permanent differences and other — net	924	(733)	3,721
Change in contingent consideration	—	—	1,212
Stock-based compensation	2,297	(1,513)	(6,133)
Change in income tax rate	—	—	817
Change to uncertain tax positions — net	741	(61)	438
Foreign rate differential	(1,203)	(480)	545
Income tax expense	$45,409	$31,541	$19,889
The effective income tax rate for 2023 was 38.0%. In 2023, income tax expense was increased by a total of $2.9 million, with $0.6 million in state income tax, for the net shortfall tax expense associated with the exercise or expiration of stock options and vesting of restricted stock.
The effective income tax rate for 2022 was 28.1%. In 2022, income tax expense was reduced by $2.0 million, net with a $0.5 million tax benefit in state income tax, for the net excess tax benefit associated with the exercise or expiration of stock options and vesting of restricted stock.

The effective income tax rate for 2021 was 22.0%. Income tax expense was reduced by $7.8 million in 2021 for the excess tax benefits associated with the exercise of stock options and vesting of restricted stock.
The Organization for Economic Cooperation and Development introduced a framework to implement a global 15% minimum corporate tax (“Pillar Two”). The European Union issued a directive to its member states to enact the Pillar Two in their local laws effective after December 2023. A number of other countries are expected to also implement similar legislation with effective dates in the future. The Company is continuing to evaluate the future impact of Pillar Two in the jurisdictions in which the Company operates.
Significant components of the Company’s net deferred tax liability were as follows:

	December 31,
	2023	2022

	(In thousands)
Deferred tax assets:
Reserve on assets	$398	$492
Net operating/capital loss carryforwards	10,239	8,340
Liabilities not yet deductible	9,996	11,966
Deferred revenue	3,020	2,963
Stock-based compensation	18,996	18,589
Operating lease liabilities	244,697	252,206
Other	4,996	5,060
Deferred tax assets	292,342	299,616
Less: valuation allowance	(18,215)	(9,980)
Total net deferred tax assets	274,127	289,636

Deferred tax liabilities:
Operating lease right-of-use assets	(207,317)	(220,324)
Intangible assets	(78,993)	(84,469)
Cash flow hedges	(6,228)	(12,653)
Depreciation	(14,744)	(22,929)
Total deferred tax liabilities	(307,282)	(340,375)
Net deferred tax liability	$(33,155)	$(50,739)
At December 31, 2023 and 2022, the Company had foreign net operating loss carryforwards of $35.6 million and $27.8 million, respectively, all of which had a valuation allowance offsetting the related deferred tax asset. These net operating losses can be carried forward indefinitely.
During the year ended December 31, 2023, the Company recorded a net additional valuation allowance of $8.2 million on foreign deferred tax assets, resulting in an $18.2 million total valuation allowance. The Company assesses available positive and negative evidence to estimate if there is sufficient future taxable income (inclusive of reversing temporary differences) to recover the existing deferred tax assets. Based on the weight of evidence, the Company determined that it was more likely than not that a portion of the deferred tax assets would not be realized. During the year ended December 31, 2023, the Company released a valuation allowance of $0.2 million on a U.S. deferred tax asset.
During the year ended December 31, 2022, the Company recorded additional valuation allowance of $9.7 million on foreign deferred tax assets, with $6.0 million recorded as part of acquisition accounting. A $0.2 million valuation allowance remained on U.S. deferred tax assets as of December 31, 2022.
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings. The Company does not assert permanent reinvestment of earnings through the current year with respect to its Indian subsidiary. Where necessary, taxes resulting from foreign distributions of current and accumulated earnings, related to the state taxes and foreign withholding taxes, have been considered in the Company’s provision for income taxes.

Uncertain Tax Positions
The changes in the unrecognized tax benefits were as follows:

	Years ended December 31,
	2023	2022	2021

	(In thousands)
Beginning balance	$2,084	$2,584	$2,929
Additions for tax positions of prior years	196	—	343
Settlements	—	(344)	(363)
Reductions for tax positions of prior years	—	—	(55)
Lapses of statutes of limitations	—	(156)	(270)
Ending balance	$2,280	$2,084	$2,584
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were immaterial for each of the years ended December 31, 2023, 2022 and 2021. Total interest and penalties accrued as of December 31, 2023 was $2.3 million. In 2023, the Company increased unrecognized tax benefits by $0.2 million for a prior year domestic tax position. In 2022, the Company reduced unrecognized tax benefits by $0.2 million for lapse of statute of limitations, and $0.3 million for settlements with certain states. In 2021, the Company recorded an unrecognized tax benefit of $0.3 million and reduced unrecognized tax benefits by $0.3 million for lapse of statute of limitations, and $0.4 million for settlements with certain states.
The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is $4.6 million, inclusive of interest. The unrecognized tax benefits may change over the next 12 months by $4.3 million.
The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for federal income tax returns is three years. The Company’s filings for the tax years 2020 through 2022 are subject to audit based upon the federal statute of limitations.
State income tax returns are generally subject to examination for a period of 3 to 4 years after filing of the respective return and the tax years from 2019 to 2022 are subject to audit. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, Australia, India and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from 1 to 6 years.
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

Derivative Financial Instruments — The Company’s derivative financial instruments, comprised of interest rate cap agreements, are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the derivative financial instruments included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the derivative financial instruments, it was not considered a significant input. The fair value of the derivative financial instruments are classified as Level 2. As of December 31, 2023, the fair value of the interest rate cap agreements was $29.0 million, which was recorded in other assets on the consolidated balance sheet. As of December 31, 2022, the fair value of the interest rate cap agreements was $54.1 million, of which $25.5 million was recorded in prepaid expenses and other current assets and $28.6 million was recorded in other assets on the consolidated balance sheet.
In 2022, the Company entered into foreign currency forward contracts in connection with an acquisition in Australia completed on July 1, 2022. During the year ended December 31, 2022, the Company recognized realized losses of $5.9 million in relation to these forwards due to fluctuations in the Australian dollar. Refer to Note 12, Credit Arrangements and Debt Obligations, for additional information on the foreign currency forward contracts.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities and certificates of deposits. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets and are classified as Level 1. As of December 31, 2023, the fair value of the available-for-sale debt securities was $23.9 million and was classified based on the instruments’ maturity dates, with $22.0 million included in prepaid expenses and other current assets and $1.9 million in other assets on the consolidated balance sheet. As of December 31, 2022, the fair value of the available-for-sale debt securities was $29.6 million, with $17.7 million included in prepaid expenses and other current assets and $11.9 million in other assets on the consolidated balance sheet.
At December 31, 2023 and 2022, the amortized cost was $24.0 million and $29.8 million, respectively. The debt securities held at December 31, 2023 had remaining maturities ranging approximately from less than one year to two years. Unrealized gains and losses, net of tax, and realized gains and losses, on available-for-sale debt securities were immaterial for the years ended December 31, 2023, 2022 and 2021.
Liabilities for Contingent Consideration — The Company is subject to contingent consideration arrangements in connection with certain business combinations. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration payable for the related business combination and subsequent changes in fair value recorded to selling, general and administrative expenses on the Company’s consolidated statement of income. The fair value of contingent consideration was generally calculated using customary valuation models based on probability-weighted outcomes of meeting certain future performance targets and forecasted results. The key inputs to the valuations are the projections of future financial results in relation to the business and the company-specific discount rates. The Company classified the contingent consideration liabilities as a Level 3 fair value measurement due to the lack of observable inputs used in the model. During the year ended December 31, 2023, contingent consideration liabilities of $0.2 million were paid related to an acquisition completed in 2021. During the year ended December 31, 2022, contingent consideration liabilities of $19.3 million were paid related to acquisitions completed in 2019 and 2021. The contingent consideration liabilities outstanding as of December 31, 2023 and December 31, 2022 related to acquisitions that occurred in 2021. Refer to Note 5, Acquisitions, for additional information.
The following table provides a roll forward of the recurring Level 3 fair value measurements:

	Years ended December 31,
	2023	2022

	(In thousands)
Beginning balance	$8,997	$27,474
Settlements of contingent consideration liabilities	(225)	(19,250)
Changes in fair value	2,744	1,305
Foreign currency translation	—	(532)
Ending balance	$11,516	$8,997

Nonrecurring Fair Value Estimates — During the year ended December 31, 2023, the Company recognized impairment losses of $35.9 million, of which $14.9 million related to fixed assets and $21.0 million related to operating lease right-of-use assets. During the year ended December 31, 2022, the Company recognized impairment losses of $14.1 million, of which $11.3 million related to fixed assets and $2.8 million related to operating lease right-of-use assets. During the year ended December 31, 2021, the Company recognized impairment losses of $10.6 million, of which $9.3 million related to fixed assets and $1.3 million related to operating lease right-of-use assets.
The impairment losses were included in cost of services on the consolidated statement of income. For the year ended December 31, 2023, $32.0 million was allocated to the full service center-based child care segment and $3.9 million was allocated to the back-up care services segment. For years ended December 31, 2022 and December 31, 2021, all impairment losses were allocated to the full service center-based child care segment. The estimated fair value of the applicable center long-lived assets was based on the fair value of the asset groups, calculated using a discounted cash flow model, with unobservable inputs. The fair value of the fixed assets was insignificant given the current and expected cash flows for the related centers and the valuation of the lease right-of-use-assets considered the amount a market participant would pay for use of the asset. The Company classified the center long-lived assets as a Level 3 fair value measurement due to the lack of observable inputs used in the model.
15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Preferred Stock
The Company has 25 million shares of authorized undesignated preferred stock available for issuance, of which none have been issued. The Company’s board of directors has the authority, without further action by stockholders, to issue up to 25 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of December 31, 2023 and 2022, no shares of preferred stock were outstanding.
Treasury Stock
The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date and replaced the prior June 2018 authorization, of which $0.2 million remained available thereunder. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. The Company did not repurchase shares during the year ended December 31, 2023. At December 31, 2023, $198.3 million remained available under the repurchase program.
During the year ended December 31, 2022, the Company repurchased 2.0 million shares for $182.3 million. During the year ended December 31, 2021, the Company repurchased 1.6 million shares for $214.1 million.
Equity Incentive Plan
The Company’s 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated (the “Plan”), allows for the issuance of equity awards of up to 7.4 million shares of common stock. The Plan’s original authorization of 5.0 million shares was increased in 2019 by 2.4 million shares as approved by the Company’s stockholders on May 29, 2019. As of December 31, 2023, there were approximately 1.4 million shares of common stock available for grant. The equity awards that have been granted under the Plan consist of time-based stock options, restricted stock, restricted stock units, and performance restricted stock units, which are described below.
Stock-Based Compensation
The Company recognized the impact of stock-based compensation in its consolidated statement of income for the years ended December 31, 2023, 2022, and 2021 and did not capitalize any amounts on the consolidated balance sheet. In the years ended December 31, 2023, 2022, and 2021 the Company recorded stock-based compensation expense of $28.8 million, $28.1 million, and $23.1 million, respectively. Stock-based compensation expense of $26.5 million, $26.1 million, and $21.0 million was recorded in selling, general and administrative expenses in the years ended December 31, 2023, 2022, and 2021, respectively, and $2.3 million, $2.0 million, and $2.1 million was recorded in cost of services, respectively, in the consolidated statement of income in relation to all awards granted under the equity incentive plans. Stock-based compensation expense generated a deferred income tax benefit of $5.6 million, $6.5 million, and $5.2 million in the years ended December 31, 2023, 2022 and 2021, respectively.

For the year ended December 31, 2023, the net income tax shortfall realized from the exercise or expiration of stock options and vesting of restricted stock was $2.9 million. The income tax benefits realized from the exercise or expiration of stock options and vesting of restricted stock in the years ended December 31, 2022 and 2021 were $2.7 million, and $11.8 million, respectively, inclusive of net excess tax benefits realized of $2.0 million, and $7.8 million in the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2023, there was $37.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over a weighted average remaining requisite service period of approximately two years. Estimated forfeitures are based on the Company’s historical forfeitures and is adjusted periodically based on actual results. There were no share-based awards classified as a liability during the year ended December 31, 2023.
Stock Options
Stock options granted under the Plan are subject to a service condition and generally expire in ten years from date of grant or upon termination of the holder’s employment with the Company, unless such termination was due to death, disability or retirement, or unless otherwise determined by the administrator of the Plan. Stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant, generally have a requisite service period of three or five years, and are subject to graded vesting throughout the service term.
Stock-based compensation expense for stock options is based on the fair value of the award on the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years ended December 31,
	2023	2022	2021
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	39.0%	35.0%	33.7%
Risk free interest rate	4.1%	1.9%	0.8%
Expected life of options (years)	5.6	5.5	5.3
Weighted average fair value per share of options granted during the period	$34.51	$44.25	$48.64
The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected stock price volatility assumption was determined using the historical volatility of the Company’s stock price over a term equal to the expected life of the options. The risk free interest rate was based on the U.S. Treasury rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. For grants issued during the years ended December 31, 2023, 2022 and 2021, the expected life of the options was based on historical exercise behavior for similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior.
The following table summarizes the stock option activity under the Company’s equity plan for the year ended December 31, 2023:

	Weighted Average Remaining Contractual Life (In years)
		Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2023	3.7	2,025,989	$126.60
Granted		86,442	80.64
Exercised		(175,929)	66.95
Forfeited/Expired		(269,942)	134.14
Outstanding at December 31, 2023	3.3	1,666,560	$129.29	$2.6
Exercisable at December 31, 2023	2.4	980,081	$125.35	$1.4
Vested and expected to vest at December 31, 2023	3.2	1,630,868	$129.21	$2.6
The fair value (pre-tax) of options that vested during the years ended December 31, 2023, 2022, and 2021 was $14.4 million, $12.9 million, and $16.6 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $2.8 million, $12.9 million, and $36.4 million, respectively. Cash proceeds from the exercise of stock options for the years ended December 31, 2023, 2022, and 2021 were $11.8 million, $10.1 million, and $30.1 million, respectively.

Restricted Stock, Restricted Stock Units, and Performance Restricted Stock Units
Restricted stock awards are granted to certain senior managers at the discretion of the board of directors as allowed under the Plan. Restricted stock awards generally vest on the earliest of the third anniversary of the grant date, a change in control of the Company, or the termination of employment by reason of death or disability, and are accounted for as non-vested stock. Restricted stock is generally sold for a price equal to 50% of the fair value of the Company’s common stock at the date of grant. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. The unvested shares of restricted stock participate equally in dividends with common stock. Restricted stock is considered legally issued at the date of grant, but is not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. All outstanding shares of restricted stock are expected to vest. During the year ended December 31, 2023, there were no cash proceeds from the issuance of restricted stock. Cash proceeds from the issuance of restricted stock for the years ended December 31, 2022 and 2021 were $3.1 million and $7.4 million, respectively. Stock-based compensation expense for restricted stock awards is based on the intrinsic value of the award on the date of grant.
The following table summarizes the restricted stock activity under the Company’s equity plan for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Non-vested restricted stock shares at January 1, 2023	237,369	$79.85
Vested	(106,060)	74.37
Forfeited	(7,855)	80.43
Non-vested restricted stock shares at December 31, 2023	123,454	$76.83	$2.7
The fair value of restricted shares vested during the years ended December 31, 2023, 2022, and 2021 was $7.9 million, $4.0 million, and $5.2 million, respectively. There were no restricted stock awards granted during the year ended December 31, 2023. The weighted average grant date fair value of restricted shares granted during the years ended December 31, 2022 and 2021 was $64.41 and $81.80, respectively.
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
The following table summarizes the restricted stock unit activity under the Company’s equity plan for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Restricted stock units at January 1, 2023	388,522	$101.11
Granted	314,578	80.22
Converted	(37,936)	114.79
Forfeited	(44,242)	94.80
Restricted stock units at December 31, 2023	620,922	$90.05	$58.5
The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2023, 2022, and 2021 was $80.22, $99.91, and $149.09, respectively.
Performance restricted stock units are awarded to certain employees as allowed under the Plan and vest upon certain performance conditions being met. The awards allow for the issuance of a share of the Company’s common stock for each unit upon the achievement of stated performance goals, which are generally three years from the date of the award. The fair value of performance restricted stock unit awards is the closing market price of the Company’s common stock at the date of grant.

The following table summarizes the performance restricted stock unit activity under the Company’s equity plan for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Performance restricted stock units at January 1, 2023	10,000	$148.70
Granted	32,724	79.07
Forfeited	(10,000)	148.70
Performance restricted stock units at December 31, 2023	32,724	$79.07	$3.1
The weighted average grant date fair value of performance restricted stock units granted during the years ended December 31, 2023 and 2021 was $79.07 and $142.35, respectively. There were no performance restricted stock units granted during the year ended December 31, 2022.
16. EARNINGS PER SHARE
The following tables sets forth the computation of basic and diluted earnings per share using the two-class method:

	Years ended December 31,
	2023	2022	2021

	(In thousands, except share data)
Basic earnings per share:
Net income	$74,223	$80,641	$70,459
Allocation of net income to common stockholders:
Common stock	$74,049	$80,298	$70,154
Unvested participating shares	174	343	305
Net income	$74,223	$80,641	$70,459

Weighted average common shares outstanding:
Common stock	57,717,102	58,344,817	60,312,690
Unvested participating shares	145,813	249,263	257,024
Earnings per common share:
Common stock	$1.28	$1.38	$1.16

	Years ended December 31,
	2023	2022	2021

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$74,049	$80,298	$70,154
Plus: earnings allocated to unvested participating shares	174	343	305
Less: adjusted earnings allocated to unvested participating shares	(174)	(342)	(302)
Earnings allocated to common stock	$74,049	$80,299	$70,157

Weighted average common shares outstanding:
Common stock	57,717,102	58,344,817	60,312,690
Effect of dilutive securities	215,472	145,835	558,709
Weighted average common shares outstanding — diluted	57,932,574	58,490,652	60,871,399
Earnings per common share:
Common stock	$1.28	$1.37	$1.15
Options outstanding to purchase 1.8 million, 2.0 million and 0.9 million shares of common stock were excluded from diluted earnings per share for the years ended December 31, 2023, 2022 and 2021, respectively, since their effect was anti-dilutive. These options may become dilutive in the future.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2022	$(38,073)	$738	$(24)	$(37,359)
Other comprehensive income (loss) before reclassifications — net of tax	(67,065)	38,989	(214)	(28,290)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	4,989	(9)	4,980
Net other comprehensive income (loss)	(67,065)	34,000	(205)	(33,270)
Balance at December 31, 2022	(105,138)	34,738	(229)	(70,629)
Other comprehensive income (loss) before reclassifications — net of tax	29,008	4,633	9	33,650
Less: amounts reclassified from accumulated other comprehensive income — net of tax	—	22,271	(149)	22,122
Net other comprehensive income (loss)	29,008	(17,638)	158	11,528
Balance at December 31, 2023	$(76,130)	$17,100	$(71)	$(59,101)
(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.
18. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory and other services. The full service center-based child care segment includes the traditional center-based early education and child care, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home care for children and adult/elder dependents, school-age camps, tutoring, pet care and self-sourced reimbursed care. The Company’s educational advisory and other services segment consists of tuition assistance and student loan repayment program management, workforce education, related educational advising, college advisory services, and Sittercity, an online marketplace for families and caregivers, which have been aggregated. The Company and its chief operating decision maker evaluate performance based on revenue and income from operations. Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein. In fiscal year 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. As a result, effective January 1, 2024, the back-up care reportable segment will now include the Sittercity operations.

Revenue and income (loss) from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory and other services	Total

	(In thousands)
Year ended December 31, 2023
Revenue	$1,780,615	$516,408	$121,234	$2,418,257
Income from operations (1)	9,396	133,391	28,454	171,241

Year ended December 31, 2022
Revenue	$1,493,758	$409,554	$117,175	$2,020,487
Income from operations (2)	12,937	118,788	25,860	157,585

Year ended December 31, 2021
Revenue	$1,297,208	$351,103	$106,996	$1,755,307
Income (loss) from operations (3)	(8,431)	115,173	22,276	129,018
(1)For the year ended December 31, 2023, income from operations for the full-service center-based child care segment included $32.0 million of impairment losses for fixed assets and operating lease right-of-use assets and $1.5 million of value-added tax expense related to prior periods, and income from operations for the back-up care segment included $3.9 million of impairment losses for fixed assets and operating lease right-of-use assets and $4.0 million of value-added tax expense related to prior periods. Refer to Note 14, Fair Value Measurements, for additional information on impairment losses and Note 2, Summary of Significant Accounting Policies, for additional information on the value-added tax expense related to prior periods.
(2)For the year ended December 31, 2022, income from operations for the full service center-based child care segment included $14.1 million of impairment losses related to fixed assets and operating lease right-of-use assets, $9.2 million of transaction costs related to acquisitions, and $1.9 million of costs incurred in relation to a cybersecurity incident. Refer to Note 14, Fair Value Measurements, for additional information on impairment losses.
(3)For the year ended December 31, 2021, loss from operations for the full service center-based child care segment included $10.6 million of impairment losses related to fixed assets and operating lease right-of-use assets, and $0.6 million of transaction costs related to acquisitions. Refer to Note 14, Fair Value Measurements, for additional information on impairment losses.
Refer to Note 3, Revenue Recognition, for revenue by geographic region. Fixed assets by geographic region were as follows:

	December 31,
	2023	2022	2021

	(In thousands)
North America	$319,732	$326,711	$346,030
International	259,564	244,760	252,104
Total fixed assets	$579,296	$571,471	$598,134
The classification “North America” is comprised of the Company’s operations in the United States (including Puerto Rico) and the classification “International” includes the Company’s operations in the United Kingdom, the Netherlands, Australia and India. All of the fixed assets in North America were located in the United States, and fixed assets located in the United Kingdom were $201.9 million, $186.5 million, and $213.5 million at December 31, 2023, 2022, and 2021, respectively. Fixed assets associated with each of the other countries in which the Company operates were less than 10% of total fixed assets.
19. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees in the United States. To be eligible for the 401(k) Plan, an employee must be at least 20 years of age and have completed their eligibility period of 60 days of service from date of hire. The 401(k) Plan is funded by elective employee contributions of up to 75% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. Expense under the 401(k) Plan, consisting of Company contributions and plan administrative expenses paid by the Company, totaled approximately $5.3 million, $4.5 million, and $4.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company maintains other defined contribution and defined benefit pension plans that cover eligible employees in the United Kingdom, the Netherlands and Australia. These plans are generally funded by employee and employer contributions. Expense under these plans, including employer contributions, totaled approximately $21.4 million, $13.0 million and $10.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company maintains a Non-qualified Deferred Compensation Plan (the “NQDC Plan”) for eligible employees. Eligible employees are employees who have capped contribution levels in the existing 401(k) Plan due to the thresholds dictated by the IRS definition of “highly compensated” employees, as well as other employees at the Company’s discretion. The NQDC Plan is funded by elective employee contributions of up to 50% of their base compensation and up to 100% of other forms of compensation, as defined. Under the NQDC Plan, the Company matches 25% of employee contributions for each participant up to $2,500. The Company holds investments in company-owned life insurance policies to offset the Company’s liabilities under the NQDC Plan. Total investments included in prepaid expenses and other current assets and in other assets in the consolidated balance sheet were $1.6 million and $18.5 million, respectively, at December 31, 2023. NQDC Plan liabilities, included in other current and long-term liabilities in the consolidated balance sheet, were $1.5 million and $17.4 million at December 31, 2023, respectively. At December 31, 2022, total investments included in prepaid expenses and other current assets and in other assets in the consolidated balance sheet were $0.7 million, and $16.0 million, respectively. NQDC Plan liabilities, included in other current and long-term liabilities in the consolidated balance sheet, were $0.7 million and $16.1 million at December 31, 2022, respectively.
20. COMMITMENTS AND CONTINGENCIES
Letters of Credit
At December 31, 2023, the Company had 56 letters of credit outstanding used to guarantee certain rent payments for up to $2.4 million. These letters of credit are secured by cash deposits, of which $2.1 million is included in other assets and $0.3 million is included in prepaid expenses and other current assets in the consolidated balance sheet. Additionally, letters of credit of $19.3 million reduced availability in the revolving credit facility. No amounts have been drawn against these letters of credit.
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
Insurance and Regulatory
The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan. Additionally, a portion of the general liability coverage is provided by the Company’s wholly-owned captive insurance entity. Management believes that the amounts accrued for these obligations are sufficient and that ultimate settlement of such claims or costs associated with claims made under these plans will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The net assets of the captive insurance subsidiary were not material to the consolidated financial statements as of December 31, 2023 and 2022, respectively.
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
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, such disclosure controls and procedures were effective.
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
Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.
Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of the Independent Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which follows below.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bright Horizons Family Solutions Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2024

Item 9B. Other Information
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.” The remaining information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2023 (the “Definitive Proxy Statement”) and is incorporated herein by reference.
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
10.1.2
Amendment Agreement, dated as of November 23, 2021, including the Second Amended and Restated Credit Agreement, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as the 2021 Term B Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 24, 2021)

10.1.3
First Amendment to Second Amended and Restated Credit Agreement, dated December 21, 2022, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as the 2021 Term B Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K, filed February 28, 2023)

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
10.20†
Form of Restricted Stock Unit Agreement (Directors) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.21†
Form of Restricted Stock Agreement under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.22†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and John Casagrande (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed on February 27, 2020)

10.23†
Amended and Restated Service Agreement between Bright Horizons Family Solutions Limited and Rosamond Marshall, dated as July 1, 2022 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed February 28, 2023)

10.24†
Severance Agreement between Bright Horizons Family Solutions LLC and Mandy Berman, dated as of February 21, 2023 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed February 28, 2023)

10.25†
Share Sale Agreement, by and among Nemo (BC) Cayman, LP, BlueTang OpCo Pty Ltd and Bright Horizons Family Solutions LLC, dated May 3, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2022) (1)

10.26
Form of Restricted Stock Unit Agreement (U.S. Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2023)

10.27†
Form of Non-Statutory Stock Option Agreement (U.S. Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2023)

10.28†
Form of Performance Stock Unit Agreement (U.S. Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2023)

10.29†
Form of Restricted Stock Unit Agreement (Non-U.S. Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2023)

10.30†
Form of Non-Statutory Stock Option Agreement (Non-U.S. Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2023)

10.31†
Form of Performance Stock Unit Agreement (Non-U.S. Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed May 8, 2023)

21.1*	Subsidiaries of Bright Horizons Family Solutions Inc.
23.1*	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.*	Bright Horizons Family Solutions Inc. Compensation Clawback Policy.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Exhibit Title
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Management contract or compensatory plan.
(1)	Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2024

Bright Horizons Family Solutions Inc.
By:	/s/ Stephen H. Kramer
Name:	Stephen H. Kramer
Title:	Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen H. Kramer	Director, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2024
Stephen H. Kramer

/s/ Elizabeth Boland	Chief Financial Officer (Principal Financial Officer)	February 27, 2024
Elizabeth Boland

/s/ Jason Janoff	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2024
Jason Janoff

/s/ David Lissy	Director, Chair	February 27, 2024
David Lissy

/s/ Lawrence Alleva	Director	February 27, 2024
Lawrence Alleva

/s/ Julie Atkinson	Director	February 27, 2024
Julie Atkinson

/s/ Joshua Bekenstein	Director	February 27, 2024
Joshua Bekenstein

/s/ Jordan Hitch	Director	February 27, 2024
Jordan Hitch

/s/ Sara Lawrence-Lightfoot	Director	February 27, 2024
Sara Lawrence-Lightfoot

/s/ Cathy E. Minehan	Director	February 27, 2024
Cathy E. Minehan

/s/ Laurel Richie	Director	February 27, 2024
Laurel Richie

/s/ Mary Ann Tocio	Director	February 27, 2024
Mary Ann Tocio