Form 10-Q
period 2024-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2024-05-06
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of April 25, 2024, there were 58,004,156 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$63,683	$71,568
Accounts receivable — net of allowance for credit losses of $2,738 and $2,317 at March 31, 2024 and December 31, 2023, respectively	219,761	281,710
Prepaid expenses and other current assets	64,774	93,621
Total current assets	348,218	446,899
Fixed assets — net	574,446	579,296
Goodwill	1,771,412	1,786,405
Other intangible assets — net	208,430	216,576
Operating lease right-of-use assets	767,470	774,703
Other assets	121,427	92,265
Total assets	$3,791,403	$3,896,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,000	$18,500
Accounts payable and accrued expenses	237,966	259,077
Current portion of operating lease liabilities	99,769	100,387
Deferred revenue	278,592	272,891
Other current liabilities	49,097	148,578
Total current liabilities	686,424	799,433
Long-term debt — net	938,060	944,264
Operating lease liabilities	788,894	796,701
Other long-term liabilities	105,784	101,259
Deferred revenue	10,554	8,656
Deferred income taxes	32,418	33,155
Total liabilities	2,562,134	2,683,468
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,953,066 and 57,817,593 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	58	58
Additional paid-in capital	663,406	645,894
Accumulated other comprehensive loss	(77,009)	(59,101)
Retained earnings	642,814	625,825
Total stockholders’ equity	1,229,269	1,212,676
Total liabilities and stockholders’ equity	$3,791,403	$3,896,144
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2024	2023

	(In thousands, except share data)
Revenue	$622,709	$553,606
Cost of services	487,581	431,992
Gross profit	135,128	121,614
Selling, general and administrative expenses	87,546	82,771
Amortization of intangible assets	7,645	8,198
Income from operations	39,937	30,645
Interest expense — net	(13,681)	(12,916)
Income before income tax	26,256	17,729
Income tax expense	(9,267)	(9,603)
Net income	$16,989	$8,126

Earnings per common share:
Common stock — basic	$0.29	$0.14
Common stock — diluted	$0.29	$0.14

Weighted average common shares outstanding:
Common stock — basic	57,878,401	57,603,866
Common stock — diluted	58,310,405	57,709,909
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2024	2023

	(In thousands)
Net income	$16,989	$8,126
Other comprehensive income (loss):
Foreign currency translation adjustments	(20,319)	6,880
Unrealized gain (loss) on cash flow hedges and investments, net of tax	2,411	(8,899)
Total other comprehensive loss	(17,908)	(2,019)
Comprehensive income (loss)	$(919)	$6,107
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2024	57,817,593	$58	$645,894	$—	$(59,101)	$625,825	$1,212,676
Stock-based compensation expense			7,411				7,411
Issuance of common stock under the Equity Incentive Plan	151,051	—	11,589				11,589
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(15,578)	—	(1,488)				(1,488)
Other comprehensive loss					(17,908)		(17,908)
Net income						16,989	16,989
Balance at March 31, 2024	57,953,066	$58	$663,406	$—	$(77,009)	$642,814	$1,229,269

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2023	57,531,130	$58	$599,422	$—	$(70,629)	$551,602	$1,080,453
Stock-based compensation expense			5,850				5,850
Issuance of common stock under the Equity Incentive Plan	169,798	—	12,558				12,558
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(21,252)	—	(1,525)				(1,525)
Other comprehensive loss					(2,019)		(2,019)
Net income						8,126	8,126
Balance at March 31, 2023	57,679,676	$58	$616,305	$—	$(72,648)	$559,728	$1,103,443
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2024	2023

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,989	$8,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,633	27,310
Stock-based compensation expense	7,411	5,850
Deferred income taxes	(1,707)	(597)
Non-cash interest and other — net	5,447	2,478
Changes in assets and liabilities:
Accounts receivable	61,648	(13,271)
Prepaid expenses and other current assets	5,765	(8,136)
Accounts payable and accrued expenses	(19,921)	(20,266)
Income taxes	7,082	5,444
Deferred revenue	8,109	40,249
Leases	(1,659)	1,521
Other assets	(2,544)	2,836
Other current and long-term liabilities	2,048	15,769
Net cash provided by operating activities	116,301	67,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets - net	(19,371)	(19,333)
Purchases of debt securities and other investments	(27,076)	(6,225)
Proceeds from the maturity of debt securities and sale of other investments	10,900	7,450
Payments and settlements for acquisitions — net of cash acquired	(2,503)	(121)
Net cash used in investing activities	(38,050)	(18,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	140,000	120,000
Payments under revolving credit facility	(140,000)	(159,500)
Principal payments of long-term debt	(4,000)	(4,000)
Proceeds from issuance of common stock upon exercise of options	5,509	4,287
Taxes paid related to the net share settlement of stock options and restricted stock	(1,488)	(1,525)
Payments of deferred and contingent consideration for acquisitions	(97,653)	(225)
Net cash used in financing activities	(97,632)	(40,963)
Effect of exchange rates on cash, cash equivalents and restricted cash	(670)	(114)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,051)	8,007
Cash, cash equivalents and restricted cash — beginning of period	89,451	51,894
Cash, cash equivalents and restricted cash — end of period	$69,400	$59,901
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three months ended March 31,
	2024	2023

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$63,683	$44,629
Restricted cash, included in prepaid expenses and other current assets	3,576	12,740
Restricted cash, included in other assets	2,141	2,532
Total cash, cash equivalents and restricted cash — end of period	$69,400	$59,901

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$19,624	$17,848
Cash received from cash flow hedges of interest rate risk	$6,221	$7,730
Cash payments of income taxes	$3,857	$4,903
Cash paid for amounts included in the measurement of lease liabilities	$37,960	$39,379

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$1,528	$2,167
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$23,725	$16,375
Restricted stock reclassified from other current liabilities to equity upon vesting	$6,080	$8,192
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based early education and child care, back-up child and adult/elder care, tuition assistance and student loan repayment program management, and educational advisory services for employers and families in the United States, the United Kingdom, the Netherlands, Australia and India. The Company provides services designed to help families, employers and their employees better integrate work and family life, primarily under multi-year contracts with employers who offer early education and child care, back-up and family care, and workforce education services as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement.
As of March 31, 2024, we operated 1,044 early education and child care centers.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of March 31, 2024 and the unaudited condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 31, 2024 and the unaudited condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2024 and 2023, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Effective January 1, 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. The Company’s Back-up Care segment now includes the Sittercity operations, which were previously reported in the Educational Advisory and Other Services segment. Segment information for 2023 has been recast to conform to the current year presentation.
During the three months ended March 31, 2023, the Company recorded expense of $6.0 million for an immaterial correction of an error related to value-added tax incurred in prior periods, of which $4.3 million is included in cost of services and $1.7 million is included in selling, general and administrative expenses. Refer to Note 11, Segment Information, for additional information.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the three months ended March 31, 2024 and the three months ended March 31, 2023, there were no share repurchases under the repurchase program. All repurchased shares have been retired and, at March 31, 2024, $198.3 million remained available under the Board-approved repurchase program.
Government Support — During the three months ended March 31, 2023, the Company participated in certain government support programs that were enacted in response to the economic impact of the COVID-19 pandemic. With the expiration of the child care stabilization grants on September 30, 2023, most of the pandemic-related government support programs for which the Company was eligible ended in 2023.
During the three months ended March 31, 2023, $21.6 million was recorded as a reduction to cost of services in relation to these benefits, of which $7.4 million reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the three months ended March 31, 2023, $0.6 million was recorded to revenue related to amounts received for tuition support.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended March 31, 2024
North America	$320,203	$103,411	$24,397	$448,011
International	163,437	11,261	—	174,698
	$483,640	$114,672	$24,397	$622,709
Three months ended March 31, 2023
North America	$284,584	$91,620	$24,285	$400,489
International	145,607	7,510	—	153,117
	$430,191	$99,130	$24,285	$553,606
The classification “North America” is comprised of the Company’s operations in the United States (including Puerto Rico) and the classification “International” includes the Company’s operations in the United Kingdom, the Netherlands, Australia and India.
Effective January 1, 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. The Company’s Back-up Care segment now includes the Sittercity operations, which were previously reported in the Educational Advisory and Other Services segment. Segment information for 2023 has been recast to conform to the current year presentation.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. The Company recognized $169.3 million and $140.8 million as revenue during the three months ended March 31, 2024 and 2023, respectively, which was included in the deferred revenue balance at the beginning of each respective period.
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
3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of March 31, 2024 and December 31, 2023, there were no material finance leases.
Lease Expense
The components of lease expense were as follows:

	Three months ended March 31,
	2024	2023

	(In thousands)
Operating lease expense (1)	$37,731	$37,968
Variable lease expense (1)	10,771	11,175
Total lease expense	$48,502	$49,143
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.

Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	March 31, 2024	December 31, 2023

Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	7.1%	7.1%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of March 31, 2024:

Operating Leases

(In thousands)
Remainder of 2024	$108,275
2025	151,673
2026	145,496
2027	136,311
2028	125,397
Thereafter	588,310
Total lease payments	1,255,462
Less imputed interest	(366,799)
Present value of lease liabilities	888,663
Less current portion of operating lease liabilities	(99,769)
Long-term operating lease liabilities	$788,894
As of March 31, 2024, the Company had entered into additional operating leases with total fixed payment obligations of $14.8 million that have not yet commenced. The leases are expected to commence between the second and third quarter of fiscal 2024 and have initial lease terms of approximately 15 years.
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
2024 Acquisitions
During the three months ended March 31, 2024, the Company acquired one center in Australia, which was accounted for as a business combination. This business was acquired for aggregate cash consideration of $2.5 million. The Company recorded goodwill of $2.3 million related to the full service center-based child care segment, which will not be deductible for tax purposes. In addition, the Company recorded intangible assets of $0.4 million that will be amortized over four years.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2024, the purchase price allocation for this acquisition remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired business is included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
In January 2024, the Company paid deferred consideration of $106.5 million related to the 2022 acquisition of Only About Children, a child care operator in Australia. The acquisition date fair value of the deferred consideration of $97.7 million is presented as cash used in financing activities in the consolidated statement of cash flows while the accrued interest is presented as cash used in operating activities.

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
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2024, the purchase price allocation for these acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
During the year ended December 31, 2023, the Company paid contingent consideration of $0.2 million related to an acquisition completed in 2021, which had been recorded as a liability at the date of acquisition and is presented as cash used in financing activities in the consolidated statement of cash flows.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Balance at January 1, 2024	$1,539,264	$209,465	$37,676	$1,786,405
Additions from acquisitions	2,342	—	—	2,342
Adjustments to prior year acquisitions	(25)	—	—	(25)
Effect of foreign currency translation	(17,103)	(207)	—	(17,310)
Balance at March 31, 2024	$1,524,478	$209,258	$37,676	$1,771,412
Effective January 1, 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. As a result, the goodwill beginning balance reflects the change in reportable segments.
The Company also has intangible assets, which consisted of the following at March 31, 2024 and December 31, 2023:

March 31, 2024	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	10 years	$396,326	$(375,686)	$20,640
Trade names	10 years	19,245	(11,990)	7,255
		415,571	(387,676)	27,895
Indefinite-lived intangible assets:
Trade names	N/A	180,535	—	180,535
		$596,106	$(387,676)	$208,430

December 31, 2023	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	11 years	$397,079	$(368,963)	$28,116
Trade names	10 years	19,664	(11,795)	7,869
		416,743	(380,758)	35,985
Indefinite-lived intangible assets:
Trade names	N/A	180,591	—	180,591
		$597,334	$(380,758)	$216,576
The Company estimates that it will record amortization expense related to intangible assets existing as of March 31, 2024 as follows:

Estimated amortization expense

(In thousands)
Remainder of 2024	$10,305
2025	5,863
2026	4,097
2027	2,937
2028	1,606
Thereafter	3,087
$27,895
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
Long-term debt obligations were as follows:

	March 31, 2024	December 31, 2023

	(In thousands)
Term loan B	$586,500	$588,000
Term loan A	377,500	380,000
Deferred financing costs and original issue discount	(4,940)	(5,236)
Total debt	959,060	962,764
Less current maturities	(21,000)	(18,500)
Long-term debt	$938,060	$944,264
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 7.50% and 7.52% at March 31, 2024 and December 31, 2023, respectively, and the weighted average interest rate was 7.51% and 6.67% for the three months ended March 31, 2024 and 2023, respectively, prior to the effects of any interest rate hedge arrangements. There were no borrowings outstanding under the revolving credit facility at March 31, 2024 and December 31, 2023. The weighted average interest rate for the revolving credit facility was 7.62% and 6.76% for the three months ended March 31, 2024 and 2023, respectively. The effective interest rate on the revolving credit facility may fluctuate from borrowing to borrowing for various reasons, including changes in the term benchmark or base interest rate, and the selected borrowing cycle as rates can vary between under-30 day and over-30 day borrowings.

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
Revolving Credit Facility
The $400 million multi-currency revolving credit facility matures on May 26, 2026. At March 31, 2024, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding were $10.2 million, with $389.8 million available for borrowing. At December 31, 2023, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding were $19.3 million, with $380.7 million available for borrowing.
In January 2024, the Company utilized the revolving credit facility, combined with available cash on hand, to pay deferred consideration of $106.5 million related to the 2022 acquisition of Only About Children. Borrowings on the revolving credit facility were subsequently repaid during the quarter ended March 31, 2024. Refer to Note 4, Acquisitions, for additional information.
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
Future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
Remainder of 2024	$14,500
2025	28,500
2026	351,000
2027	6,000
2028	564,000
Total future principal payments	$964,000

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
In June 2020, the Company entered into interest rate cap agreements with a total notional value of $800 million, designated and accounted for as cash flow hedges from inception, to provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 0.9%. Interest rate cap agreements for $300 million notional value had an effective date of June 30, 2020 and expired on October 31, 2023, while interest rate cap agreements for another $500 million notional amount had an effective date of October 29, 2021 and expired on October 31, 2023.
In December 2021, the Company entered into additional interest rate cap agreements with a total notional value of $900 million designated and accounted for as cash flow hedges from inception. Interest rate cap agreements for $600 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 2.4%. Interest rate cap agreements for $300 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 2.9%.
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	March 31, 2024	December 31, 2023

		(In thousands)
Interest rate caps - asset	Other assets	$31,757	$28,968
The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended March 31, 2024
Cash flow hedges	$9,008	Interest expense — net	$5,751	$3,257
Income tax effect	(2,405)	Income tax expense	(1,535)	(870)
Net of income taxes	$6,603		$4,216	$2,387

Three months ended March 31, 2023
Cash flow hedges	$(5,264)	Interest expense — net	$6,976	$(12,240)
Income tax effect	1,405	Income tax expense	(1,863)	3,268
Net of income taxes	$(3,859)		$5,113	$(8,972)
During the next 12 months, the Company estimates that a net gain of $18.0 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense related to these derivative financial instruments.

7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2024	2023

	(In thousands, except share data)
Basic earnings per share:
Net income	$16,989	$8,126
Allocation of net income to common stockholders:
Common stock	$16,989	$8,098
Unvested participating shares	—	28
Net income	$16,989	$8,126

Weighted average common shares outstanding:
Common stock	57,878,401	57,603,866
Unvested participating shares	94,158	202,749
Earnings per common share:
Common stock	$0.29	$0.14

	Three months ended March 31,
	2024	2023

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$16,989	$8,098
Plus: earnings allocated to unvested participating shares	—	28
Less: adjusted earnings allocated to unvested participating shares	—	(28)
Earnings allocated to common stock	$16,989	$8,098

Weighted average common shares outstanding:
Common stock	57,878,401	57,603,866
Effect of dilutive securities	432,004	106,043
Weighted average common shares outstanding — diluted	58,310,405	57,709,909
Earnings per common share:
Common stock	$0.29	$0.14
For the three months ended March 31, 2024 and 2023, basic and diluted earnings per share were calculated using the treasury method and the two-class method, respectively. Equity awards outstanding to purchase or receive 1.6 million and 2.0 million shares of common stock were excluded from diluted earnings per share for the three months ended March 31, 2024 and 2023, respectively, since their effect was anti-dilutive. These equity awards may become dilutive in the future.
8. INCOME TAXES
The Company’s effective income tax rates were 35.3% and 54.2% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax issues and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which is included in tax expense.
During the three months ended March 31, 2024 and 2023, the net shortfall tax expense from stock-based compensation expense increased tax expense by $0.7 million and $2.1 million, respectively. For the three months ended March 31, 2024 and 2023, prior to the inclusion of the shortfall tax expense, other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 28% and 30%, respectively.

The Company’s unrecognized tax benefits were $4.7 million and $4.6 million at March 31, 2024 and December 31, 2023, respectively, inclusive of interest. The unrecognized tax benefits may change over the next 12 months by up to $4.3 million.
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
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company's filings for the tax years 2019 through 2022 are subject to audit based upon the statute of limitations.
The Company is also subject to corporate income tax for its subsidiaries located in the United Kingdom, the Netherlands, Australia, India, and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to six years.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed at March 31, 2024.
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices or prices for similar instruments from active markets. As such, the Company’s long-term debt was classified as Level 2. As of March 31, 2024 and December 31, 2023, the estimated fair value approximated the carrying value of long-term debt.
Derivative Financial Instruments — The Company’s interest rate cap agreements are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps is classified as Level 2. As of March 31, 2024 and December 31, 2023, the fair value of the interest rate cap agreements was $31.8 million and $29.0 million, respectively, and was recorded in other assets on the consolidated balance sheet.

Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities, asset-backed securities, certificates of deposit and corporate bonds. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets and are classified as Level 1. As of March 31, 2024, the fair value of the available-for-sale debt securities was $34.9 million and was classified based on the instruments’ maturity dates, with $13.7 million included in prepaid expenses and other current assets and $21.2 million in other assets on the consolidated balance sheet. As of December 31, 2023, the fair value of the available-for-sale debt securities was $23.9 million, with $22.0 million included in prepaid expenses and other current assets and $1.9 million in other assets on the consolidated balance sheet. At March 31, 2024 and December 31, 2023, the amortized cost was $34.4 million and $24.0 million, respectively. The debt securities held at March 31, 2024 had remaining maturities ranging from less than one year to approximately ten years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three months ended March 31, 2024 and 2023.
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
The following table provides a roll forward of the recurring Level 3 fair value measurements:

Three months ended March 31, 2024

(In thousands)
Balance at January 1, 2024	$11,516
Changes in fair value	2,820
Balance at March 31, 2024	$14,336
The contingent consideration liability outstanding as of March 31, 2024 relates to an acquisition completed in 2021, which was due in 2026, but settled early and paid in April 2024 totaling $14.3 million. During the three months ended March 31, 2023, contingent consideration liabilities of $0.2 million were paid related to an acquisition completed in 2021.
10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Three months ended March 31, 2024
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2024	$(76,130)	$17,100	$(71)	$(59,101)
Other comprehensive income (loss) before reclassifications — net of tax	(20,319)	6,603	19	(13,697)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	4,216	(5)	4,211
Net other comprehensive income (loss)	(20,319)	2,387	24	(17,908)
Balance at March 31, 2024	$(96,449)	$19,487	$(47)	$(77,009)

	Three months ended March 31, 2023
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2023	$(105,138)	$34,738	$(229)	$(70,629)
Other comprehensive income (loss) before reclassifications — net of tax	6,880	(3,859)	59	3,080
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	5,113	(14)	5,099
Net other comprehensive income (loss)	6,880	(8,972)	73	(2,019)
Balance at March 31, 2023	$(98,258)	$25,766	$(156)	$(72,648)
(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.
11. SEGMENT INFORMATION
The Company’s reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory services. The full service center-based child care segment includes the traditional center-based early education and child care, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home care for children and adult/elder dependents, school-age camps, tutoring, pet care, self-sourced reimbursed care, and Sittercity, an online marketplace for families and caregivers. The Company’s educational advisory services segment consists of tuition assistance and student loan repayment program management, workforce education, related educational advising, and college advisory services. The Company and its chief operating decision maker evaluate performance based on revenue and income from operations. Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.
Effective January 1, 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. As a result, the back-up care reportable segment now includes the Sittercity operations. Segment information for 2023 has been recast to conform to the current year presentation.
Revenue and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended March 31, 2024
Revenue	$483,640	$114,672	$24,397	$622,709
Income from operations	21,444	15,983	2,510	39,937

Three months ended March 31, 2023
Revenue	$430,191	$99,130	$24,285	$553,606
Income from operations (1)	8,433	17,773	4,439	30,645
(1)For the three months ended March 31, 2023, income from operations included value-added-tax expense of $6.0 million related to prior periods, of which $4.3 million was associated with the back-up care segment and $1.7 million was associated with the full service center-based child care segment. Refer to Note 1, Organization and Basis of Presentation, for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition and liquidity; prospects; impacts of global health pandemics; labor, workplace and demographic trends; wage rate increases, labor costs and labor markets; future center closures; our United Kingdom and international operations; back-up care services and use types; enrollment recovery and occupancy improvement in the United States and internationally; our center cohort occupancy levels; cost management and capital spending; investments in employees and wages; contributions and growth in our back-up care segment; the availability and impact of pandemic-related government relief and support programs; tuition rate increases and pricing strategies; leases, terms and expirations; ability to respond to changing market conditions; our growth and strategic priorities; ability to regain and sustain our business; demand for services; our value proposition, client relations and partnerships; macroeconomic trends, including inflation; investments in operations and strategic opportunities; investments in technology, marketing and user experience; shared services costs; our opportunities for expansion, acquisitions, contributions and expected synergies; contingent consideration; amortization expense; our fair value estimates; goodwill from business combinations; impairments; fixed assets; estimates and impact of equity transactions; unrecognized tax benefits and the impact of uncertain tax positions; our effective tax rate; the outcome of tax audits, settlements and tax liabilities; impact of tax benefits/expense; fluctuations, impact and estimates of foreign currency exchange rates and interest rates; our capital allocation; share repurchase program; the outcome of litigation, legal proceedings and our insurance coverage; debt securities; our interest rates, expense and impact of our interest rate cap agreements; credit risk; the use of derivatives or other market risk sensitive instruments; critical accounting policies and estimates; impact of new accounting pronouncements; our indebtedness; borrowings under our senior secured credit facilities, the need for additional debt or equity financing, and our ability to obtain such financing; our sources and uses of cash flow; our ability to fund operations and make capital expenditures and payments with cash and cash equivalents and borrowings; and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as other factors disclosed from time to time in our other public filings with the SEC.
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
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

We are a leading provider of high-quality education and care, including early education and child care, back-up and family care solutions, and workforce education services that are designed to help families, employers and their employees solve the challenges of the modern workforce and thrive personally and professionally. We provide services primarily under multi-year contracts with employers who offer early education and child care, back-up care, and educational advisory services as part of their employee benefits packages in an effort to support employees across life and career stages and to improve recruitment, employee engagement, productivity, retention and career advancement.
As of March 31, 2024, we operated 1,044 early education and child care centers with the capacity to serve approximately 120,000 children in the United States, the United Kingdom, the Netherlands, Australia and India.
Our reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory services. Full service center-based child care includes traditional center-based early education and child care, preschool, and elementary education. Back-up care consists of center-based back-up child care, in-home care for children and adult/elder dependents, school-age camps, tutoring, pet care, self-sourced reimbursed care, and Sittercity, an online marketplace for families and caregivers. Educational advisory services include tuition assistance and student loan repayment program management, workforce education and related educational advising, and college advisory services. Effective January 1, 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. As a result, the back-up care reportable segment now includes the Sittercity operations, which were previously reported in the educational advisory and other services segment.
During the three months ended March 31, 2024, we saw strong year-over-year revenue growth, with a 12% increase in revenue for our full service center-based child care segment and net enrollment growth of 6% as centers continue to re-ramp post-pandemic. To track our continued progress on the recovery from the pandemic, we monitor same-center occupancy for a cohort of centers that has been operating since the 2021 fall enrollment cycle. Same-center occupancy represents utilization for each respective center and is calculated as the average full-time enrollment divided by the total operating capacity during the period. This cohort of centers totaled 800 centers as of March 31, 2024. For the quarter ended March 31, 2024, 44% of these centers were more than 70% enrolled, 42% were between 40-70% enrolled and 14% were less than 40% enrolled, which reflects improved occupancy when compared to the same period in the prior year. We also saw solid growth in back-up care with a 16% year-over-year increase in revenue as a result of increased utilization.
While we continue to see year-over-year growth and progress, we are still navigating through a dynamic operating environment that is impacted by a tight labor market, varying enrollment demands, shifting work demographics, increased costs and challenging macroeconomic conditions. We continue to monitor and respond to the changing conditions, and the changing needs of clients, families and children, including the routine closure of underperforming centers in order to optimize our portfolio of centers to accommodate changes in demand and demographic workforce shifts in the markets we serve. As a result of the impact of the pandemic, there has been an elevated number of center closures in recent years in addition to the impairment of certain assets. We expect this trend to continue in 2024 as we execute on the closure of certain underperforming centers identified during our portfolio review process, including a number of centers in the United Kingdom. Where possible, we shift enrollment and teachers to other centers at nearby locations.
We remain focused on our strategic priorities to deliver high quality education and care services, connect across our service lines, extend our impact on new customers and clients, and preserve our strong culture. And, as we continue to navigate this post-pandemic recovery period, we remain committed to serving the needs of families, clients and our employees. We are confident in our value proposition, business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing market conditions.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	%	2023	%

	(In thousands, except percentages)
Revenue	$622,709	100.0%	$553,606	100.0%
Cost of services	487,581	78.3%	431,992	78.0%
Gross profit	135,128	21.7%	121,614	22.0%
Selling, general and administrative expenses	87,546	14.1%	82,771	15.0%
Amortization of intangible assets	7,645	1.2%	8,198	1.5%
Income from operations	39,937	6.4%	30,645	5.5%
Interest expense — net	(13,681)	(2.2)%	(12,916)	(2.3)%
Income before income tax	26,256	4.2%	17,729	3.2%
Income tax expense	(9,267)	(1.5)%	(9,603)	(1.7)%
Net income	$16,989	2.7%	$8,126	1.5%

Adjusted EBITDA (1)	$74,981	12.0%	$69,845	12.6%
Adjusted income from operations (1)	$39,937	6.4%	$36,685	6.6%
Adjusted net income (1)	$29,621	4.8%	$28,275	5.1%
(1)Adjusted EBITDA, adjusted income from operations and adjusted net income are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), which are commonly referred to as "non-GAAP financial measures." Refer to “Non-GAAP Financial Measures and Reconciliation” below for a reconciliation of these non-GAAP financial measures to their respective measures determined under GAAP and for information regarding our use of non-GAAP financial measures.
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Revenue. Revenue for the three months ended March 31, 2024, increased by $69.1 million, or 12%, to $622.7 million from $553.6 million for the same period in 2023. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023		Change 2024 vs 2023

	(In thousands, except percentages)
Full service center-based child care	$483,640	77.7%	$430,191	77.7%	$53,449	12.4%
Tuition	440,550	91.1%	391,096	90.9%	49,454	12.6%
Management fees and operating subsidies	43,090	8.9%	39,095	9.1%	3,995	10.2%
Back-up care	114,672	18.4%	99,130	17.9%	15,542	15.7%
Educational advisory services	24,397	3.9%	24,285	4.4%	112	0.5%
Total revenue	$622,709	100.0%	$553,606	100.0%	$69,103	12.5%

Revenue generated by the full service center-based child care segment in the three months ended March 31, 2024 increased by $53.4 million, or 12%, when compared to the same period in 2023. Tuition revenue increased by $49.5 million, or 13%, when compared to the prior year, due to a 6% net increase in enrollment and average tuition rate increases at our child care centers of approximately 5%. While we continue to see sequential enrollment growth at our centers, the ongoing labor market challenges and current economic conditions have constrained enrollment and slowed the recovery in both the United States. and international markets, and we continue to operate below pre-pandemic enrollment levels at certain locations. We expect continued occupancy improvement in relation to the same prior year periods through the remainder of 2024, with more modest improvement in the United Kingdom. as that geography remains more impacted. Net fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations also contributed to our revenue growth, increasing 2024 tuition revenue by approximately 1%, or $2.9 million. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the year, we do not expect fluctuations in foreign currency exchange rates to have a significant impact to the full year results for 2024.
Management fees and operating subsidies from employer sponsors increased by $4.0 million, or 10%, primarily due to higher operating subsidies required to support center operations as enrollment continues to increase, and due to a decrease in funding received from pandemic-related government support programs as most of the programs for which we were eligible for expired in September 2023. Funding received from pandemic-related government support programs reduce certain center operating costs, which impact the related operating subsidies. During the three months ended March 31, 2023, such funding reduced the operating subsidy revenue due from employers by $7.4 million.
Revenue generated by back-up care services in the three months ended March 31, 2024 increased by $15.5 million, or 16%, when compared to the same period in 2023. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based, in-home and school age camp back-up care by new and existing clients.
Revenue generated by educational advisory services in the three months ended March 31, 2024 was consistent with the same period in the prior year.
Cost of Services. Cost of services increased by $55.6 million, or 13%, to $487.6 million for the three months ended March 31, 2024 from $432.0 million for the same period in 2023.
Cost of services in the full service center-based child care segment increased by $45.4 million, or 13%, to $404.0 million in the three months ended March 31, 2024 when compared to the same period in 2023. The increase in cost of services was primarily associated with increased labor costs related to expanded enrollment and wage rate increases. Personnel costs, which generally represent 70% of the costs for this segment, increased 9% during the quarter compared to the same period in the prior year. In addition to the personnel costs for the incremental 6% net enrollment noted above and premiums associated with the deployment of temporary staff to meet enrollment demand, we continue to invest in higher wages for our center staff, resulting in an increase of approximately 4% to the average hourly wage in 2024 compared to 2023. Additionally, most of the pandemic-related government support programs for which we were eligible ended September 2023. Funding received from pandemic-related government support programs reduced center operating expenses by a total of $21.6 million in the first quarter of 2023. As noted above, a portion of the funding received from pandemic-related government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $7.4 million in the three months ended March 31, 2023.
Cost of services in the back-up care segment increased by $9.1 million, or 15%, to $68.9 million in the three months ended March 31, 2024, when compared to the prior year. The increase in cost of services is in line with the increase in revenue and is primarily associated with higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel and technology to support our customer user experience and service offerings. Cost of services for the three months ended March 31, 2023 included $4.3 million in value-added tax related to prior periods.
Cost of services in the educational advisory services segment increased by $1.2 million, or 9%, to $14.7 million in the three months ended March 31, 2024 when compared to the prior year, due to technology platform investments to support customer access and user experience.
Gross Profit. Gross profit increased by $13.5 million, or 11%, to $135.1 million for the three months ended March 31, 2024 from $121.6 million for the same period in 2023. Incremental gross profit contributions from the full service center-based child care segment, resulting from enrollment growth and tuition price increases, and from the back-up care segment, resulting from higher utilization of back-up care services, were partially offset by reduced funding from pandemic-related government support programs. Gross profit margin was 22% of revenue for the three months ended March 31, 2024, which is broadly consistent with the three months ended March 31, 2023.

Selling, General and Administrative Expenses (“SGA”). SGA increased by $4.8 million, or 6%, to $87.5 million for the three months ended March 31, 2024 from $82.8 million for the same period in 2023, due to incremental spending to support the business as it continues to re-ramp post-pandemic, higher labor costs and a $2.3 million charge within the back-up care segment resulting from the early settlement of contingent consideration for a 2021 acquisition. SGA for the three months ended March 31, 2023, included value-added tax expense of $1.7 million related to prior periods. SGA was 14% of revenue for the three months ended March 31, 2024, a decrease of 1% from the same period in 2023.
Amortization of Intangible Assets. Amortization expense on intangible assets was $7.6 million for the three months ended March 31, 2024, a decrease from $8.2 million for the three months ended March 31, 2023, due to decreases from intangible assets becoming fully amortized during the period and impact of accelerated method of amortization for certain intangible assets, partially offset by increases from intangible assets acquired in relation to the acquisitions completed in 2023 and 2024.
Income from Operations. Income from operations increased by $9.3 million, or 30%, to $39.9 million for the three months ended March 31, 2024 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023		Change 2024 vs 2023

	(In thousands, except percentages)
Full service center-based child care	$21,444	4.4%	$8,433	2.0%	$13,011	154.3%
Back-up care	15,983	13.9%	17,773	17.9%	(1,790)	(10.1)%
Educational advisory services	2,510	10.3%	4,439	18.3%	(1,929)	(43.5)%
Income from operations	$39,937	6.4%	$30,645	5.5%	$9,292	30.3%
The change in income from operations was primarily due to the following:
•Income from operations for the full service center-based child care segment increased $13.0 million, or 154%, in the three months ended March 31, 2024 when compared to the same period in 2023, primarily due to increases in tuition revenue from enrollment growth and annual tuition rate increases, partially offset by increased labor costs and a decrease of approximately $15 million in net contributions from pandemic-related government support programs as most of the programs for which we were eligible ended by September 30, 2023. Income from operations for the three months ended March 31, 2023 included $1.7 million in value-added tax expense related to prior periods.
•Income from operations for the back-up care segment decreased $1.8 million, or 10%, in the three months ended March 31, 2024 when compared to the same period in 2023. Incremental contributions from expanded utilization of back-up care services were offset by higher overhead costs, including a $2.3 million charge related to the early settlement of contingent consideration for a 2021 acquisition and allocation of shared services costs which have historically remained relatively stable throughout the year. Income from operations for the three months ended March 31, 2023 included $4.3 million in value-added tax related to prior periods.
•Income from operations for the educational advisory services segment decreased $1.9 million, or 43%, in the three months ended March 31, 2024 when compared to the same period in 2023 due to product design, technology and marketing investments to support revenue growth.
Net Interest Expense. Net interest expense increased to $13.7 million for the three months ended March 31, 2024 from $12.9 million for the same period in 2023 primarily due to increased borrowings under our revolving credit facility, and higher interest rates applicable to our debt. The weighted average interest rate for the term loans and revolving credit facility was 5.05% for the three months ended March 31, 2024 compared to 3.97% for the three months ended March 31, 2023, inclusive of the effects of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will be between 5.00% and 5.25% for the remainder of 2024 inclusive of the effects of the cash flow hedges.

Income Tax Expense. We recorded income tax expense of $9.3 million during the three months ended March 31, 2024, at an effective income tax rate of 35%, compared to an income tax expense of $9.6 million during the three months ended March 31, 2023, at an effective income tax rate of 54%. The difference between the effective income tax rate as compared to the statutory income tax rate was primarily due to the impact of unbenefited losses in certain foreign jurisdictions and the effects of net shortfall tax expense associated with the exercise or expiration of stock options and vesting of restricted stock, which had a more significant impact to effective tax rate for the 2023 period due to a higher tax expense and a lower income before income taxes in 2023. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the three months ended March 31, 2024 and 2023, the net shortfall tax expense from stock-based compensation expense increased tax expense by $0.7 million and $2.1 million, respectively. For the three months ended March 31, 2024 and 2023, prior to the inclusion of the shortfall tax expense, other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 28% and 30%, respectively.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA increased $5.1 million, or 7%, and adjusted income from operations increased $3.3 million, or 9% for the three months ended March 31, 2024 over the comparable period in 2023 due to the incremental gross profit contributions from the full service center-based child care segment resulting from enrollment growth and tuition price increases.
Adjusted Net Income. Adjusted net income increased $1.3 million, or 5%, for the three months ended March 31, 2024 when compared to the same period in 2023, primarily due to the increase in adjusted income from operations, partially offset by higher interest expense.

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

	Three Months Ended March 31,
	2024	2023

	(In thousands, except share data)
Net income	$16,989	$8,126
Interest expense — net	13,681	12,916
Income tax expense	9,267	9,603
Depreciation	19,988	19,112
Amortization of intangible assets (a)	7,645	8,198
EBITDA	67,570	57,955
Additional adjustments:
Stock-based compensation expense (b)	7,411	5,850
Other costs (c)	—	6,040
Total adjustments	7,411	11,890
Adjusted EBITDA	$74,981	$69,845

Income from operations	$39,937	$30,645
Other costs (c)	—	6,040
Adjusted income from operations	$39,937	$36,685

Net income	$16,989	$8,126
Income tax expense	9,267	9,603
Income before income tax	26,256	17,729
Amortization of intangible assets (a)	7,645	8,198
Stock-based compensation expense (b)	7,411	5,850
Other costs (c)	—	6,040
Interest on deferred consideration (d)	—	1,454
Adjusted income before income tax	41,312	39,271
Adjusted income tax expense (e)	(11,691)	(10,996)
Adjusted net income	$29,621	$28,275

Weighted average common shares outstanding — diluted	58,310,405	57,709,909
Diluted adjusted earnings per common share	$0.51	$0.49
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
(d)Interest on deferred consideration represents the imputed interest on the deferred consideration issued in connection with the July 1, 2022 acquisition of Only About Children, a child care operator in Australia. The deferred consideration was paid in January 2024.
(e)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 28% for both the three months ended March 31, 2024 and 2023. The jurisdictional mix of the expected adjusted income before income tax for the full year will affect the estimated effective tax rate for the year.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are financial measures that are not calculated in accordance with GAAP (collectively referred to as “non-GAAP financial measures”), and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, stock-based compensation expense and non-recurring costs, such as value-added-tax expense related to prior periods and at times, other non-recurring costs, such as impairment costs and transaction costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement.
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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $63.7 million in cash ($69.4 million including restricted cash) at March 31, 2024, of which $33.3 million was held in foreign jurisdictions, compared to $71.6 million in cash ($89.5 million including restricted cash) at December 31, 2023, of which $32.1 million was held in foreign jurisdictions. Operations outside of North America accounted for 28% of our consolidated revenue in the three months ended March 31, 2024 and 2023. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the three months ended March 31, 2024 and 2023. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the year, we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2024.
Our $400 million revolving credit facility is part of our senior secured credit facilities. At March 31, 2024 and December 31, 2023, $389.8 million and $380.7 million of the revolving credit facility, respectively, was available for borrowing.

We had a working capital deficit of $338.2 million and $352.5 million at March 31, 2024 and December 31, 2023, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, deferred consideration issued in relation to an acquisition and from share repurchases. We anticipate that our cash flows from operating activities will continue to improve as our center enrollment re-ramps and performance continues to recover. As we focus on the enrollment and ramping of centers, we expect to continue to prioritize our capital allocation on investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt and revolver.
In January 2024, the Company paid the deferred consideration of $106.5 million related to the 2022 acquisition of Only About Children, a child care operator in Australia.
During the three months ended March 31, 2023, we participated in certain government support programs that were enacted in response to the economic impact of the COVID-19 pandemic. With the expiration of the child care stabilization grants on September 30, 2023, most of the pandemic-related government support programs for which we were eligible ended in 2023. During the three months ended March 31, 2023, $21.6 million was recorded as a reduction to cost of services in relation to these benefits, of which $7.4 million reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the three months ended March 31, 2023, $0.6 million was recorded to revenue related to amounts received for tuition support.
As of March 31, 2024, we had $888.7 million in lease liabilities, $99.8 million of which is short term in nature. Refer to Note 3, Leases, to our condensed consolidated financial statements for additional information on leases, including the maturity of the contractual obligations related to our lease liabilities.
The board of directors authorized a share repurchase program of up to $400 million of our outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date and, at March 31, 2024, $198.3 million remained available for future repurchases. During the three months ended March 31, 2024 and 2023, we did not make any share repurchases under the Board-approved repurchase program. All repurchased shares have been retired.
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

Cash Flows	Three Months Ended March 31,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$116,301	$67,313
Net cash used in investing activities	$(38,050)	$(18,229)
Net cash used in financing activities	$(97,632)	$(40,963)
Cash, cash equivalents and restricted cash — beginning of period	$89,451	$51,894
Cash, cash equivalents and restricted cash — end of period	$69,400	$59,901
Cash Provided by Operating Activities
Cash provided by operating activities was $116.3 million for the three months ended March 31, 2024, compared to $67.3 million for the same period in 2023. The increase in cash provided by operations primarily relates to higher cash provided by working capital arising from the timing of billings and payments when compared to the prior year, as well as an increase in net income of $8.9 million.
Cash Used in Investing Activities
Cash used in investing activities was $38.1 million for the three months ended March 31, 2024 compared to $18.2 million for the same period in 2023, an increase of $19.9 million. The increase in cash used in investing activities was primarily related to an increase in net purchases of debt securities by our captive insurance entity, using restricted cash, and other investments, which were $16.2 million in the three months ended March 31, 2024, compared to net proceeds of $1.2 million during the same period in the prior year, a net change of $17.4 million. Additionally, during the three months ended March 31, 2024, we invested $2.5 million to acquire one center in Australia, while we did not have any acquisitions in the same period in 2023.

Cash Used in Financing Activities
Cash used in financing activities was $97.6 million for the three months ended March 31, 2024 compared to $41.0 million for the same period in 2023. The increase in cash used in financing activities during the three months ended March 31, 2024 was related to the January 2024 payment of $97.7 million of deferred consideration related to the 2022 acquisition of Only About Children. During the three months ended March 31, 2023, we made net payments related to our revolving credit facility of $39.5 million, compared to the three months ended March 31, 2024 wherein the net activity under our revolving credit facility amounted to zero.
Additionally, proceeds received from employee equity awards in the three months ended March 31, 2024 increased by $1.2 million compared to the same period during the prior year due to a higher volume of transactions. Proceeds from the exercise of stock options were $5.5 million in the three months ended March 31, 2024 and were $4.3 million during the same period in 2023.
Debt
Our senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”), a $400 million term loan A facility (“term loan A”) and a $400 million multi-currency revolving credit facility (“revolving credit facility”).
Long term debt obligations were as follows:

	March 31, 2024	December 31, 2023

	(In thousands)
Term loan B	$586,500	$588,000
Term loan A	377,500	380,000
Deferred financing costs and original issue discount	(4,940)	(5,236)
Total debt	959,060	962,764
Less current maturities	(21,000)	(18,500)
Long-term debt	$938,060	$944,264
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
The revolving credit facility matures on May 26, 2026. At March 31, 2024, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding under the revolver were $10.2 million, with $389.8 million available for borrowing. At December 31, 2023, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding were $19.3 million, with $380.7 million available for borrowing.
Borrowings under the credit facilities are subject to variable interest. We mitigate our interest rate exposure with interest rate cap agreements. In June 2020, we entered into interest rate cap agreements with a total notional value of $800 million. These interest rate cap agreements, designated and accounted for as cash flow hedges, provide us with interest rate protection in the event the one-month term SOFR rate increases above 0.9%. Interest rate cap agreements for $300 million notional value had an effective date of June 30, 2020 and expired on October 31, 2023, while interest rate cap agreements for another $500 million notional amount had an effective date of October 29, 2021 and expired on October 31, 2023. In December 2021, we entered into interest rate cap agreements with a total notional value of $900 million designated and accounted for as cash flow hedges. Interest rate cap agreements for $600 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 2.4%. Interest rate cap agreements for $300 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 2.9%.
The blended weighted average interest rate for the term loans and revolving credit facility was 5.05% and 3.97% for the three months ended March 31, 2024 and 2023, respectively, including the impact of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will be between 5.00% and 5.25% for the remainder of 2024 inclusive of the effects of the cash flow hedges.

The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at March 31, 2024. Refer to Note 6, Credit Arrangements and Debt Obligations, to our condensed consolidated financial statements for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
Critical Accounting Policies
For a discussion of our “Critical Accounting Policies,” refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies since December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and fluctuations in foreign currency exchange rates. We do not believe there have been material changes in our exposure to interest rate or foreign currency exchange rate fluctuations since December 31, 2023. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition and operating results. We believe that these risks and uncertainties include, but are not limited to, those disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, could materially impair our business, financial condition or results of operations. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended March 31, 2024:

Period	Total Number of Shares (or Units) Purchased (1) (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2) (c)	Approximate Dollar Value of Shares/Units that May Yet Be Purchased Under the Plans or Programs (In thousands) (3) (d)

January 1, 2024 to January 31, 2024	—	$—	—	$198,290
February 1, 2024 to February 29, 2024	6,203	$106.85	—	$198,290
March 1, 2024 to March 31, 2024	753	$113.51	—	$198,290
	6,956		—
(1)The Company purchased an aggregate of 6,956 shares during the three months ended March 31, 2024, which shares were withheld for tax payments due upon the vesting of both employee restricted stock awards and restricted stock unit awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our share repurchase authorization.
(2)The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The Company did not repurchase any shares under the board-authorized program during the three months ended March 31, 2024. The share repurchase program has no expiration date. All previously repurchased shares have been retired.
(3)The number shown represents, as of the end of each period, the approximate dollar value of the Company’s outstanding common stock that may yet be purchased under the Company’s publicly announced share repurchase program as described in footnote (2) above. Such shares may be purchased, from time to time, depending on business and market conditions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On March 11, 2024, Mary Lou Burke Afonso, Chief Operating Officer, North America Center Operations, adopted a stock trading plan for the sale of up to 22,300 shares of the Company's common stock until December 2, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in our securities.
Other than as disclosed above, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" during the three months ended March 31, 2024.
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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	May 6, 2024	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)