Form 10-Q
period 2024-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2024-08-06
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of July 25, 2024, there were 58,043,155 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$140,246	$71,568
Accounts receivable — net of allowance for credit losses of $3,221 and $2,317 at June 30, 2024 and December 31, 2023, respectively	184,987	281,710
Prepaid expenses and other current assets	70,785	93,621
Total current assets	396,018	446,899
Fixed assets — net	578,925	579,296
Goodwill	1,788,166	1,786,405
Other intangible assets — net	203,930	216,576
Operating lease right-of-use assets	756,215	774,703
Other assets	114,145	92,265
Total assets	$3,837,399	$3,896,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,500	$18,500
Accounts payable and accrued expenses	282,760	259,077
Current portion of operating lease liabilities	100,934	100,387
Deferred revenue	258,896	272,891
Other current liabilities	46,396	148,578
Total current liabilities	712,486	799,433
Long-term debt — net	931,857	944,264
Operating lease liabilities	775,324	796,701
Other long-term liabilities	91,564	101,259
Deferred revenue	13,138	8,656
Deferred income taxes	29,809	33,155
Total liabilities	2,554,178	2,683,468
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,986,925 and 57,817,593 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	58	58
Additional paid-in capital	673,013	645,894
Accumulated other comprehensive loss	(71,838)	(59,101)
Retained earnings	681,988	625,825
Total stockholders’ equity	1,283,221	1,212,676
Total liabilities and stockholders’ equity	$3,837,399	$3,896,144
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands, except share data)
Revenue	$670,059	$603,216	$1,292,768	$1,156,822
Cost of services	507,647	466,653	995,228	898,645
Gross profit	162,412	136,563	297,540	258,177
Selling, general and administrative expenses	87,499	81,899	175,045	164,670
Amortization of intangible assets	5,854	9,132	13,499	17,330
Income from operations	69,059	45,532	108,996	76,177
Interest expense — net	(12,013)	(12,219)	(25,694)	(25,135)
Income before income tax	57,046	33,313	83,302	51,042
Income tax expense	(17,872)	(12,719)	(27,139)	(22,322)
Net income	$39,174	$20,594	$56,163	$28,720

Earnings per common share:
Common stock — basic	$0.68	$0.36	$0.97	$0.50
Common stock — diluted	$0.67	$0.35	$0.96	$0.50

Weighted average common shares outstanding:
Common stock — basic	57,971,350	57,707,565	57,924,875	57,655,715
Common stock — diluted	58,438,186	57,905,424	58,374,296	57,807,667
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands)
Net income	$39,174	$20,594	$56,163	$28,720
Other comprehensive income (loss):
Foreign currency translation adjustments	6,925	9,456	(13,394)	16,336
Unrealized gain (loss) on cash flow hedges and investments, net of tax	(1,754)	5,305	657	(3,594)
Total other comprehensive income (loss)	5,171	14,761	(12,737)	12,742
Comprehensive income	$44,345	$35,355	$43,426	$41,462
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at April 1, 2024	57,953,066	$58	$663,406	$—	$(77,009)	$642,814	$1,229,269
Stock-based compensation expense			8,105				8,105
Issuance of common stock under the Equity Incentive Plan	35,095	—	1,800				1,800
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(1,236)	—	(298)				(298)
Other comprehensive income					5,171		5,171
Net income						39,174	39,174
Balance at June 30, 2024	57,986,925	$58	$673,013	$—	$(71,838)	$681,988	$1,283,221

	Three months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at April 1, 2023	57,679,676	$58	$616,305	$—	$(72,648)	$559,728	$1,103,443
Stock-based compensation expense			7,463				7,463
Issuance of common stock under the Equity Incentive Plan	63,137	—	3,611				3,611
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(2,114)	—	(104)				(104)
Other comprehensive income					14,761		14,761
Net income						20,594	20,594
Balance at June 30, 2023	57,740,699	$58	$627,275	$—	$(57,887)	$580,322	$1,149,768
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2024	57,817,593	$58	$645,894	$—	$(59,101)	$625,825	$1,212,676
Stock-based compensation expense			15,516				15,516
Issuance of common stock under the Equity Incentive Plan	186,146	—	13,389				13,389
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(16,814)	—	(1,786)				(1,786)
Other comprehensive loss					(12,737)		(12,737)
Net income						56,163	56,163
Balance at June 30, 2024	57,986,925	$58	$673,013	$—	$(71,838)	$681,988	$1,283,221

	Six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2023	57,531,130	$58	$599,422	$—	$(70,629)	$551,602	$1,080,453
Stock-based compensation expense			13,313				13,313
Issuance of common stock under the Equity Incentive Plan	232,935	—	16,169				16,169
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(23,366)	—	(1,629)				(1,629)
Other comprehensive income					12,742		12,742
Net income						28,720	28,720
Balance at June 30, 2023	57,740,699	$58	$627,275	$—	$(57,887)	$580,322	$1,149,768
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2024	2023

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,163	$28,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,099	56,229
Stock-based compensation expense	15,516	13,313
Deferred income taxes	(3,921)	(4,250)
Non-cash interest and other — net	7,411	5,434
Changes in assets and liabilities:
Accounts receivable	97,573	35,802
Prepaid expenses and other current assets	4,828	(15,845)
Accounts payable and accrued expenses	22,556	6,326
Income taxes	(8,030)	1,505
Deferred revenue	(9,570)	15,939
Leases	(3,823)	(19)
Other assets	(2,084)	10,705
Other current and long-term liabilities	(3,968)	26,183
Net cash provided by operating activities	225,750	180,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets - net	(42,016)	(40,115)
Purchases of debt securities and other investments	(36,281)	(8,956)
Proceeds from the maturity of debt securities and sale of other investments	17,713	11,227
Payments and settlements for acquisitions — net of cash acquired	(3,548)	(30,884)
Net cash used in investing activities	(64,132)	(68,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	156,500	224,000
Payments under revolving credit facility	(156,500)	(308,000)
Principal payments of long-term debt	(8,000)	(8,000)
Proceeds from issuance of common stock upon exercise of options	6,901	7,382
Taxes paid related to the net share settlement of stock options and restricted stock	(1,786)	(1,629)
Payments of deferred and contingent consideration for acquisitions	(103,872)	(225)
Net cash used in financing activities	(106,757)	(86,472)
Effect of exchange rates on cash, cash equivalents and restricted cash	(723)	(330)
Net increase in cash, cash equivalents and restricted cash	54,138	24,512
Cash, cash equivalents and restricted cash — beginning of period	89,451	51,894
Cash, cash equivalents and restricted cash — end of period	$143,589	$76,406
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six months ended June 30,
	2024	2023

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$140,246	$66,011
Restricted cash, included in prepaid expenses and other current assets	1,180	8,298
Restricted cash, included in other assets	2,163	2,097
Total cash, cash equivalents and restricted cash — end of period	$143,589	$76,406

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$38,309	$36,104
Cash received from cash flow hedges of interest rate risk	$12,407	$15,936
Cash payments of income taxes	$39,722	$26,128
Cash paid for amounts included in the measurement of lease liabilities	$77,649	$77,126

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,391	$2,438
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$28,960	$32,138
Restricted stock reclassified from other current liabilities to equity upon vesting	$6,488	$8,192
Contingent consideration issued for acquisitions	$696	$—
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
As of June 30, 2024, we operated 1,032 early education and child care centers.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of June 30, 2024 and the unaudited condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 30, 2024 and the unaudited condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2024 and 2023, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the six months ended June 30, 2024 and 2023, there were no share repurchases under the repurchase program. All repurchased shares have been retired and, at June 30, 2024, $198.3 million remained available under the Board-approved repurchase program.
Government Support — During the six months ended June 30, 2023, the Company participated in certain government support programs that were enacted in response to the economic impact of the COVID-19 pandemic. With the expiration of the child care stabilization grants on September 30, 2023, most of the pandemic-related government support programs for which the Company was eligible ended in 2023.
During the six months ended June 30, 2023, $35.1 million was recorded as a reduction to cost of services in relation to these benefits, of which $12.2 million reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the six months ended June 30, 2023, $1.2 million was recorded to revenue related to amounts received for tuition support.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended June 30, 2024
North America	$330,510	$123,682	$26,492	$480,684
International	176,567	12,808	—	189,375
	$507,077	$136,490	$26,492	$670,059
Three months ended June 30, 2023
North America	$300,014	$109,556	$25,847	$435,417
International	158,517	9,282	—	167,799
	$458,531	$118,838	$25,847	$603,216

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Six months ended June 30, 2024
North America	$650,713	$227,093	$50,889	$928,695
International	340,004	24,069	—	364,073
	$990,717	$251,162	$50,889	$1,292,768
Six months ended June 30, 2023
North America	$584,598	$201,176	$50,132	$835,906
International	304,124	16,792	—	320,916
	$888,722	$217,968	$50,132	$1,156,822
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
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. The Company recognized $213.2 million and $175.2 million as revenue during the six months ended June 30, 2024 and 2023, respectively, which was included in the deferred revenue balance at the beginning of each respective period.
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

3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of June 30, 2024 and December 31, 2023, there were no material finance leases.
Lease Expense
The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands)
Operating lease expense (1)	$38,477	$39,459	$76,208	$77,427
Variable lease expense (1)	11,332	10,565	22,103	21,740
Total lease expense	$49,809	$50,024	$98,311	$99,167
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	June 30, 2024	December 31, 2023

Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	7.1%	7.1%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of June 30, 2024:

Operating Leases

(In thousands)
Remainder of 2024	$69,466
2025	153,824
2026	147,846
2027	138,514
2028	127,465
Thereafter	596,269
Total lease payments	1,233,384
Less imputed interest	(357,126)
Present value of lease liabilities	876,258
Less current portion of operating lease liabilities	(100,934)
Long-term operating lease liabilities	$775,324
As of June 30, 2024, the Company had entered into additional operating leases with total fixed payment obligations of $14.8 million that have not yet commenced. The leases are expected to commence in fiscal 2024 and have initial lease terms of approximately 15 years.

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
2024 Acquisitions
In April 2024, the Company acquired the remaining shares outstanding of a provider of early education and tutoring in the Netherlands for cash consideration of $1.3 million and contingent consideration of $0.7 million payable in 2026 and 2027, resulting in control and consolidation of an investment previously accounted for under the equity method. The Company had previously made investments totaling $8.4 million. The Company recorded goodwill of $9.8 million related to the full service center-based child care segment, which will not be deductible for tax purposes. In addition, the Company recorded intangible assets of $1.0 million that will be amortized over four to five years.
Additionally, during the six months ended June 30, 2024, the Company acquired one center in Australia, which was accounted for as a business combination. This business was acquired for cash consideration of $2.5 million. The Company recorded goodwill of $2.4 million related to the full service center-based child care segment, which will not be deductible for tax purposes. In addition, the Company recorded intangible assets of $0.3 million that will be amortized over four years.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2024, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
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
In April 2024, the Company paid contingent consideration of $14.3 million related to a 2021 acquisition. The acquisition date fair value of the contingent consideration of $6.2 million is presented as cash used in financing activities in the consolidated statement of cash flows while the change in fair value is presented as cash used in operating activities.
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
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2024, the purchase price allocation for three of these acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
During the year ended December 31, 2023, the Company paid contingent consideration of $0.2 million related to an acquisition completed in 2021, which had been recorded as a liability at the date of acquisition and is presented as cash used in financing activities in the consolidated statement of cash flows.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Balance at January 1, 2024	$1,539,264	$209,465	$37,676	$1,786,405
Additions from acquisitions	12,180	—	—	12,180
Adjustments to prior year acquisitions	107	—	—	107
Effect of foreign currency translation	(10,362)	(164)	—	(10,526)
Balance at June 30, 2024	$1,541,189	$209,301	$37,676	$1,788,166
Effective January 1, 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. As a result, the goodwill beginning balance reflects the change in reportable segments.
The Company also has intangible assets, which consisted of the following at June 30, 2024 and December 31, 2023:

June 30, 2024	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	8 years	$397,539	$(381,479)	$16,060
Trade names	10 years	19,685	(12,362)	7,323
		417,224	(393,841)	23,383
Indefinite-lived intangible assets:
Trade names	N/A	180,547	—	180,547
		$597,771	$(393,841)	$203,930

December 31, 2023	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	11 years	$397,079	$(368,963)	$28,116
Trade names	10 years	19,664	(11,795)	7,869
		416,743	(380,758)	35,985
Indefinite-lived intangible assets:
Trade names	N/A	180,591	—	180,591
		$597,334	$(380,758)	$216,576

The Company estimates that it will record amortization expense related to intangible assets existing as of June 30, 2024 as follows:

Estimated amortization expense

(In thousands)
Remainder of 2024	$4,862
2025	6,212
2026	4,323
2027	3,137
2028	1,717
Thereafter	3,132
$23,383
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
Long-term debt obligations were as follows:

	June 30, 2024	December 31, 2023

	(In thousands)
Term loan B	$585,000	$588,000
Term loan A	375,000	380,000
Deferred financing costs and original issue discount	(4,643)	(5,236)
Total debt	955,357	962,764
Less current maturities	(23,500)	(18,500)
Long-term debt	$931,857	$944,264
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 7.42% and 7.52% at June 30, 2024 and December 31, 2023, respectively, and the weighted average interest rate was 7.47% and 6.91% for the six months ended June 30, 2024 and 2023, respectively, prior to the effects of any interest rate hedge arrangements. There were no borrowings outstanding under the revolving credit facility at June 30, 2024 and December 31, 2023. The weighted average interest rate for the revolving credit facility was 7.81% and 7.07% for the six months ended June 30, 2024 and 2023, respectively. The effective interest rate on the revolving credit facility may fluctuate from borrowing to borrowing for various reasons, including changes in the term benchmark or base interest rate, and the selected borrowing cycle as rates can vary between under-30 day and over-30 day borrowings.
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

Revolving Credit Facility
The $400 million multi-currency revolving credit facility matures on May 26, 2026. At June 30, 2024, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding were $10.2 million, with $389.8 million available for borrowing. At December 31, 2023, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding were $19.3 million, with $380.7 million available for borrowing.
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
During the three months ended June 30, 2024, the Company entered into a AU$5 million uncommitted working capital credit facility in Australia for short term borrowing purposes.
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
Future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
Remainder of 2024	$10,500
2025	28,500
2026	351,000
2027	6,000
2028	564,000
Total future principal payments	$960,000
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
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	June 30, 2024	December 31, 2023

		(In thousands)
Interest rate caps - asset	Other assets	$28,864	$28,968
The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended June 30, 2024
Cash flow hedges	$3,295	Interest expense — net	$5,638	$(2,343)
Income tax effect	(880)	Income tax expense	(1,506)	626
Net of income taxes	$2,415		$4,132	$(1,717)

Three months ended June 30, 2023
Cash flow hedges	$15,312	Interest expense — net	$8,004	$7,308
Income tax effect	(4,088)	Income tax expense	(2,137)	(1,951)
Net of income taxes	$11,224		$5,867	$5,357

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Six months ended June 30, 2024
Cash flow hedges	$12,303	Interest expense — net	$11,389	$914
Income tax effect	(3,285)	Income tax expense	(3,041)	(244)
Net of income taxes	$9,018		$8,348	$670

Six months ended June 30, 2023
Cash flow hedges	$10,048	Interest expense — net	$14,980	$(4,932)
Income tax effect	(2,683)	Income tax expense	(4,000)	1,317
Net of income taxes	$7,365		$10,980	$(3,615)
During the next 12 months, the Company estimates that a net gain of $17.8 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense related to these derivative financial instruments.

7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands, except share data)
Basic earnings per share:
Net income	$39,174	$20,594	$56,163	$28,720
Allocation of net income to common stockholders:
Common stock	$39,174	$20,548	$56,163	$28,646
Unvested participating shares	—	46	—	74
Net income	$39,174	$20,594	$56,163	$28,720

Weighted average common shares outstanding:
Common stock	57,971,350	57,707,565	57,924,875	57,655,715
Unvested participating shares	43,658	129,045	68,908	165,897
Earnings per common share:
Common stock	$0.68	$0.36	$0.97	$0.50

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$39,174	$20,548	$56,163	$28,646
Plus: earnings allocated to unvested participating shares	—	46	—	74
Less: adjusted earnings allocated to unvested participating shares	—	(46)	—	(74)
Earnings allocated to common stock	$39,174	$20,548	$56,163	$28,646

Weighted average common shares outstanding:
Common stock	57,971,350	57,707,565	57,924,875	57,655,715
Effect of dilutive securities	466,836	197,859	449,421	151,952
Weighted average common shares outstanding — diluted	58,438,186	57,905,424	58,374,296	57,807,667
Earnings per common share:
Common stock	$0.67	$0.35	$0.96	$0.50
For the interim periods ended June 30, 2024 and 2023, basic and diluted earnings per share were calculated using the treasury method and the two-class method, respectively. Equity awards outstanding to purchase or receive 1.4 million and 1.8 million shares of common stock were excluded from diluted earnings per share for the three months ended June 30, 2024 and 2023, respectively, and 1.5 million and 1.9 million shares of common stock were excluded from diluted earnings per share for the six months ended June 30, 2024 and 2023, respectively, since their effect was anti-dilutive. These equity awards may become dilutive in the future.

8. INCOME TAXES
The Company’s effective income tax rates were 31.3% and 38.2% for the three months ended June 30, 2024 and 2023, respectively, and 32.6% and 43.7% for the six months ended June 30, 2024 and 2023, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which is included in tax expense.
During the three and six months ended June 30, 2024, the net shortfall tax expense from stock-based compensation expense increased tax expense by $0.2 million and $0.6 million, respectively. During the three and six months ended June 30, 2023, the net shortfall tax expense from stock-based compensation expense increased tax expense by $0.8 million and $2.9 million, respectively. For the three and six months ended June 30, 2024, prior to the inclusion of the shortfall tax expense, other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 27%. For the three and six months ended June 30, 2023, prior to the inclusion of the shortfall tax expense, other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 28%.
The Company’s unrecognized tax benefits were $4.9 million and $4.6 million at June 30, 2024 and December 31, 2023, respectively, inclusive of interest. The unrecognized tax benefits may change over the next 12 months by up to $4.6 million.
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
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company’s filings for the tax years 2019 through 2022 are subject to audit based upon the statute of limitations.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed at June 30, 2024.

Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices or prices for similar instruments from active markets. As such, the Company’s long-term debt was classified as Level 2. As of June 30, 2024 and December 31, 2023, the estimated fair value approximated the carrying value of long-term debt.
Derivative Financial Instruments — The Company’s interest rate cap agreements are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps is classified as Level 2. As of June 30, 2024 and December 31, 2023, the fair value of the interest rate cap agreements was $28.9 million and $29.0 million, respectively, and was recorded in other assets on the consolidated balance sheet.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, consist of U.S. Treasury and U.S. government agency securities, asset-backed securities, certificates of deposit and corporate bonds. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets and are classified as Level 1. As of June 30, 2024, the fair value of the available-for-sale debt securities was $38.2 million and was classified based on the instruments’ maturity dates, with $12.6 million included in prepaid expenses and other current assets and $25.6 million in other assets on the consolidated balance sheet. As of December 31, 2023, the fair value of the available-for-sale debt securities was $23.9 million, with $22.0 million included in prepaid expenses and other current assets and $1.9 million in other assets on the consolidated balance sheet. At June 30, 2024 and December 31, 2023, the amortized cost was $38.3 million and $24.0 million, respectively. The debt securities held at June 30, 2024 had remaining maturities ranging from less than one year to approximately ten years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three and six months ended June 30, 2024 and 2023.
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
The following table provides a roll forward of the recurring Level 3 fair value measurements:

Six months ended June 30, 2024

(In thousands)
Balance at January 1, 2024	$11,516
Issuance of contingent consideration in connection with acquisitions	696
Settlement of contingent consideration liabilities	(14,300)
Changes in fair value	2,802
Foreign currency translation	(9)
Balance at June 30, 2024	$705
The contingent consideration liability outstanding as of June 30, 2024 relates to an acquisition completed in 2024. During the six months ended June 30, 2024, contingent consideration liabilities of $14.3 million were paid related to an acquisition completed in 2021, which was originally due in 2026, but settled early and paid in April 2024. During the six months ended June 30, 2023, contingent consideration liabilities of $0.2 million were paid related to an acquisition completed in 2021.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Six months ended June 30, 2024
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2024	$(76,130)	$17,100	$(71)	$(59,101)
Other comprehensive income (loss) before reclassifications — net of tax	(13,394)	9,018	(27)	(4,403)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	8,348	(14)	8,334
Net other comprehensive income (loss)	(13,394)	670	(13)	(12,737)
Balance at June 30, 2024	$(89,524)	$17,770	$(84)	$(71,838)

	Six months ended June 30, 2023
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2023	$(105,138)	$34,738	$(229)	$(70,629)
Other comprehensive income (loss) before reclassifications — net of tax	16,336	7,365	(40)	23,661
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	10,980	(61)	10,919
Net other comprehensive income (loss)	16,336	(3,615)	21	12,742
Balance at June 30, 2023	$(88,802)	$31,123	$(208)	$(57,887)
(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.
11. SEGMENT INFORMATION
The Company’s reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory services. The full service center-based child care segment includes the traditional center-based early education and child care, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home care for children and adult/elder dependents, school-age camps, tutoring, pet care, self-sourced reimbursed care, and Sittercity, an online marketplace for families and caregivers. The Company’s educational advisory services segment consists of tuition assistance and student loan repayment program management, workforce education, related educational advising, and college admissions counseling services. The Company and its chief operating decision maker evaluate performance based on revenue and income from operations. Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.
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

Revenue and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended June 30, 2024
Revenue	$507,077	$136,490	$26,492	$670,059
Income from operations	32,644	31,593	4,822	69,059

Three months ended June 30, 2023
Revenue	$458,531	$118,838	$25,847	$603,216
Income from operations	13,070	27,470	4,992	45,532

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Six months ended June 30, 2024
Revenue	$990,717	$251,162	$50,889	$1,292,768
Income from operations	54,088	47,576	7,332	108,996

Six months ended June 30, 2023
Revenue	$888,722	$217,968	$50,132	$1,156,822
Income from operations (1)	21,503	45,243	9,431	76,177
(1)For the six months ended June 30, 2023, income from operations included value-added-tax expense of $6.0 million related to prior periods, of which $4.3 million was associated with the back-up care segment and $1.7 million was associated with the full service center-based child care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition and liquidity; impacts of global health pandemics; labor, workplace and demographic trends; wage rate increases, labor costs and labor markets; future center closures and portfolio optimization and impacts; our United Kingdom and international operations; back-up care services and use types; enrollment recovery and occupancy improvement in the United States and internationally; our center cohort occupancy levels; cost management and capital spending; investments in employees and wages; contributions and growth in our back-up care segment; the impact of government relief and support programs; tuition rate increases and pricing strategies; leases, terms and expirations; ability to respond to changing market conditions; our growth and strategic priorities; ability to regain and sustain our business; demand for services; our value proposition, client relations and partnerships; macroeconomic trends and changing conditions, including inflation; investments in operations and strategic opportunities; investments in technology, marketing and user experience; shared services costs; our opportunities for expansion; acquisitions, contributions and expected synergies; contingent consideration; amortization expense; our fair value estimates; goodwill from business combinations; impairments; fixed assets; estimates and impact of equity transactions; unrecognized tax benefits and the impact of uncertain tax positions; our effective tax rate; the outcome of tax audits, settlements and tax liabilities; impact of tax benefits/expense; fluctuations, impact and estimates of foreign currency exchange rates and interest rates; our capital allocation; share repurchase program; the outcome of litigation, legal proceedings and our insurance coverage; debt securities; our interest rates, expense and impact of our interest rate cap agreements; credit risk; the use of derivatives or other market risk sensitive instruments; critical accounting policies and estimates; impact of new accounting pronouncements; our indebtedness; borrowings under our senior secured credit facilities, the need for additional debt or equity financing, and our ability to obtain such financing; our sources and uses of cash flows; our ability to fund operations and make capital expenditures and payments with cash and cash equivalents and borrowings; and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
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
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
As of June 30, 2024, we operated 1,032 early education and child care centers with the capacity to serve approximately 115,000 children in the United States, the United Kingdom, the Netherlands, Australia and India.
Our reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory services. Full service center-based child care includes traditional center-based early education and child care, preschool, and elementary education. Back-up care consists of center-based back-up child care, in-home care for children and adult/elder dependents, school-age camps, tutoring, pet care, self-sourced reimbursed care, and Sittercity, an online marketplace for families and caregivers. Educational advisory services include tuition assistance and student loan repayment program management, workforce education and related educational advising, and college admissions counseling services. Effective January 1, 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. As a result, the back-up care reportable segment now includes the Sittercity operations, which were previously reported in the educational advisory and other services segment. Segment information for 2023 has been recast to conform to the current year presentation.
During the three months ended June 30, 2024, we saw strong year-over-year revenue growth, with an 11% increase in revenue for our full service center-based child care segment and net enrollment growth of 4% as centers continue to re-ramp post-pandemic. To track our continued progress on the recovery from the pandemic, we monitor occupancy for a cohort of centers that has been operating since the 2021 fall enrollment cycle. Occupancy represents utilization for each respective center and is calculated as the average full-time enrollment divided by the total operating capacity during the period. This cohort of centers totaled 786 centers as of June 30, 2024. For the quarter ended June 30, 2024, 51% of these centers were more than 70% enrolled, 39% were between 40-70% enrolled and 10% were less than 40% enrolled, which reflects improved occupancy when compared to the same period in the prior year and sequentially from the first quarter of 2024. We also saw solid growth in back-up care with a 15% year-over-year increase in revenue as a result of increased utilization.
While we continue to see year-over-year growth and progress, we are still navigating through a dynamic operating environment that is impacted by increased costs, a tight labor market, varying enrollment demands, and shifting work demographics. We continue to monitor and respond to the changing conditions, and the changing needs of clients, families and children, including the closure of underperforming centers in order to optimize our portfolio of centers to accommodate changes in demand and demographic workforce shifts in the markets we serve. As a result of the impact of the pandemic, there has been an elevated number of center closures in recent years in addition to the impairment of certain assets. We expect this trend to continue in 2024 as we execute on the closure of certain underperforming centers identified during our portfolio review process. Where possible, we shift enrollment and teachers to other centers at nearby locations.
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

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	%	2023	%

	(In thousands, except percentages)
Revenue	$670,059	100.0%	$603,216	100.0%
Cost of services	507,647	75.8%	466,653	77.4%
Gross profit	162,412	24.2%	136,563	22.6%
Selling, general and administrative expenses	87,499	13.1%	81,899	13.6%
Amortization of intangible assets	5,854	0.8%	9,132	1.5%
Income from operations	69,059	10.3%	45,532	7.5%
Interest expense — net	(12,013)	(1.8)%	(12,219)	(2.0)%
Income before income tax	57,046	8.5%	33,313	5.5%
Income tax expense	(17,872)	(2.7)%	(12,719)	(2.1)%
Net income	$39,174	5.8%	$20,594	3.4%

Adjusted EBITDA (1)	$102,630	15.3%	$81,914	13.6%
Adjusted income from operations (1)	$69,059	10.3%	$45,532	7.5%
Adjusted net income (1)	$51,301	7.7%	$36,839	6.1%
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
The following table sets forth statement of income data as a percentage of revenue for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	%	2023	%

	(In thousands, except percentages)
Revenue	$1,292,768	100.0%	$1,156,822	100.0%
Cost of services	995,228	77.0%	898,645	77.7%
Gross profit	297,540	23.0%	258,177	22.3%
Selling, general and administrative expenses	175,045	13.5%	164,670	14.2%
Amortization of intangible assets	13,499	1.1%	17,330	1.5%
Income from operations	108,996	8.4%	76,177	6.6%
Interest expense — net	(25,694)	(2.0)%	(25,135)	(2.2)%
Income before income tax	83,302	6.4%	51,042	4.4%
Income tax expense	(27,139)	(2.1)%	(22,322)	(1.9)%
Net income	$56,163	4.3%	$28,720	2.5%

Adjusted EBITDA (1)	$177,611	13.7%	$151,759	13.1%
Adjusted income from operations (1)	$108,996	8.4%	$82,217	7.1%
Adjusted net income (1)	$80,922	6.3%	$65,114	5.6%
(1)Adjusted EBITDA, adjusted income from operations and adjusted net income are financial measures that are not calculated in accordance with GAAP, which are commonly referred to as "non-GAAP financial measures." Refer to “Non-GAAP Financial Measures and Reconciliation” below for a reconciliation of these non-GAAP financial measures to their respective measures determined under GAAP and for information regarding our use of non-GAAP financial measures.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Revenue. Revenue for the three months ended June 30, 2024, increased by $66.8 million, or 11%, to $670.1 million from $603.2 million for the same period in 2023. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023		Change 2024 vs 2023

	(In thousands, except percentages)
Full service center-based child care	$507,077	75.7%	$458,531	76.0%	$48,546	10.6%
Tuition	463,409	91.4%	420,069	91.6%	43,340	10.3%
Management fees and operating subsidies	43,668	8.6%	38,462	8.4%	5,206	13.5%
Back-up care	136,490	20.3%	118,838	19.7%	17,652	14.9%
Educational advisory services	26,492	4.0%	25,847	4.3%	645	2.5%
Total revenue	$670,059	100.0%	$603,216	100.0%	$66,843	11.1%
Revenue generated by the full service center-based child care segment in the three months ended June 30, 2024 increased by $48.5 million, or 11%, when compared to the same period in 2023. Tuition revenue increased by $43.3 million, or 10%, when compared to the prior year, due to a 4% net increase in enrollment and average tuition rate increases at our child care centers of approximately 5%. While we continue to see enrollment growth at our centers, the ongoing labor market challenges and current economic conditions have impacted the recovery in both the United States and international markets, and we continue to operate below pre-pandemic enrollment levels at certain locations. We expect continued occupancy improvement in relation to the same prior year periods through the remainder of 2024.
Management fees and operating subsidies from employer sponsors increased by $5.2 million, or 14%, primarily due to higher operating subsidies required to support center operations as enrollment continues to increase, and due to a decrease in funding received from pandemic-related government support programs as most of the programs for which we were eligible for expired in September 2023. Funding received from pandemic-related government support programs reduce certain center operating costs, which impacts the related operating subsidies. During the three months ended June 30, 2023, such funding reduced the operating subsidy revenue due from employers by $4.8 million.
Revenue generated by back-up care services in the three months ended June 30, 2024 increased by $17.7 million, or 15%, when compared to the same period in 2023. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based, in-home and school age camp back-up care by new and existing clients.
Revenue generated by educational advisory services in the three months ended June 30, 2024 increased by $0.6 million, or 2%, when compared to the same period in 2023 on increased utilization.
Cost of Services. Cost of services increased by $40.9 million, or 9%, to $507.6 million for the three months ended June 30, 2024 from $466.7 million for the same period in 2023.
Cost of services in the full service center-based child care segment increased by $31.5 million, or 8%, to $415.9 million in the three months ended June 30, 2024 when compared to the same period in 2023. The increase in cost of services was primarily associated with increased labor costs related to expanded enrollment and wage rate increases. Personnel costs, which generally represent 70% of the costs for this segment, increased 5% during the quarter compared to the same period in the prior year. In addition to the personnel costs for the incremental 4% net enrollment noted above and premiums associated with the deployment of temporary staff to meet enrollment demand, we continue to invest in higher wages for our center staff, resulting in an increase of approximately 4% to the average hourly wage in 2024 compared to 2023. Additionally, most of the pandemic-related government support programs for which we were eligible ended September 2023. Funding received from pandemic-related government support programs reduced center operating expenses by a total of $13.5 million in the second quarter of 2023. As noted above, a portion of the funding received from pandemic-related government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $4.8 million in the three months ended June 30, 2023.
Cost of services in the back-up care segment increased by $9.1 million, or 13%, to $77.3 million in the three months ended June 30, 2024, when compared to the prior year. The increase in cost of services is in line with the increase in revenue and is primarily associated with higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service offerings.

Cost of services in the educational advisory services segment increased by $0.4 million, or 3%, to $14.4 million in the three months ended June 30, 2024 when compared to the prior year, due to the increase in revenue and investments in technology to support customer access and user experience.
Gross Profit. Gross profit increased by $25.8 million, or 19%, to $162.4 million for the three months ended June 30, 2024 from $136.6 million for the same period in 2023. Incremental gross profit contributions from the full service center-based child care segment, resulting from enrollment growth and the associated operating leverage, and from the back-up care segment, resulting from higher utilization of back-up care services, were partially offset by reduced funding from pandemic-related government support programs. Gross profit margin was 24% of revenue for the three months ended June 30, 2024, an increase of approximately 2% compared to the three months ended June 30, 2023.
Selling, General and Administrative Expenses (“SGA”). SGA increased by $5.6 million, or 7%, to $87.5 million for the three months ended June 30, 2024 from $81.9 million for the same period in 2023, due to incremental spending to support the business as it continues to re-ramp post-pandemic, and higher labor costs. SGA was 13% of revenue for the three months ended June 30, 2024, generally consistent with the same period in 2023.
Amortization of Intangible Assets. Amortization expense on intangible assets was $5.9 million for the three months ended June 30, 2024, a decrease from $9.1 million for the three months ended June 30, 2023, primarily due to decreases from intangible assets becoming fully amortized during the period, partially offset by increases from intangible assets acquired in relation to the acquisitions completed in 2023 and 2024.
Income from Operations. Income from operations increased by $23.5 million, or 52%, to $69.1 million for the three months ended June 30, 2024 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023		Change 2024 vs 2023

	(In thousands, except percentages)
Full service center-based child care	$32,644	6.4%	$13,070	2.9%	$19,574	149.8%
Back-up care	31,593	23.1%	27,470	23.1%	4,123	15.0%
Educational advisory services	4,822	18.2%	4,992	19.3%	(170)	(3.4)%
Income from operations	$69,059	10.3%	$45,532	7.5%	$23,527	51.7%
The change in income from operations was primarily due to the following:
•Income from operations for the full service center-based child care segment increased $19.6 million, or 150%, in the three months ended June 30, 2024 when compared to the same period in 2023, primarily due to increases in tuition revenue from enrollment growth and annual tuition rate increases, partially offset by increased labor costs and a decrease of approximately $9 million in net contributions from pandemic-related government support programs as most of the programs for which we were eligible ended by September 30, 2023.
•Income from operations for the back-up care segment increased $4.1 million, or 15%, in the three months ended June 30, 2024 when compared to the same period in 2023. Incremental contributions from expanded utilization of back-up care services were partially offset by higher overhead costs, including an allocation of shared services costs which have historically remained relatively stable throughout the year.
•Income from operations for the educational advisory services segment decreased $0.2 million, or 3%, in the three months ended June 30, 2024 when compared to the same period in 2023 due to product design, technology and marketing investments to support revenue growth.
Net Interest Expense. Net interest expense of $12.0 million for the three months ended June 30, 2024 remained consistent with the net interest expense for the same period in 2023 of $12.2 million; the higher interest rates applicable to our debt were offset by a decrease in interest expense associated with a deferred payment for the Only About Children acquisition, which was paid January 2024. The weighted average interest rate for the term loans and revolving credit facility was 4.90% for the three months ended June 30, 2024 compared to 3.89% for the three months ended June 30, 2023, inclusive of the effects of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will be between 5.00% and 5.25% for the remainder of 2024 inclusive of the effects of the cash flow hedges.

Income Tax Expense. We recorded income tax expense of $17.9 million during the three months ended June 30, 2024, at an effective income tax rate of 31%, compared to an income tax expense of $12.7 million during the three months ended June 30, 2023, at an effective income tax rate of 38%. The difference between the effective income tax rate as compared to the statutory income tax rate was primarily due to the impact of unbenefited losses in certain foreign jurisdictions and the effects of net shortfall tax expense associated with the exercise or expiration of stock options and vesting of restricted stock, which had a more significant impact to the effective tax rate for the 2023 period due to a higher tax expense and a lower income before income taxes in 2023. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the three months ended June 30, 2024 and 2023, the net shortfall tax expense from stock-based compensation expense increased tax expense by $0.2 million and $0.8 million, respectively. For the three months ended June 30, 2024 and 2023, prior to the inclusion of the shortfall tax expense, other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 27% and 28%, respectively.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA increased $20.7 million, or 25%, and adjusted income from operations increased $23.5 million, or 52% for the three months ended June 30, 2024 over the comparable period in 2023 primarily due to the incremental gross profit contributions from the full service center-based child care segment resulting from enrollment growth and tuition price increases.
Adjusted Net Income. Adjusted net income increased $14.5 million, or 39%, for the three months ended June 30, 2024 when compared to the same period in 2023, primarily due to the increase in adjusted income from operations.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenue. Revenue increased by $135.9 million, or 12%, to $1.3 billion for the six months ended June 30, 2024 from $1.2 billion for the same period in 2023. The following table summarizes the revenue and percentage of total revenue for each of our segments for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023		Change 2024 vs 2023

	(In thousands, except percentages)
Full service center-based child care	$990,717	76.6%	$888,722	76.8%	$101,995	11.5%
Tuition	903,959	91.2%	811,165	91.3%	92,794	11.4%
Management fees and operating subsidies	86,758	8.8%	77,557	8.7%	9,201	11.9%
Back-up care	251,162	19.5%	217,968	18.8%	33,194	15.2%
Educational advisory services	50,889	3.9%	50,132	4.4%	757	1.5%
Total revenue	$1,292,768	100.0%	$1,156,822	100.0%	$135,946	11.8%
Revenue generated by the full service center-based child care segment in the six months ended June 30, 2024 increased by $102.0 million, or 11%, when compared to the same period in 2023. Tuition revenue increased by $92.8 million, or 11%, when compared to the prior year, due to a 5% net increase in enrollment and average tuition rate increases at our child care centers of approximately 5%. As noted above, while we continue to see enrollment growth at our centers, the ongoing labor market challenges and current economic conditions have impacted the recovery in both the United States and international markets, and we continue to operate below pre-pandemic enrollment levels at certain locations. We expect continued occupancy improvement in relation to the same prior year periods through the remainder of 2024.
Management fees and operating subsidies from employer sponsors increased by $9.2 million, or 12%, primarily due to higher operating subsidies required to support center operations as enrollment continues to increase, and due to a decrease in funding received from pandemic-related government support programs as most of the programs for which we were eligible for expired in September 2023. Funding received from pandemic-related government support programs reduced certain center operating costs, which impacts the related operating subsidies. During the six months ended June 30, 2023, such funding reduced the operating subsidy revenue due from employers by $12.2 million.
Revenue generated by back-up care services in the six months ended June 30, 2024 increased by $33.2 million, or 15%, when compared to the same period in 2023. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based, in-home and school-age camp back-up care by new and existing clients.

Revenue generated by educational advisory services in the six months ended June 30, 2024 increased by $0.8 million, or 2%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to increased utilization.
Cost of Services. Cost of services increased $96.6 million, or 11%, to $1.0 billion for the six months ended June 30, 2024 from $0.9 billion for the same period in 2023.
Cost of services in the full service center-based child care segment increased by $76.9 million, or 10%, to $819.9 million in the six months ended June 30, 2024 when compared to the same period in 2023. The increase in cost of services was primarily associated with increased labor costs related to expanded enrollment and wage rate increases. Personnel costs increased 7% during the six months ended June 30, 2024 compared to the same period in the prior year. In addition to the personnel costs for the incremental 5% net enrollment noted above and premiums associated with the deployment of temporary staff to meet enrollment demand, we continue to invest in higher wages for our center staff, resulting in an increase of approximately 4% to the average hourly wage in 2024 compared to 2023. Additionally, most of the pandemic-related government support programs for which we were eligible ended September 2023. Funding received from pandemic-related government support programs reduced center operating expenses by a total of $35.1 million in 2023. As noted above, a portion of the funding received from pandemic-related government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $12.2 million in the six months ended June 30, 2023.
Cost of services in the back-up care segment increased $18.2 million, or 14%, to $146.2 million in the six months ended June 30, 2024, when compared to the prior year. The increase in cost of services is in line with the increase in revenue and is primarily associated with higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service offerings. Cost of services for the six months ended June 30, 2023 included $4.3 million in value-added tax related to prior periods.
Cost of services in the educational advisory services segment increased by $1.5 million, or 6%, to $29.2 million in the six months ended June 30, 2024 when compared to the prior year, due to technology platform investments to support customer access and user experience.
Gross Profit. Gross profit increased $39.4 million, or 15%, to $297.5 million for the six months ended June 30, 2024 from $258.2 million for the same period in 2023. Incremental gross profit contributions from the full service center-based child care segment, resulting from enrollment growth and the associated operating leverage, and from the back-up care segment, resulting from higher utilization of back-up care services, were partially offset by reduced funding from pandemic-related government support programs. Gross profit margin was 23% of revenue for the six months ended June 30, 2024, an increase of approximately 1% compared to the six months ended June 30, 2023.
Selling, General and Administrative Expenses. SGA increased $10.4 million, or 6%, to $175.0 million for the six months ended June 30, 2024 from $164.7 million for the same period in 2023, due to incremental spending to support the business as it continues to re-ramp post-pandemic, higher labor costs and a $2.3 million charge within the back-up care segment resulting from the early settlement of contingent consideration for a 2021 acquisition. SGA for the six months ended June 30, 2023 included value-added tax expense of $1.7 million related to prior periods. SGA was 14% of revenue for the six months ended June 30, 2024, a decrease of approximately 1% from the same period in 2023.
Amortization of Intangible Assets. Amortization expense on intangible assets of $13.5 million for the six months ended June 30, 2024, decreased from $17.3 million for the six months ended June 30, 2023 primarily due to certain intangible assets becoming fully amortized during the period, partially offset by increases from intangible assets acquired in relation to the acquisitions completed in 2023 and 2024.
Income from Operations. Income from operations increased by $32.8 million, or 43%, to $109.0 million for the six months ended June 30, 2024 when compared to the same period in 2023. The following table summarizes income from operations and percentage of revenue for each of our segments for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023		Change 2024 vs 2023

	(In thousands, except percentages)
Full service center-based child care	$54,088	5.5%	$21,503	2.4%	$32,585	151.5%
Back-up care	47,576	18.9%	45,243	20.8%	2,333	5.2%
Educational advisory services	7,332	14.4%	9,431	18.8%	(2,099)	(22.3)%
Income from operations	$108,996	8.4%	$76,177	6.6%	$32,819	43.1%

The change in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $32.6 million, or 152%, in the six months ended June 30, 2024 when compared to the same period in 2023, primarily due to increases in tuition revenue from enrollment growth and annual tuition rate increases, partially offset by increased labor costs, and a decrease of approximately $24 million in net contributions from government support programs as most of the programs for which we were eligible ended by September 30, 2023. Income from operations for the six months ended June 30, 2023 included $1.7 million in value-added tax expense related to prior periods.
•Income from operations for the back-up care segment increased $2.3 million, or 5%, in the six months ended June 30, 2024 when compared to the same period in 2023. Incremental contributions from expanded utilization of back-up care services were partially offset by higher overhead costs, including a $2.3 million charge related to the early settlement of contingent consideration for a 2021 acquisition and allocation of shared services costs which have historically remained relatively stable throughout the year. Income from operations for the six months ended June 30, 2023 included $4.3 million in value-added tax expense related to prior periods.
•Income from operations for the educational advisory services segment decreased $2.1 million, or 22%, in the six months ended June 30, 2024 when compared to the same period in 2023 due to product design, technology and marketing investments to support revenue growth.
Net Interest Expense. Net interest expense of $25.7 million for the six months ended June 30, 2024 remained fairly consistent with net interest expense of $25.1 million for the same period in 2023, due to higher interest rates applicable to our debt, partially offset by a decrease in interest expense associated with a deferred payment for the Only About Children acquisition, which was paid January 2024. The weighted average interest rate for the term loans and revolving credit facility was 4.98% for the six months ended June 30, 2024 compared to 3.93% for the same period in 2023, inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $27.1 million for the six months ended June 30, 2024 at an effective income tax rate of 33%, compared to an income tax expense of $22.3 million during the six months ended June 30, 2023, at an effective income tax rate of 44%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to unbenefited losses of certain foreign subsidiaries in 2023 and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters, and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the six months ended June 30, 2024 and 2023, the net shortfall tax expense from stock-based compensation increased tax expense by $0.6 million and $2.9 million, respectively. For the six months ended June 30, 2024 and 2023, prior to the inclusion of the excess (shortfall) tax benefit (expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 27% and 28%, respectively.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $25.9 million, or 17%, and $26.8 million, or 33%, respectively, for the six months ended June 30, 2024 over the comparable period in 2023 primarily due to the incremental gross profit contributions from the full service center-based child care segment resulting from enrollment growth and tuition price increases.
Adjusted Net Income. Adjusted net income increased $15.8 million, or 24%, for the six months ended June 30, 2024 when compared to the same period in 2023, primarily due to the increase in adjusted income from operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except share data)
Net income	$39,174	$20,594	$56,163	$28,720
Interest expense — net	12,013	12,219	25,694	25,135
Income tax expense	17,872	12,719	27,139	22,322
Depreciation	19,612	19,787	39,600	38,899
Amortization of intangible assets (a)	5,854	9,132	13,499	17,330
EBITDA	94,525	74,451	162,095	132,406
Additional adjustments:
Stock-based compensation expense (b)	8,105	7,463	15,516	13,313
Other costs (c)	—	—	—	6,040
Total adjustments	8,105	7,463	15,516	19,353
Adjusted EBITDA	$102,630	$81,914	$177,611	$151,759

Income from operations	$69,059	$45,532	$108,996	$76,177
Other costs (c)	—	—	—	6,040
Adjusted income from operations	$69,059	$45,532	$108,996	$82,217

Net income	$39,174	$20,594	$56,163	$28,720
Income tax expense	17,872	12,719	27,139	22,322
Income before income tax	57,046	33,313	83,302	51,042
Amortization of intangible assets (a)	5,854	9,132	13,499	17,330
Stock-based compensation expense (b)	8,105	7,463	15,516	13,313
Other costs (c)	—	—	—	6,040
Interest on deferred consideration (d)	—	1,471	—	2,925
Adjusted income before income tax	71,005	51,379	112,317	90,650
Adjusted income tax expense (e)	(19,704)	(14,540)	(31,395)	(25,536)
Adjusted net income	$51,301	$36,839	$80,922	$65,114

Weighted average common shares outstanding — diluted	58,438,186	57,905,424	58,374,296	57,807,667
Diluted adjusted earnings per common share	$0.88	$0.64	$1.39	$1.13
(a)Amortization of intangible assets represents amortization expense, including amortization expense of $3.3 million and $5.0 million for the three months ended June 30, 2024 and 2023 respectively, and of $8.3 million and $10.0 million for the six months ended June 30, 2024 and 2023, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.
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
(e)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 28% for both the three and six months ended June 30, 2024 and 2023. The jurisdictional mix of the expected adjusted income before income tax for the full year will affect the estimated effective tax rate for the year.

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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $140.2 million in cash ($143.6 million including restricted cash) at June 30, 2024, of which $35.9 million was held in foreign jurisdictions, compared to $71.6 million in cash ($89.5 million including restricted cash) at December 31, 2023, of which $32.1 million was held in foreign jurisdictions. Operations outside of North America accounted for 28% of our consolidated revenue in the six months ended June 30, 2024 and 2023. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the six months ended June 30, 2024 and 2023. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the year, we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2024.
Our $400 million revolving credit facility is part of our senior secured credit facilities. At June 30, 2024 and December 31, 2023, $389.8 million and $380.7 million of the revolving credit facility, respectively, was available for borrowing.

We had a working capital deficit of $316.5 million and $352.5 million at June 30, 2024 and December 31, 2023, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, deferred consideration issued in relation to an acquisition and from share repurchases. We anticipate that our cash flows from operating activities will continue to expand as our center enrollment re-ramps and performance continues to recover. As we focus on the enrollment and ramping of centers, we expect to continue to prioritize our capital allocation on investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt and revolver.
In January 2024, the Company paid the deferred consideration of $106.5 million related to the 2022 acquisition of Only About Children, a child care operator in Australia.
During the six months ended June 30, 2023, we participated in certain government support programs that were enacted in response to the economic impact of the COVID-19 pandemic. With the expiration of the child care stabilization grants on September 30, 2023, most of the pandemic-related government support programs for which we were eligible ended in 2023. During the six months ended June 30, 2023, $35.1 million was recorded as a reduction to cost of services in relation to these benefits, of which $12.2 million reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the six months ended June 30, 2023, $1.2 million was recorded to revenue related to amounts received for tuition support.
As of June 30, 2024, we had $876.3 million in lease liabilities, $100.9 million of which is short term in nature. Refer to Note 3, Leases, to our condensed consolidated financial statements for additional information on leases, including the maturity of the contractual obligations related to our lease liabilities.
The board of directors authorized a share repurchase program of up to $400 million of our outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date. During the six months ended June 30, 2024 and 2023, we did not make any share repurchases under the Board-approved repurchase program, and at June 30, 2024, $198.3 million remained available for future repurchases. All repurchased shares have been retired.
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

Cash Flows	Six Months Ended June 30,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$225,750	$180,042
Net cash used in investing activities	$(64,132)	$(68,728)
Net cash used in financing activities	$(106,757)	$(86,472)
Cash, cash equivalents and restricted cash — beginning of period	$89,451	$51,894
Cash, cash equivalents and restricted cash — end of period	$143,589	$76,406
Cash Provided by Operating Activities
Cash provided by operating activities was $225.8 million for the six months ended June 30, 2024, compared to $180.0 million for the same period in 2023. The increase in cash provided by operations primarily relates to an increase in net income of $27.4 million, as well as higher cash provided by working capital arising from the timing of billings and payments when compared to the prior year.
Cash Used in Investing Activities
Cash used in investing activities was $64.1 million for the six months ended June 30, 2024 compared to $68.7 million for the same period in 2023, a decrease of $4.6 million. The decrease in cash used in investing activities was primarily related to a decrease in payments and settlements for acquisitions. During the six months ended June 30, 2024, we invested $3.5 million in acquisitions, compared to an investment of $30.9 million during the same period in the prior year. This decrease was partially offset by an increase in net purchases of debt securities by our captive insurance entity, using restricted cash, and other investments, which were $18.6 million in the six months ended June 30, 2024, compared to net proceeds of $2.3 million during the same period in the prior year, a net change of $20.9 million.

Cash Used in Financing Activities
Cash used in financing activities was $106.8 million for the six months ended June 30, 2024 compared to $86.5 million for the same period in 2023. The increase in cash used in financing activities during the six months ended June 30, 2024 was related to payments for deferred and contingent consideration of $103.9 million, of which $97.7 million related to the deferred consideration for the 2022 acquisition of Only About Children and $6.2 million related to the contingent consideration for a 2021 acquisition. During the six months ended June 30, 2023, we made net payments related to our revolving credit facility of $84.0 million, compared to the six months ended June 30, 2024 wherein the net activity under our revolving credit facility amounted to zero.
Debt
Our senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”), a $400 million term loan A facility (“term loan A”) and a $400 million multi-currency revolving credit facility (“revolving credit facility”).
Long term debt obligations were as follows:

	June 30, 2024	December 31, 2023

	(In thousands)
Term loan B	$585,000	$588,000
Term loan A	375,000	380,000
Deferred financing costs and original issue discount	(4,643)	(5,236)
Total debt	955,357	962,764
Less current maturities	(23,500)	(18,500)
Long-term debt	$931,857	$944,264
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
The revolving credit facility matures on May 26, 2026. At June 30, 2024, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding under the revolver were $10.2 million, with $389.8 million available for borrowing. At December 31, 2023, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding were $19.3 million, with $380.7 million available for borrowing.
Borrowings under the credit facilities are subject to variable interest. We mitigate our interest rate exposure with interest rate cap agreements. In June 2020, we entered into interest rate cap agreements with a total notional value of $800 million. These interest rate cap agreements, designated and accounted for as cash flow hedges, provided us with interest rate protection in the event the one-month term SOFR rate increased above 0.9%. Interest rate cap agreements for $300 million notional value had an effective date of June 30, 2020 and expired on October 31, 2023, while interest rate cap agreements for another $500 million notional amount had an effective date of October 29, 2021 and expired on October 31, 2023. In December 2021, we entered into interest rate cap agreements with a total notional value of $900 million designated and accounted for as cash flow hedges. Interest rate cap agreements for $600 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 2.4%. Interest rate cap agreements for $300 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 2.9%.
The blended weighted average interest rate for the term loans and revolving credit facility was 4.98% and 3.93% for the six months ended June 30, 2024 and 2023, respectively, including the impact of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will be between 5.00% and 5.25% for the remainder of 2024 inclusive of the effects of the cash flow hedges.
The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at June 30, 2024. Refer to Note 6, Credit Arrangements and Debt Obligations, to our condensed consolidated financial statements for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding purchases of our common stock during the three months ended June 30, 2024:

Period	Total Number of Shares (or Units) Purchased (1) (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2) (c)	Approximate Dollar Value of Shares/Units that May Yet Be Purchased Under the Plans or Programs (In thousands) (3) (d)

April 1, 2024 to April 30, 2024	808	$108.29	—	$198,290
May 1, 2024 to May 31, 2024	314	$104.16	—	$198,290
June 1, 2024 to June 30, 2024	114	$106.86	—	$198,290
	1,236		—
(1)The Company purchased an aggregate of 1,236 shares during the three months ended June 30, 2024, which shares were withheld for tax payments due upon the vesting of employee restricted stock unit awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our share repurchase authorization.
(2)The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The Company did not repurchase any shares under the board-authorized program during the three months ended June 30, 2024. The share repurchase program has no expiration date. All previously repurchased shares have been retired.
(3)The number shown represents, as of the end of each period, the approximate dollar value of the Company’s outstanding common stock that may yet be purchased under the Company’s publicly announced share repurchase program as described in footnote (2) above. Such shares may be purchased, from time to time, depending on business and market conditions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
3.1
Third Amended and Restated Certificate of Incorporation of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 7, 2024).

3.2	Amended and Restated Bylaws of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed June 7, 2024).
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Exhibits filed herewith.
**	Exhibits furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	August 6, 2024	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)