Form 10-Q
period 2024-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2024-11-07
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of October 24, 2024, there were 58,183,225 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$109,933	$71,568
Accounts receivable — net of allowance for credit losses of $3,519 and $2,317 at September 30, 2024 and December 31, 2023, respectively	231,535	281,710
Prepaid expenses and other current assets	62,548	93,621
Total current assets	404,016	446,899
Fixed assets — net	597,202	579,296
Goodwill	1,827,935	1,786,405
Other intangible assets — net	203,046	216,576
Operating lease right-of-use assets	773,613	774,703
Other assets	109,001	92,265
Total assets	$3,914,813	$3,896,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,000	$18,500
Accounts payable and accrued expenses	278,659	259,077
Current portion of operating lease liabilities	104,664	100,387
Deferred revenue	222,213	272,891
Other current liabilities	35,358	148,578
Total current liabilities	666,894	799,433
Long-term debt — net	925,653	944,264
Operating lease liabilities	787,095	796,701
Other long-term liabilities	96,070	101,259
Deferred revenue	16,663	8,656
Deferred income taxes	23,247	33,155
Total liabilities	2,515,622	2,683,468
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 58,134,013 and 57,817,593 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	58	58
Additional paid-in capital	697,039	645,894
Accumulated other comprehensive loss	(34,799)	(59,101)
Retained earnings	736,893	625,825
Total stockholders’ equity	1,399,191	1,212,676
Total liabilities and stockholders’ equity	$3,914,813	$3,896,144
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands, except share data)
Revenue	$719,099	$645,787	$2,011,867	$1,802,609
Cost of services	537,564	488,142	1,532,792	1,386,787
Gross profit	181,535	157,645	479,075	415,822
Selling, general and administrative expenses	89,499	83,253	264,544	247,923
Amortization of intangible assets	2,640	7,568	16,139	24,898
Income from operations	89,396	66,824	198,392	143,001
Interest expense — net	(11,613)	(12,222)	(37,307)	(37,357)
Income before income tax	77,783	54,602	161,085	105,644
Income tax expense	(22,878)	(14,623)	(50,017)	(36,945)
Net income	$54,905	$39,979	$111,068	$68,699

Earnings per common share:
Common stock — basic	$0.95	$0.69	$1.92	$1.19
Common stock — diluted	$0.94	$0.69	$1.90	$1.18

Weighted average common shares outstanding:
Common stock — basic	58,062,009	57,765,332	57,970,587	57,692,254
Common stock — diluted	58,701,618	58,045,137	58,483,404	57,886,823
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands)
Net income	$54,905	$39,979	$111,068	$68,699
Other comprehensive income (loss):
Foreign currency translation adjustments	47,343	(31,179)	33,949	(14,843)
Unrealized loss on cash flow hedges and investments, net of tax	(10,304)	(1,604)	(9,647)	(5,198)
Total other comprehensive income (loss)	37,039	(32,783)	24,302	(20,041)
Comprehensive income	$91,944	$7,196	$135,370	$48,658
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at July 1, 2024	57,986,925	$58	$673,013	$—	$(71,838)	$681,988	$1,283,221
Stock-based compensation expense			9,091				9,091
Issuance of common stock under the Equity Incentive Plan	169,144	—	17,907				17,907
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(22,056)	—	(2,972)				(2,972)
Other comprehensive income					37,039		37,039
Net income						54,905	54,905
Balance at September 30, 2024	58,134,013	$58	$697,039	$—	$(34,799)	$736,893	$1,399,191

	Three months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at July 1, 2023	57,740,699	$58	$627,275	$—	$(57,887)	$580,322	$1,149,768
Stock-based compensation expense			7,841				7,841
Issuance of common stock under the Equity Incentive Plan	45,077	—	1,382				1,382
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(7,919)	—	(767)				(767)
Other comprehensive loss					(32,783)		(32,783)
Net income						39,979	39,979
Balance at September 30, 2023	57,777,857	$58	$635,731	$—	$(90,670)	$620,301	$1,165,420
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2024	57,817,593	$58	$645,894	$—	$(59,101)	$625,825	$1,212,676
Stock-based compensation expense			24,607				24,607
Issuance of common stock under the Equity Incentive Plan	355,290	—	31,296				31,296
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(38,870)	—	(4,758)				(4,758)
Other comprehensive income					24,302		24,302
Net income						111,068	111,068
Balance at September 30, 2024	58,134,013	$58	$697,039	$—	$(34,799)	$736,893	$1,399,191

	Nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2023	57,531,130	$58	$599,422	$—	$(70,629)	$551,602	$1,080,453
Stock-based compensation expense			21,154				21,154
Issuance of common stock under the Equity Incentive Plan	278,012	—	17,551				17,551
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(31,285)	—	(2,396)				(2,396)
Other comprehensive loss					(20,041)		(20,041)
Net income						68,699	68,699
Balance at September 30, 2023	57,777,857	$58	$635,731	$—	$(90,670)	$620,301	$1,165,420
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2024	2023

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,068	$68,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,601	82,732
Stock-based compensation expense	24,607	21,154
Deferred income taxes	(6,844)	(3,688)
Non-cash interest and other — net	10,464	8,867
Changes in assets and liabilities:
Accounts receivable	52,386	(7,166)
Prepaid expenses and other current assets	6,038	(16,965)
Accounts payable and accrued expenses	13,318	6,549
Income taxes	5,486	1,822
Deferred revenue	(44,463)	(13,283)
Leases	(7,753)	(167)
Other assets	(8,866)	2,752
Other current and long-term liabilities	(14,229)	9,665
Net cash provided by operating activities	216,813	160,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets - net	(65,254)	(60,225)
Purchases of debt securities and other investments	(43,049)	(9,463)
Proceeds from the maturity of debt securities and sale of other investments	23,908	15,451
Payments and settlements for acquisitions — net of cash acquired	(8,267)	(37,772)
Net cash used in investing activities	(92,662)	(92,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	156,500	286,000
Payments under revolving credit facility	(156,500)	(340,600)
Principal payments of long-term debt	(12,000)	(12,000)
Proceeds from issuance of common stock upon exercise of options	24,808	8,764
Taxes paid related to the net share settlement of stock options and restricted stock	(4,758)	(2,396)
Payments of deferred and contingent consideration for acquisitions	(103,872)	(225)
Net cash used in financing activities	(95,822)	(60,457)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,307	(1,280)
Net increase in cash, cash equivalents and restricted cash	29,636	7,225
Cash, cash equivalents and restricted cash — beginning of period	89,451	51,894
Cash, cash equivalents and restricted cash — end of period	$119,087	$59,119
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine months ended September 30,
	2024	2023

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$109,933	$40,927
Restricted cash, included in prepaid expenses and other current assets	6,895	16,154
Restricted cash, included in other assets	2,259	2,038
Total cash, cash equivalents and restricted cash — end of period	$119,087	$59,119

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$57,158	$54,896
Cash received from cash flow hedges of interest rate risk	$18,769	$24,676
Cash payments of income taxes	$51,763	$40,946
Cash paid for amounts included in the measurement of lease liabilities	$120,666	$115,537

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$3,282	$2,350
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$54,381	$42,667
Restricted stock reclassified from other current liabilities to equity upon vesting	$6,488	$8,192
Contingent consideration issued for acquisitions	$696	$—
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
As of September 30, 2024, we operated 1,028 early education and child care centers.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of September 30, 2024 and the unaudited condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 30, 2024 and the unaudited condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2024 and 2023, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the nine months ended September 30, 2024 and 2023, there were no share repurchases under the repurchase program. All repurchased shares have been retired and, at September 30, 2024, $198.3 million remained available under the Board-approved repurchase program.
Government Support — During the nine months ended September 30, 2023, the Company participated in certain government support programs that were enacted in response to the economic impact of the COVID-19 pandemic. With the expiration of the child care stabilization grants on September 30, 2023, most of the pandemic-related government support programs for which the Company was eligible ended in 2023.
During the nine months ended September 30, 2023, $48.3 million was recorded as a reduction to cost of services in relation to these benefits, of which $17.2 million reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the nine months ended September 30, 2023, $1.7 million was recorded to revenue related to amounts received for tuition support.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended September 30, 2024
North America	$308,166	$182,661	$30,749	$521,576
International	178,401	19,122	—	197,523
	$486,567	$201,783	$30,749	$719,099
Three months ended September 30, 2023
North America	$287,526	$156,347	$29,617	$473,490
International	157,221	15,076	—	172,297
	$444,747	$171,423	$29,617	$645,787

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Nine months ended September 30, 2024
North America	$958,879	$409,754	$81,638	$1,450,271
International	518,405	43,191	—	561,596
	$1,477,284	$452,945	$81,638	$2,011,867
Nine months ended September 30, 2023
North America	$872,124	$357,523	$79,749	$1,309,396
International	461,345	31,868	—	493,213
	$1,333,469	$389,391	$79,749	$1,802,609
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
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. The Company recognized $243.6 million and $200.7 million as revenue during the nine months ended September 30, 2024 and 2023, respectively, which was included in the deferred revenue balance at the beginning of each respective period.
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

3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of September 30, 2024 and December 31, 2023, there were no material finance leases.
Lease Expense
The components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands)
Operating lease expense (1)	$39,681	$38,461	$115,889	$115,888
Variable lease expense (1)	11,855	10,572	33,958	32,312
Total lease expense	$51,536	$49,033	$149,847	$148,200
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	September 30, 2024	December 31, 2023

Weighted average remaining lease term (in years)	10	10
Weighted average discount rate	7.1%	7.1%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of September 30, 2024:

Operating Leases

(In thousands)
Remainder of 2024	$30,283
2025	160,590
2026	154,663
2027	144,969
2028	134,039
Thereafter	627,922
Total lease payments	1,252,466
Less imputed interest	(360,707)
Present value of lease liabilities	891,759
Less current portion of operating lease liabilities	(104,664)
Long-term operating lease liabilities	$787,095
As of September 30, 2024, the Company had not entered into additional operating leases that have not yet commenced.

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
2024 Acquisitions
In April 2024, the Company acquired the remaining shares outstanding of a provider of early education and tutoring in the Netherlands for cash consideration of $1.3 million and contingent consideration of $0.7 million payable in 2026 and 2027, resulting in control and consolidation of an investment previously accounted for under the equity method. The Company had previously made investments totaling $8.4 million in this entity. The Company recorded goodwill of $9.8 million related to the full service center-based child care segment, which will not be deductible for tax purposes. In addition, the Company recorded intangible assets of $1.0 million that will be amortized over four to five years.
Additionally, during the nine months ended September 30, 2024, the Company acquired two centers in Australia in two separate business acquisitions, which were each accounted for as a business combination. The businesses were acquired for aggregate cash consideration of $7.2 million. The Company recorded goodwill of $6.8 million related to the full service center-based child care segment in relation to these acquisitions, which will not be deductible for tax purposes. In addition, the Company recorded intangible assets of $0.9 million that will be amortized over four years.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2024, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
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
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2024, the purchase price allocation for one of these acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
During the year ended December 31, 2023, the Company paid contingent consideration of $0.2 million related to an acquisition completed in 2021, which had been recorded as a liability at the date of acquisition and is presented as cash used in financing activities in the consolidated statement of cash flows.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Balance at January 1, 2024	$1,539,264	$209,465	$37,676	$1,786,405
Additions from acquisitions	16,586	—	—	16,586
Adjustments to prior year acquisitions	107	—	—	107
Effect of foreign currency translation	23,566	1,271	—	24,837
Balance at September 30, 2024	$1,579,523	$210,736	$37,676	$1,827,935
Effective January 1, 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. As a result, the goodwill beginning balance reflects the change in reportable segments.
The Company also has intangible assets, which consisted of the following at September 30, 2024 and December 31, 2023:

September 30, 2024	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	8 years	$400,492	$(385,618)	$14,874
Trade names	10 years	20,443	(13,208)	7,235
		420,935	(398,826)	22,109
Indefinite-lived intangible assets:
Trade names	N/A	180,937	—	180,937
		$601,872	$(398,826)	$203,046

December 31, 2023	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	11 years	$397,079	$(368,963)	$28,116
Trade names	10 years	19,664	(11,795)	7,869
		416,743	(380,758)	35,985
Indefinite-lived intangible assets:
Trade names	N/A	180,591	—	180,591
		$597,334	$(380,758)	$216,576

The Company estimates that it will record amortization expense related to intangible assets existing as of September 30, 2024 as follows:

Estimated amortization expense

(In thousands)
Remainder of 2024	$2,387
2025	6,568
2026	4,532
2027	3,396
2028	1,955
Thereafter	3,271
$22,109
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
Long-term debt obligations were as follows:

	September 30, 2024	December 31, 2023

	(In thousands)
Term loan B	$583,500	$588,000
Term loan A	372,500	380,000
Deferred financing costs and original issue discount	(4,347)	(5,236)
Total debt	951,653	962,764
Less current maturities	(26,000)	(18,500)
Long-term debt	$925,653	$944,264
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 6.92% and 7.52% at September 30, 2024 and December 31, 2023, respectively, and the weighted average interest rate was 7.44% and 7.08% for the nine months ended September 30, 2024 and 2023, respectively, prior to the effects of any interest rate hedge arrangements. There were no borrowings outstanding under the revolving credit facility at September 30, 2024 and December 31, 2023. The weighted average interest rate for the revolving credit facility was 7.81% and 7.44% for the nine months ended September 30, 2024 and 2023, respectively. The effective interest rate on the revolving credit facility may fluctuate from borrowing to borrowing for various reasons, including changes in the term benchmark or base interest rate, and the selected borrowing cycle as rates can vary between under-30 day and over-30 day borrowings.
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

Revolving Credit Facility
The $400 million multi-currency revolving credit facility matures on May 26, 2026. At September 30, 2024, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding were $10.2 million, with $389.8 million available for borrowing. At December 31, 2023, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding were $19.3 million, with $380.7 million available for borrowing.
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
During the nine months ended September 30, 2024, the Company entered into a AU$5 million uncommitted working capital credit facility in Australia for short term borrowing purposes.
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
Future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
Remainder of 2024	$6,500
2025	28,500
2026	351,000
2027	6,000
2028	564,000
Total future principal payments	$956,000
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
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	September 30, 2024	December 31, 2023

		(In thousands)
Interest rate caps - asset	Other assets	$13,529	$28,968
The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended September 30, 2024
Cash flow hedges	$(9,123)	Interest expense — net	$5,590	$(14,713)
Income tax effect	2,436	Income tax expense	(1,492)	3,928
Net of income taxes	$(6,687)		$4,098	$(10,785)

Three months ended September 30, 2023
Cash flow hedges	$6,326	Interest expense — net	$8,595	$(2,269)
Income tax effect	(1,689)	Income tax expense	(2,295)	606
Net of income taxes	$4,637		$6,300	$(1,663)

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Nine months ended September 30, 2024
Cash flow hedges	$3,180	Interest expense — net	$16,979	$(13,799)
Income tax effect	(849)	Income tax expense	(4,533)	3,684
Net of income taxes	$2,331		$12,446	$(10,115)

Nine months ended September 30, 2023
Cash flow hedges	$16,374	Interest expense — net	$23,575	$(7,201)
Income tax effect	(4,372)	Income tax expense	(6,295)	1,923
Net of income taxes	$12,002		$17,280	$(5,278)
During the next 12 months, the Company estimates that a net gain of $7.7 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense related to these derivative financial instruments.

7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands, except share data)
Basic earnings per share:
Net income	$54,905	$39,979	$111,068	$68,699
Allocation of net income to common stockholders:
Common stock	$54,905	$39,891	$111,068	$68,537
Unvested participating shares	—	88	—	162
Net income	$54,905	$39,979	$111,068	$68,699

Weighted average common shares outstanding:
Common stock	58,062,009	57,765,332	57,970,587	57,692,254
Unvested participating shares	41,284	126,699	59,700	152,831
Earnings per common share:
Common stock	$0.95	$0.69	$1.92	$1.19

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$54,905	$39,891	$111,068	$68,537
Plus: earnings allocated to unvested participating shares	—	88	—	162
Less: adjusted earnings allocated to unvested participating shares	—	(88)	—	(162)
Earnings allocated to common stock	$54,905	$39,891	$111,068	$68,537

Weighted average common shares outstanding:
Common stock	58,062,009	57,765,332	57,970,587	57,692,254
Effect of dilutive securities	639,609	279,805	512,817	194,569
Weighted average common shares outstanding — diluted	58,701,618	58,045,137	58,483,404	57,886,823
Earnings per common share:
Common stock	$0.94	$0.69	$1.90	$1.18
For the interim periods ended September 30, 2024 and 2023, basic and diluted earnings per share were calculated using the treasury method and the two-class method, respectively. Equity awards outstanding to purchase or receive 0.8 million and 1.7 million shares of common stock were excluded from diluted earnings per share for the three months ended September 30, 2024 and 2023, respectively, and 1.3 million and 1.9 million shares of common stock were excluded from diluted earnings per share for the nine months ended September 30, 2024 and 2023, respectively, since their effect was anti-dilutive. These equity awards may become dilutive in the future.

8. INCOME TAXES
The Company’s effective income tax rates were 29.4% and 26.8% for the three months ended September 30, 2024 and 2023, respectively, and 31.0% and 35.0% for the nine months ended September 30, 2024 and 2023, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which is included in tax expense.
During the three and nine months ended September 30, 2024, the net shortfall tax expense from stock-based compensation increased tax expense by $0.2 million and $0.9 million, respectively. During the three and nine months ended September 30, 2023, the net shortfall tax expense from stock-based compensation increased tax expense by $0.1 million and $3.0 million, respectively. For the three and nine months ended September 30, 2024, prior to the inclusion of the shortfall tax expense, other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 27%. For the three and nine months ended September 30, 2023, prior to the inclusion of the shortfall tax expense, other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 28%.
The Company’s unrecognized tax benefits were $5.0 million and $4.6 million at September 30, 2024 and December 31, 2023, respectively, inclusive of interest. The unrecognized tax benefits may change over the next 12 months by up to $4.7 million.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed at September 30, 2024.

Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices or prices for similar instruments from active markets. As such, the Company’s long-term debt was classified as Level 2. As of September 30, 2024 and December 31, 2023, the estimated fair value approximated the carrying value of long-term debt.
Derivative Financial Instruments — The Company’s interest rate cap agreements are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps is classified as Level 2. As of September 30, 2024 and December 31, 2023, the fair value of the interest rate cap agreements was $13.5 million and $29.0 million, respectively, and was recorded in other assets on the consolidated balance sheet.
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
Debt securities are recorded at fair value. As of September 30, 2024, the fair value of the available-for-sale debt securities was $38.9 million and was classified based on the instruments’ maturity dates, with $10.4 million included in prepaid expenses and other current assets and $28.5 million in other assets on the consolidated balance sheet. As of December 31, 2023, the fair value of the available-for-sale debt securities was $23.9 million, with $22.0 million included in prepaid expenses and other current assets and $1.9 million in other assets on the consolidated balance sheet.
Debt securities classified as Level 1 had a fair value of $23.1 million and $23.9 million as of September 30, 2024 and December 31, 2023, respectively. Debt securities classified as Level 2 had a fair value of $15.8 million as of September 30, 2024 and, as of December 31, 2023, Level 2 debt securities were immaterial.
At September 30, 2024 and December 31, 2023, the amortized cost was $38.4 million and $24.0 million, respectively. The debt securities held at September 30, 2024 had remaining contractual maturities ranging from less than one year to approximately twelve years. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three and nine months ended September 30, 2024 and 2023.
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
The following table provides a roll forward of the recurring Level 3 fair value measurements:

Nine months ended September 30, 2024

(In thousands)
Balance at January 1, 2024	$11,516
Issuance of contingent consideration in connection with acquisitions	696
Settlement of contingent consideration liabilities	(14,300)
Changes in fair value	2,819
Foreign currency translation	21
Balance at September 30, 2024	$752

The contingent consideration liability outstanding as of September 30, 2024 relates to an acquisition completed in 2024. During the nine months ended September 30, 2024, contingent consideration liabilities of $14.3 million were paid related to an acquisition completed in 2021, which was originally due in 2026, but settled early and paid in April 2024. During the nine months ended September 30, 2023, contingent consideration liabilities of $0.2 million were paid related to an acquisition completed in 2021.
10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Nine months ended September 30, 2024
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2024	$(76,130)	$17,100	$(71)	$(59,101)
Other comprehensive income before reclassifications — net of tax	33,949	2,331	433	36,713
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	12,446	(35)	12,411
Net other comprehensive income (loss)	33,949	(10,115)	468	24,302
Balance at September 30, 2024	$(42,181)	$6,985	$397	$(34,799)

	Nine months ended September 30, 2023
	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2023	$(105,138)	$34,738	$(229)	$(70,629)
Other comprehensive income (loss) before reclassifications — net of tax	(14,843)	12,002	(12)	(2,853)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	17,280	(92)	17,188
Net other comprehensive income (loss)	(14,843)	(5,278)	80	(20,041)
Balance at September 30, 2023	$(119,981)	$29,460	$(149)	$(90,670)
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

Revenue and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended September 30, 2024
Revenue	$486,567	$201,783	$30,749	$719,099
Income from operations	12,465	70,487	6,444	89,396

Three months ended September 30, 2023
Revenue	$444,747	$171,423	$29,617	$645,787
Income from operations	6,990	52,257	7,577	66,824

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Nine months ended September 30, 2024
Revenue	$1,477,284	$452,945	$81,638	$2,011,867
Income from operations	66,553	118,063	13,776	198,392

Nine months ended September 30, 2023
Revenue	$1,333,469	$389,391	$79,749	$1,802,609
Income from operations (1)	28,493	97,500	17,008	143,001
(1)For the nine months ended September 30, 2023, income from operations included value-added-tax expense of $6.0 million related to prior periods, of which $4.3 million was associated with the back-up care segment and $1.7 million was associated with the full service center-based child care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition and liquidity; impacts of global health pandemics; labor, workplace and demographic trends; wage rate increases, personnel costs and labor markets; future center closures and portfolio optimization and impacts; our United Kingdom and international operations; back-up care services and use types; enrollment recovery and occupancy improvement in the United States and internationally; our center cohort occupancy levels; cost management and capital spending; investments in employees and wages; contributions and growth in our back-up care segment; the impact of pandemic-related government relief and support programs; tuition rate increases and pricing strategies; leases, terms and expirations; ability to respond to changing market conditions; our growth and strategic priorities; ability to regain and sustain our business; demand for services; our value proposition, client relations and partnerships; seasonality; macroeconomic trends and changing conditions, including inflationary pressures; investments in operations and strategic opportunities; investments in technology, marketing and user experience; shared services costs; our opportunities for expansion; acquisitions, contributions and expected synergies; contingent consideration; amortization expense; our fair value estimates; goodwill from business combinations; impairments; fixed assets; estimates and impact of employee equity transactions; unrecognized tax benefits and the impact of uncertain tax positions; our effective tax rate; the outcome of tax audits, settlements and tax liabilities; impact of tax benefits/expense; fluctuations, impact and estimates of foreign currency exchange rates and interest rates; our capital allocation; share repurchase program and future activity; the outcome of litigation, legal proceedings/claims and our insurance coverage; debt securities; our interest rates, expense and impact of our interest rate cap agreements; credit risk; the use of derivatives or other market risk sensitive instruments; critical accounting policies and estimates; impact of new accounting pronouncements; our indebtedness; borrowings under our senior secured credit facilities, the need for additional debt or equity financing, and our ability to obtain such financing; contractual and actual maturities; our sources and uses of cash flows; our ability to fund operations and make capital expenditures and payments with cash and cash equivalents and borrowings; and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
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
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
As of September 30, 2024, we operated 1,028 early education and child care centers with the capacity to serve approximately 115,000 children in the United States, the United Kingdom, the Netherlands, Australia and India.
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
During the three months ended September 30, 2024, we saw solid year-over-year revenue growth, with a 9% increase in revenue for our full service center-based child care segment and net enrollment growth of 3% as centers continue to re-ramp post-pandemic. To track our continued progress on the recovery from the pandemic, we monitor occupancy for a cohort of centers that has been operating since the 2021 fall enrollment cycle. Occupancy represents utilization for each respective center and is calculated as the average full-time enrollment divided by the total operating capacity during the period. This cohort of centers totaled 778 centers as of September 30, 2024. For the quarter ended September 30, 2024, 42% of these centers were more than 70% enrolled, 45% were between 40-70% enrolled and 13% were less than 40% enrolled, which reflects improved occupancy when compared to the same period in the prior year and reflects a decrease when compared to the second quarter of 2024 due to typical seasonal fluctuations. We also saw strong growth in back-up care with an 18% year-over-year increase in revenue as a result of increased utilization.
While we continue to see year-over-year growth and progress, we are still navigating through a dynamic operating environment that is impacted by increased costs, a tight labor market, varying enrollment demands, and shifting work demographics. We continue to monitor and respond to the changing conditions, and the evolving needs of clients, families and children, including through the closure of underperforming centers in order to optimize our portfolio of centers to accommodate such changes in demand and demographic workforce shifts in the markets we serve. As a result of the impact of the pandemic, there has been an elevated number of center closures in recent years in addition to the impairment of certain assets. We expect this trend to continue in 2024 as we execute on the closure of certain underperforming centers identified during our portfolio review process. Where possible, we shift enrollment and teachers to other centers at nearby locations.
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

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	%	2023	%

	(In thousands, except percentages)
Revenue	$719,099	100.0%	$645,787	100.0%
Cost of services	537,564	74.8%	488,142	75.6%
Gross profit	181,535	25.2%	157,645	24.4%
Selling, general and administrative expenses	89,499	12.4%	83,253	12.9%
Amortization of intangible assets	2,640	0.4%	7,568	1.2%
Income from operations	89,396	12.4%	66,824	10.3%
Interest expense — net	(11,613)	(1.6)%	(12,222)	(1.8)%
Income before income tax	77,783	10.8%	54,602	8.5%
Income tax expense	(22,878)	(3.2)%	(14,623)	(2.3)%
Net income	$54,905	7.6%	$39,979	6.2%

Adjusted EBITDA (1)	$120,989	16.8%	$101,168	15.7%
Adjusted income from operations (1)	$89,396	12.4%	$66,824	10.3%
Adjusted net income (1)	$64,901	9.0%	$51,121	7.9%
(1)Adjusted EBITDA, adjusted income from operations and adjusted net income are financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), which are commonly referred to as “non-GAAP financial measures.” Refer to “Non-GAAP Financial Measures and Reconciliation” below for a reconciliation of these non-GAAP financial measures to their respective measures determined under GAAP and for information regarding our use of non-GAAP financial measures.
The following table sets forth statement of income data as a percentage of revenue for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	%	2023	%

	(In thousands, except percentages)
Revenue	$2,011,867	100.0%	$1,802,609	100.0%
Cost of services	1,532,792	76.2%	1,386,787	76.9%
Gross profit	479,075	23.8%	415,822	23.1%
Selling, general and administrative expenses	264,544	13.1%	247,923	13.8%
Amortization of intangible assets	16,139	0.8%	24,898	1.4%
Income from operations	198,392	9.9%	143,001	7.9%
Interest expense — net	(37,307)	(1.9)%	(37,357)	(2.0)%
Income before income tax	161,085	8.0%	105,644	5.9%
Income tax expense	(50,017)	(2.5)%	(36,945)	(2.1)%
Net income	$111,068	5.5%	$68,699	3.8%

Adjusted EBITDA (1)	$298,600	14.8%	$252,927	14.0%
Adjusted income from operations (1)	$198,392	9.9%	$149,041	8.3%
Adjusted net income (1)	$145,823	7.2%	$116,235	6.4%
(1)Adjusted EBITDA, adjusted income from operations and adjusted net income are financial measures that are not calculated in accordance with GAAP, which are commonly referred to as “non-GAAP financial measures.” Refer to “Non-GAAP Financial Measures and Reconciliation” below for a reconciliation of these non-GAAP financial measures to their respective measures determined under GAAP and for information regarding our use of non-GAAP financial measures.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Revenue. Revenue for the three months ended September 30, 2024, increased by $73.3 million, or 11%, to $719.1 million from $645.8 million for the same period in 2023. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023		Change 2024 vs 2023

	(In thousands, except percentages)
Full service center-based child care	$486,567	67.7%	$444,747	68.9%	$41,820	9.4%
Tuition	440,663	90.6%	401,595	90.3%	39,068	9.7%
Management fees and operating subsidies	45,904	9.4%	43,152	9.7%	2,752	6.4%
Back-up care	201,783	28.0%	171,423	26.5%	30,360	17.7%
Educational advisory services	30,749	4.3%	29,617	4.6%	1,132	3.8%
Total revenue	$719,099	100.0%	$645,787	100.0%	$73,312	11.4%
Revenue generated by the full service center-based child care segment in the three months ended September 30, 2024 increased by $41.8 million, or 9%, when compared to the same period in 2023. Tuition revenue increased by $39.1 million, or 10%, when compared to the prior year, due to a 3% net increase in enrollment and average tuition rate increases at our child care centers of approximately 5%. While we continue to see enrollment growth at our centers, the ongoing labor market challenges and current economic conditions have impacted the recovery in both the United States and international markets, and we continue to operate below pre-pandemic enrollment levels at certain locations. We expect occupancy improvement to continue in relation to the same prior year periods through the remainder of 2024. Fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations also contributed to our revenue growth, increasing 2024 tuition revenue by approximately 1%, or $3.8 million. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the year, we do not expect such fluctuations to have a significant impact to the full year results for 2024.
Management fees and operating subsidies from employer sponsors increased by $2.8 million, or 6%, primarily due to higher operating subsidies required to support center operations as enrollment continues to increase, and due to a decrease in funding received from pandemic-related government support programs as most of the programs for which we were eligible for expired in September 2023. Funding received from pandemic-related government support programs reduce certain center operating costs, which impacts the related operating subsidies. During the three months ended September 30, 2023, such funding reduced the operating subsidy revenue due from employers by $5.0 million.
Revenue generated by back-up care services in the three months ended September 30, 2024 increased by $30.4 million, or 18%, when compared to the same period in 2023. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based, in-home and school age camp back-up care by new and existing clients.
Revenue generated by educational advisory services in the three months ended September 30, 2024 increased by $1.1 million, or 4%, when compared to the same period in 2023 on increased utilization.
Cost of Services. Cost of services increased by $49.5 million, or 10%, to $537.6 million for the three months ended September 30, 2024 from $488.1 million for the same period in 2023.
Cost of services in the full service center-based child care segment increased by $36.3 million, or 9%, to $421.3 million in the three months ended September 30, 2024 when compared to the same period in 2023. The increase in cost of services was primarily associated with increased personnel costs related to expanded enrollment and wage rate increases. Personnel costs, which generally represent 70% of the costs for this segment, increased 6% during the quarter compared to the same period in the prior year. In addition to the personnel costs for the incremental 3% net enrollment noted above and premiums associated with the deployment of temporary staff to meet enrollment demand, we continue to invest in higher wages for our center staff, resulting in an increase of approximately 4% to the average hourly wage in 2024 compared to 2023. Additionally, most of the pandemic-related government support programs for which we were eligible ended September 2023. Funding received from pandemic-related government support programs reduced center operating expenses by a total of $13.2 million in the third quarter of 2023. As noted above, a portion of the funding received from pandemic-related government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $5.0 million in the three months ended September 30, 2023.

Cost of services in the back-up care segment increased by $12.4 million, or 14%, to $101.3 million in the three months ended September 30, 2024, when compared to the prior year. The increase in cost of services correlates to the increase in revenue and is primarily associated with higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service offerings.
Cost of services in the educational advisory services segment increased by $0.8 million, or 5%, to $14.9 million in the three months ended September 30, 2024 when compared to the prior year, due to investments in personnel, product suite and technology to support customer access and user experience.
Gross Profit. Gross profit increased by $23.9 million, or 15%, to $181.5 million for the three months ended September 30, 2024 from $157.6 million for the same period in 2023. Incremental gross profit contributions from the full service center-based child care segment, resulting from enrollment growth and the associated operating leverage, and from the back-up care segment, resulting from higher utilization of back-up care services, were partially offset by reduced funding from pandemic-related government support programs. Gross profit margin was 25% of revenue for the three months ended September 30, 2024, an increase of approximately 1% compared to the three months ended September 30, 2023.
Selling, General and Administrative Expenses (“SGA”). SGA increased by $6.2 million, or 7%, to $89.5 million for the three months ended September 30, 2024 from $83.3 million for the same period in 2023, due to incremental spending to support the business as it continues to re-ramp post-pandemic, and higher personnel costs. SGA was 12% of revenue for the three months ended September 30, 2024, generally consistent with the same period in 2023.
Amortization of Intangible Assets. Amortization expense on intangible assets was $2.6 million for the three months ended September 30, 2024, a decrease from $7.6 million for the three months ended September 30, 2023, primarily due to decreases from intangible assets becoming fully amortized during the period, partially offset by increases from intangible assets acquired in relation to the acquisitions completed in 2023 and 2024.
Income from Operations. Income from operations increased by $22.6 million, or 34%, to $89.4 million for the three months ended September 30, 2024 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023		Change 2024 vs 2023

	(In thousands, except percentages)
Full service center-based child care	$12,465	2.6%	$6,990	1.6%	$5,475	78.3%
Back-up care	70,487	34.9%	52,257	30.5%	18,230	34.9%
Educational advisory services	6,444	21.0%	7,577	25.6%	(1,133)	(15.0)%
Income from operations	$89,396	12.4%	$66,824	10.3%	$22,572	33.8%
The change in income from operations was primarily due to the following:
•Income from operations for the full service center-based child care segment increased $5.5 million, or 78%, in the three months ended September 30, 2024 when compared to the same period in 2023, primarily due to increases in tuition revenue from enrollment growth and annual tuition rate increases, partially offset by increased personnel costs and a decrease of approximately $9 million in net contributions from pandemic-related government support programs as most of the programs for which we were eligible ended by September 30, 2023.
•Income from operations for the back-up care segment increased $18.2 million, or 35%, in the three months ended September 30, 2024 when compared to the same period in 2023 due in part to incremental contributions from expanded utilization of back-up care services and lower overhead costs, including an allocation of shared services costs which have historically remained relatively stable throughout the year.
•Income from operations for the educational advisory services segment decreased $1.1 million, or 15%, in the three months ended September 30, 2024 when compared to the same period in 2023 due to personnel, technology platform and product design investments to support revenue growth and business transformation.

Net Interest Expense. Net interest expense was $11.6 million for the three months ended September 30, 2024, a decrease from $12.2 million for the three months ended September 30, 2023, primarily due to a lack of interest expense in 2024 associated with the deferred payment for the Only About Children acquisition and contingent consideration for a 2021 acquisition, in addition to higher interest income and lower average borrowings, partially offset by higher interest rates applicable to our debt inclusive of the interest rate caps. The weighted average interest rate for the term loans and revolving credit facility was 4.84% for the three months ended September 30, 2024 compared to 3.90% for the three months ended September 30, 2023, inclusive of the effects of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 5.00% for the remainder of 2024 inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $22.9 million during the three months ended September 30, 2024, at an effective income tax rate of 29%, compared to an income tax expense of $14.6 million during the three months ended September 30, 2023, at an effective income tax rate of 27%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the impact of unbenefited losses in certain foreign subsidiaries and the effects of net shortfall tax expense associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the three months ended September 30, 2024 and 2023, the net shortfall tax expense from stock-based compensation increased tax expense by $0.2 million and $0.1 million, respectively. For the three months ended September 30, 2024 and 2023, prior to the inclusion of the shortfall tax expense, other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 27% and 28%, respectively.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA increased $19.8 million, or 20%, and adjusted income from operations increased $22.6 million, or 34%, for the three months ended September 30, 2024 over the comparable period in 2023 primarily due to increased contributions from both the back-up care segment and the full service center-based child care segment.
Adjusted Net Income. Adjusted net income increased $13.8 million, or 27%, for the three months ended September 30, 2024 when compared to the same period in 2023, primarily due to the increase in adjusted income from operations and a lower tax rate.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenue. Revenue increased by $209.3 million, or 12%, to $2.0 billion for the nine months ended September 30, 2024 from $1.8 billion for the same period in 2023. The following table summarizes the revenue and percentage of total revenue for each of our segments for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023		Change 2024 vs 2023

	(In thousands, except percentages)
Full service center-based child care	$1,477,284	73.4%	$1,333,469	74.0%	$143,815	10.8%
Tuition	1,344,622	91.0%	1,212,760	90.9%	131,862	10.9%
Management fees and operating subsidies	132,662	9.0%	120,709	9.1%	11,953	9.9%
Back-up care	452,945	22.5%	389,391	21.6%	63,554	16.3%
Educational advisory services	81,638	4.1%	79,749	4.4%	1,889	2.4%
Total revenue	$2,011,867	100.0%	$1,802,609	100.0%	$209,258	11.6%
Revenue generated by the full service center-based child care segment in the nine months ended September 30, 2024 increased by $143.8 million, or 11%, when compared to the same period in 2023. Tuition revenue increased by $131.9 million, or 11%, when compared to the prior year, due to a 5% net increase in enrollment and average tuition rate increases at our child care centers of approximately 5%. As noted above, while we continue to see enrollment growth at our centers, the ongoing labor market challenges and current economic conditions have impacted the recovery in both the United States and international markets, and we continue to operate below pre-pandemic enrollment levels at certain locations. We expect occupancy improvement to continue in relation to the same prior year periods through the remainder of 2024. Fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations also contributed to our revenue growth, increasing 2024 tuition revenue by approximately $6.4 million.

Management fees and operating subsidies from employer sponsors increased by $12.0 million, or 10%, primarily due to higher operating subsidies required to support center operations as enrollment continues to increase, and due to a decrease in funding received from pandemic-related government support programs as most of the programs for which we were eligible for expired in September 2023. Funding received from pandemic-related government support programs reduced certain center operating costs, which impacts the related operating subsidies. During the nine months ended September 30, 2023, such funding reduced the operating subsidy revenue due from employers by $17.2 million.
Revenue generated by back-up care services in the nine months ended September 30, 2024 increased by $63.6 million, or 16%, when compared to the same period in 2023. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based, in-home and school-age camp back-up care by new and existing clients.
Revenue generated by educational advisory services in the nine months ended September 30, 2024 increased by $1.9 million, or 2%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to increased utilization.
Cost of Services. Cost of services increased $146.0 million, or 11%, to $1.5 billion for the nine months ended September 30, 2024 from $1.4 billion for the same period in 2023.
Cost of services in the full service center-based child care segment increased by $113.1 million, or 10%, to $1.2 billion in the nine months ended September 30, 2024 when compared to the same period in 2023. The increase in cost of services was primarily associated with increased personnel costs related to expanded enrollment and wage rate increases. Personnel costs increased 7% during the nine months ended September 30, 2024 compared to the same period in the prior year. In addition to the personnel costs for the incremental 5% net enrollment noted above and premiums associated with the deployment of temporary staff to meet enrollment demand, we continue to invest in higher wages for our center staff, resulting in an increase of approximately 4% to the average hourly wage in 2024 compared to 2023. Additionally, most of the pandemic-related government support programs for which we were eligible ended September 2023. Funding received from pandemic-related government support programs reduced center operating expenses by a total of $48.3 million in 2023. As noted above, a portion of the funding received from pandemic-related government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $17.2 million in the nine months ended September 30, 2023.
Cost of services in the back-up care segment increased $30.6 million, or 14%, to $247.5 million in the nine months ended September 30, 2024 when compared to the prior year. The increase in cost of services correlates to the increase in revenue and is primarily associated with higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service offerings. Cost of services for the nine months ended September 30, 2023 included $4.3 million in value-added tax related to prior periods.
Cost of services in the educational advisory services segment increased by $2.3 million, or 6%, to $44.1 million in the nine months ended September 30, 2024 when compared to the prior year, due to investments in personnel, product suite and technology to support customer access and user experience.
Gross Profit. Gross profit increased $63.3 million, or 15%, to $479.1 million for the nine months ended September 30, 2024 from $415.8 million for the same period in 2023. Incremental gross profit contributions from the full service center-based child care segment, resulting from enrollment growth and the associated operating leverage, and from the back-up care segment, resulting from higher utilization of back-up care services, were partially offset by reduced funding from pandemic-related government support programs. Gross profit margin was 24% of revenue for the nine months ended September 30, 2024, an increase of approximately 1% compared to the nine months ended September 30, 2023.
Selling, General and Administrative Expenses. SGA increased $16.6 million, or 7%, to $264.5 million for the nine months ended September 30, 2024 from $247.9 million for the same period in 2023, due to incremental spending to support the business as it continues to re-ramp post-pandemic, higher personnel costs and a $2.3 million charge within the back-up care segment resulting from the early settlement of contingent consideration for a 2021 acquisition. SGA for the nine months ended September 30, 2023 included value-added tax expense of $1.7 million related to prior periods. SGA was 13% of revenue for the nine months ended September 30, 2024, a decrease of approximately 1% from the same period in 2023.
Amortization of Intangible Assets. Amortization expense on intangible assets of $16.1 million for the nine months ended September 30, 2024, decreased from $24.9 million for the nine months ended September 30, 2023 primarily due to certain intangible assets becoming fully amortized during the period, partially offset by increases from intangible assets acquired in relation to the acquisitions completed in 2023 and 2024.

Income from Operations. Income from operations increased by $55.4 million, or 39%, to $198.4 million for the nine months ended September 30, 2024 when compared to the same period in 2023. The following table summarizes income from operations and percentage of revenue for each of our segments for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023		Change 2024 vs 2023

	(In thousands, except percentages)
Full service center-based child care	$66,553	4.5%	$28,493	2.1%	$38,060	133.6%
Back-up care	118,063	26.1%	97,500	25.0%	20,563	21.1%
Educational advisory services	13,776	16.9%	17,008	21.3%	(3,232)	(19.0)%
Income from operations	$198,392	9.9%	$143,001	7.9%	$55,391	38.7%
The change in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $38.1 million, or 134%, in the nine months ended September 30, 2024 when compared to the same period in 2023, primarily due to increases in tuition revenue from enrollment growth and annual tuition rate increases, partially offset by increased personnel costs, and a decrease of approximately $33 million in net contributions from government support programs as most of the programs for which we were eligible ended by September 30, 2023. Income from operations for the nine months ended September 30, 2023 included $1.7 million in value-added tax expense related to prior periods.
•Income from operations for the back-up care segment increased $20.6 million, or 21%, in the nine months ended September 30, 2024 when compared to the same period in 2023. Incremental contributions from expanded utilization of back-up care services were partially offset by higher overhead costs, including an allocation of shared services costs which have historically remained relatively stable throughout the year. Income from operations for the nine months ended September 30, 2024 included a $2.3 million charge related to the early settlement of contingent consideration for a 2021 acquisition and income from operations for the nine months ended September 30, 2023 included $4.3 million in value-added tax expense related to prior periods.
•Income from operations for the educational advisory services segment decreased $3.2 million, or 19%, in the nine months ended September 30, 2024 when compared to the same period in 2023 due to personnel, product design, and technology platform investments to support revenue growth and business transformation.
Net Interest Expense. Net interest expense of $37.3 million for the nine months ended September 30, 2024 remained fairly consistent with net interest expense of $37.4 million for the same period in 2023, due to higher interest rates applicable to our debt, offset by a decrease in interest expense associated with the deferred payment for the Only About Children acquisition (which was paid in January 2024) and contingent consideration for a 2021 acquisition (which was paid in April 2024), lower average borrowings and higher interest income. The weighted average interest rate for the term loans and revolving credit facility was 4.93% for the nine months ended September 30, 2024 compared to 3.92% for the same period in 2023, inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $50.0 million for the nine months ended September 30, 2024 at an effective income tax rate of 31%, compared to an income tax expense of $36.9 million during the nine months ended September 30, 2023, at an effective income tax rate of 35%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the impact of unbenefited losses in certain foreign subsidiaries and the effects of net shortfall tax expense associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the nine months ended September 30, 2024 and 2023, the net shortfall tax expense from stock-based compensation increased tax expense by $0.9 million and $3.0 million, respectively. For the nine months ended September 30, 2024 and 2023, prior to the inclusion of the shortfall tax expense, other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 27% and 28%, respectively.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $45.7 million, or 18%, and $49.4 million, or 33%, respectively, for the nine months ended September 30, 2024 over the comparable period in 2023 primarily due to the incremental gross profit contributions from the full service center-based child care segment resulting from enrollment growth and tuition price increases and from the back-up care segment resulting from increased utilization.

Adjusted Net Income. Adjusted net income increased $29.6 million, or 25%, for the nine months ended September 30, 2024 when compared to the same period in 2023, primarily due to the increase in adjusted income from operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except share data)
Net income	$54,905	$39,979	$111,068	$68,699
Interest expense — net	11,613	12,222	37,307	37,357
Income tax expense	22,878	14,623	50,017	36,945
Depreciation	19,862	18,935	59,462	57,834
Amortization of intangible assets (a)	2,640	7,568	16,139	24,898
EBITDA	111,898	93,327	273,993	225,733
Additional adjustments:
Stock-based compensation expense (b)	9,091	7,841	24,607	21,154
Other costs (c)	—	—	—	6,040
Total adjustments	9,091	7,841	24,607	27,194
Adjusted EBITDA	$120,989	$101,168	$298,600	$252,927

Income from operations	$89,396	$66,824	$198,392	$143,001
Other costs (c)	—	—	—	6,040
Adjusted income from operations	$89,396	$66,824	$198,392	$149,041

Net income	$54,905	$39,979	$111,068	$68,699
Income tax expense	22,878	14,623	50,017	36,945
Income before income tax	77,783	54,602	161,085	105,644
Amortization of intangible assets (a)	2,640	7,568	16,139	24,898
Stock-based compensation expense (b)	9,091	7,841	24,607	21,154
Other costs (c)	—	—	—	6,040
Interest on deferred consideration (d)	—	1,487	—	4,412
Adjusted income before income tax	89,514	71,498	201,831	162,148
Adjusted income tax expense (e)	(24,613)	(20,377)	(56,008)	(45,913)
Adjusted net income	$64,901	$51,121	$145,823	$116,235

Weighted average common shares outstanding — diluted	58,701,618	58,045,137	58,483,404	57,886,823
Diluted adjusted earnings per common share	$1.11	$0.88	$2.49	$2.01
(a)Amortization of intangible assets represents amortization expense, including amortization expense of $0.1 million and $5.0 million for the three months ended September 30, 2024 and 2023 respectively, and of $8.4 million and $15.0 million for the nine months ended September 30, 2024 and 2023, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.
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
(e)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 28% and 29% for the three months ended September 30, 2024 and 2023, respectively, and at an effective tax rate of approximately 28% for the nine months ended September 30, 2024 and 2023. The jurisdictional mix of the expected adjusted income before income tax for the full year will affect the estimated effective tax rate for the year.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are financial measures that are not calculated in accordance with GAAP (collectively referred to as “non-GAAP financial measures”), and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, and stock-based compensation expense, and non-recurring costs, such as value-added-tax expense related to prior periods and at times, other non-recurring costs, such as impairment costs and transaction costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement.
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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $109.9 million in cash ($119.1 million including restricted cash) at September 30, 2024, of which $47.4 million was held in foreign jurisdictions, compared to $71.6 million in cash ($89.5 million including restricted cash) at December 31, 2023, of which $32.1 million was held in foreign jurisdictions. Operations outside of North America accounted for 28% and 27% of our consolidated revenue in the nine months ended September 30, 2024 and 2023, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the nine months ended September 30, 2024 and 2023. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the year, we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2024.
Our $400 million revolving credit facility is part of our senior secured credit facilities. At September 30, 2024 and December 31, 2023, $389.8 million and $380.7 million of the revolving credit facility, respectively, was available for borrowing.
We had a working capital deficit of $262.9 million and $352.5 million at September 30, 2024 and December 31, 2023, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, deferred consideration issued in relation to an acquisition and from share repurchases. We anticipate that our cash flows from operating activities will continue to expand as our center enrollment re-ramps and performance continues to recover. As we continue to progress on the enrollment and ramping of centers, we expect to allocate capital to investments that support current operations and strategic opportunities, as well as principal and interest payments on our debt and revolver, and share repurchases from time to time.
In January 2024, the Company paid deferred consideration of $106.5 million related to the 2022 acquisition of Only About Children, a child care operator in Australia.
During the nine months ended September 30, 2023, we participated in certain government support programs that were enacted in response to the economic impact of the COVID-19 pandemic. With the expiration of the child care stabilization grants on September 30, 2023, most of the pandemic-related government support programs for which we were eligible ended in 2023. During the nine months ended September 30, 2023, $48.3 million was recorded as a reduction to cost of services in relation to these benefits, of which $17.2 million reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the nine months ended September 30, 2023, $1.7 million was recorded to revenue related to amounts received for tuition support.
As of September 30, 2024, we had $891.8 million in lease liabilities, $104.7 million of which is short term in nature. Refer to Note 3, Leases, to our condensed consolidated financial statements for additional information on leases, including the maturity of the contractual obligations related to our lease liabilities.
The board of directors authorized a share repurchase program of up to $400 million of our outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date. During the nine months ended September 30, 2024 and 2023, we did not make any share repurchases under the Board-approved repurchase program, and at September 30, 2024, $198.3 million remained available for future repurchases. All repurchased shares have been retired.
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

Cash Flows	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$216,813	$160,971
Net cash used in investing activities	$(92,662)	$(92,009)
Net cash used in financing activities	$(95,822)	$(60,457)
Cash, cash equivalents and restricted cash — beginning of period	$89,451	$51,894
Cash, cash equivalents and restricted cash — end of period	$119,087	$59,119
Cash Provided by Operating Activities
Cash provided by operating activities was $216.8 million for the nine months ended September 30, 2024, compared to $161.0 million for the same period in 2023. The increase in cash provided by operations primarily relates to an increase in net income of $42.4 million, as well as higher cash provided by working capital arising from the timing of billings and payments when compared to the prior year.
Cash Used in Investing Activities
Cash used in investing activities was $92.7 million for the nine months ended September 30, 2024 compared to $92.0 million for the same period in 2023. During the nine months ended September 30, 2024, we invested $8.3 million in acquisitions, compared to an investment of $37.8 million during the same period in the prior year, a decrease in cash used of $29.5 million. This decrease in cash used was partially offset by an increase in net purchases of debt securities and other investments. Net purchases of debt securities by our captive insurance entity, using restricted cash, and other investments were $19.1 million in the nine months ended September 30, 2024, compared to net proceeds of $6.0 million during the same period in the prior year, a net increase of cash used of $25.1 million. During the nine months ended September 30, 2024, we had net investments of $65.3 million in fixed asset purchases for maintenance and refurbishments in our existing centers, technology across all segments, and new child care centers, compared to net investments of $60.2 million during the same period in the prior year.
Cash Used in Financing Activities
Cash used in financing activities was $95.8 million for the nine months ended September 30, 2024 compared to $60.5 million for the same period in 2023. The increase in cash used in financing activities during the nine months ended September 30, 2024 was related to payments for deferred and contingent consideration of $103.9 million, of which $97.7 million related to the deferred consideration for the 2022 acquisition of Only About Children and $6.2 million related to the contingent consideration for a 2021 acquisition. This increase in cash used was partially offset by a decrease in net payments related to our revolving credit facility, which were $54.6 million during the nine months ended September 30, 2023, compared to the same period in the current year wherein the net activity under our revolving credit facility amounted to zero. Additionally, proceeds received from the exercise of employee equity awards in the nine months ended September 30, 2024 increased by $16.0 million compared to the prior year due to a higher volume of transactions and higher exercise prices. Proceeds from the exercise of stock options were $24.8 million and $8.8 million in the nine months ended September 30, 2024 and 2023, respectively.
Debt
Our senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”), a $400 million term loan A facility (“term loan A”) and a $400 million multi-currency revolving credit facility (“revolving credit facility”).
Long term debt obligations were as follows:

	September 30, 2024	December 31, 2023

	(In thousands)
Term loan B	$583,500	$588,000
Term loan A	372,500	380,000
Deferred financing costs and original issue discount	(4,347)	(5,236)
Total debt	951,653	962,764
Less current maturities	(26,000)	(18,500)
Long-term debt	$925,653	$944,264

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
The revolving credit facility matures on May 26, 2026. At September 30, 2024, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding under the revolver were $10.2 million, with $389.8 million available for borrowing. At December 31, 2023, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding were $19.3 million, with $380.7 million available for borrowing.
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
The blended weighted average interest rate for the term loans and revolving credit facility was 4.93% and 3.92% for the nine months ended September 30, 2024 and 2023, respectively, including the impact of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 5.00% for the remainder of 2024 inclusive of the effects of the cash flow hedges.
The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at September 30, 2024. Refer to Note 6, Credit Arrangements and Debt Obligations, to our condensed consolidated financial statements for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding purchases of our common stock during the three months ended September 30, 2024:

Period	Total Number of Shares (or Units) Purchased (1) (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2) (c)	Approximate Dollar Value of Shares/Units that May Yet Be Purchased Under the Plans or Programs (In thousands) (3) (d)

July 1, 2024 to July 31, 2024	225	$114.76	—	$198,290
August 1, 2024 to August 31, 2024	—	$—	—	$198,290
September 1, 2024 to September 30, 2024	—	$—	—	$198,290
	225		—
(1)The Company purchased an aggregate of 225 shares during the three months ended September 30, 2024, which shares were withheld for tax payments due upon the vesting of employee restricted stock unit awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our share repurchase authorization.
(2)The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The Company did not repurchase any shares under the board-authorized program during the three months ended September 30, 2024. The share repurchase program has no expiration date. All previously repurchased shares have been retired.
(3)The number shown represents, as of the end of each period, the approximate dollar value of the Company’s outstanding common stock that may yet be purchased under the Company’s publicly announced share repurchase program as described in footnote (2) above. Such shares may be purchased, from time to time, depending on business and market conditions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	November 7, 2024	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)