Form 10-K
period 2024-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2025-02-27
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2024 was approximately $6.4 billion.
As of February 14, 2025, there were 57,354,223 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “might,” “could,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “opportunity,” “continues,” “estimates,” “possible,” “potential,” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; prospects; the industries in which we and our partners operate; the effects of a cyber-attack, data breach or other security incident on our information technology system or software or those of our third-party vendors; our expectations around ramping centers, back-up care services, enrollment, occupancy and overall business improvement; portfolio optimization and future center closures; our United Kingdom and international operations; cost management and cost-saving initiatives; labor costs and labor market; continued performance and contributions from our back-up care segment and expansion of back-up care solutions and use types; growth of partnerships; our center cohort occupancy levels; impact of the macroeconomic environment and general economic conditions (including inflationary pressures); access, availability and impact of government support programs, including any changes to such programs in connection with shifts in governmental policies, priorities or programs; tuition rates and pricing strategies; ability to respond to changing market conditions; our growth in services; changing industry, geographic, labor, workforce and demographic trends, including return to office policies; our market share and leadership position; performance and growth factors; demand for services and changing needs of clients and customers; quality of our service offerings; accreditation and quality standards; social and educational offerings; classroom ratios; our value proposition and client return on investment and ability to support client strategies; our thought leadership; our operating model; seasonality; our competitors; competitive strengths and differentiators; client retention and parent satisfaction rates; health and safety; growth strategies; workforce training and education; investments in our educational advisory services segment; opportunities for expansion, acquisition strategy and integration and contributions; investments, including in technology, marketing and personnel and wages; utilization rates; cross-selling opportunities; marketing strategies; the qualifications of our teachers; our people practices and impact of our human capital initiatives; intellectual property; legal and regulatory compliance including licensing requirements; employee and labor relationships; ability to attract new clients; our geographic reach and center locations; ability to attract key employees; leases, terms and expirations; dividend policy; fluctuations in foreign currency exchange rates and interest rates; our properties and facilities; outcome of litigation, legal matters and proceedings and our insurance coverage; future interest payments; interest rates, expense and impact of interest rate cap agreements; the use of derivatives or other market sensitive instruments; amortization expense; goodwill estimates; impairments; cash flow and use of cash, operating and capital expenditures; cash from operations, fixed asset expenditures; contractual and actual maturities; tax rates and estimates; tax audits and settlements; tax benefits and equity transactions; our debt and indebtedness; ability to obtain financing and meet financial obligations and comply with covenants of our senior secured credit facilities; credit risk; critical accounting policies and estimates; impact of new accounting pronouncements; our capital allocation; share repurchase program and future activity; and insurance and worker’s compensation claims.
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

PART I
In this Annual Report on Form 10-K for the year ended December 31, 2024, Bright Horizons Family Solutions Inc. (together with its subsidiaries) is referred to as “Bright Horizons,” the “Company,” “we,” “us,” or “our.”
Item 1. Business
Our Company
For more than 35 years, Bright Horizons has been a champion for working families — designing and delivering innovative education and care solutions. We are a leading provider of high-quality early education and child care, family care solutions, and workforce education services that are designed to help working families and client employees thrive personally and professionally. We provide services primarily under multi-year contracts with employers who offer early education and child care, back-up care, and educational advisory services as part of their employee benefits package. These benefits help employers support their employees across life and career stages and improve recruitment, employee engagement, productivity, retention, and career advancement. We are committed to providing the highest quality education and care across all of our offerings.
We are organized in three reportable segments, which are aligned with our service offerings as follows:
•Full service center-based child care (73% of our revenue in 2024);
•Back-up care (23% of our revenue in 2024); and
•Educational advisory services (4% of our revenue in 2024).
As of December 31, 2024, we had more than 1,450 employer client relationships across a diverse array of industries, including more than 220 Fortune 500 companies. As of December 31, 2024, we operated 1,019 early education and child care centers with the capacity to serve approximately 115,000 children in the United States, the United Kingdom, the Netherlands, Australia, and India.
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
Throughout our history, we have continued to grow while investing in our future. We have extended our international footprint to become a leading provider in the center-based child care market in the United Kingdom and have expanded into the Netherlands, Australia, and India. In the United States, we continue to grow our partnerships with employer clients by partnering to develop child care centers, expanding and enhancing our back-up care and family supports, and by developing and growing our educational advisory services. We continue to invest in new technologies and innovation to better support our full suite of services as well as enhance our customers’ user experience, with a focus on driving use of our services and maximizing enrollment in our centers.
Industry Overview and Trends
We compete in the global market for early education and child care services as well as the markets for dependent care solutions and workforce education services offered by clients as benefits to their employees.
The child care industry generally can be divided into center-based and home-based child care. Our full service segment operates in the center-based market, which is highly fragmented. The center-based child care market includes both retail and employer-sponsored centers. The employer-sponsored model has always been central to our business and represents a single employer or consortium of employers entering into a long-term contract for the provision of child care at a center located at or near the employer sponsor’s worksite. We believe we are one of the largest high-quality providers of employer-sponsored child care.
Additionally, we operate in the growing market for back-up care, which consists of center-based back-up care and in-home care as well as school-age programs (including camps and tutoring), senior care and pet care. We also operate in the educational advisory services market, which consists of workforce education, tuition assistance, student loan repayment and related educational advising, as well as college admissions and college financing advisory services. We believe we are one of the largest high-quality providers of back-up care and educational advisory services.

We believe that the following key factors contribute to growth in the markets for employer-sponsored child care, back-up care, and educational advisory services.
Recognized Return on Investment to Employers
We believe employers across industries look at child care solutions, including on-site and near-site child care and other dependent care solutions, to enhance their employee value proposition. Our ability to deliver a variety of child and back-up care support services to meet the needs of children and families demonstrates the value and importance of our services to our client partners, including the role our various services can play in ensuring those client partners continue to deliver on their own business priorities. With our broad suite of solutions, we are well-positioned to assist employers looking to deploy creative solutions as part of an overall recruitment, retention and engagement strategy.
Studies conducted through our Workforce Consulting practice indicate that employer sponsors of center-based child care and back-up care services realize strong returns on their investments, particularly in terms of reduced turnover and increased productivity. We estimate that users of our back-up care services have been able to work more than six additional days annually that they otherwise would have missed due to breakdowns in child care arrangements. Additionally, according to a 2024 survey of our families, nearly 90% of parents reported that our childcare services have allowed them to work the necessary hours required for their job and have made them more committed to their employer. We believe that this return on investment for employers, demonstrated across our full suite of solutions, will result in additional growth as employers recognize both the value in employer-sponsored center-based child care, back-up care and educational advisory services and the benefits such services provide.
Evolving Workforce
We believe the challenges employers face managing talent and the challenges brought on by a tight labor market have heightened employers’ sensitivity to their employee value proposition, and Bright Horizons’ services can be a significant component of an employer’s recruitment and retention strategy. As work environments continue to evolve, we believe the need for center-based child care services remains robust, and back-up care continues to be a critical support for both remote and office-based employees, and we see back-up care playing an increasingly important role in this strategy. Due to the evolution and introduction of new technologies, as well as increased competition for talent, employers are focused on the up-skilling and re-skilling needs of their employees. There is an increased need for the ongoing education and up-skilling of the existing workforce as automation, digital transformation, and other advances transpire. We believe that the modern worker values efforts by their employer to support employees across career stages to help them thrive in the workplace and seek career advancement by providing access to degree and non-degree education programs.
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
Participation of Working Parents in the Workforce
A significant percentage of parents currently participate in the workforce, making child care services and family supports critical to employees and employers as well as the overall health of the economy. In 2023, women working full-time comprised approximately 50% of the workforce in the United States, according to the most recent report by the Bureau of Labor Statistics. Additionally, in 2023, approximately 70% of mothers with children under the age of six participated in the workforce in the United States, and approximately 65% of two-parent households comprised dual career earners. We believe that current workforce demographics continue to drive the ongoing need for child and dependent care, as well as other workplace solutions that support employees at each life and career stage.
Demand for High-Quality Center-Based Early Education and Child Care Services
We believe that recognition of the importance of early education and consistent quality child care helps underpin demand for high quality center-based early education and child care. We believe the social, educational and other developmental opportunities, along with robust health and safety protocols, presented by center-based care are important factors for families when determining the preferred care options for their children. In a highly fragmented market, we believe clients and families will favor larger industry participants with greater resources to consistently achieve high quality standards. We also believe that the emphasis on the importance of early education and child care, and ongoing efforts to make child care affordable and accessible for working families will contribute to further growth in the global early education and child care market as well as the developing market for back-up care services.

Our Competitive Strengths
We believe we are a provider, partner and employer of choice because of our dedication to providing high-quality solutions to those we serve.
Market Leading Service Provider
We believe our more than 35 year operating history positions us as a leader in employer-sponsored center-based child care, back-up care, and educational advisory services. In our full service center-based child care segment, where we operate more than 1,000 centers globally, we estimate we have approximately six times more employer-sponsored centers in the United States than our closest competitor, with our centers strategically clustered in high-demand areas where demographics are attractive. In our backup-care segment, where we provide services for employer clients in the United States and United Kingdom, we estimate that we are approximately three times larger than our closest competitor. Our expansive footprint and broad geographic reach not only enhances our market presence but also provides a robust platform for delivering our comprehensive suite of services, solidifying our status as the provider and partner of choice.
As a provider in a highly fragmented market, our size and scale enable us to differentiate our offering and go-to-market strategy through significant investments in technology, marketing initiatives, and integrated solutions. This robust infrastructure not only supports operational excellence and delivers a seamless, digitally enhanced experience for our clients and their employees but also positions us to capitalize on growth opportunities—both organically and through strategic acquisitions. Moreover, our scale allows us to continuously enhance our education programs and curriculum, reinforcing our market leadership and ensuring long-term success.
Collaborative, Long-Term Relationships
We have built enduring partnerships with more than 1,450 employers across diverse industries, including more than 220 Fortune 500 companies, with our largest client contributing 1% of our revenue in 2024 and our largest 10 clients representing approximately 8% of our revenue in the same year. Our full service multi-year employer sponsorship contracts typically involve employer support for both the development and ongoing operation of child care centers through operating subsidies.
In addition to full service center-based child care, we provide access to a multi-national back-up care network and educational advisory support, allowing us to offer various combinations of services and solutions to best meet the needs of clients across locations, geographies and employee life and career stages. By engaging directly with employers and employees alike, we gain valuable insight into corporate cultures that enable us to deliver tailored, innovative solutions designed to meet our clients’ evolving needs. This collaborative approach is reflected in an annual client retention rate of approximately 95% for employer-sponsored centers over the past 10 years, underscoring our proven ability to exceed client expectations and allowing us to cross-sell and expand our service offerings to existing clients.
High Quality Offerings
We have built a reputation as a leader in early childhood education and believe delivering a high-quality educational experience in a safe, nurturing and engaging environment offers an attractive value proposition to the children, families, and employers we serve. We are dedicated to investing in quality to fulfill our commitment to research-based early education excellence. Our centers are designed to meet rigorous accreditation and rating standards established by leading organizations such as the National Academy of Early Childhood Programs, a division of the National Association for the Education of Young Children (NAEYC) in the United States, by the Office of Standards in Education, Children’s Services and Skills (OFSTED) in the United Kingdom, and by the Education Council and Australian Children’s Education and Care Quality Authority (ACECQA) in Australia. This supports our commitment to delivering high-quality, evidence-based instructional practices and personalized learning environments, which we believe offers a competitive advantage in attracting and retaining families and in securing employer sponsorship opportunities. We have consistently achieved satisfaction ratings of more than 90% among respondents in our parent satisfaction surveys, which is a testament to our ability to deliver on our commitment to quality.
Dedicated to the highest-quality services in every category in which we operate, our standards of quality also extend to our back-up care and educational advisory services, whether care is delivered in Bright Horizons child care centers, through our proprietary back-up care network of quality child care centers and in-home care providers, or advising provided by our team of education experts.

Focus on Learning and Development
We are in the unique position of educating the next generation, and with that responsibility comes the opportunity to make a difference by modeling for children and families an environment that is open and curious, and focused on generating positive outcomes for the children in our care. Our curriculum and teacher training programs are designed to support inclusive classrooms and create positive learning environments. Our proprietary curriculum and educational practices are informed by the science of early learning and research on childhood development. Our resources and training programs guide teachers as they transform this research into practice through high-quality learning experiences and evidence-based instructional practices. We also believe that low teacher-to-child ratios and small group sizes are critical factors in delivering our curriculum effectively as well as helping to facilitate more personalized care. Our programs provide teacher-to-child ratios and group sizes that meet or exceed licensing standards.
We continuously look for opportunities to invest in quality to support our commitment to providing research-based early education excellence through enhanced curriculum and enrichment activities, teacher education and development programs, and ongoing program evaluation thereby strengthening our reputation and partnerships with our clients, their employees, and families. For parents and families, we offer a webinar series as well as monthly podcasts that reflect current issues facing families and provide practical parenting tips.
Market Leading People Practices
Our ability to deliver high-quality care, education and other services is enabled by our ability to attract, retain, motivate and develop skilled talent. During our more than 35 year history, we have consistently been named as a top employer by third-party sources, including Fortune magazine, the Great Place to Work Institute, industry publications and the Boston Globe and the Denver Post recognizing the investment we make in our workforce.
We believe the education and experience of our child care center leaders and teachers exceed the industry average. Our employees benefit from comprehensive onboarding, ongoing in-center training, and access to an in-house online training university that offers nationally recognized child development credentials. Furthermore, our innovative Horizons Teacher Degree Program fully funds U.S.-based educators in earning their child development associate certification, associate or bachelor’s degrees in early childhood education, reinforcing our standing as an employer of choice, while helping to retain and incentivize teachers to grow their careers at Bright Horizons.
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
•Cross-Sell and Expand Services to Existing Employer Clients.  We believe there is a significant opportunity to increase the number of our clients that use more than one of our services through cross-selling and to expand the existing services we provide to current clients. Over the past five years we have grown the number of clients purchasing more than one of our services by 50% to more than 480 clients at December 31, 2024.
•Continue to Expand Through the Assumption of Existing Sponsored Child Care Centers and Tuition Assistance Programs.  Periodically, we assume the management of existing child care centers or tuition assistance programs from self-managed programs or from the incumbent administrator which enables us to develop new client relationships, typically with no capital investment and no purchase price payment.
Capital-Efficient Operating Model
We have a long history of proven financial results despite broader macro-economic fluctuations. Our disciplined operating model drives sustainable growth while preserving attractive economics. By leveraging employer sponsor funding for new center development and blending in-house operations with strategic third-party provider partnerships for back-up services, we have expanded our business with minimal capital investment. This financial prudence has generated robust operating cash flows, reinforcing our competitive position and providing a strong foundation for future growth.

Increase Utilization in all Lines of Business and Investments in Growth
We focus on increasing enrollment and utilization levels in our profit and loss centers in order to achieve continued growth and improved center economics. We look for opportunities to increase the use of our back-up care and educational advisory services, not only by growing client relationships, but also by driving expanded use with existing clients. In recent years, we extended our back-up care offerings to include tutoring and pet care, and broadened our school-age programs addressing education and care needs while extending the ages covered by our services. We continue to invest in new technologies to better support our full suite of services and to enhance our customers’ user experience to further drive utilization. We have enhanced our marketing efforts with additional focus on driving awareness and use of our services to maximize occupancy levels in centers and deepen participant usage of back-up care and educational advisory services.
We invest in technology to better support our full suite of services to enhance our customers’ user experience, improve utilization levels of our services within our client workforces and across our existing client base, and deliver more efficient and automated support services. Investments to leverage our web and mobile functionality across all of our services are designed to ensure that our key systems deliver value and provide us with the platform for growth. We believe we are well-positioned to continue attracting new employer sponsors due to our extensive service offerings, established reputation, position as a quality leader, and track record of serving major employer sponsors for more than 35 years.
Selectively Add New Lease/Consortium Centers and Expand Through Acquisitions
Throughout the year, we review our center portfolio to ensure our center locations continue to be aligned with our strategy and evolving customer needs and demand, which may result in identifying new locations for center openings. Historically, we have added between 10 and 15 new lease/consortium centers annually, focusing on urban and surrounding markets where demand and income demographics are generally more supportive of our high-quality centers. While center openings and acquisitions have slowed as we have focused on increasing enrollment in our existing portfolio of centers, we have a long track record of successfully completing and integrating selective acquisitions across all business lines. We have an established acquisition framework to effectively evaluate potential transactions with the goal of maximizing our return on investment while minimizing risk. Over the last 10 years, we have completed the acquisition of approximately 330 child care centers in the United States, the United Kingdom, Australia and the Netherlands, as well as providers of back-up care services and educational advisory services in the United States and the United Kingdom, helping us expand our client base, enhance the scope and reach of our service offerings, broaden our technological capabilities, and offer new services. The domestic and international markets for child care and other work and family support services remain highly fragmented and, as we look to fiscal 2025 and beyond, we will continue to seek attractive opportunities both for center acquisitions and the acquisition of complementary service offerings.
Our Operations
Our services are designed to help families, employers, and their employees solve the challenges of the modern workforce across life and career stages. Our services are comprised of full service center-based child care, back-up care, and educational advisory services, which are also our reportable segments. Full service center-based child care includes traditional center-based early education and child care, preschool, and elementary education. Back-up care includes center-based back-up child care, in-home care for children and seniors, school-age programs (including camps and tutoring), pet care, self-sourced reimbursed care, and Sittercity, an online marketplace for families and caregivers. Educational advisory services consist of tuition assistance and student loan repayment program management, workforce education, related educational advising, and college admissions counseling services. The following table sets forth our segment results for the year ended December 31, 2024:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands, except percentages)
Revenue	$1,961,785	$610,112	$114,116	$2,686,013
As a percentage of total revenue	73%	23%	4%	100%
Income from operations	$53,699	$169,611	$23,309	$246,619
As a percentage of total income from operations	22%	69%	9%	100%
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
Tuition paid by families generally represents approximately 90% of the revenue generated by this segment and is determined based on the age and developmental level of the child, the child’s attendance schedule (full-time or part-time), the geographic location, and the extent to which an employer sponsor subsidizes tuition. Based on a sample of approximately 350 of our early education and child care centers in the United States, the current average tuition at our centers is $2,675 per month for infants (typically ages 3 to 16 months), $2,475 per month for toddlers (typically ages 16 months to 3 years) and $2,100 per month for preschoolers (typically ages 3 to 5 years). Tuition at most of our early education and child care centers is payable in advance and is typically due monthly.
Annual revenue for mature centers typically averages between $1.5 million and $2.5 million at our centers, which is primarily driven by the size and capacity of centers. Gross margins at our mature centers typically average between 20% and 25%, with our cost-plus model centers typically at the lower end of that range and our lease model centers at the higher end.
Cost of services consists of direct expenses associated with the operation of early education and child care centers and is primarily comprised of personnel salaries and benefits, food costs, program supplies and materials, parent marketing, and facilities costs, which include occupancy costs and depreciation. Personnel costs are the largest component of a center’s operating costs and typically comprise approximately 70% of a center’s operating expenses. Personnel costs in centers operating under P&L models will often represent a lower percentage of overall costs when compared to centers operating under cost-plus models as we are often responsible for additional other costs that are typically paid or provided directly by an employer sponsor in centers operating under the cost-plus model.
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

Back-up Care Services
Back-up care offers family support services for dependents of all ages and provides coverage when regular care breaks down, as well as care coordination tools to assist families with their short and long-term care needs. We provide back-up care services for children (primarily 0-12 years old) through our own full service child care centers, dedicated back-up child care centers, school-age programs (including camps), and in-home caregivers, as well as through our proprietary back-up care network of quality child care centers, camps and in-home care providers. In addition, we provide back-up care services for seniors through our proprietary network of quality in-home care providers, tutoring for school-age children and adult learners through our network of tutoring service providers, pet care through third-party providers, and also help to facilitate back-up care services through our self-sourced reimbursed care program. We also own and operate Sittercity, an online marketplace that helps families and caregivers find, among other things, child care (child care providers, babysitting/nannies), senior care and pet care services.
Traditional back-up care offers families access to a contracted network of more than 5,000 in-home care agencies and center-based providers in locations where we do not otherwise have centers with available capacity or available in-home caregivers. Our dedicated back-up centers are operated in a similar structure to full service centers and are either exclusive to a single employer or have multiple employer sponsors and are part of our back-up care program. Self-sourced reimbursed care is an alternative care program, available to employer sponsors typically when other network care solutions are not available, which provides payments to their employees to assist with the cost of self-sourced dependent care. Back-up care solutions includes broader school-age programs, such as camps and tutoring, with camps primarily operating during school vacations and the summer months. Back-up care requests are arranged online or via our mobile app as well as through a 24/7 contact center, allowing users to reserve care in advance or at the last minute. We operate our own contact center and we contract with additional contact centers in other geographies to complement our ability to handle demand fluctuations, provide business continuity, and deliver seamless service across time zones.
Back-up care revenue is comprised of fees paid by employer sponsors and, to a lesser extent, co-payments collected from users at the time of service. These arrangements generally have contractual terms of three years with varying terms, renewal and termination options. Fees for back-up care services are typically determined based on the number of back-up care uses purchased and may be fixed for a specified number of contracted uses or variable for pay-per-use contracts. Cost of services consist of direct expenses associated with the operation of child care centers, fees paid to providers for care delivered as part of their contractual relationships with us, personnel and related direct service costs of the contact centers, and any other expenses related to the coordination or delivery of care and service. SGA related to back-up care is similar to SGA for full service center-based child care, with additional expenses related to the technology necessary to operate this service, the ongoing development and maintenance of the provider network, and additional personnel needed as a result of more significant client management and reporting requirements.
Educational Advisory Services
Our educational advisory services consist of EdAssist and College Coach. Educational advisory services revenue is comprised of fees paid by employer clients for policy consulting, program management, coaching, subscription content and, to a limited extent, retail fees collected from users at the point of service. Contracts are typically three years in length, with varying terms, renewal and termination options, and fees are generally determined based on the services being provided and the number of program participants. Cost of services consist of personnel and direct operating costs of the contact centers and other expenses related to the coordination and delivery of tuition assistance, student loan repayment program management, and educational advisory services. SGA related to educational advisory services is similar to SGA for back-up care.
EdAssist.  EdAssist provides workforce education, tuition assistance and student loan repayment program management, as well as related educational advising to corporate clients who offer these services as a talent development and workplace benefit to their employees. Our services help employers better align their workplace education programs with their business goals while supporting employees to upskill, re-skill and improve their careers. Program management services are provided through proprietary software for the processing of tuition reimbursement, loan repayment transactions, and analysis of data. We provide educational advising to our client’s employees on a one-on-one basis through our team of advisors who help users make informed decisions regarding their education and financial wellness. Clients can also leverage our EdAssist Education Network of education providers and benefit from pre-negotiated tuition discounts. EdAssist services derive revenue directly from fees paid by employers.

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
Geography
We operate in two primary regions: (1) North America, which includes our operations in the United States (including Puerto Rico), and (2) International, which includes our operations in the United Kingdom, the Netherlands, Australia and India. The following table sets forth information by geographic region for the year ended December 31, 2024:

	North America	International	Total

	(In thousands, except percentages)
Revenue	$1,936,924	$749,089	$2,686,013
As a percentage of total revenue	72%	28%	100%
Fixed assets, net	$313,839	$259,100	$572,939
As a percentage of total fixed assets, net	55%	45%	100%
Our international business primarily consists of child care centers throughout the United Kingdom, the Netherlands, and Australia, with 92% of the revenue generated related to the full service center-based child care segment. As of December 31, 2024, we had 599 centers in North America and 420 international centers. Additional geographical information is included in Note 18, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
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
Lead Generation and Conversion; Customer Retention
Lead generation and conversion, increased utilization, and customer retention remain at the heart of our marketing efforts. We partner with employer sponsors to promote our early education and child care centers and other workplace solutions as important employee benefits within their organizations. My Bright Horizons is a portal for our clients’ employees to instantly access their Bright Horizons benefits, and BH Central is a self-service portal for client liaisons to track real-time benefit use and access materials to support internal marketing efforts, including a newsletter with tailored resource content. Other efforts include local digital advertising, partnerships with parent groups, social efforts, direct mail, and webinars.
Competition
We believe we are a leading provider of employer-sponsored center-based child care, back-up care, and workforce education services. We estimate that we have approximately six times more market share than our closest competitor in the employer-sponsored center-based child care market in the United States. The market for early education and child care services is highly fragmented, and we compete for enrollment and sponsorship of early education and child care centers with a variety of other organizations, including large community-based child care companies, regional child care providers, family day care, nannies, for-profit and not-for-profit full- and part-time nursery schools, public and private elementary schools, and not-for-profit and government-funded providers of center-based child care. Our principal competitors for employer-sponsored centers include KinderCare Education in the United States and Busy Bees in the United Kingdom. We also compete for enrollment on a center-by-center basis with these providers, along with many local and national providers, such as Affinity Education Group, CompaNanny, G8 Education, Goddard Schools, Goodstart Early Learning, Guardian Childcare & Education, KidsFoundation, Kids Planet, Learning Care Group, Partou, and Primrose Schools. Competition for back-up care comes from IAC/Interactivecorp (Care.com) in addition to employee assistance programs and smaller work/life companies. In the educational advisory segment competition comes from EdCor, Guild Education, InStride, and Tuition.io as well as other smaller providers entering the market.
We believe the key factors in the competition for enrollment are quality, site convenience and cost. We believe many center-based child care providers are able to offer care at lower prices than we do by utilizing less intensive teacher-to-child ratios and offering lower compensation and benefits to their employees. While our child care tuition levels are generally higher than our competitors, we compete primarily based on the convenience of a location at or near a worksite and a higher level of program quality. In addition, some of our competitors may benefit from strong local name recognition or comply, or are required to comply, with fewer or less costly health, safety, and operational regulations than those with which we comply (such as the more limited health, safety and operational regulatory requirements typically applicable to family day care operations in caregivers’ homes). We believe that our primary focus on serving employer clients, underscored by our track record for achieving and maintaining high-quality standards, also distinguishes us from our competitors.
Human Capital Management
Education and care can change lives, and for more than 35 years Bright Horizons has been changing the way families live and work. To achieve this mission and to deliver results, we put our HEART principles at the forefront of everything we do. Our HEART principles — Honesty, Excellence, Accountability, Respect, and Teamwork — are the underlying tenets of our culture and are guided by the core belief that our people are the foundation to building and sustaining an organization that makes a significant impact in the lives of the children, families and adult learners we serve.
As of December 31, 2024, we had approximately 32,050 global employees (including part-time and substitute teachers), of whom approximately 3,250 were employed as corporate, divisional and regional employees, and approximately 28,800 were employed at our early education and child care centers and as in-home caregivers. The total number of employees includes approximately 18,250 in North America, 8,650 in the United Kingdom, 2,600 in the Netherlands, 2,500 in Australia, and 50 in India. Corporate, divisional and regional staff members make up our “Home Team” employees, and staff members working at our early education and child care centers, including teachers and support personnel, and in-home caregivers make up our “Field” employees. Currently, there are no active labor unions.

Our People Practices
More than 1,450 leading employers trust us for proven solutions that support employees, advance careers, and maximize employee performance, and we offer our own employees the solutions and services we offer to our clients. From on-site child care, to back-up care that addresses gaps in child care, to education programs that build critical skills, we believe our service offerings help our employees achieve more.
Our business is about people serving people, and our success depends on attracting, developing and retaining talented and highly qualified employees. We are continually investing in resources and creating programs to build culture, to provide fair and competitive pay, to offer benefits to support our employees’ well-being, and to foster personal growth and career development opportunities. We endeavor to create environments that attract, retain and engage our talent, enhance our culture and employee experience, and reward performance.
Talent Acquisition and Total Rewards
We deploy proven solutions that recruit talent, support employees, advance careers, and maximize employee performance. Through ongoing initiatives such as our 100 Days of Heart onboarding program, our employee referral program, our alumni recruitment portal, and partnerships with high schools, colleges and universities, Bright Horizons and our dedicated talent acquisition team help address the challenges in attracting top talent in our field.
We offer a comprehensive total rewards program aimed at addressing the varying health, financial and well-being needs of our employees. Our total rewards package, which may vary by geography and employee, includes:
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
•Access to back-up care, EdAssist, College Coach and Sittercity; and,
•Paid parental bonding leave.
Career Development and our Horizons Teacher Degree Program
We invest in our employees’ career growth. Employee training and development opportunities are critical to our success as they help develop leaders within our organization and support the delivery of quality services to our clients, and the families and learners we serve. We provide a robust, ongoing employee training and career development program that is available to employees through our online training university. Our blended learning approach means employees have a selection of different learning methods available to them, including live interactive online webinars, in person training, eLearning modules, and videos. We are also invested in long-term employee success and are committed to advancing talent from within by developing the next generation of leaders at Bright Horizons. By creating clear pathways for career development, through leadership training and development, we support and encourage upward career mobility in both our Field operations and throughout our Home Team.
A central program offering is our Horizons Teacher Degree Program. The program, which is a first-of-its-kind offering in the early education field, removes financial barriers for employees pursuing a degree, by allowing employees to earn a CDA (“child development associate”), associate or bachelor’s degree in early childhood education at no-cost and with no out-of-pocket expenses, including tuition, fees and books. Through the Horizons Teacher Degree Program, approximately 3,500 teachers have enrolled in the program and almost 1,000 teachers have received their associate’s or bachelor’s degrees.
Employee Engagement
At Bright Horizons gathering continuous feedback is an essential part of our culture. We regularly listen to employees through our annual employee experience survey and through other periodic surveys and forums. Hearing directly from our employees helps us understand the employee experience, including evolving priorities related to workplace environment, employee relations, pay and benefits, flexibility, and career growth opportunities, all of which are critical to our mission to remain an employer of choice and a great place to work. We champion a culture of belonging and appreciation through our engagement programs, including Better Together activities and through the Bright Horizons Foundation for Children®.

Better Together
Culture and Inclusion
Bright Horizons is an organization made up of employees, children and families from many cultures, backgrounds and experiences. We believe that fostering a workplace where all employees feel welcome and have a sense of belonging, as well as where everyone's unique differences are celebrated and valued, is vital to the Bright Horizons mission and culture. We look to create open and inclusive environments for all of our employees by listening to our people, utilizing our employee resource groups, which are open to all employees, and deepening cultural awareness through learning opportunities. We believe our approach to building and maintaining a strong culture and inclusive environment helps us recruit and retain talent, reduce turnover, and enhance all of our offerings and service lines as well as the education and services we deliver daily to children and families.
As of December 31, 2024, our workforce composition was approximately as follows:

	Women (Global) (1)	Non-White (North America Only) (2)
Entire Workforce (3)	94%	55%
Home Team Employees	77%	32%
Field Employees	96%	58%
Senior Leaders (4)	71%	20%
(1)Represents percentage of women in the workforce.
(2)Non-White is defined as: American Indian or Alaska Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander, or two or more races.
(3)Only includes employees that self-identify.
(4)Senior leader is defined as Vice President and equivalent, and above, and includes executive officers.
Our most recent Equal Employment Opportunity consolidated report is posted on our Investor Relations page of our website at investors.brighthorizons.com under “Governance & Responsibility – EEO-1.”
Community and Citizenship
We support the communities in which we work and live, and we actively encourage our employees to do the same. We proudly stand with our many employees who support the Bright Horizons Employee Relief Fund which offers financial assistance to employees recovering from catastrophic events, and we proudly support our many employees who give their time to non-profit organizations, awarding grants to their chosen charities through the Bright Horizons Foundation for Children® in recognition of their volunteer work in their communities. We collaborate with our employees to advance the Foundation’s mission of creating Bright Spaces for at risk children and families in homeless shelters and other community organizations that serve families in need. We do this by supporting our employees’ service projects through Brightening Lives activity grants and Field and Home Team fundraising events.
Our Award Winning Culture
We are honored and proud to have a long track record of being named an employer of choice. The following awards represent a recognition of the strong culture we have built at Bright Horizons and the programs and benefits we offer to our employees. These honors are awarded based largely on employee responses to surveys.
•2024 “Top Places to Work” by the Boston Globe — Awarded 15 times
•“Top Workplaces 2024” by the Denver Post — Awarded 10 times
•2024 “Best Workplaces” in the United Kingdom by the Great Place to Work Institute — Awarded 19 times
•2024 “Best Workplaces for Women” by the Great Place to Work Institute in the United Kingdom
•2024 “Best Workplaces for Development” by the Great Place to Work Institute in the United Kingdom
•2024 “Best Workplaces for Wellbeing” by the Great Place to Work Institute in the United Kingdom
•2025 “Best Workplaces for Women” in the Netherlands by the Great Place to Work Institute

Intellectual Property
We believe our name and logo have significant value to our operations. We own and use various registered and unregistered trademarks covering the names Bright Horizons® and Bright Horizons Family Solutions®, our logo, and a number of other names, slogans and designs in the United States and abroad. We frequently license the use of our registered trademarks to our clients in connection with the use of our services, subject to customary restrictions. We protect our trademarks by registering the marks in a variety of countries and geographic areas, including the United States, the United Kingdom, the European Union, Australia, New Zealand, India, and other countries in Asia. These registrations are subject to varying terms and renewal options. However, not all of the trademarks or service marks have been registered in all of the countries in which we do business, and we are aware of persons using similar marks in certain countries in which we operate. Meanwhile, we monitor our trademarks and vigorously oppose the infringement of any of our registered marks as appropriate. We do not hold any patents. We hold copyright registrations for certain materials that are important to the operation of our business, and we generally rely on common law protection for other copyrighted works. We enter into agreements with our employees and other parties with which we do business to limit access to, and disclosure of, our technology and other proprietary information. We also license some intellectual property from third parties for use in our business and such licenses are not individually or in the aggregate material to our business.
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
Health and Safety
The health, safety and well-being of children, families and staff is our top priority. We adhere to rigorous health and hygiene practices. Our protocols were developed in consideration of state and local public health guidelines and our partnership with medical professionals and experts that specialize in pediatric infectious diseases. Our health and safety team is dedicated to supporting our centers and other operations to ensure compliance with our policies and practices, and to ensure that we set the highest standards in all areas.
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
Each center is further guided by policies and procedures that address protocols for the safe and appropriate care of children and center administration. These policies and procedures establish protocols in various areas, including the safe handling of food and medications, managing child illness or health emergencies, and a variety of other critical aspects of care to ensure that centers meet or exceed all mandated licensing standards. These policies and procedures are reviewed and updated continuously by a team of internal experts, and center personnel are trained on center practices using these policies and procedures. Our proprietary We Care system supports proper supervision of children and documents the transitions of children to and from the care of teachers and parents or from one classroom to another during the day.
We require the child care centers and in-home care providers that participate in our proprietary back-up care network to comply with our standards of quality, including caregiver screening and background checks, and training. The delivery of our back-up care services is subject to ongoing oversight and monitoring to ensure the health and safety of the children and adults we care for.

Environmental
Our operations, including the selection and development of the properties that we lease or own, and any construction or improvements that we make at those locations, are subject to a variety of national and local laws and regulations, including environmental, zoning and land use requirements. In addition, we have a practice of conducting site evaluations on each freestanding or newly constructed or renovated property that we own or lease. We have no known material environmental liabilities at this time. In addition, we expect to be required to comply over time with new and changing legislation and regulations, both in the United States and in other jurisdictions in which we operate, in response to climate change.
Facilities
Our early education and child care centers vary in location as well as design and capacity in accordance with industry standards and local regulatory requirements. Our North American early education and child care centers typically have an average capacity of approximately 130 children, and our international locations have an average capacity of approximately 90 children. As of December 31, 2024, our early education and child care centers had a total licensed capacity of approximately 115,000 children, with the smallest center having a capacity of 10 children and the largest having a capacity of approximately 500 children.
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
Available Information
We file or furnish reports and other information with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge on the Investor Relations section of our website, investors.brighthorizons.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information filed electronically with, or furnished to, the SEC is also available at www.sec.gov. References to these websites do not constitute incorporation by reference of the information contained therein and should not be considered part of this document. Further, our references to website URLs are intended to be inactive textual references only.
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
Business and Operational Risks
Our business depends largely on our ability to hire and retain qualified teachers and maintain strong employee relations and engagement.
The provision of child care services is people intensive. Our business depends on our ability to attract, train, and retain the appropriate mix of qualified employees, as well as our ability to effectively implement and maintain strong employee relations and communicate the value proposition of working at Bright Horizons. Difficulty hiring or retaining qualified staff may have a disproportionate impact on our business. The early education and child care industry traditionally has experienced high turnover rates and, in recent years, experienced reduced interest in entering the profession. In addition, state and local laws require our teachers and other staff members to meet certain educational and other minimum requirements, and we often require that teachers and staff at our centers have additional qualifications. We are also required by government regulation to maintain certain prescribed minimum teacher-to-child ratios. If we are unable to hire and retain qualified teachers at a center, we have been, and may in the future be, required to constrain or reduce enrollment, close classrooms or centers, be prevented from accepting additional enrollment or hire temporary or agency staff, which can increase costs, in order to comply with such mandated ratios and requirements.

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
From time to time we may be subject to employee organizing efforts. If some of our employees attempt to unionize, the terms of any collective bargaining agreement may be different from our current compensation arrangements and working conditions. Labor union representation of a material number of our employees could impact our business, financial condition or operating results as a result of additional labor costs, payroll and benefit expenses, new rules and practices, or work stoppages.
Changes in the demand for dependent care services and workplace solutions, which may be negatively affected by demographic trends and economic conditions, may affect our operating results.
Our business strategy largely depends on employers recognizing the value of providing employees with child care, dependent care, workforce education, and other workplace solutions as an employee benefit. The number of employers that view such services as cost-effective or beneficial to their workforces may not continue to grow at the levels we anticipate or may diminish. In addition, changes in workplace locations or workforce demographic trends, including the number of dual working parent or working single parent families in the workforce, and the number of children requiring care, may impact the demand for our services from parents and families. Work-from-home or hybrid work options may also shift demand away from locations where we currently offer services resulting in center closures or potential impairments. Such changes could materially and adversely affect our business and operating results.
Even as employers recognize the value of our services, demand may be adversely affected by general economic conditions. Uncertainty or a deterioration in economic conditions, including global inflationary pressures impacting our clients and customers, or increased business expenses arising from potential expansion of tariff regulation, could lead to reduced demand for our services as employer clients may reduce or eliminate their sponsorship of work and family services, and prospective clients may not commit resources to such services or families may decrease or discontinue the use of our child care services. A reduction in the size of an employer’s workforce or an increase in the cost of employer subsidies could negatively impact the demand for our services and result in reduced enrollment, failure of our employer clients to renew their contracts or center closures. Additionally, we may not be able to increase the price for our services at a rate consistent with increases in our operating costs. If demand for our services were to decrease, it could disrupt our operations and have a material adverse effect on our business and operating results.
Because our success depends substantially on the value of our brands and reputation as a provider of choice, adverse publicity or negative perceptions about our business could impact the demand for our services.
Our reputation and brand are critical to our business. Adverse publicity concerning incidents or allegations of inappropriate, illegal or harmful acts to a child at any child care center or by a caregiver or through a third party provider, whether or not directly relating to or involving Bright Horizons, could result in decreased enrollment at our child care centers or use of back-up care, termination of existing corporate relationships, inability to attract new corporate relationships, or increased insurance costs, all of which could adversely affect our operations. Brand value and our reputation can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in substantial litigation. These incidents can arise from events that are beyond our ability to control, such as instances of abuse or actions taken (or not taken) by one or more center managers, teachers, or caregivers relating to the health, safety or welfare of children in our care. The proliferation of social media may increase the likelihood, speed, and magnitude of these negative brand and reputation events. In addition, from time to time, customers and others make claims and take legal action against us and they may adversely affect our reputation and the demand for our services. Such demand could also diminish significantly if any such incidents or other matters erode general confidence in us or our services, which would likely result in lower sales, and could materially and adversely affect our business and operating results. Any reputational damage could have a material adverse effect on our brand value and our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

If we or our third-party vendors are subject to cyber-attacks, data breaches or other security incidents, or if there is a disruption or failure of our information technology systems or software, such events could expose us to liability and could adversely affect our financial condition and operating results.
As part of our business, we collect, process, use, and store sensitive data and certain personal information from our clients, the families and children we serve, and our employees. We also utilize third-party vendors and electronic payment methods to process and store some of this information, including credit card information. Our business relies on information technology networks and systems to store this data, process financial and personal information, manage a variety of business processes, and comply with regulatory, legal and tax requirements. We are also highly dependent on information technology for the coordination and delivery of our back-up care and educational advisory services. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties. The information technology networks and systems owned, operated, controlled, or used by us or our third-party vendors may be vulnerable to, among other things, damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, cybersecurity incidents, failures during the process of upgrading or replacing software or databases or components thereof, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, extortion attempts, distributed denial-of-service attacks, brute force attacks, robocalls, and other real or perceived cybersecurity-attacks or catastrophic events, all of which may not be prevented by our efforts to secure our networks and systems. Security incidents can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party vendors or their personnel, or other parties. Security incidents are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. Any of these incidents could lead to interruptions or shutdowns of our platforms, disruptions in our ability to process service requests, limit our ability to access data, result in the loss or corruption of data, or unauthorized access to, or acquisition of, personal information or other sensitive information, such as our intellectual property. While we and our vendors maintain policies and practices, operational safeguards, as well as measures and controls aimed at reducing our risks related to cybersecurity threats, none of our or our vendors’ security measures can provide absolute security. We and our vendors may not anticipate, detect, or implement fully effective preventative measures against all cybersecurity threats particularly because the techniques used are increasingly sophisticated tools and constantly evolving. For example, as artificial intelligence continues to evolve, we expect cyber-attackers to also use artificial intelligence to develop malicious code and sophisticated phishing attempts. As a result, there can be no assurance that we or our vendors will not suffer a cybersecurity incident, that hackers or other unauthorized parties will not gain access to or exfiltrate personal information or other sensitive data, or that any such data compromise or unauthorized access will be discovered in a timely fashion.
Like many businesses, we, and our third-party vendors, have in the past and will in the future continue to be subject to cybersecurity threats, cybersecurity incidents, and attempts to compromise and penetrate our data security and systems and disrupt our services. We previously experienced a cybersecurity incident that impacted and temporarily disrupted a number of our operational and information technology systems. Although the incident did not have a material impact on us, similar incidents or other cybersecurity-attacks against us or our third-party vendors could lead to operational disruptions that could have an adverse effect on our ability to provide services to clients and customers and on our results of operations and financial results.
Failure of our systems to operate effectively or a compromise in the security of our systems, or the systems of our affiliates or other third-party that results in unauthorized persons or entities obtaining personal information or other sensitive information, could materially and adversely affect our reputation, operations, operating results, and financial condition. Actual or anticipated cybersecurity threats and attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, pay higher insurance premiums, and engage third-party specialists for additional services. Breaches in our data security, those of our affiliates or other third-parties, could expose us to risks of data loss, inappropriate disclosure of confidential or proprietary information, potential claims, investigations, regulatory proceedings, litigation penalties and liability, could impede our processing of transactions and our financial reporting, and could result in a disruption of our operations. In addition, we may incur other substantial costs in connection with remediating and otherwise responding to any cybersecurity incident, including potential liability for stolen client, customer, or employee data, repairing system damage, or providing credit monitoring or other benefits to clients, customers, or employees affected by the incident. Additionally, if we or our third-party service providers experience security incidents that result in a decline in the performance of our systems, availability problems, or the loss, corruption of, unauthorized access to, or disclosure of personal data or confidential information, clients or individuals may become unwilling to provide us the information necessary to receive our services, and our reputation and market position could be harmed. Existing customers may also decrease their use of our services or cease using our services altogether. The impacts of these security threats, incidents, and other disruptions are difficult to predict. Our insurance coverage for such security threats, incidents, and other disruptions may not be adequate to cover all related costs, and we may not otherwise be fully indemnified for them. This may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.

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
A variety of laws, regulations, industry self-regulatory principles, industry standards or codes of conduct and regulatory guidance relating to privacy, data protection, artificial intelligence, marketing and advertising, selling and sharing, and consumer protection apply to the collection, use, retention, protection, disclosure, transfer, and other processing of certain types of data. As the regulatory environment related to privacy, data collection and protection, artificial intelligence, information security, marketing and advertising, selling and sharing, and consumer protection becomes increasingly rigorous, with new and changing requirements applicable to our business, compliance with such requirements could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. For example, we are subject to various privacy laws in the United States, United Kingdom, European Union, Australia and India, which give data privacy rights to their respective residents and/or impose significant obligations on controllers and processors of data. Failure to comply with such regulations could result in enforcement actions, significant fines, penalties, and damages which could materially and adversely affect our business and financial condition. We are also subject to evolving privacy laws on the use of artificial intelligence, certain categories of personal information (such as but not limited to child, medical, financial, and biometric), “cookies” and other similar tracking technologies. In relation to “cookies” and other similar tracking technologies, many countries have adopted, or are in the process of adopting, regulations governing the use of cookies and similar technologies, and requiring individuals to “opt-in” to the placement of cookies used for purposes of marketing. In addition, some regulations and providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies, to block other tracking technologies or to require new permissions from users for certain activities, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.
Our continued profitability depends on our ability to recover our increased costs, such as labor and related costs, through tuition increases and client contract terms and managing our real estate portfolio in a cost-effective manner.
Hiring and retaining key employees and qualified personnel, including teachers, is critical to our business and labor costs are our largest expense. Because we are primarily a service business, inflationary factors and regulatory changes that contribute to wage and benefits cost increases result in significant increases in the cost of running our business. We expect to pay employees above applicable minimum wage rates, and increases in the statutory minimum wage rates or statutory leave requirements could result in a corresponding increase in the wages and benefits we pay to our employees. Additionally, competition for teachers and staff, and costs associated with hiring, compensating, retaining, and training employees could result in significant cost increases, including costs to enhance employee compensation and benefit programs as an incentive and retentive tool. Our success depends on our ability to continue to pass along these costs and to control costs while meeting our changing labor needs. In the event that we cannot increase the price for our services to cover these higher wage and benefit costs without reducing customer demand for our services, our margins could be adversely affected, which could have a material adverse effect on our financial condition and results of operations as well as our growth.
Real estate and related costs are our second largest expense. If we are not able to negotiate or renew our existing center leases at attractive rental rates, we risk a significant increase in rental costs, impairment of asset values and/or closures of centers. Under certain conditions, we may also seek to downsize, consolidate, reconfigure or close some of our locations, which in some cases requires a modification to an existing center lease. Failure to secure adequate new locations or successfully modify existing leases, or failure to effectively manage rent cost, could have a material adverse effect on our business, financial condition and results of operations.

Changes in our relationships with employer sponsors or failure to anticipate and respond to changing client and customer (parents or client employees) preferences and expectations or develop new customer-oriented services may affect our operating results.
We derive a significant portion of our business from early education and child care, back-up care, and other workplace solutions associated with employer sponsors for whom we provide these services pursuant to contractual arrangements. Our contracts with employers for full service center-based child care typically have terms of 3 to 10 years, and our contracts related to back-up care and educational advisory services typically have terms of three years, with varying terms and renewal and termination options. We have a history of consistent contract renewals, but we may not experience similar renewal rates in the future. Failure to comply with or monitor contract terms or the termination or non-renewal of a significant number of contracts or the termination of multiple-site or multiple-service client relationships could have a material adverse effect on our business, results of operations, financial condition or cash flows.
Additionally, our continued success depends on our ability to convert and retain new and existing clients, cross-sell to existing clients, and our ability to develop new consumer-oriented strategies or services to accommodate changing client, learner, or parent expectations and preferences around our services or service delivery. Our future success depends on our ability to meet the evolving needs and expectations of our customers, including enhancing our existing services and technology, and building and maintaining a high-quality experience across all lines of business and geographies. Obsolete processes and/or skill gaps, a failure to innovate through technology or a failure to scale innovation could impede our ability to meet new or changing customer demands. Additionally, client unwillingness to adopt new technology enhancements, including artificial intelligence technology, could impact our return on investment. Failure to meet these needs may result in client loss and reduced demand and could have a material impact on our financial results.
We depend on key management and key employees to manage our business and timing considerations.
Our success depends on the efforts, abilities and continued service of our senior leaders and other key employees. We believe future success will depend on our ability to continue to attract, motivate and retain highly-skilled managerial, sales and marketing, operational, and early education and child care center director personnel as well as key personnel in the back-up care and educational advisory markets. We may experience difficulty in attracting, hiring and retaining corporate staff and key employees due to the current labor market and we may not adequately implement successful succession plans for key company positions. Difficulties in hiring and retaining key personnel may affect our ability to meet growth objectives and such market pressures may require us to enhance compensation and benefits, which may increase costs. Failure to retain our leadership team, attract and retain other important personnel or properly implement a succession plan could lead to disruptions in management and operations, which could affect our business and operating results.
Our operating results are subject to seasonal fluctuations.
Our revenue and results of operations fluctuate with the seasonal demands for child care and the other services we provide. Revenue in our child care centers typically declines during the third quarter due to decreased enrollments over the summer months as families withdraw children for vacations and older children transition into elementary schools. In addition, use of our back-up care services tends to be higher when school is not in session and during holiday periods, which can increase the operating costs of the program and impact results of operations. We may be unable to adjust our expenses on a short-term basis to minimize the effect of these fluctuations in revenue. Our quarterly results of operations may also fluctuate based on the number and timing of child care center openings and/or closings, the timing of new client service launches, acquisitions, the performance of new and existing early education and child care centers, the contractual arrangements under which child care centers are operated, the change in the mix of such contractual arrangements, competitive factors and general economic conditions. The inability of existing child care centers to maintain their current enrollment levels and profitability, the failure of newly opened child care centers to contribute to profitability, and the failure to maintain and grow our other services could result in additional fluctuations in our future operating results on a quarterly or annual basis.
Our business could be adversely affected by events beyond our control, such as public health crises, climate-related and other natural disasters, sociopolitical and geopolitical events, other catastrophic events or a failure in our business interruption/continuity planning.
A regional or global health crisis, depending on its duration and severity, could severely affect our business. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public or to center-based care in the event of a health crisis, and local, regional or national governments might limit or ban public interactions to halt or delay the spread of diseases causing business disruptions and the temporary or permanent closure of our centers. Additionally, a health crisis could also impair our ability to hire and maintain an adequate level of staff and may have a disproportionate impact on our business compared to other companies that depend less on the provision of in-person services.

Other events beyond our control, including acts of violence (including violent acts in the workplace and school settings), war, terrorism and other international, regional, or local instability or conflicts, labor issues, embargoes, natural disasters such as earthquakes, tsunamis, hurricanes, typhoons or other adverse weather and climate conditions, whether occurring in the United States or abroad, could restrict or disrupt our operations. Enrollment in our child care centers could experience sharp declines as families might avoid taking their children out in public or to center-based care as a result of one or more of these events. Further, climate change may increase both the frequency and severity of extreme weather events and conditions and natural disasters, which may affect our business operations and our clients, either in a particular region or globally. In addition, changes in legislation and regulations both in the United States and in other jurisdictions in response to climate change now, and in the future, could impose new and complex compliance requirements and costs on us and could impact our business, operating results, and financial condition. Moreover, even without such legislation or regulation, the perspectives of our clients, stockholders and employees regarding climate change are continuing to evolve and may result in increased costs to our business to meet the sustainability expectations of these stakeholders.
We also face the potential for business disruptions from information technology interruptions associated with natural disasters and other events including power outages, catastrophic events, computer and network failures, inadequate or ineffective redundancy plans, system failures, and flaws in third-party software or services. Our back-up care and educational advisory services segments as well as the corporate departments that support our lines of business are highly dependent on information technology for the coordination and delivery of services, which could be significantly impacted by system interruptions. Our policies and practices and operational safeguards, measures and controls aimed at protecting and recovering our data and ensuring business continuity, may not be sufficient to ensure our key services are delivered without minimal disruption in the event of information technology system failures. If those systems are damaged, interrupted or cease to function properly or if our disaster recovery and business continuity plans fail, it may have a material adverse effect on our business or results of operations.
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
In addition, borrowings under our senior secured credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher interest service requirements, which could adversely affect our cash flows and impact future earnings. While we have entered into interest rate cap agreements to limit our exposure to higher interest rates on a portion of our debt, these agreements have expiration dates in 2025 and 2026. While we may enter into additional agreements in the future, our current and any future agreements may not offer complete protection from interest rate fluctuations and may carry additional risks. For information regarding our sensitivity to changes in interest rates, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

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
In recent years, a substantial portion of the workforce, including parents of children we serve at our centers, transitioned from working in traditional office environments to working in “virtual” or “home” offices, including in our primary markets of the United States, United Kingdom, Australia, and the Netherlands. While some employers have since required employees return to traditional office environments, this can vary by geography and some employers have permanently transitioned all or a portion of their workforce to a remote or to a hybrid model. While working parents continue to need child care regardless of their work location, there are no assurances that parents who work from home or in a hybrid model will continue to use our centers or use our centers on a full-time basis. A shift in workplace demographics where employees work from home on a part- or full-time basis, has in the past and may in the future reduce demand for center-based child care or demand for specific center locations and impact enrollment as well as other service offerings. We may be unable to successfully meet changed client and parent demands and needs around center locations or center availability on a cost effective basis, which may have a material adverse effect on our business or results of operations and result in future center closures or potential impairments.
The growth of our business may be adversely affected if we do not implement our growth strategies and initiatives successfully or if we are unable to manage our growth or operations effectively.
We have expanded and are continuing to expand our operations, suite of services and client relationships, which has placed, and will continue to place, significant demands on our management and our operational, human resources, information technology and financial infrastructure. Additionally, our ability to grow in the future will depend on a number of factors, including the ability to develop and expand new and existing client relationships, to continue to provide and expand high-quality services, to hire and train qualified personnel, to expand and grow in existing and future markets, to develop and operationalize new service offerings, and to sustain operational excellence and efficiencies across all lines of business. Achieving and sustaining growth requires the successful execution of our growth strategies, which may require the implementation of enhancements to customer-facing, operational and financial systems, expanded sales and marketing capacity, continuous updates to technology, such as those related to artificial intelligence, improvements to processes and systems, and additional or new organizational resources. Given these challenges, we may be unable to manage our expanding operations effectively, or to maintain our growth, which could have a material adverse effect on our business or results of operations.

Acquisitions present many risks and may disrupt our operations. We also may not realize the financial and strategic goals that were contemplated at the time of the transaction.
Acquisitions are a part of our growth strategy, and we have made, and intend to continue to make, acquisitions to add centers, clients, new service offerings and complementary companies, products, or technologies, and from time to time may enter into other strategic transactions such as investments and joint ventures. Acquisitions involve numerous risks, including potential difficulties in the integration of acquired operations, such as bringing new centers through the re-licensing or accreditation processes, retaining families and enrollment, successfully implementing our curriculum programs, integration of systems and technology, diversion of management’s attention and resources in connection with an acquisition and its integration, loss of key employees or key contract arrangements of the acquired operations, and failure of acquired operations to effectively and timely adopt our internal control processes and other policies. Additionally, the acquisition of new service offerings or emerging services may present operational and integration challenges, particularly with respect to companies that have significant or complex operations or that provide services where we do not have significant prior experience. With any acquisition, the financial and strategic goals that were contemplated at the time of the transaction may not be realized due to increased costs, undisclosed liabilities not covered by insurance or by the terms of the acquisition, write-offs or impairment charges relating to goodwill and other intangible assets, and other unexpected integration costs. We also may not have success in identifying, executing and integrating acquisitions in the future. The occurrence of any of these risks could have an impact on our business, results of operation, financial condition or cash flows, particularly in the event of a larger acquisition or concurrent acquisitions. For information on our acquisition growth strategy, see Item 1, “Business — Our Growth Strategy.”
Significant competition in our industry could adversely affect our results of operations.
We compete for enrollment and sponsorship of our early education and child care centers in a highly-fragmented market. For enrollment, we compete with center-based child care (such as residential and worksite child care centers, full- and part-time nursery schools, private and public elementary schools and religious faith-affiliated and other not-for-profit providers) as well as family child care (operated out of the caregiver’s home). In addition, alternatives to organized child care, such as relatives and nannies caring for children, can represent lower cost options to our services. For sponsorship, we compete primarily with large community-based child care companies with divisions focused on employer sponsorship and with regional child care providers who target employer sponsorship. We believe that our ability to compete successfully depends on a number of factors, including quality of care, site convenience, breadth of service offering and cost. We often face a price disadvantage to our competition, which may have access to greater government support, greater name recognition or lower operating or compliance costs. In addition, certain competitors may be able to operate with little or no rental expense and sometimes do not comply or are not required to comply with the same health, safety, and operational regulations with which we comply. Therefore, we may be unable to continue to compete successfully against current and future competitors.
In our back-up care and educational advisory services segments, we face competition from existing providers and new entrants into the market. We believe our ability to compete in these markets is dependent on prices for services, quality and timeliness of service delivery, and our digital platforms and offerings. However, competitors may seek to provide alternative offerings or undercut pricing in these markets. If we are unable to maintain our competitive advantage, our growth could be adversely impacted and our future operating results negatively impacted.
Governmental child care benefit programs could reduce the demand for our services or impact our revenue and profitability.
National, state or local child care benefit programs comprised primarily of subsidies in the form of tax credits or other direct government financial aid to parents may provide us opportunities for expansion in additional markets. However, a broad-based benefit with governmentally mandated or funded child care or preschool, such as universal pre-K, could reduce the demand for early care services at our existing early education and child care centers due to the availability of lower cost care alternatives, or could place downward pressure on the tuition and fees we charge, which could adversely affect our revenues and results of operations. Some states and local jurisdictions currently offer universal pre-K or preschool programs in which we may or may not participate as a service provider. If these programs were to significantly expand, or our participation were constrained by program limitations or insufficient funding, it could have an adverse effect on our business, financial condition or results of operations. While we receive limited government support, any reduction at the federal, state and local level, including as a result of changes in government policies, priorities or programs, such as grants and other subsidies, could further impact our results of operations. Additionally, changes in government support programs in our international jurisdictions, such as the reduction of government-funded tuition subsidies, or legislation aimed at the cost of child care, such as tuition caps, could reduce the demand for our services in these markets or reduce revenue, adversely impacting our results of operations.

Litigation, Insurance, Tax and Regulatory Risks
Our business activities subject us to litigation risks that may lead to significant reputational damage, monetary damages and other remedies and increase our litigation expense.
Because of the nature of our business, we are subject to claims and litigation from time to time and may be subject to future claims, including unasserted claims and matters, alleging negligence, inadequate supervision, illegal, inappropriate or abusive behavior, health and safety failures, or other grounds for liability arising from injuries or other harm to the people we serve, primarily children. We are, and in the future may be, subject to employee claims based on, among other things, discrimination, harassment or wrongful termination. These claims and lawsuits could result in damages and other costs that our insurance may be inadequate to cover, may inhibit our ability to purchase adequate insurance coverages, may increase future insurance premium costs, or may result in licensing suspensions or revocation. In addition to diverting our management resources, such allegations may result in publicity that may materially and adversely affect us, our brands and our reputation, regardless of the validity of any such allegations. Any such claim or the publicity resulting from claims may have a material adverse effect on our business, reputation, results of operations and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for our services from employer sponsors and families.
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
We currently maintain the following key types of commercial insurance policies: workers’ compensation, commercial general liability (including coverage for sexual and physical abuse, and student accident coverage), professional liability, automobile liability, excess and “umbrella” liability, commercial property coverage, employment practices liability, commercial crime coverage, fiduciary liability, privacy breach/cyber liability and directors’ and officers’ liability. A portion of our general liability coverage is provided by our wholly-owned captive insurance company. These policies are subject to various limitations, exclusions and deductibles and certain claims may not be covered by such policies and/or exceed policy limits. There is no assurance that our insurance, particularly coverage for sexual and physical abuse, will adequately cover our claims or damages, or continue to be readily available to us in the form or amounts we have been able to obtain in the past. As a consequence of our insurance claims experience, changes in the insurance or reinsurance markets, or other conditions affecting the availability of traditional insurance products to us, our insurance premiums could materially increase, we may need to increase or expand the coverages or limits purchased by our wholly-owned captive insurance company, or we may need to obtain other risk management or insurance program alternatives, all of which could increase costs and materially and adversely affect our business and operating results.
Changes in laws and regulations could impact the way we conduct business.
Our early education and child care centers, back-up care, and educational advisory services are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other areas, the adequacy of buildings and equipment, licensed capacity, teacher-to-child ratios, educational qualifications and training of staff, record keeping, dietary program, daily curriculum, hiring practices, and compliance with federal and local labor laws and regulations, health and safety standards and requirements, and data privacy statutes. In addition to costs associated with compliance and changing laws and regulations in the United States and internationally, failure to comply with applicable regulations and requirements could subject us to governmental sanctions, which can include fines, corrective orders, probation or, in more serious cases, suspension or revocation of one or more of our child care centers’ licenses to operate, and require significant expenditures to bring those centers into compliance. Additionally, changes in federal, state and local legislation or regulations regarding human capital management could increase compliance costs and obligations, impede our ability to recruit and retain talent, or our brand or reputation may be harmed.

Our tax rate is dependent on a number of factors, a change in any of which could impact our future tax rates and net income.
As a global company, we are subject to income and other taxes in the United States and foreign jurisdictions, and our future tax rates and operations may be adversely affected by a number of factors, including: changes in tax rates, tax laws or the interpretation of such tax laws in the various jurisdictions in which we operate; changes in the estimated realization of our deferred tax assets and settlement of our deferred tax liabilities; changes in the jurisdictions in which profits are determined to be earned and taxed; incremental taxes upon repatriation of non-U.S. earnings; limitations on the deductibility of interest expense; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility, from one quarter to another. Deductions associated with stock-based compensation may not be realized as a result of decreases in our stock price. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net income in those periods and any increases in income tax rates or changes in income tax laws could have a material adverse impact on our financial results.
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
We are also subject to inherent risks attributed to operating in a global economy. As of December 31, 2024, we had 420 centers located in four foreign countries - the United Kingdom, the Netherlands, Australia and India. If the international markets in which we compete are affected by changes in political, social, legal, economic, or other factors, such as adverse global economic conditions, including slower growth or recession, higher interest rates, and foreign currency exchange rate fluctuations, our business and operating results may be materially and adversely affected. Our international operations may subject us to additional risks that differ in each country in which we operate, and such risks may negatively affect our results. The factors impacting the international markets in which we operate may include changes in laws and regulations affecting the operation of child care centers, parent or tuition subsidies or other government financial support, the imposition of restrictions on currency conversion or the transfer of funds, or increases in the taxes paid and other changes in applicable tax laws.
Our business is exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
As a multinational company, we conduct our business in a variety of markets and are therefore subject to market risk for changes in foreign currency exchange rates. Instability in European and other financial markets, or other geopolitical events, such as adverse global economic conditions, could cause fluctuations in exchange rates that may adversely affect our revenues and net earnings. Approximately 28% of our revenue was generated outside the United States in 2024. While most of our revenues, costs and debts are denominated in U.S. dollars, revenues and costs from our operations outside of the United States are denominated in the currency of the country in which the services are provided, and these currencies could become less valuable as a result of exchange rate fluctuations. Such changes in foreign currency exchange rates could materially and adversely affect our business and operating results.

Market Related Risks
We cannot guarantee that we will repurchase our common stock pursuant to our stock repurchase program or that our stock repurchase program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
On December 16, 2021, our board of directors authorized a share repurchase program under which up to $400 million of our outstanding common stock may be repurchased, of which $113.7 million remained available as of December 31, 2024. Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Stock may be purchased from time to time, in the open market at prevailing market prices, in private transactions, under Rule 10b5-1 plans, or by other means, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. The existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock and short-term stock price fluctuations could reduce the program’s effectiveness.
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
•strategic decisions by us or our competitors, such as acquisitions, divestitures, initial public offerings, spin-offs, joint ventures, strategic investments, share repurchases or changes in business strategy;
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
•changes in general market and economic conditions, changes in tax laws and regulations; and
•the other risk factors listed in this “Risk Factors” section.
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
Pursuant to our certificate of incorporation, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.
Provisions in our charter documents and Delaware law may deter takeover efforts that could be beneficial to stockholder value.
Our certificate of incorporation and amended and restated bylaws (“bylaws”) and Delaware law contain provisions that could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors (through our 2027 Annual Meeting of Stockholders) and limitations on actions by our stockholders, including the need for super majority approval to amend, alter, change or repeal specified provisions of our certificate of incorporation and bylaws, a prohibition on the ability of our stockholders to act by written consent and limitations on the ability of our stockholders to call a special meeting. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change our direction or management may be unsuccessful.
Our certificate of incorporation generally provides that the Court of Chancery of the State of Delaware or, solely if such court does not have subject matter jurisdiction thereof, the United States District Court for the District of Delaware, will be the exclusive forum for certain types of legal actions and proceedings that may be initiated by our stockholders, and the United States federal district courts will be the exclusive forum for legal actions arising under the Securities Act of 1933, as amended (the “Securities Act”), which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or, solely if such court does not have subject matter jurisdiction thereof, the United States District Court for the District of Delaware, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current and former directors, officers or other employees to us or our stockholders or any claim for aiding and abetting such alleged breach, (iii) any action asserting a claim against us or any of our current or former directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws, or (v) any other action asserting a claim against us or any of our current or former directors, officers or other employees that is governed by the internal affairs doctrine. Our certificate of incorporation further provides that, to the extent permitted by law, unless we consent in writing to the selection of an alternative forum, the United States federal district courts will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
The exclusive forum provision in our certificate of incorporation will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We recognize the critical importance of maintaining the safety and security of our information technology systems and data. Management’s approach to assessing, identifying and managing cybersecurity and information security risks and threats is embedded in our overall Enterprise Risk Management (“ERM”) program. Management, in turn, reports up to our Board of Directors (the “Board”), which is responsible for oversight of risk, including with respect to cybersecurity threats and information security.
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
Our CISO, under the supervision and direction of the CIO, is responsible for developing and implementing our information security program. Our Executive Committee, made up of senior leaders across the organization, including our CIO, receives periodic reports from our CIO on both the state of our IT department and Information Security Office and on our cybersecurity programs.
Our Board administers its risk oversight role directly and through its committee structure. While our Board has ultimate responsibility for overseeing our cyber risk, our Audit Committee oversees risks related to cybersecurity threats, data protection, data privacy and business continuity. Our Audit Committee regularly discusses and, at least annually, reviews with management, including our CIO, CISO, and Global Privacy Officer, our cyber, information security, and data privacy risks and programs. This review includes risk assessments, the implementation of policies, procedures, processes and controls for the management of risks, management’s actions to identify and detect cyber threats and incidents, the results of tests and assessments and updates on our programs to manage disaster recovery, data privacy and compliance. Our management team also provides updates to the Board periodically.
Our IT department and Information Security Office, supported by our Global Privacy Office, regularly evaluate cybersecurity risks. Cybersecurity risks are considered within our ERM framework, which are assigned risk owners to develop and manage mitigation programs. Our annual ERM program is reviewed and overseen by the Audit Committee and is presented to the Board annually. We maintain an internal Privacy and Security Steering Committee, co-chaired by our CISO and Global Privacy Officer and made up of members from IT, legal, privacy and international operations, which is tasked with review of, and oversight over, our privacy and data security programs, policies and strategy. Our Governance, Risk and Compliance Committee, made up of members of legal, operations, human resources and Internal Audit as well as our CISO, provides additional support for ERM assessment and governance by monitoring our ERM program, and engaging with compliance functions across the organization to identify gaps, support corrective action plans and promote best practices. Our internal control over financial reporting, including key business process controls and IT general controls, are reviewed and tested by our Internal Audit function annually.
Assessment, Identification and Mitigation of Cybersecurity Threat Risk
Our cybersecurity threat strategy is based on prevention, detection and mitigation using layered defenses, continuous assessment, monitoring through logging and correlation, vulnerability scans, cyber threat intelligence, end-point detection and response (EDR), and regular defense testing through simulations, penetration tests and table top exercises. While our cybersecurity policies, practices and programs may vary by location or by service line, our overall cybersecurity management program is based on the ISO 27001 standard. Our Information Security Office regularly monitors alerts and threat levels, trends, and remediation efforts, conducts post-incident reviews, conducts maturity testing to assess our processes and procedures and the threat landscape, reviews our operational policies and procedures, and conducts an annual risk assessment as described above. We believe that these steps are useful tools in identifying and assessing risks, giving our team key information and insights used to manage those risks to help protect our clients, families, employees, vendors, investors, and our data and intellectual property.

Employees are required to complete a cybersecurity training annually specific to their role and we also require employees in certain other roles to complete additional role-based, specialized cybersecurity trainings. We have a set of policies and procedures addressing information security concerns governed by our Written Information Security Program (WISP), other policies that directly or indirectly relate to cybersecurity, such as encryption standards, antivirus protection, remote access, multi-factor authentication, confidential information as well as policies related to the use of the internet, social media, email and electronic devices. These policies go through an internal review process and are approved by our internal Policy Board or Privacy and Security Steering Committee. We currently maintain a System and Organization Controls (“SOC”) Type 2 report for material applications and ISO 27001 and ISO 27701 certifications for the United States and United Kingdom. Annually, our Internal Audit function conducts a security audit in accordance with the ISO 27001 standard.
Third parties also play a role in our cybersecurity risk management and strategy. We contract with a third-party cybersecurity incident response team to assist in the management of cybersecurity threats. We also engage and rely on third-party cyber and information security providers for cybersecurity applications and infrastructure to protect our network, systems and data.
Incident Response and Reporting
In the event of a cybersecurity incident, we follow an Incident Response Manual and process led by our CISO which governs our assessment, response, escalation and notifications process, both internally and externally. Depending on the nature and severity of an incident, this process includes review by an incident response team, made up of members of the Information Security Office, with escalating notifications up to our CIO, Legal Department, CFO, and CEO followed by our Audit Committee and the full Board.
Oversight of Third-Party Providers
When engaging with third-party providers or suppliers with access to our network, systems or data or a third party providing cybersecurity support or infrastructure, we assess and evaluate their cybersecurity and disaster recovery preparedness. Depending on location and level of access to data, vendors complete an information security questionnaire and/or provide an independent information security audit report and, for vendors unable to provide such audit reports, we take additional steps to assess their cybersecurity preparedness. We also include security and privacy addenda in our supplier contracts where applicable. Our assessment of cybersecurity threats associated with our third-party providers is part of our overall cybersecurity risk management framework.
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
Item 2. Properties
Our corporate headquarters are located in Newton, Massachusetts, where we lease approximately 110,000 square feet of office space. We also lease approximately 30,000 square feet for our contact center and regional administrative offices in Colorado, as well as spaces for regional administrative offices in the United Kingdom, the Netherlands, and Australia. We also lease a number of early education and child care centers in the geographies in which we operate. We do not consider any of our properties, including our corporate headquarters, to be material to our operations.
As of December 31, 2024, we operated 1,019 early education and child care centers across the United States, and in the United Kingdom, the Netherlands, Australia and India, of which 118 were owned, with the remaining centers being operated under operating leases or service agreements. Leases typically have initial terms ranging from 10 to 15 years, generally with renewal options.

The following table summarizes the locations of our early education and child care centers as of December 31, 2024:

Location	Number of Centers
United States	599
United Kingdom	268
Australia	80
Netherlands	70
India	2
1,019
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
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
Set forth below is certain information about our executive officers. Ages are as of December 31, 2024.
Stephen H. Kramer, age 54, has served as Chief Executive Officer and a director of the Company since January 2018 and as President of the Company since January 2016. Mr. Kramer served as the Chief Development Officer from January 2014 until January 2016 and as Senior Vice President, Strategic Growth & Global Operations from January 2010 until December 2013. He served as Managing Director, United Kingdom from January 2008 until December 2009. He joined Bright Horizons in September 2006 through the acquisition of College Coach, which he co-founded and led for eight years.
Elizabeth J. Boland, age 65, has served as Chief Financial Officer of the Company since June 1999. Ms. Boland joined Bright Horizons in September 1997 and served as Chief Financial Officer and, subsequent to the merger between Bright Horizons and Corporate Family Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. She served as Treasurer from October 2016 until September 2020 and again between December 2023 and July 2024. Prior to joining Bright Horizons, Ms. Boland served as Chief Financial Officer and Vice President-Finance at various companies. From 1981 to 1990, Ms. Boland worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager. Ms. Boland served as a member of the Board of The Children’s Place, Inc. (Nasdaq: PLCE) from May 2019 to February 2024, having served on the Audit Committee from May 2019 to May 2023 and on the Compensation Committee from May 2023 to February 2024.
Mary Lou Burke Afonso, age 60, has served as Chief Operating Officer, North America Center Operations of the Company since January 2016 and is a 29-year veteran of the Company. Ms. Burke Afonso served as the Company’s Executive Vice President of North America Center Operations from January 2014 until December 2015 and, from January 2005 to December 2013, she served as Senior Vice President, Client Relations. Throughout her tenure, she has also held other leadership positions in Finance, Center Operations, Business Operations, Client Relations, and College Coach.  Prior to joining Bright Horizons in 1995, Ms. Burke Afonso served as the controller for BOSE Corporation in France and worked on the audit staff at Price Waterhouse, LLP in Boston.
John G. Casagrande, age 66, has served as General Counsel of the Company since January 2010 and as Secretary since December 2019. Mr. Casagrande joined Bright Horizons in 2005 as Senior Counsel, Special Projects through the Company’s acquisition of ChildrenFirst, Inc., where he served as its legal counsel for eight years. Mr. Casagrande was employed as an Associate at Palmer and Dodge LLP from 1987 through 1995.
Mandy Berman, age 54, has served as Chief Operating Officer, Back-up Care and Emerging Care Services since February 2023. Prior to re-joining the Company, Ms. Berman served as Chief Operating Officer of Marathon Health, a leading provider of employer-sponsored health centers nationwide, from September 2020 to January 2023, and Chief Operating Officer of 42 North Dental, a New England-based dental support organization, from March 2019 to August 2020. Previously, Ms. Berman served as Executive Vice President and Chief Administrative Officer of the Company from January 2016 to February 2019 when she was responsible for Back-up Care, IT, and client reporting. From January 2014 until December 2015, Ms. Berman served as Executive Vice President, Back-up and Global Operations and, from September 2005 to December 2013, she served as Vice President, Back-up Care Operations and then Senior Vice President, Back-up Care Operations. Ms. Berman first joined the Company through the acquisition of ChildrenFirst, Inc. in 2005. Ms. Berman has served as a member of the Board of HarborOne Bank (NASDAQ: HONE) since 2019.
Ros Marshall, age 65, has served as Managing Director, International since July 2022. Ms. Marshall joined the Company as Managing Director, United Kingdom in January 2020. Prior to joining the Company, Ms. Marshall was the Chief Executive Officer of Taaleem from 2013 to 2019, the second largest international school group in the United Arab Emirates. From 2010 to 2013, Ms. Marshall served as Chief Executive Officer of Kidsunlimited Group Limited, which was acquired by Bright Horizons in 2013. Ms. Marshall was awarded an OBE in 2021 for services to Education, the British Council, and the National Children's Orchestra of Great Britain.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
Our common stock is listed on the NYSE under the ticker symbol “BFAM.”
As of February 14, 2025, there were 12 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
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
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended December 31, 2024:

Period	Total Number of Shares (or Units) Purchased (1) (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2) (c)	Approximate Dollar Value of Shares/Units that May Yet Be Purchased Under the Plans or Programs (In thousands) (3) (d)
October 1, 2024 - October 31, 2024	—	$—	—	$198,290
November 1, 2024 - November 30, 2024	582,069	$112.42	580,000	$133,095
December 1, 2024 - December 31, 2024	175,150	$111.39	174,090	$113,708
	757,219		754,090
(1)The Company purchased an aggregate of 3,129 shares during the three months ended December 31, 2024, which shares were withheld for tax payments due upon the vesting of employee restricted stock and restricted stock unit awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our share repurchase authorization.
(2)The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The Company purchased 754,090 shares under the board-authorized program during the three months ended December 31, 2024. The share repurchase program has no expiration date. All repurchased shares have been retired.
(3)The number shown represents, as of the end of each period, the approximate dollar value of the Company's outstanding common stock that may yet be purchased under the Company’s publicly announced share repurchase program as described in footnote (2) above. Such shares may be purchased, from time to time, depending on business and market conditions.

Equity Compensation Plans
The following table provides information as of December 31, 2024 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,261,696	$82.78	1,231,562
Equity compensation plans not approved by security holders	—	—	—
Total	2,261,696	$82.78	1,231,562
(1)The number of securities includes 848,868 shares that may be issued upon the settlement of restricted stock units and performance restricted stock units. The restricted stock units and performance restricted stock units are excluded from the weighted average exercise price calculation.
Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the total return to stockholders of our common stock for the past five years through December 31, 2024, relative to the total return of the following:
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

$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Bright Horizons Family Solutions Inc.
NYSE Composite Index
Russell Midcap Growth Index

	Years ended December 31,
	2019	2020	2021	2022	2023	2024
Bright Horizons Family Solutions Inc.	$100.00	$115.09	$83.74	$41.97	$62.67	$73.71
NYSE Composite Index	$100.00	$106.99	$129.11	$117.04	$133.16	$154.19
Russell Midcap Growth Index	$100.00	$135.59	$152.84	$112.00	$140.97	$172.13
Note: Underlying data provided by Zacks Investment Research, Inc.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses our results of operations for the fiscal years ended December 31, 2024 and 2023 and provides comparisons between such fiscal years. For discussion and comparison for the fiscal years ended December 31, 2023 and 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “might,” “could,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “opportunity,” “continues,” “estimates,” “possible,” “potential,” “anticipates” or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statements. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

Overview
We are a leading provider of high-quality education and care, including early education and child care, back-up and family care solutions, and workforce education services that are designed to help families, employers and their employees solve the challenges of the modern workforce and thrive personally and professionally. We provide services primarily under multi-year contracts with employers who offer early education and child care, back-up care, and educational advisory services as part of their employee benefits package in an effort to support employees across life and career stages and to improve recruitment, employee engagement, productivity, retention, and career advancement.
At December 31, 2024, we operated 1,019 early education and child care centers, consisting of 599 centers in North America and 420 centers internationally. We have the capacity to serve approximately 115,000 children in the United States, the United Kingdom, the Netherlands, Australia and India. We seek to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.
At December 31, 2024, we had more than 1,450 client relationships with employers across a diverse array of industries, including more than 220 Fortune 500 companies. At December 31, 2024, we managed child care centers on behalf of single employers in the following industries and also managed lease/consortium locations in approximately the following proportions:

	Percentage of Centers
Classification	North America	International
Employer locations:
Healthcare and Pharmaceuticals	20.0%	2.0%
Government and Higher Education	12.5	2.0
Financial Services	7.5	2.0
Consumer	7.5	—
Technology	5.0	—
Professional Services and Other	5.0	—
Industrial/Manufacturing	2.5	1.0
	60.0	7.0
Lease/consortium locations	40.0	93.0
	100.0%	100.0%
Our reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory services. Full service center-based child care includes traditional center-based early education and child care, preschool, and elementary education. Back-up care consists of center-based back-up child care, in-home care for children and seniors, school age programs (including camps and tutoring), pet care, self-sourced reimbursed care, and Sittercity, an online marketplace for families and caregivers. Educational advisory services includes tuition assistance and student loan repayment program management, workforce education, related educational advising, and college admissions counseling services. Effective January 1, 2024, we realigned our organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. As a result, the back-up care reportable segment now includes the Sittercity operations, which were previously reported in the educational advisory and other services segment. Segment information for 2023 has been recast to conform to the current year presentation. Additional information about our operations, structure and services is included in “Business — Our Operations” in Item 1 of this Annual Report on Form 10-K. Additional segment information is included in Note 18, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
During the year ended December 31, 2024, we saw solid year-over-year revenue growth, with a 10% increase in revenue for our full service center-based child care segment and net enrollment growth of 4% as centers continue to grow enrollment. To track our continued progress, we monitor same-center occupancy for a cohort of centers that has been operating since the 2021 fall enrollment cycle. Same-center occupancy represents utilization for each respective center and is calculated as the average full-time enrollment divided by the total operating capacity during the period. This cohort of centers totaled 768 centers as of December 31, 2024. For the quarter ended December 31, 2024, 39% of these centers were more than 70% enrolled, 45% were between 40-70% enrolled and 16% were less than 40% enrolled, which reflects improved occupancy when compared to the same period in the prior year. We also saw strong growth in back-up care with a 16% year-over-year increase in revenue as a result of increased utilization.

While we continue to see year-over-year growth and progress, we are navigating a dynamic operating environment that is impacted by increased operating costs, a tight labor market, varying enrollment demands, shifting work demographics, and challenging macroeconomic conditions. We continue to monitor and respond to the changing conditions and operating environments, and the evolving needs of clients, families and children, including the optimization of our portfolio of centers through the routine closure of underperforming centers to accommodate evolving changes in demand in the markets we serve. As a result of changing conditions, there has been an elevated number of center closures in recent years, totaling 56 in 2024 and 49 in 2023, in addition to the impairment of certain assets. While we continue to review the portfolio of centers and monitor workforce changes in certain markets, such as return to office policies, we expect to close fewer centers in 2025. Where possible, we shift enrollment and teachers to other centers at nearby locations.
As we continue to navigate this dynamic operating environment, we remain committed to serving the needs of families, clients and our employees. We are confident in our value proposition, business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing market conditions. Our ability to continue to increase operating income in the future, will depend upon our ability to continue to regain and sustain the following characteristics of our business and our strategic growth priorities:
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
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023

	(In thousands, except percentages)
Revenue	$2,686,013	100.0%	$2,418,257	100.0%
Cost of services	2,066,407	76.9%	1,886,533	78.0%
Gross profit	619,606	23.1%	531,724	22.0%
Selling, general and administrative expenses	354,645	13.2%	327,068	13.5%
Amortization of intangible assets	18,342	0.7%	33,415	1.4%
Income from operations	246,619	9.2%	171,241	7.1%
Interest expense — net	(48,761)	(1.8)%	(51,609)	(2.2)%
Income before income tax	197,858	7.4%	119,632	4.9%
Income tax expense	(57,667)	(2.2)%	(45,409)	(1.8)%
Net income	$140,191	5.2%	$74,223	3.1%

Adjusted EBITDA (1)	$409,286	15.2%	$352,117	14.6%
Adjusted income from operations (1)	$277,753	10.3%	$212,602	8.8%
Adjusted net income (1)	$203,184	7.6%	$164,263	6.8%
(1)Adjusted EBITDA, adjusted income from operations and adjusted net income are financial measures that are not determined in accordance with generally accepted accounting principles in the United States (“GAAP”), which are commonly referred to as “non-GAAP financial measures.” Refer to “Non-GAAP Financial Measures and Reconciliation” below for a reconciliation of these non-GAAP financial measures to their most directly comparable financial measure determined under GAAP and for information regarding our use of non-GAAP financial measures.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Revenue. Revenue increased by $267.8 million, or 11%, to $2.7 billion for the year ended December 31, 2024 from $2.4 billion for the prior year. The following table summarizes the revenue and percentage of total revenue for each of our segments for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023		Change 2024 vs 2023

	(in thousands, except percentages)
Full service center-based child care	$1,961,785	73.1%	$1,780,615	73.6%	$181,170	10.2%
Tuition	1,780,961	90.8%	1,614,685	90.7%	166,276	10.3%
Management fees and operating subsidies	180,824	9.2%	165,930	9.3%	14,894	9.0%
Back-up care	610,112	22.7%	525,910	21.7%	84,202	16.0%
Educational advisory services	114,116	4.2%	111,732	4.7%	2,384	2.1%
Total revenue	$2,686,013	100.0%	$2,418,257	100.0%	$267,756	11.1%
Revenue generated by the full service center-based child care segment in the year ended December 31, 2024 increased by $181.2 million, or 10%, when compared to the prior year. Tuition revenue increased by $166.3 million, or 10%, when compared to the prior year, due to a 4% net increase in enrollment and average tuition rate increases at our child care centers of approximately 5%. Fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations also contributed to our revenue growth, increasing 2024 tuition revenue by approximately $9.2 million.
Management fees and operating subsidies from employer sponsors increased $14.9 million, or 9%, primarily due to higher operating subsidies required to support center operations as enrollment continues to increase, and due to a decrease in funding received from pandemic-related government support programs as most of the programs for which we were eligible expired in September 2023. Funding received from pandemic-related government support programs reduced certain center operating costs, which impact the related operating subsidies. During the year ended December 31, 2023, such funding reduced the operating subsidy revenue due from employers by $17.5 million.
Revenue generated by back-up care services in the year ended December 31, 2024 increased by $84.2 million, or 16%, when compared to the prior year. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based, in-home and school-age camp back-up care from new and existing clients.
Revenue generated by educational advisory services in the year ended December 31, 2024 increased by $2.4 million, or 2%, when compared to the prior year. Revenue growth in this segment was primarily attributable to increased utilization.
Cost of Services. Cost of services increased $179.9 million, or 10%, to $2.1 billion for the year ended December 31, 2024 from $1.9 billion for the prior year.
Cost of services in the full service center-based child care segment increased by $143.2 million, or 9%, to $1.7 billion in the year ended December 31, 2024, when compared to the prior year. The increase in cost of services was primarily associated with increased personnel costs related to expanded enrollment and wage rate increases. Personnel costs increased 7% during the year ended December 31, 2024 compared to the same period in the prior year. In addition to the personnel costs for the incremental 4% net enrollment increase noted above and premiums associated with the deployment of temporary staff to meet enrollment demands, we continue to invest in higher wages for our center staff, resulting in an increase of approximately 4% to the average hourly wage in 2024 compared to 2023. Cost of services also includes impairment costs of $29.8 million in 2024 and $32.0 million in 2023, primarily related to fixed assets and operating lease right of use assets. Additionally, most of the pandemic-related government support programs for which we were eligible ended September 2023. Funding received from pandemic-related government support programs reduced center operating expenses by $49.4 million in the year ended December 31, 2023. As noted above, a portion of the funding received from government support programs reduced the operating costs in certain employer-sponsored centers, which in turn reduced the operating subsidy revenue due from employers for the related child care centers by $17.5 million in the year ended December 31, 2023.
Cost of services in the back-up care segment increased by $34.9 million, or 12%, to $322.2 million in the year ended December 31, 2024, when compared to the prior year. The increase in cost of services correlates to the increase in revenue and is primarily associated with higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in personnel, marketing and technology to support our customer user experience and service offerings. Additionally, cost of services in 2024 also includes impairment costs of $1.1 million. Cost of services in 2023 included value-added tax expense of $4.0 million related to prior periods and impairment costs of $3.9 million related to fixed assets and operating lease right of use assets.

Cost of services in the educational advisory services segment increased by $1.8 million, or 3%, to $58.5 million in the year ended December 31, 2024, when compared to the prior year due to investments in personnel, product suite and technology to support customer access and user experience. We expect to make additional investments in this segment over the next few years as we further enhance our educational advisory offerings to meet the needs of the modern employer and employee.
Gross Profit. Gross profit increased by $87.9 million, or 17%, to $619.6 million for the year ended December 31, 2024 from $531.7 million for the prior year. Incremental gross profit contributions from higher utilization of back-up care services, as well as contributions from our full service center-based child care centers from enrollment growth, tuition price increases, improving operating leverage and lower impairment losses, were partially offset by reduced funding from pandemic-related government support programs. Gross profit margin was 23% of revenue for the year ended December 31, 2024, a 1% increase compared to 22% for the year ended December 31, 2023.
Selling, General and Administrative Expenses (“SGA”). SGA increased $27.5 million, or 8%, to $354.6 million for the year ended December 31, 2024 from $327.1 million for the year ended December 31, 2023, due to higher personnel costs, impairment costs of $3.0 million related to the full service center-based child care segment and a $2.3 million charge within the back-up care segment resulting from the early settlement of contingent consideration for a 2021 acquisition. SGA was approximately 13% of revenue for the year ended December 31, 2024, consistent with 2023.
Amortization of Intangible Assets. Amortization expense on intangible assets was $18.3 million for the year ended December 31, 2024, a decrease from $33.4 million in the prior year, primarily due to certain intangible assets becoming fully amortized during the period, partially offset by increases from intangible assets acquired in relation to the acquisitions completed in 2023 and 2024. Refer to Note 6, Goodwill and Intangible Assets, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details.
Income from Operations. Income from operations increased by $75.4 million, or 44%, to $246.6 million for the year ended December 31, 2024 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023		Change 2024 vs 2023

	(In thousands, except percentages)
Full service center-based child care	$53,699	2.7%	$9,396	0.5%	$44,303	471.5%
Back-up care	169,611	27.8%	135,704	25.8%	33,907	25.0%
Educational advisory services	23,309	20.4%	26,141	23.4%	(2,832)	(10.8)%
Income from operations	$246,619	9.2%	$171,241	7.1%	$75,378	44.0%
The change in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $44.3 million, or 472%, for the year ended December 31, 2024, when compared to the same period in 2023, primarily due to increases in tuition revenue from enrollment growth and tuition rate increases, partially offset by increased personnel costs, and a decrease of approximately $34 million in net contributions from pandemic-related government support as most of the programs for which we were eligible ended by September 30, 2023.
•Income from operations for the back-up care segment increased $33.9 million, or 25%, in the year ended December 31, 2024 when compared to the same period in 2023. Incremental contributions from the expanded utilization of back-up care services were partially offset by the related higher personnel and service provider costs. Additionally, income from operations in 2023 included value-added tax expense of $4.0 million related to prior periods.
•Income from operations for the educational advisory services segment decreased $2.8 million, or 11%, in the year ended December 31, 2024 when compared to the same period in 2023 due to personnel, product design, and technology platform investments to support revenue growth and business transformation.
Net Interest Expense. Net interest expense decreased to $48.8 million for the year ended December 31, 2024 from $51.6 million for the year ended December 31, 2023, due to lower average borrowings, lower outstanding deferred consideration from prior acquisitions, and higher interest income from invested cash balances in the current year. The blended weighted average interest rates for the term loans and revolving credit facility were 4.88% and 4.11% for the years ended December 31, 2024 and 2023, respectively, inclusive of the effects of cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 5.00% for 2025 inclusive of the effects of cash flow hedges.

Income Tax Expense. We recorded an income tax expense of $57.7 million during the year ended December 31, 2024, at an effective income tax rate of 29%, compared to income tax expense of $45.4 million, at an effective income tax rate of 38%, during the prior year. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the impact of unbenefited losses in certain foreign jurisdictions and the effects of excess (shortfall) tax benefit (expense) associated with the exercise or expiration of stock options and vesting of restricted stock. Net shortfall tax expense increased tax expense by $1.0 million in 2024 and by $2.9 million in 2023, due to lower volume of equity transactions and less tax shortfall realized on each transaction in 2024. Refer to Note 15, Stockholders’ Equity and Stock-based Compensation, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details. The effective income tax rate would have approximated 27% and 28% for the years ended December 31, 2024 and 2023, respectively, prior to the inclusion of the excess (shortfall) tax benefit (expense), other discrete items, and unbenefited losses in certain foreign jurisdictions.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $57.2 million, or 16%, and $65.2 million, or 31%, respectively, for the year ended December 31, 2024 over the comparable period in 2023 primarily due to the incremental gross profit contributions from the full service center-based child care segment resulting from enrollment growth and tuition price increases and from the back-up care segment resulting from increased utilization.
Adjusted Net Income. Adjusted net income increased $38.9 million, or 24%, for the year ended December 31, 2024 when compared to the same period in 2023, primarily due to the increase in adjusted income from operations and lower interest expense.

Non-GAAP Financial Measures and Reconciliation
In our quarterly and annual reports, earnings press releases and conference calls, we discuss key financial measures that are not calculated in accordance with GAAP to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP financial measures of adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are reconciled from their most directly comparable financial measures determined in accordance with GAAP as follows:

	Years Ended December 31,
	2024	2023

	(In thousands, except share data)
Net income	$140,191	$74,223
Interest expense — net	48,761	51,609
Income tax expense	57,667	45,409
Depreciation	79,576	77,266
Amortization of intangible assets (a)	18,342	33,415
EBITDA	344,537	281,922
Additional adjustments:
Impairment losses (b)	30,299	35,903
Stock-based compensation expense (c)	33,615	28,834
Other costs (d)	835	5,458
Total adjustments	64,749	70,195
Adjusted EBITDA	$409,286	$352,117

Income from operations	$246,619	$171,241
Impairment losses (b)	30,299	35,903
Other costs (d)	835	5,458
Adjusted income from operations	$277,753	$212,602

Net income	$140,191	$74,223
Income tax expense	57,667	45,409
Income before income tax	197,858	119,632
Amortization of intangible assets (a)	18,342	33,415
Impairment losses (b)	30,299	35,903
Stock-based compensation expense (c)	33,615	28,834
Other costs (d)	835	5,458
Interest on deferred consideration (e)	—	5,890
Adjusted income before income tax	280,949	229,132
Adjusted income tax expense (f)	(77,765)	(64,869)
Adjusted net income	$203,184	$164,263

Weighted average common shares outstanding — diluted	58,471,566	57,932,574
Diluted adjusted earnings per common share	$3.47	$2.84
(a)Amortization of intangible assets represents amortization expense, including amortization expense of approximately $8.5 million and $20.0 million for the years ended December 31, 2024 and 2023, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)Impairment losses represent impairment costs, primarily for long-lived assets, associated with our annual impairment assessment arising from center closures, changes in market assumptions and reduced operating performance at certain centers. For the year ended December 31, 2024, impairment losses recognized in the fourth quarter totaled $30.3 million, of which $29.2 million related to the full service center-based child care segment and $1.1 million related to the back-up care segment. For the year ended December 31, 2023, impairment losses recognized in the fourth quarter totaled $35.9 million, of which $32.0 million related to the full service center-based child care segment and $3.9 million related to the back-up care segment.
(c)Stock-based compensation expense represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

(d)Other costs in the year ended December 31, 2024 consist of costs incurred in connection with the December 2024 debt refinancing of $0.8 million allocated to the full service center-based child care segment. Other costs in the year ended December 31, 2023 consist of value-added tax expense of $5.5 million related to prior periods, of which $4.0 million was associated with the back-up care segment and $1.5 million was associated with the full service center-based child care segment.
(e)Interest on deferred consideration represents the imputed interest on the deferred consideration issued in connection with the July 1, 2022 acquisition of Only About Children. The deferred consideration was paid in January 2024.
(f)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 28% for each of the years ended December 31, 2024 and 2023.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are financial measures that are not calculated in accordance with GAAP (collectively referred to as the “non-GAAP financial measures”), and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, and stock-based compensation expense, and non-recurring costs, such as impairment losses, debt refinance costs, value-added tax expense related to prior periods and at times, other non-recurring costs, such as transaction costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement.
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
•adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt; and,
•although depreciation, amortization and impairments are non-cash charges, the assets being depreciated, amortized and impaired will often have to be replaced in the future, and adjusted EBITDA, adjusted income from operations and adjusted net income do not reflect any cash requirements for such replacements.
Because of these limitations, adjusted EBITDA, adjusted income from operations, and adjusted net income should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $110.3 million in cash ($123.7 million including restricted cash) at December 31, 2024, of which $45.5 million was held in foreign jurisdictions, compared to $71.6 million in cash ($89.5 million including restricted cash) at December 31, 2023, of which $32.1 million was held in foreign jurisdictions. Operations outside of North America accounted for 28% and 27% of our consolidated revenue for the years ended December 31, 2024 and 2023, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the years ended December 31, 2024 and 2023.
Our $400 million revolving credit facility is part of our senior secured credit facilities. At December 31, 2024 and 2023, $384.8 million and $380.7 million of the revolving credit facility was available for borrowing, respectively.
We had a working capital deficit of $283.4 million and $352.5 million at December 31, 2024 and December 31, 2023, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, deferred consideration issued in relation to an acquisition and from share repurchases. We anticipate that our cash flows from operating activities will continue to expand as our center enrollment and performance continues to improve. As we continue growing enrollment, we expect to allocate capital to investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt, including voluntary prepayments, and revolver, and share repurchases from time to time.
In January 2024, the Company paid deferred consideration of $106.5 million related to the 2022 acquisition of Only About Children.
During the year ended December 31, 2023, we participated in certain government support programs that were enacted in response to the economic impact of the pandemic. With the expiration of the child care stabilization grants on September 30, 2023, most of the pandemic-related government support programs for which we were eligible ended in 2023. During the year ended December 31, 2023, $49.4 million was recorded as a reduction to cost of services in relation to these benefits, of which $17.5 million reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the year ended December 31, 2023, $1.7 million was recorded to revenue related to amounts received for tuition support.
As of December 31, 2024, we had $845.7 million in lease liabilities, $102.1 million of which is short term in nature. Refer to Note 4, Leases, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on leases, including the maturity of the contractual obligations related to our lease liabilities.
The board of directors authorized a share repurchase program of up to $400 million of our outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date. During the year ended December 31, 2024, we repurchased 0.8 million shares for $84.6 million (resulting in a $0.4 million excise tax liability). There were no share repurchases during the year ended December 31, 2023. All repurchased shares have been retired, and at December 31, 2024, $113.7 million remains available for future repurchases under the Board-approved repurchase program.
We believe that funds provided by operations, our existing cash balances and borrowings available under our revolving credit facility will be adequate to fund all obligations and liquidity requirements for at least the next 12 months. However, if we were to experience disruption from events not in our control, such as a global health crisis, or if we were to undertake any significant acquisitions or make investments in the purchase of facilities for new or existing centers, we could require financing beyond our existing cash and borrowing capacity, and it could be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, or at all.

Cash Flows	Years Ended December 31,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$337,462	$256,140
Net cash used in investing activities	$(117,764)	$(126,936)
Net cash used in financing activities	$(183,814)	$(91,633)
Cash, cash equivalents and restricted cash — beginning of year	$89,451	$51,894
Cash, cash equivalents and restricted cash — end of year	$123,715	$89,451

Cash Provided by Operating Activities
Cash provided by operating activities was $337.5 million for the year ended December 31, 2024, compared to $256.1 million for 2023. The increase in cash provided by operations primarily relates to the increase in net income of $66.0 million, as well as higher cash provided by working capital arising from the timing of billings and payments when compared to the prior year.
Cash Used in Investing Activities
Cash used in investing activities was $117.8 million for the year ended December 31, 2024, compared to $126.9 million for the prior year, a decrease of $9.1 million. The decrease in cash used in investing activities was primarily related to a decrease in payments for acquisitions. During the year ended December 31, 2024, we invested $8.3 million in acquisitions, compared to an investment of $39.6 million during the prior year.
This decrease in cash used in investing activities was partially offset by an increase in net purchases of debt securities and other investments in 2024. Net purchases of debt securities by our captive insurance entity, using restricted cash, and other investments were $14.2 million in the year ended December 31, 2024, compared to net proceeds of $3.5 million during the prior year, a net increase in cash used of $17.7 million. In addition, during the year ended December 31, 2024, we had net investments of $95.3 million in fixed asset purchases for maintenance and refurbishments in our existing centers, technology across all segments, and new child care centers, compared to net investments of $90.8 million during the prior year, a net increase of $4.5 million.
We expect that in 2025 we will continue to spend on fixed asset additions related to new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology and equipment. As part of our growth strategy, we also expect to continue to make selective acquisitions.
Cash Used in Financing Activities
Cash used in financing activities was $183.8 million for the year ended December 31, 2024 compared to $91.6 million for the same period in 2023. The increase in cash used in financing activities during the year ended December 31, 2024 was related to payments for deferred and contingent consideration and share repurchases, offset by a decrease in net payments under our revolving credit facility.
During the year ended December 31, 2024, we made payments for deferred and contingent consideration of $103.9 million, of which $97.7 million related to the deferred consideration for the 2022 acquisition of Only About Children and $6.2 million related to the contingent consideration for a 2021 acquisition, compared to $0.2 million for payments of contingent consideration during the same period in 2023. During the year ended December 31, 2024, we used $84.6 million in cash for share repurchases, compared to no repurchases in 2023. These increases in cash used were partially offset by a decrease in net payments related to our revolving credit facility, which were $84.0 million during the ended December 31, 2023, compared to zero in the year ended December 31, 2024.
Additionally, proceeds received from the exercise of employee equity awards increased to $27.0 million in the year ended December 31, 2024 compared to $11.2 million in 2023, an increase of $15.8 million, due to a higher volume of transactions and higher exercise prices.
Debt
Our senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”), a $400 million term loan A facility (“term loan A”), and a $400 million multi-currency revolving credit facility (“revolving credit facility”).

Long term debt obligations were as follows:

	December 31,
	2024	2023

	(In thousands)
Term loan B	$583,500	$588,000
Term loan A	367,500	380,000
Deferred financing costs and original issue discount	(4,051)	(5,236)
Total debt	946,949	962,764
Less current maturities	(28,500)	(18,500)
Long-term debt	$918,449	$944,264

On December 11, 2024, the Company amended its existing senior secured credit facilities to, among other changes, reduce the applicable interest rates of the term loan B facility. The Company incurred $0.8 million in fees associated with this amendment in the year ended December 31, 2024, which were included in selling, general and administrative expenses.
The seven-year term loan B matures on November 23, 2028 and requires quarterly principal payments equal to 1% per annum of the aggregate principal amount of the term loan B as of December 11, 2024, the date the Company amended its senior secured credit facility, with the remaining principal balance due at maturity. The five-year term loan A matures on November 23, 2026 and requires quarterly principal payments equal to 2.5% per annum of the original aggregate principal amount of the term loan A in each of the first three years, 5% in the fourth year, and 7.5% in the fifth year. The remaining principal balance is due at maturity.
The revolving credit facility matures on May 26, 2026. At December 31, 2024 and December 31, 2023, there were no borrowings outstanding under the revolving credit facility and letters of credit outstanding under the revolver were $15.2 million and $19.3 million, respectively, with $384.8 million and $380.7 million available for borrowing, respectively.
Borrowings under the credit facilities are subject to variable interest. We mitigate our interest rate exposure with interest rate cap agreements. In June 2020, we entered into interest rate cap agreements with a total notional value of $800 million to provide us with interest rate protection in the event the one-month term SOFR rate increases above 0.9%. Interest rate cap agreements for $300 million notional value had an effective date of June 30, 2020 and expired on October 31, 2023, while interest rate cap agreements for another $500 million notional amount had an effective date of October 29, 2021 and expired on October 31, 2023. In December 2021, we entered into additional interest rate cap agreements with a total notional value of $900 million. Interest rate cap agreements for $600 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 2.4%. Interest rate cap agreements for $300 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 2.9%.
The blended weighted average interest rate for the term loans and revolving credit facility was 4.88%, and 4.11% for the years ended December 31, 2024 and 2023, respectively, including the impact of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 5.00% for 2025, inclusive of the effects of cash flow hedges. Based on the interest rates in effect as of December 31, 2024, interest payments on the outstanding principal balance of the term loans, including commitment fees on the revolving credit facility, are expected to range between $30 million and $60 million annually over the remaining term, prior to the inclusion of the effects of cash flow hedges. However, actual interest paid may be different from these estimates based on changes in interest rates and borrowings outstanding.
The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at December 31, 2024. Refer to Note 12, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
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

Our revenue recognition policy generally does not have significant judgments or estimates that significantly affect the determination of the amount, the allocation of the transaction price to performance obligations, or timing of revenue from contracts with customers. The nature of our services does not require significant judgment or estimates to determine when control transfers to the customer. Based on past practices and customer specific circumstances, we occasionally may grant concessions that impact the total transaction price. If the transaction price may be subject to adjustment, significant judgment may be required to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur. As of December 31, 2024 and 2023, there were no material estimates related to the constraint of cumulative revenue recognized.
Full-Service Center-Based Child Care
Our full-service center-based child care services include traditional center-based early education and child care, preschool, and elementary education. We provide center-based child care services under two principal business models: (1) a cost-plus model, where we are paid a fee by an employer client for managing a child care center on a cost-plus basis, and (2) a profit and loss (“P&L”) model, where we assume the financial risk of operating a child care center and provide care on either an exclusive or priority enrollment basis to the employees of an employer sponsor, as well as to families in the surrounding community. In both the cost-plus model and P&L model sponsored by an employer, the employer sponsor retains responsibility for the development of a new child care center (which is generally owned or leased by the sponsor), as well as ongoing maintenance and repairs. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services to their employees. Under all model types, we retain responsibility for all aspects of operating the child care center, including the hiring, training, supervising and compensating of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
Revenue generated from full-service center-based child care services is primarily comprised of monthly tuition paid by parents. Tuition is determined based on the age and developmental level of the child, the child’s attendance schedule, and the geographic location of the facility. The full-service child care offering provided to parents represents a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over time, which transfers daily. The tuition paid by parents is recognized on a daily basis, but for convenience is recorded on a monthly basis.
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
Back-Up Care Services
Back-up care services consist of center-based back-up child care, in-home child and senior care, school-age programs (including camps and tutoring), pet care, self-sourced reimbursed care and Sittercity, an online marketplace for families and caregivers. We provide back-up care services through our early education and child care centers, school-age programs and in-home caregivers, as well as through the back-up care network and through other providers. Our back-up care offers access to a contracted network of in-home service agencies and center-based providers in locations where we do not otherwise have in-home caregivers or child care centers with available capacity, to a network of tutoring service providers and third-party pet care providers. Self-sourced reimbursed care is a reimbursement program available to employer sponsors when other care solutions are not available, to provide payments to their employees to assist with the cost of self-sourced dependent care.

Back-up care revenue is primarily comprised of fixed and variable consideration paid by employer sponsors, and, to a lesser extent, co-payments collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for back-up care services are typically determined based on the number of back-up uses purchased, which may be fixed based on a specified number of uses or variable fees paid per use, and are generally billed monthly as services are rendered or in advance. Revenue for back-up care services is generally recognized over time as the services are performed and is recognized in the month the back-up services are provided. Allocation of the consideration earned as the service is performed is consistent with the overall allocation objective. Revenue for self-sourced reimbursed care and certain pet care is based on a fee earned for each transaction processed and is recorded on a net basis as we are acting as an agent, and is recognized in the month the transactions are processed.
In fiscal year 2024, we realigned our organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. As a result, effective January 1, 2024, the back-up care reportable segment includes the Sittercity operations. Revenue is primarily generated from subscriptions, comprised of fixed fees for the subscription period and, to a lesser extent, variable transaction fees collected from users at the point of service. Subscription fees are recognized on a straight-line basis using the time-elapsed method over the contract term, and variable transaction fees earned are allocated to that distinct transaction consistent with the overall allocation objective.
Educational Advisory Services
Our educational advisory services consist of tuition assistance and student loan repayment program management, workforce education, and related educational consulting services (“EdAssist”), and college admissions and college financing advisory services (“College Coach”). Educational advisory services revenue is primarily comprised of fixed and variable fees paid by employer clients for program management, coaching, and subscription of content, and, to a lesser extent, retail fees collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for educational advisory services are determined based on the expected number of program participants and the services selected, and are generally billed in advance. Revenue for EdAssist is recognized on a straight-line basis using the time-elapsed method over the contract term with additional charges recognized in the month the additional services are provided consistent with the overall allocation objective. Additionally, revenue for tuition assistance and student loan repayments is based on a fee earned for transactions processed and is recorded on a net basis as we are acting as the agent for the processing of the payment from clients to their employees, and is recognized in the month the payments are processed. Revenue for College Coach is recognized over the contract term as college admissions counseling and other advisory services are provided and customers receive the benefit.
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

Goodwill impairment assessments are performed at the reporting unit level. In performing the goodwill impairment test, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the services, regulatory developments, cost factors, and entity specific factors such as overall financial performance and projected results. If an initial qualitative assessment indicates that it is more likely than not that the carrying value exceeds the fair value of a reporting unit, an additional quantitative evaluation is performed. Alternatively, we may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, we compare the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next 10 years, applying a long-term growth rate to the final year, discounted using the applicable discount rate. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The Company recorded impairment charges related to goodwill of $4.2 million in the year ended December 31, 2024.
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
We review long-lived assets, including definite-lived intangible assets, for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Impairment is assessed by comparing the carrying amounts of the assets to the estimated undiscounted future cash flows over the assets remaining lives. If the estimated cash flows are less than the carrying amounts of the assets, an impairment loss is recognized to reduce the carrying amounts of the assets to its estimated fair value. The estimated fair value is determined based on discounting estimated cash flows, including consideration of market rates for leased assets. The impairment is allocated to the long-lived assets on a pro rata basis using the relative carrying amounts, but only to the extent the carrying amount of an asset is above its fair value. During the year ended December 31, 2024, we recorded impairment charges for long-lived assets of $30.9 million related to fixed assets, operating lease right-of-use assets and intangibles.
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
The assets and liabilities of our subsidiaries in the United Kingdom, the Netherlands, Australia, and India, whose functional currencies are the British pound, Euro, Australian dollar and Indian rupee, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, our consolidated income before income tax would have decreased by approximately $3.2 million for 2024.
Interest Rate Risk
Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our revolving credit facility and term loan facilities that are subject to variable interest rates, and income earned on our investments.
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
At December 31, 2024, we had borrowings outstanding of $951.0 million under our term loan facilities and no borrowings outstanding under our revolving credit facility, which were subject to a weighted average interest rate of 4.88% during the year ended December 31, 2024, including the impact of the interest rate cap agreements.
Based on the borrowings outstanding under the senior secured credit facilities during 2024, a hypothetical increase in interest rates of 100 basis points in 2024, would have had an immaterial impact to our interest expense for the year, inclusive of the impact of the interest rate hedge agreements.
These estimates assume the interest rate of each variable rate borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings subject to variable interest rates and the interest rate cap agreements in place at that time. Therefore, the estimated increase in interest expense as calculated above may not be indicative of future expenses. As of December 31, 2024, the fair value of our interest rate cap agreements was an asset of $14.7 million, of which $8.4 million was recorded in prepaid expenses and other current assets and $6.3 million was recorded in other assets on the consolidated balance sheet.
During the year ended December 31, 2024, our wholly-owned captive insurance entity purchased and sold marketable debt securities, which were classified as available-for-sale. As of December 31, 2024, the fair value of the available-for-sale debt securities was $33.7 million, with $11.7 million included in prepaid expenses and other current assets and $22.0 million in other assets on the consolidated balance sheet. Our investments primarily consist of U.S. Treasury and U.S. government agency securities, corporate bonds and certificate of deposits. As of December 31, 2024, a hypothetical increase in interest rates of 100 basis points would not have a material adverse impact on the fair value of our investment portfolio. Any unrealized gains or losses are recorded in accumulated other comprehensive loss and are realized if the debt securities are sold prior to maturity.
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
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bright Horizons Family Solutions Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company provides center-based early education and child care, back-up care, and educational advisory services to customers, which primarily consist of employer sponsors and parents. The Company generates revenue from services based on the nature of the promise and the consideration specified in contracts with customers. At contract inception, the Company assesses the services promised in the contract and identifies each distinct performance obligation. The transaction price of a contract is allocated to each distinct performance obligation using the relative stand-alone selling price and recognized as revenue when, or as, control of the service is passed to the customer. Revenue is primarily recognized over time as control of the service is transferred to the customer.
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
•We tested the effectiveness of controls over the recognition of revenue.
•With the assistance of our IT specialists, we performed the following:
◦Identified the significant systems used to process revenue transactions and tested the effectiveness of general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
◦Tested the effectiveness of system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.
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
•We performed procedures to test that transactions were recorded in the appropriate accounting period.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2025
We have served as the Company’s auditor since 2005.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$110,327	$71,568
Accounts receivable — net of allowance for credit losses of $3,571 and $2,317 at December 31, 2024 and 2023, respectively	283,336	281,710
Prepaid expenses and other current assets	102,368	93,621
Total current assets	496,031	446,899
Fixed assets — net	572,939	579,296
Goodwill	1,762,683	1,786,405
Other intangible assets — net	197,575	216,576
Operating lease right-of-use assets	725,897	774,703
Other assets	95,194	92,265
Total assets	$3,850,319	$3,896,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28,500	$18,500
Accounts payable and accrued expenses	304,541	259,077
Current portion of operating lease liabilities	102,090	100,387
Deferred revenue	305,098	272,891
Other current liabilities	39,170	148,578
Total current liabilities	779,399	799,433
Long-term debt — net	918,449	944,264
Operating lease liabilities	743,562	796,701
Other long-term liabilities	94,501	101,259
Deferred revenue	15,713	8,656
Deferred income taxes	20,299	33,155
Total liabilities	2,571,923	2,683,468
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,404,736 and 57,817,593 shares issued and outstanding at December 31, 2024 and 2023, respectively	57	58
Additional paid-in capital	622,618	645,894
Accumulated other comprehensive loss	(110,295)	(59,101)
Retained earnings	766,016	625,825
Total stockholders’ equity	1,278,396	1,212,676
Total liabilities and stockholders’ equity	$3,850,319	$3,896,144
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2024	2023	2022

	(In thousands, except share data)
Revenue	$2,686,013	$2,418,257	$2,020,487
Cost of services	2,066,407	1,886,533	1,541,834
Gross profit	619,606	531,724	478,653
Selling, general and administrative expenses	354,645	327,068	289,156
Amortization of intangible assets	18,342	33,415	31,912
Income from operations	246,619	171,241	157,585
Loss on foreign currency forward contracts	—	—	(5,917)
Interest expense — net	(48,761)	(51,609)	(39,486)
Income before income tax	197,858	119,632	112,182
Income tax expense	(57,667)	(45,409)	(31,541)
Net income	$140,191	$74,223	$80,641

Earnings per common share:
Common stock — basic	$2.42	$1.28	$1.38
Common stock — diluted	$2.40	$1.28	$1.37
Weighted average common shares outstanding:
Common stock — basic	57,931,572	57,717,102	58,344,817
Common stock — diluted	58,471,566	57,932,574	58,490,652
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2024	2023	2022

	(In thousands)
Net income	$140,191	$74,223	$80,641
Other comprehensive income (loss):
Foreign currency translation adjustments	(42,543)	29,008	(67,065)
Unrealized gain (loss) on cash flow hedges and investments, net of tax	(8,651)	(17,480)	33,795
Total other comprehensive income (loss)	(51,194)	11,528	(33,270)
Comprehensive income	$88,997	$85,751	$47,371
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2022	59,305,160	$59	$745,615	$—	$(37,359)	$470,961	$1,179,276
Stock-based compensation expense			28,111				28,111
Issuance of common stock under the Equity Incentive Plan	269,729	1	14,174				14,175
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(57,613)	—	(6,138)				(6,138)
Purchase of treasury stock				(182,342)			(182,342)
Retirement of treasury stock	(1,986,146)	(2)	(182,340)	182,342			—
Other comprehensive loss					(33,270)		(33,270)
Net income						80,641	80,641
Balance at December 31, 2022	57,531,130	58	599,422	—	(70,629)	551,602	1,080,453
Stock-based compensation expense			28,834				28,834
Issuance of common stock under the Equity Incentive Plan	319,925	—	20,230				20,230
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(33,462)	—	(2,592)				(2,592)
Other comprehensive income					11,528		11,528
Net income						74,223	74,223
Balance at December 31, 2023	57,817,593	58	645,894	—	(59,101)	625,825	1,212,676
Stock-based compensation expense			33,615				33,615
Issuance of common stock under the Equity Incentive Plan	385,064	—	33,493				33,493
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(43,831)	—	(5,350)				(5,350)
Purchase of treasury stock				(85,035)			(85,035)
Retirement of treasury stock	(754,090)	(1)	(85,034)	85,035			—
Other comprehensive loss					(51,194)		(51,194)
Net income						140,191	140,191
Balance at December 31, 2024	57,404,736	$57	$622,618	$—	$(110,295)	$766,016	$1,278,396
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023	2022

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140,191	$74,223	$80,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,918	110,681	106,142
Impairment losses and other non-cash items	41,379	48,399	17,480
Loss on foreign currency forward contracts	—	—	5,917
Stock-based compensation expense	33,615	28,834	28,111
Deferred income taxes	(9,929)	(11,716)	(9,644)
Changes in assets and liabilities:
Accounts receivable	(993)	(64,503)	(4,882)
Prepaid expenses and other current assets	2,711	(11,265)	(6,062)
Accounts payable and accrued expenses	30,644	25,999	19,958
Income taxes	(7,298)	3,477	(8,444)
Deferred revenue	40,182	48,362	(37,897)
Leases	(16,587)	(2,083)	(921)
Other assets	(9,040)	(5,379)	11,082
Other current and long-term liabilities	(5,331)	11,111	(13,010)
Net cash provided by operating activities	337,462	256,140	188,471
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(97,311)	(91,020)	(70,556)
Proceeds from the disposal of fixed assets	2,036	225	10,547
Purchases of debt securities and other investments	(52,597)	(16,050)	(25,106)
Proceeds from debt securities and other investments	38,375	19,538	23,392
Payments and settlements for acquisitions — net of cash acquired	(8,267)	(39,629)	(210,409)
Settlement of foreign currency forward contracts	—	—	(5,917)
Net cash used in investing activities	(117,764)	(126,936)	(278,049)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	156,500	402,500	295,000
Payments under revolving credit facility	(156,500)	(486,500)	(211,000)
Principal payments of long-term debt	(17,000)	(16,000)	(16,000)
Purchases of treasury stock	(84,597)	—	(182,570)
Proceeds from issuance of common stock upon exercise of options	27,005	11,184	13,235
Taxes paid related to the net share settlement of stock options and restricted stock	(5,350)	(2,592)	(6,138)
Payments of deferred and contingent consideration for acquisitions	(103,872)	(225)	(13,865)
Net cash used in financing activities	(183,814)	(91,633)	(121,338)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,620)	(14)	(2,471)
Net increase (decrease) in cash, cash equivalents and restricted cash	34,264	37,557	(213,387)
Cash, cash equivalents and restricted cash — beginning of year	89,451	51,894	265,281
Cash, cash equivalents and restricted cash — end of year	$123,715	$89,451	$51,894
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years ended December 31,
	2024	2023	2022

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$110,327	$71,568	$36,224
Restricted cash, included in prepaid expenses and other current assets	11,244	15,756	3,512
Restricted cash, included in other assets	2,144	2,127	12,158
Total cash, cash equivalents and restricted cash — end of year	$123,715	$89,451	$51,894

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$73,904	$73,996	$40,871
Cash received from cash flow hedges of interest rate risk	$23,589	$31,826	$7,320
Cash payments of income taxes	$75,653	$58,736	$50,202
Cash paid for amounts included in the measurement of lease liabilities	$162,882	$156,324	$143,732

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$2,473	$2,127	$2,704
Deferred or contingent consideration issued for acquisitions	$696	$—	$97,653
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$69,066	$54,741	$52,367
Restricted stock reclassified from other current liabilities to equity upon vesting	$6,488	$8,451	$4,030
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based early education and child care, back-up child and senior care, tuition assistance and student loan repayment program management, and educational advisory services for employers and families in the United States, the United Kingdom, the Netherlands, Australia and India. The Company provides services designed to help families, employers and their employees better integrate work and family life, primarily under multi-year contracts with employers who offer early education and child care, back-up and family care, and workforce education services, as part of their employee benefits packages in an effort to support employees across life and career stages and improve employee engagement.
As of December 31, 2024, the Company operated 1,019 early education and child care centers.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). The Company’s significant accounting policies are described below.
Effective January 1, 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. The Company’s Back-up Care segment now includes the Sittercity operations, which were previously reported in the Educational Advisory and Other Services segment. Segment information for 2023 and 2022 has been recast to conform to the current year presentation.
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
Concentrations of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed at December 31, 2024 and 2023.
Cash, Cash Equivalents, and Restricted Cash — Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of three months or less from the date of purchase.

The Company’s cash management system provides for the funding of the main bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks may be in excess of the cash balances at certain banks, creating book overdrafts. As of December 31, 2024 and 2023, book overdrafts of $6.6 million and $9.0 million, respectively, were included in accounts payable and accrued expenses on the consolidated balance sheet.
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
Activity in the allowance for credit losses was as follows:

	Years ended December 31,
	2024	2023	2022

	(In thousands)
Beginning balance	$2,317	$2,947	$3,006
Provision	2,383	803	1,277
Write offs and recoveries	(1,129)	(1,433)	(1,336)
Ending balance	$3,571	$2,317	$2,947
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

Goodwill impairment assessments are performed at the reporting unit level. In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s services, regulatory developments, cost factors, and entity specific factors such as overall financial performance and projected results. If an initial qualitative assessment indicates that it is more likely than not that the carrying value exceeds the fair value of a reporting unit, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, the Company compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next 10 years, applying a long-term growth rate to the final year, discounted using the applicable discount rate. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The Company performed a quantitative assessment for one reporting unit and a qualitative assessment for the remaining reporting units in the 2024 annual impairment review as of October 1, 2024. The Company performed a quantitative assessment for all reporting units in the 2023 annual impairment review as of October 1, 2023. The Company recorded impairment charges of $4.2 million in the year ended December 31, 2024, which was included in selling, general and administrative expenses. No goodwill impairment charges were recorded in the years ended December 31, 2023 or 2022.
The Company tests certain trade names that are determined to be indefinite-lived intangible assets by comparing the fair value of the trade names with their carrying value. The Company estimates the fair value by estimating the total revenue attributable to the trade names and applying market-derived royalty rates for guideline intangible assets, consistent with the initial valuation of the intangibles. No impairment losses were recorded in the years ended December 31, 2024, 2023 or 2022 in relation to these intangible assets.
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
In connection with the optimization of our portfolio of centers, the Company continues to monitor and respond to changing conditions and the changing needs of clients and families, including the routine closure of underperforming centers. As a result of this process, during the years ended December 31, 2024, 2023, and 2022, the Company reviewed long-lived assets, noting that certain asset groups were not recoverable, and recognized impairment losses of $30.9 million, $35.9 million, and $14.1 million, respectively, on fixed assets, operating lease right-of-use assets and definite-lived intangible assets for asset groups where the carrying amount exceeded the fair value. Impairment losses were included in cost of services. Refer to Note 14, Fair Value Measurements, for additional information.
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

Full Service Center-Based Child Care
The Company’s full service center-based child care includes traditional center-based early education and child care, preschool, and elementary education. The Company provides its center-based child care services under two principal business models: (1) a cost-plus model, where the Company is paid a fee by an employer client for managing a child care center on a cost-plus basis, and (2) a profit and loss (“P&L”) model, where the Company assumes the financial risk of operating a child care center and provides care on either an exclusive or priority enrollment basis to the employees of an employer sponsor, as well as to families in the surrounding community. In both the cost-plus model and P&L model sponsored by an employer, the employer sponsor retains responsibility for the development of a new child care center (which is generally owned or leased by the sponsor), as well as ongoing maintenance and repairs. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services to their employees. Under all model types, the Company retains responsibility for all aspects of operating the child care center, including the hiring, training, supervising and compensating of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
Revenue generated from full service center-based child care services is primarily comprised of monthly tuition paid by parents. Tuition is determined based on the age and developmental level of the child, the child’s attendance schedule, and the geographic location of the facility. The full service child care offering provided to parents represents a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over time, which transfers daily. The tuition paid by parents is recognized on a daily basis, but for convenience is recorded on a monthly basis.
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
Back-Up Care Services
Back-up care services consist of center-based back-up child care, in-home child and senior care, school-age programs (including camps and tutoring), pet care, self-sourced reimbursed care and Sittercity, an online marketplace for families and caregivers. The Company provides back-up care services through the Company’s early education and child care centers, school-age programs and in-home care providers, as well as through the back-up care network and through other providers. Bright Horizons back-up care offers access to a contracted network of in-home service agencies and center-based providers in locations where the Company does not otherwise have in-home care providers or centers with available capacity, to a network of tutoring service providers and to third-party pet care providers. Self-sourced reimbursed care is a reimbursement program available to employer sponsors when other care solutions are not available, to provide payments to their employees to assist with the cost of self-sourced dependent care.

Back-up care revenue is primarily comprised of fixed and variable consideration paid by employer sponsors, and, to a lesser extent, co-payments collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for back-up care services are typically determined based on the number of back-up uses purchased, which may be fixed based on a specified number of uses or variable paid per use, and are generally billed monthly as services are rendered or in advance. Revenue for back-up care services is generally recognized over time as the services are performed and is recognized in the month the back-up services are provided. Allocation of the consideration earned as the service is performed is consistent with the overall allocation objective. Revenue for self-sourced reimbursed care and certain pet care is based on a fee earned for each transaction processed and is recorded on a net basis as the Company is acting as an agent, and is recognized in the month the transactions are processed.
In fiscal year 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. As a result, effective January 1, 2024, the back-up care reportable segment includes the Sittercity operations. Revenue is primarily generated from subscriptions, comprised of fixed fees for the subscription period and, to a lesser extent, variable transaction fees collected from users at the point of service. Subscription fees are recognized on a straight-line basis using the time-elapsed method over the contract term, and variable transaction fees earned are allocated to that distinct transaction consistent with the overall allocation objective.
Educational Advisory Services
The Company’s educational advisory services consist of tuition assistance and student loan repayment program management, workforce education, and related educational consulting services (“EdAssist”), and college admissions and college financing advisory services (“College Coach”). Educational advisory services revenue is primarily comprised of fixed and variable fees paid by employer clients for program management, coaching, and subscription of content, and, to a lesser extent, retail fees collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for educational advisory services are determined based on the expected number of program participants and the services selected, and are generally billed in advance. Revenue for EdAssist is recognized on a straight-line basis using the time-elapsed method over the contract term with additional charges recognized in the month the additional services are provided consistent with the overall allocation objective. Additionally, revenue for tuition assistance and student loan repayments is based on a fee earned for transactions processed and is recorded on a net basis as the Company is acting as an agent for the processing of the payment from clients to their employees, and is recognized in the month the payments are processed. Revenue for College Coach is recognized over the contract term as college admissions counseling services and other advisory services are provided and customers receive the benefit.
Significant Judgments and Estimates
The Company generally does not have significant judgments or estimates that significantly affect the determination of the amount, the allocation of the transaction price to performance obligations, or timing of revenue from contracts with customers. The nature of the Company’s services does not require significant judgment or estimates to determine when control transfers to the customer. Based on past practices and customer specific circumstances, the Company occasionally may grant concessions that impact the total transaction price. If the transaction price may be subject to adjustment, significant judgment may be required to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur. As of December 31, 2024 and 2023, there were no material estimates related to the constraint of cumulative revenue recognized.
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
Leases — The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of December 31, 2024 and 2023, there were no material finance leases.

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
Equity Method Investments — The Company accounts for its investments in entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the investment is adjusted to reflect Bright Horizons’ proportionate share of the investees’ net earnings or losses, and is reduced by the amortization of embedded intangible assets. The Company reviews the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company accounts for its interests in a provider of full service center-based child care and back-up care services in Germany and a provider of early education and tutoring in the Netherlands using the equity method. In April 2024, the Company acquired the remaining shares outstanding of the provider of early education and tutoring in the Netherlands resulting in control and consolidation of the investment previously accounted for under the equity method. Refer to Note 5, Acquisitions, for additional information on this acquisition. The equity method investments are included in other assets on the consolidated balance sheet and, as of December 31, 2024 and 2023, the investment balance was $5.5 million and $9.4 million, respectively. The impact on the results of operations was immaterial for the years ended December 31, 2024, 2023 and 2022.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, primarily consist of U.S. Treasury and U.S. government agency securities, corporate bonds and certificates of deposits. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income or loss. Refer to Note 14, Fair Value Measurements, for additional information on the Company’s investments in debt securities.
Other Investments — The Company’s investments in equity securities are primarily in limited partnerships. The equity investments without readily determinable fair value are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions. The Company reviews such equity investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. As of December 31, 2024 and 2023, the equity investments were $6.1 million and $5.5 million, respectively, which were recorded in other assets on the consolidated balance sheet. Refer to Note 9, Other Assets, for additional information on the Company’s investments in equity securities.

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
Earnings Per Share — Earnings per share is calculated using the treasury method for the year ended December 31, 2024 and the two-class method for the years ended December 31, 2023 and 2022. Basic earnings per share is calculated by dividing the net income available to stockholders by the weighted-average common shares outstanding. Diluted earnings per share is calculated by dividing the net income available to stockholders by the weighted-average common shares and potentially dilutive securities outstanding during the period.
Government Support — The Company has participated in certain government support programs that were enacted in response to the economic impact of the COVID-19 pandemic. With the expiration of the child care stabilization grants on September 30, 2023, most of the pandemic-related government support programs for which the Company was eligible ended in 2023. The Company has applied the accounting principles within the International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, (“IAS 20”) framework to account for government grants received, which are recognized when there is reasonable assurance that the Company will (1) comply with the conditions associated with the grant and (2) receive the grant. Reasonable assurance is generally the same threshold as “probable” as defined in ASC 450, Contingencies, (i.e. “likely to occur”). When the Company has met the reasonable assurance threshold, it applies IAS 20 by recognizing governmental support received in the consolidated statement of income as a reduction to the related expenses that the assistance is intended to defray. Amounts received for tuition support are recognized as revenue if such payments are made on behalf of the customers. During the years ended December 31, 2023 and 2022, funding received from pandemic-related government support programs reduced center cost of services by $49.4 million and $86.8 million, respectively, of which $17.5 million and $31.7 million, respectively, reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the years ended December 31, 2023 and 2022, amounts received for tuition support of $1.7 million and $5.5 million, respectively, were recorded to revenue.

3. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Year ended December 31, 2024
North America	$1,268,916	$553,892	$114,116	$1,936,924
International	692,869	56,220	—	749,089
	$1,961,785	$610,112	$114,116	$2,686,013
Year ended December 31, 2023
North America	$1,165,554	$483,251	$111,732	$1,760,537
International	615,061	42,659	—	657,720
	$1,780,615	$525,910	$111,732	$2,418,257
Year ended December 31, 2022
North America	$1,002,406	$393,757	$105,267	$1,501,430
International	491,352	27,705	—	519,057
	$1,493,758	$421,462	$105,267	$2,020,487
The classification “North America” is comprised of the Company’s operations in the United States (including Puerto Rico) and the classification “International” includes the Company’s operations in the United Kingdom, the Netherlands, Australia and India. Revenue in the United States was substantially all of the revenue in North America. Revenue in the United Kingdom was $431.9 million in 2024, $368.5 million in 2023, and $325.8 million in 2022. Revenue associated with each of the other countries in which the Company operates was less than 10% of total revenue. On July 1, 2022, the Company acquired Only About Children, an operator of 75 child care centers in Australia. Refer to Note 5, Acquisitions, for additional information.
Effective January 1, 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. The Company’s Back-up Care segment now includes the Sittercity operations, which were previously reported in the Educational Advisory and Other Services segment. Segment information for 2023 and 2022 has been recast to conform to the current year presentation.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. The Company recognized $268.3 million, $220.1 million, and $254.2 million as revenue in the years ended December 31, 2024, 2023, and 2022, respectively, which was included in the deferred revenue balance at the beginning of each respective year. There were no significant changes in deferred revenue during the years ended December 31, 2024, 2023 and 2022 related to business combinations, impairments, cumulative catch-up or other adjustments other than related to the opening balance sheet for the Only About Children acquisition in 2022. Refer to Note 5, Acquisitions, for additional information.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original contract term of one year or less, or for variable consideration allocated to the unsatisfied performance obligation of a series of services. The transaction price allocated to the remaining performance obligations relates to services that are paid or invoiced in advance. The Company’s remaining performance obligations not subject to the practical expedients were not material at December 31, 2024.

4. LEASES
Lease Expense
The components of lease expense were as follows:

	Years ended December 31,
	2024	2023	2022

	(In thousands)
Operating lease expense (1)	$165,814	$173,549	$143,234
Variable lease expense (1)	45,305	43,419	40,522
Total lease expense	$211,119	$216,968	$183,756
(1)Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Operating lease expense for the years ended December 31, 2024, 2023, and 2022 includes impairment losses on operating lease right-of-use assets of $15.2 million, $21.0 million, and $2.8 million, respectively. Refer to Note 14, Fair Value Measurements, for additional information.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (in years)	9	10
Weighted average discount rate	7.0%	7.1%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of December 31, 2024:

Operating Leases

(In thousands)
2025	$143,987
2026	151,739
2027	141,747
2028	130,585
2029	114,598
Thereafter	494,727
Total lease payments	1,177,383
Less imputed interest	(331,731)
Present value of lease liabilities	845,652
Less current portion of operating lease liabilities	(102,090)
Long-term operating lease liabilities	$743,562
As of December 31, 2024, the Company did not have any material operating leases that have not yet commenced.

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
2024 Acquisitions
In April 2024, the Company acquired the remaining shares outstanding of a provider of early education and tutoring in the Netherlands for cash consideration of $1.3 million and contingent consideration of $0.7 million payable in 2026 and 2027, resulting in control and consolidation of an investment previously accounted for under the equity method. The Company had previously made investments totaling $8.4 million in this entity. The Company recorded goodwill of $10.2 million related to the full service center-based child care segment, which will not be deductible for tax purposes. In addition, the Company recorded intangible assets of $0.7 million that will be amortized over three to five years.
Additionally, during the year ended December 31, 2024, the Company acquired two centers in Australia in two separate business acquisitions, which were each accounted for as a business combination. The businesses were acquired for aggregate cash consideration of $7.2 million. The Company recorded goodwill of $6.8 million related to the full service center-based child care segment in relation to these acquisitions, which will not be deductible for tax purposes. In addition, the Company recorded intangible assets of $0.9 million that will be amortized over four years.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 31, 2024, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition, and were not material to the Company’s financial results.
During the year ended December 31, 2024, the Company paid deferred consideration of $106.5 million related to the 2022 acquisition of Only About Children. The acquisition date fair value of the deferred consideration of $97.7 million is presented as cash used in financing activities in the consolidated statement of cash flows while the accrued interest is presented as cash used in operating activities.
During the year ended December 31, 2024, the Company paid contingent consideration of $14.3 million related to a 2021 acquisition. The acquisition date fair value of the contingent consideration of $6.2 million is presented as cash used in financing activities in the consolidated statement of cash flows while the change in fair value is presented as cash used in operating activities.
2023 Acquisitions
During the year ended December 31, 2023, the Company acquired four centers in the United States and six centers in Australia, in five separate business acquisitions, which were each accounted for as a business combination. The businesses were acquired for aggregate cash consideration of $39.5 million, which was subject to adjustments from the settlement of the final working capital and acquired enrollment. The Company recorded goodwill of $37.2 million related to the full service center-based child care segment in relation to these acquisitions, of which $25.5 million will be deductible for tax purposes. In addition, the Company recorded intangible assets of $4.0 million that will be amortized over four years.
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

2022 Acquisitions
Only About Children
On July 1, 2022, the Company, through wholly-owned subsidiaries, completed the acquisition of the outstanding shares of Only About Children, a child care operator in Australia with approximately 75 early education and child care centers, for aggregate consideration of AU$450 million (USD$310 million), which was accounted for as a business combination. The Company paid approximately AU$300 million (USD$207 million), net of cash acquired and subject to customary purchase price adjustments, and paid an additional USD$106.5 million 18 months after closing, in January 2024, in accordance with the terms of the purchase agreement. In the fourth quarter of 2022, the Company reached an agreement with the sellers on the final net working capital acquired, resulting in a refund of AU$2.6 million (USD$1.8 million).
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

Pro forma (Unaudited)
Year ended December 31, 2022

(In thousands)
Revenue	2,089,404

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
6. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Balance at January 1, 2023	$1,481,936	$206,073	$39,843	$1,727,852
Additions from acquisitions	37,248	—	—	37,248
Adjustments to prior year acquisitions	1,202	—	—	1,202
Effect of foreign currency translation	18,878	1,225	—	20,103
Balance at December 31, 2023	1,539,264	207,298	39,843	1,786,405
Change in reportable segments	—	2,167	(2,167)	—
Additions from acquisitions	16,983	—	—	16,983
Adjustments to prior year acquisitions	110	—	—	110
Impairments	(4,179)	—	—	(4,179)
Effect of foreign currency translation	(36,259)	(377)	—	(36,636)
Balance at December 31, 2024	$1,515,919	$209,088	$37,676	$1,762,683
Effective January 1, 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. Goodwill impairments in the year ended December 31, 2024 related to an immaterial foreign reporting unit specializing in tutoring services.

The Company also has intangible assets, which consisted of the following at December 31, 2024 and 2023:

December 31, 2024:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	8 years	$394,098	$(383,127)	$10,971
Trade names	10 years	15,226	(9,111)	6,115
		409,324	(392,238)	17,086
Indefinite-lived intangible assets:
Trade names	N/A	180,489	—	180,489
		$589,813	$(392,238)	$197,575

December 31, 2023:	Weighted average amortization period	Cost	Accumulated amortization	Net carrying amount

		(In thousands)
Definite-lived intangible assets:
Customer relationships	11 years	$397,079	$(368,963)	$28,116
Trade names	10 years	19,664	(11,795)	7,869
		416,743	(380,758)	35,985
Indefinite-lived intangible assets:
Trade names	N/A	180,591	—	180,591
		$597,334	$(380,758)	$216,576
The Company recorded amortization expense of $18.3 million, $33.4 million, and $31.9 million in the years ended December 31, 2024, 2023, and 2022, respectively.
The Company estimates that it will record amortization expense related to intangible assets existing as of December 31, 2024 as follows:

Estimated amortization expense

(In thousands)
2025	$5,725
2026	3,988
2027	2,862
2028	1,587
2029	654
Thereafter	2,270
$17,086

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023

	(In thousands)

Insurance related items	$25,414	$7,649
Prepaid software and licenses	19,285	12,911
Investments in available-for-sale debt securities	11,699	22,005
Restricted cash	11,244	15,756
Prepaid income taxes	9,004	6,049
Interest rate cap derivatives	8,407	—
Prepaid rent and other occupancy costs	6,084	6,846
Other prepaid expenses and current assets	11,231	22,405
	$102,368	$93,621
Insurance related items include prepayments and recoveries from third party excess insurance policies. Additionally, a portion of the Company’s interest rate cap derivatives matures in 2025 and matured in 2023. Refer to Note 12, Credit Arrangements and Debt Obligations, for additional information on derivatives.
8. FIXED ASSETS
Fixed assets consisted of the following:

		December 31,
	Estimated useful lives	2024	2023

	(In years)	(In thousands)
Buildings	15 - 40	$200,230	$201,718
Furniture, equipment and software	3 - 10	342,618	326,542
Leasehold improvements	Shorter of the lease term or the estimated useful life	572,928	569,494
Land	—	94,319	96,237
Total fixed assets		1,210,095	1,193,991
Accumulated depreciation		(637,156)	(614,695)
Fixed assets — net		$572,939	$579,296
Fixed assets included construction in progress of $25.7 million and $26.0 million at December 31, 2024 and 2023, respectively, which was primarily comprised of leasehold improvements. The Company recorded depreciation expense of $79.6 million, $77.3 million, and $74.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized impairment losses of $15.1 million, $14.9 million, and $11.3 million, respectively, related to fixed assets. Refer to Note 14, Fair Value Measurements, for additional information.

9. OTHER ASSETS
Other assets consisted of the following:

	December 31,
	2024	2023

	(In thousands)
Deferred compensation	$23,541	$18,477
Investments in available-for-sale debt securities	22,022	1,859
Prepaid workers compensation	21,396	16,598
Interest rate cap derivatives	6,311	28,968
Investments in equity securities	6,087	5,465
Equity-method investments	5,469	9,359
Other assets	10,368	11,539
	$95,194	$92,265
A portion of the Company’s interest rate cap derivatives matures in 2025. Refer to Note 12, Credit Arrangements and Debt Obligations, for additional information on derivatives.
10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2024	2023

	(In thousands)
Accrued payroll and employee benefits	$141,973	$125,867
Accrued insurance liabilities	46,176	22,381
Accounts payable	32,840	24,803
Accrued provider fees	17,725	22,295
Other accrued expenses	65,827	63,731
	$304,541	$259,077
Accrued insurance primarily consisted of reserves for claims associated with workers’ compensation and general liability.
11. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	December 31,
	2024	2023

	(In thousands)
Customer amounts on deposit	$23,734	$29,025
Facility exit costs	4,650	—
Income taxes payable	3,120	1,039
Liability for unvested restricted stock	2,838	6,488
Deferred consideration payable for acquisitions	—	106,500
Other current liabilities	4,828	5,526
	$39,170	$148,578
At December 31, 2023, the Company had deferred consideration payable related to the 2022 acquisition of Only About Children. These amounts were paid in 2024 in accordance with the terms of the purchase agreement. Refer to Note 5, Acquisitions, for additional information.

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
Long-term debt obligations were as follows:

	December 31,
	2024	2023

	(In thousands)
Term loan B	$583,500	$588,000
Term loan A	367,500	380,000
Deferred financing costs and original issue discount	(4,051)	(5,236)
Total debt	946,949	962,764
Less current maturities	(28,500)	(18,500)
Long-term debt	$918,449	$944,264
On December 21, 2022, the Company amended its existing senior secured credit facilities to replace the LIBOR-based benchmark rate with a term SOFR benchmark rate, which did not alter the applicable interest rates held in effect prior to the change. The amendment was treated as a modification and the related transaction costs were expensed as incurred.
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 6.21% and 7.52% at December 31, 2024 and 2023, respectively, and the weighted average interest rate was 7.25%, 7.19%, and 3.75% for the years ended December 31, 2024, 2023, and 2022, respectively, prior to the effects of any interest rate hedge arrangements. There were no borrowings outstanding under the revolving credit facility at December 31, 2024 and December 31, 2023. The weighted average interest rate for the revolving credit facility was 7.81%, 7.73%, and 4.86% for the years ended December 31, 2024, 2023, and 2022, respectively. The effective interest rate on the revolving credit facility may fluctuate from borrowing to borrowing for various reasons, including changes in the term benchmark or base interest rate, and the selected borrowing cycle as rates can vary between under-30 day and over-30 day borrowings.
Term Loan B Facility
The seven-year term loan B matures on November 23, 2028 and requires quarterly principal payments equal to 1% per annum of the aggregate principal amount of the term loan B outstanding as of December 11, 2024, the date the Company amended its senior secured credit facility, with the remaining principal balance due at maturity.
On February 24, 2025, the Company notified its lenders of its intent to voluntarily prepay approximately $45 million of the outstanding principal balance on its Term Loan B at the end of the month.
On December 11, 2024, the Company amended its existing senior secured credit facilities to, among other changes, reduce the applicable interest rates of the term loan B facility by 25 basis points. In connection with the terms of this amendment, the applicable interest rate spread for the term loan B facility was further reduced by 25 basis points in January 2025, when the Company received a credit rating upgrade. The Company incurred $0.8 million in fees associated with this amendment in the year ended December 31, 2024 which were included in selling, general and administrative expenses.
Effective as of December 11, 2024, borrowings under the amended term loan B facility bear interest at a rate per annum of 1.00% over the base rate, or 2.00% over the selected term SOFR rate. The base rate is subject to an interest rate floor of 1.50% and the selected term SOFR rate is subject to an interest rate floor of 0.50%. Prior to the 2024 amendment, borrowings under the term loan B facility bore interest at a rate per annum of 1.25% over the base rate, or 2.25% over the adjusted term SOFR rate.
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

Revolving Credit Facility
The $400 million multi-currency revolving credit facility matures on May 26, 2026. At December 31, 2024 and December 31, 2023, there were no borrowings outstanding under the revolving credit facility. At December 31, 2024 and December 31, 2023, letters of credit outstanding were $15.2 million and $19.3 million, respectively, with $384.8 million and $380.7 million available for borrowing, respectively.
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
During the year ended December 31, 2024, the Company entered into a AU$5 million uncommitted working capital credit facility in Australia for short term borrowing purposes.
Debt Covenants
All obligations under the senior secured credit facilities are secured by substantially all the assets of the Company’s material United States subsidiaries. The senior secured credit facilities contain a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC (the Borrower), the Company’s wholly-owned subsidiary, and its restricted subsidiaries, to: incur liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of the Company’s subsidiaries; alter the business conducted; enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and consolidate or merge.
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp. (the Guarantor), the Company's direct subsidiary, to be a passive holding company, subject to certain exceptions. The Company is the ultimate parent of the Guarantor and the Borrower and the Company’s material assets are held, and operations are conducted, by the Borrower and its subsidiaries. The term loan A facility and the revolving credit facility require Bright Horizons Family Solutions LLC as the Borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio not to exceed 4.25 to 1.00. A breach of the applicable covenant is subject to certain equity cure rights.
Future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
2025	$28,500
2026	350,670
2027	5,835
2028	565,995
Total future principal payments	$951,000
Derivative Financial Instruments
The Company is subject to interest rate risk as all borrowings under the senior secured credit facilities are subject to variable interest rates. The Company's risk management policy permits using derivative instruments to manage interest rate and other risks. The Company uses interest rate cap agreements to manage a portion of the risk related to changes in cash flows from interest rate movements. On December 21, 2022, the Company amended its existing interest rate cap agreements in conjunction with the amendment to its senior secured credit facilities, and replaced the one-month LIBOR rate with the one-month term SOFR rate. In conjunction with this amendment, and in accordance with the expedients in ASU 2020-04 and 2021-01, Reference Rate Reform (Topic 848), the Company elected to apply the relief offered related to the change in reference rates, thereby not requiring dedesignation of the related cash flow hedging relationships.
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
The fair value of the derivative financial instruments was as follows:

		December 31,
Derivative financial instruments	Consolidated balance sheet classification	2024	2023

		(In thousands)
Interest rate caps - asset	Prepaid and other current assets	$8,407	$—
Interest rate caps - asset	Other assets	$6,311	$28,968
The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Year ended December 31, 2024
Cash flow hedges	$9,176	Interest expense — net	$21,120	$(11,944)
Income tax effect	(2,450)	Income tax benefit (expense)	(5,639)	3,189
Net of income taxes	$6,726		$15,481	$(8,755)

Year ended December 31, 2023
Cash flow hedges	$6,320	Interest expense — net	$30,383	$(24,063)
Income tax effect	(1,687)	Income tax benefit (expense)	(8,112)	6,425
Net of income taxes	$4,633		$22,271	$(17,638)

Year ended December 31, 2022
Cash flow hedges	$53,191	Interest expense — net	$7,457	$45,734
Income tax effect	(14,202)	Income tax benefit (expense)	(2,468)	(11,734)
Net of income taxes	$38,989		$4,989	$34,000

During the next 12 months, the Company estimates that a net gain of $9.3 million, pre-tax, will be reclassified from accumulated other comprehensive income and recorded to interest expense related to these derivative financial instruments.
13. INCOME TAXES
Income (loss) before income taxes consisted of the following:

	Years ended December 31,
	2024	2023	2022

	(In thousands)
United States	$234,098	$176,261	$159,772
Foreign	(36,240)	(56,629)	(47,590)
	$197,858	$119,632	$112,182
The allocation of income before income taxes may fluctuate year to year due to activity within the Bright Horizons consolidated group. Included in the United States and foreign income (loss) before income taxes is intercompany interest.
Income tax expense consisted of the following:

	Years ended December 31,
	2024	2023	2022

	(In thousands)
Current income tax expense:
Federal	$43,060	$39,421	$27,627
State	17,479	14,760	10,357
Foreign	7,057	2,944	3,201
	67,596	57,125	41,185
Deferred tax benefit:
Federal	(7,664)	(8,089)	(3,193)
State	(1,436)	(2,883)	(995)
Foreign	(829)	(744)	(5,456)
	(9,929)	(11,716)	(9,644)
Income tax expense	$57,667	$45,409	$31,541
The following is a reconciliation of the U.S. federal statutory rate to the effective rate on pretax income:

	Years ended December 31,
	2024	2023	2022

	(In thousands)
Federal income tax expense computed at statutory rate	$41,550	$25,123	$23,558
State income tax expense — net of federal income tax	12,755	10,041	8,008
Valuation allowance — net	4,721	8,235	3,661
Tax credits	(721)	(749)	(899)
Permanent differences and other — net	4,114	924	(733)
Stock-based compensation	812	2,297	(1,513)
Change to uncertain tax positions — net	(4,745)	741	(61)
Foreign rate differential	(819)	(1,203)	(480)
Income tax expense	$57,667	$45,409	$31,541
The effective income tax rate for 2024 was 29.1%. In 2024, income tax expense was increased by a total of $1.0 million, with $0.2 million in state income tax, for the net shortfall tax expense associated with the exercise or expiration of stock options and vesting of each type of restricted stock.
The effective income tax rate for 2023 was 38.0%. In 2023, income tax expense was increased by $2.9 million, with $0.6 million in state income tax, for the net shortfall tax expense associated with the exercise or expiration of stock options and vesting of each type of restricted stock.

The effective income tax rate for 2022 was 28.1%. In 2022, income tax expense was reduced by $2.0 million, net with a $0.5 million tax benefit in state income tax, for the net excess tax benefit associated with the exercise of stock options and vesting of each type of restricted stock.
The Organization for Economic Cooperation and Development introduced a framework to implement a global 15% minimum corporate tax (“Pillar Two”). The European Union issued a directive to its member states to enact the Pillar Two in their local laws effective after December 2023. A number of other countries have implemented similar legislation with effective dates in the year ended 2024. The Company has evaluated the impact of Pillar Two in the jurisdictions in which the Company operates and has determined no additional top-up tax is required.
Significant components of the Company’s net deferred tax liability were as follows:

	December 31,
	2024	2023

	(In thousands)
Deferred tax assets:
Reserve on assets	$746	$398
Net operating/capital loss carryforwards	16,178	10,239
Liabilities not yet deductible	12,630	9,996
Deferred revenue	4,227	3,020
Stock-based compensation	22,058	18,996
Operating lease liabilities	237,441	244,697
Other	5,693	4,996
Deferred tax assets	298,973	292,342
Less: valuation allowance	(23,725)	(18,215)
Total net deferred tax assets	275,248	274,127

Deferred tax liabilities:
Operating lease right-of-use assets	(199,612)	(207,317)
Intangible assets	(78,706)	(78,993)
Cash flow hedges	(3,040)	(6,228)
Depreciation	(14,189)	(14,744)
Total deferred tax liabilities	(295,547)	(307,282)
Net deferred tax liability	$(20,299)	$(33,155)
At December 31, 2024 and 2023, the Company had foreign net operating loss carryforwards of $57.0 million and $35.6 million, respectively, all of which had a valuation allowance offsetting the related deferred tax asset. These net operating losses can be carried forward indefinitely.
The Company assesses available positive and negative evidence to estimate if there is sufficient future taxable income (inclusive of reversing temporary differences) to recover the existing deferred tax assets. Based on the weight of evidence, the Company determined that it was more likely than not that a portion of the deferred tax assets would not be realized. During the years ended December 31, 2024 and 2023, the Company recorded a net additional valuation allowance of $5.5 million and $8.2 million, respectively, on foreign deferred tax assets, resulting in total valuation allowances of $23.7 million and $18.2 million, respectively. During the year ended December 31, 2023 the Company released a valuation allowance of $0.2 million on a U.S. deferred tax asset.
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

Uncertain Tax Positions
The changes in the unrecognized tax benefits were as follows:

	Years ended December 31,
	2024	2023	2022

	(In thousands)
Beginning balance	$2,280	$2,084	$2,584
Additions for tax positions of prior years	—	196	—
Settlements	—	—	(344)
Lapses of statutes of limitations	(2,150)	—	(156)
Ending balance	$130	$2,280	$2,084
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were immaterial for each of the years ended December 31, 2024, 2023 and 2022. Total interest and penalties accrued as of December 31, 2024 was less than $0.1 million. In 2024, the Company reduced unrecognized tax benefits by $2.2 million for lapse of statute of limitations. In 2023, the Company increased unrecognized tax benefits by $0.2 million for a prior year domestic tax position. In 2022, the Company reduced unrecognized tax benefits by $0.2 million for lapse of statute of limitations, and $0.3 million for settlements with certain states.
The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is $0.2 million, inclusive of interest. The unrecognized tax benefits may change over the next 12 months by $0.1 million.
The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for federal income tax returns is three years. The Company’s filings for the tax years 2021 through 2023 are subject to audit based upon the federal statute of limitations.
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return and the tax years from 2020 to 2023 are subject to audit. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.
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
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices or prices for similar instruments from active markets. As such, the Company’s long-term debt was classified as Level 2. As of December 31, 2024 and 2023, the estimated fair value approximated the carrying value of long-term debt.

Derivative Financial Instruments — The Company’s derivative financial instruments, comprised of interest rate cap agreements, are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps is classified as Level 2. As of December 31, 2024, the fair value of the interest rate cap agreements was $14.7 million, of which $8.4 million was recorded in prepaid expenses and other current assets and $6.3 million was recorded in other assets on the consolidated balance sheet. As of December 31, 2023, the fair value of the interest rate cap agreements was $29.0 million which was recorded in other assets on the consolidated balance sheet.
In 2022, the Company entered into foreign currency forward contracts in connection with an acquisition in Australia completed on July 1, 2022. During the year ended December 31, 2023, the Company recognized realized losses of $5.9 million in relation to these forwards due to fluctuations in the Australian dollar. Refer to Note 12, Credit Arrangements and Debt Obligations, for additional information on the foreign currency forward contracts.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, primarily consist of U.S. Treasury and U.S. government agency securities, corporate bonds and certificates of deposits. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value using quoted prices available in active markets and are classified as Level 1. As of December 31, 2024, the fair value of the available-for-sale debt securities was $33.7 million and was classified based on the instruments’ maturity dates, with $11.7 million included in prepaid expenses and other current assets and $22.0 million in other assets on the consolidated balance sheet. As of December 31, 2023, the fair value of the available-for-sale debt securities was $23.9 million, with $22.0 million included in prepaid expenses and other current assets and $1.9 million in other assets on the consolidated balance sheet.
At December 31, 2024 and 2023, the amortized cost was $33.7 million and $24.0 million, respectively. The debt securities held at December 31, 2024 had remaining maturities ranging approximately from less than one year to six years. Unrealized gains and losses, net of tax, and realized gains and losses, on available-for-sale debt securities were immaterial for the years ended December 31, 2024, 2023 and 2022.
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
The following table provides a roll forward of the recurring Level 3 fair value measurements:

	Years ended December 31,
	2024	2023

	(In thousands)
Beginning balance	$11,516	$8,997
Contingent consideration issued for acquisitions	696	—
Settlements of contingent consideration liabilities	(14,300)	(225)
Changes in fair value	2,182	2,744
Foreign currency translation	(26)	—
Ending balance	$68	$11,516
During the year ended December 31, 2024, contingent consideration liabilities of $14.3 million were paid related to an acquisition completed in 2021, which were originally due in 2026, but settled early and were paid in April 2024. During the year ended December 31, 2023, contingent consideration liabilities of $0.2 million were paid related to an acquisition completed in 2021. The contingent consideration liabilities outstanding as of December 31, 2024 relate to an acquisition completed in 2024. Refer to Note 5, Acquisitions, for additional information.

Nonrecurring Fair Value Estimates — During the years ended December 31, 2024, 2023, and 2022, the Company recognized impairment losses of $33.9 million, $35.9 million, and $14.1 million, respectively, primarily related to fixed assets and operating lease right-of-use assets.
The estimated fair value of the applicable long-lived assets was based on the fair value of the asset groups, calculated using a discounted cash flow model, with unobservable inputs. The fair value of the fixed assets was insignificant given the current and expected cash flows for the related centers and the valuation of the lease right-of-use-assets considered the amount a market participant would pay for use of the asset. The Company classified the long-lived assets as a Level 3 fair value measurement due to the lack of observable inputs used in the model.
15. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Preferred Stock
The Company has 25 million shares of authorized undesignated preferred stock available for issuance, of which none have been issued. The Company’s board of directors has the authority, without further action by stockholders, to issue up to 25 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of December 31, 2024 and 2023, no shares of preferred stock were outstanding.
Treasury Stock
The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the years ended December 31, 2024 and 2022, the Company repurchased 0.8 million shares for $84.6 million (resulting in a $0.4 million excise tax liability), and 2.0 million shares for $182.3 million, respectively. The Company did not repurchase shares during the year ended December 31, 2023. At December 31, 2024, $113.7 million remained available under the repurchase program.
Equity Incentive Plan
The Company’s 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated (the “Plan”), allows for the issuance of equity awards of up to 7.4 million shares of common stock. The Plan’s original authorization of 5.0 million shares was increased in 2019 by 2.4 million shares as approved by the Company’s stockholders on May 29, 2019. As of December 31, 2024, there were approximately 1.2 million shares of common stock available for grant. The equity awards that have been granted under the Plan consist of time-based stock options, restricted stock, restricted stock units, and performance restricted stock units, which are described below.
Stock-Based Compensation
The Company recognized the impact of stock-based compensation in its consolidated statement of income for the years ended December 31, 2024, 2023, and 2022 and did not capitalize any amounts on the consolidated balance sheet. In the years ended December 31, 2024, 2023, and 2022 the Company recorded stock-based compensation expense of $33.6 million, $28.8 million, and $28.1 million, respectively. Stock-based compensation expense of $31.7 million, $26.5 million, and $26.1 million was recorded in selling, general and administrative expenses in the years ended December 31, 2024, 2023, and 2022, respectively, and $1.9 million, $2.3 million, and $2.0 million was recorded in cost of services, respectively, in the consolidated statement of income in relation to all awards granted under the equity incentive plans. Stock-based compensation expense generated a deferred income tax benefit of $6.3 million, $5.6 million, and $6.5 million in the years ended December 31, 2024, 2023, and 2022, respectively.
The income tax net shortfall (benefit) realized from the exercise or expiration of stock options and vesting of restricted stock in the years ended December 31, 2024, 2023, and 2022 was $1.0 million, $2.9 million, and $(2.0) million, respectively.
As of December 31, 2024, there was $32.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over a weighted average remaining requisite service period of approximately two years. Estimated forfeitures are based on the Company’s historical forfeitures and is adjusted periodically based on actual results. There were no share-based awards classified as a liability during the year ended December 31, 2024.

Stock Options
Stock options granted under the Plan are subject to a service condition and generally expire in 10 years from date of grant or upon termination of the holder’s employment with the Company, unless such termination was due to death, disability or retirement, or unless otherwise determined by the administrator of the Plan. Stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant, generally have a requisite service period of three or five years, and are subject to graded vesting throughout the service term.
Stock-based compensation expense for stock options is based on the fair value of the award on the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years ended December 31,
	2024	2023	2022
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	40.7%	39.0%	35.0%
Risk free interest rate	4.2%	4.1%	1.9%
Expected life of options (years)	5.6	5.6	5.5
Weighted average fair value per share of options granted during the period	$51.28	$34.51	$44.25
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
The following table summarizes the stock option activity under the Company’s equity plan for the year ended December 31, 2024:

	Weighted Average Remaining Contractual Life (In years)
		Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2024	3.3	1,666,560	$129.29
Granted		55,755	115.65
Exercised		(274,591)	98.34
Forfeited/Expired		(72,180)	139.85
Outstanding at December 31, 2024	2.9	1,375,544	$134.37	$3.4
Exercisable at December 31, 2024	2.0	956,733	$135.82	$1.6
Vested and expected to vest at December 31, 2024	2.9	1,359,623	$134.45	$3.4
The fair value (pre-tax) of options that vested during the years ended December 31, 2024, 2023, and 2022 was $11.4 million, $14.4 million, and $12.9 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $7.2 million, $2.8 million, and $12.9 million, respectively. Cash proceeds from the exercise of stock options for the years ended December 31, 2024, 2023, and 2022 were $27.0 million, $11.8 million, and $10.1 million, respectively.

Restricted Stock, Restricted Stock Units, and Performance Restricted Stock Units
Restricted stock awards are granted to certain employees at the discretion of the board of directors as allowed under the Plan. Restricted stock awards generally vest on the earliest of the third anniversary of the grant date, a change in control of the Company, or the termination of employment by reason of death or disability, and are accounted for as non-vested stock. Restricted stock is generally sold for a price equal to 50% of the fair value of the Company’s common stock at the date of grant. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. The unvested shares of restricted stock participate equally in dividends with common stock. Restricted stock is considered legally issued at the date of grant, but is not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. All outstanding shares of restricted stock are expected to vest. During the years ended December 31, 2024 and 2023, there were no cash proceeds from the issuance of restricted stock. Cash proceeds from the issuance of restricted stock for the year ended December 31, 2022 was $3.1 million. Stock-based compensation expense for restricted stock awards is based on the intrinsic value of the award on the date of grant.
The following table summarizes the restricted stock activity under the Company’s equity plan for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Non-vested restricted stock shares at January 1, 2024	123,454	$76.83
Vested	(86,170)	82.20
Non-vested restricted stock shares at December 31, 2024	37,284	$64.41	$1.7
The fair value of restricted shares vested during the years ended December 31, 2024, 2023, and 2022 was $7.1 million, $7.9 million, and $4.0 million, respectively. There were no restricted stock awards granted during the years ended December 31, 2024 or 2023. The weighted average grant date fair value of restricted shares granted during the year ended December 31, 2022 was $64.41.
Restricted stock units are awarded to certain employees as allowed under the Plan and vest within three years after the date of the award. The awards allow for the issuance of a share of the Company’s common stock for each unit upon vesting. Restricted stock units are also awarded to members of the board of directors as allowed under the Plan and are vested upon award. The awards to members of the board of directors allow for the issuance of a share of the Company’s common stock for each unit upon the earliest of termination of service as a member of the board of directors or five years after the date of the award. The fair value of restricted stock unit awards is the closing market price of the Company’s common stock at the date of grant.
The following table summarizes the restricted stock unit activity under the Company’s equity plan for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Restricted stock units at January 1, 2024	620,922	$90.05
Granted	236,698	110.57
Converted	(24,303)	109.43
Forfeited	(41,924)	87.01
Restricted stock units at December 31, 2024	791,393	$95.79	$87.7
The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2024, 2023, and 2022 was $110.57, $80.22, and $99.91, respectively.
Performance restricted stock units are awarded to certain employees as allowed under the Plan and vest upon certain performance conditions being met. The awards allow for the issuance of a share of the Company’s common stock for each unit upon the achievement of stated performance goals, which are generally three years from the date of the award. The fair value of performance restricted stock unit awards is the closing market price of the Company’s common stock at the date of grant and assumes that the performance conditions will be achieved. If such goals are not met, no compensation cost is recognized and any previously recognized expense is reversed.

The following table summarizes the performance restricted stock unit activity under the Company’s equity plan for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Performance restricted stock units at January 1, 2024	32,724	$79.07
Granted	24,751	115.65
Performance restricted stock units at December 31, 2024	57,475	$94.82	$6.4
The weighted average grant date fair value of performance restricted stock units granted during the years ended December 31, 2024 and 2023 was $115.65 and $79.07, respectively. There were no performance restricted stock units granted during the year ended December 31, 2022.
16. EARNINGS PER SHARE
The following tables sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2024	2023	2022

	(In thousands, except share data)
Basic earnings per share:
Net income	$140,191	$74,223	$80,641
Allocation of net income to common stockholders:
Common stock	$140,191	$74,049	$80,298
Unvested participating shares	—	174	343
Net income	$140,191	$74,223	$80,641

Weighted average common shares outstanding:
Common stock	57,931,572	57,717,102	58,344,817
Unvested participating shares	54,476	145,813	249,263
Earnings per common share:
Common stock	$2.42	$1.28	$1.38

	Years ended December 31,
	2024	2023	2022

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$140,191	$74,049	$80,298
Plus: earnings allocated to unvested participating shares	—	174	343
Less: adjusted earnings allocated to unvested participating shares	—	(174)	(342)
Earnings allocated to common stock	$140,191	$74,049	$80,299

Weighted average common shares outstanding:
Common stock	57,931,572	57,717,102	58,344,817
Effect of dilutive securities	539,994	215,472	145,835
Weighted average common shares outstanding — diluted	58,471,566	57,932,574	58,490,652
Earnings per common share:
Common stock	$2.40	$1.28	$1.37
For the year ended December 31, 2024, basic and diluted earnings per share were calculated using the treasury method and for the years ended December 31, 2023 and 2022, basic and diluted earnings per share were calculated using the two-class method. Equity awards outstanding to purchase or receive 1.3 million, 1.8 million, and 2.0 million shares of common stock were excluded from diluted earnings per share for the years ended December 31, 2024, 2023, and 2022, respectively, since their effect was anti-dilutive. These equity awards may become dilutive in the future.
17. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2023	$(105,138)	$34,738	$(229)	$(70,629)
Other comprehensive income before reclassifications — net of tax	29,008	4,633	9	33,650
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	22,271	(149)	22,122
Net other comprehensive income (loss)	29,008	(17,638)	158	11,528
Balance at December 31, 2023	(76,130)	17,100	(71)	(59,101)
Other comprehensive income (loss) before reclassifications — net of tax	(42,543)	6,726	66	(35,751)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	15,481	(38)	15,443
Net other comprehensive income (loss)	(42,543)	(8,755)	104	(51,194)
Balance at December 31, 2024	$(118,673)	$8,345	$33	$(110,295)
(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.

18. SEGMENT AND GEOGRAPHIC INFORMATION
The Company is primarily organized based on the types of services it offers. Its reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory services. The full service center-based child care segment includes the traditional center-based early education and child care, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home care for children and seniors, school-age programs (including camps and tutoring), pet care, self-sourced reimbursed care, and Sittercity, an online marketplace for families and caregivers. The Company’s educational advisory services segment consists of tuition assistance and student loan repayment program management, workforce education, related educational advising, and college admissions counseling services.
Effective January 1, 2024, the Company realigned its organizational structure to better reflect synergies across certain business lines resulting in a change in reportable segments. The Company’s Back-up Care segment now includes the Sittercity operations, which were previously reported in the Educational Advisory and Other Services segment. Segment information for 2023 and 2022 has been recast to conform to the current year presentation.
Our CEO, who serves as the Chief Operating Decision Maker (“CODM”), is responsible for allocating resources and evaluating performance. The CODM assesses segment performance and allocates resources based on factors such as revenue, cost of services, gross profit, and income from operations. Additionally, the CODM utilizes segment gross profit and income from operations in the annual budgeting and forecasting process.
The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.

Revenue, cost of services, other expenses and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Year ended December 31, 2024
Revenue	$1,961,785	$610,112	$114,116	$2,686,013
Cost of services	1,685,730	322,151	58,526	2,066,407
Other expenses (1)	222,356	118,350	32,281	372,987
Income from operations (2)	$53,699	$169,611	$23,309	$246,619
Interest expense — net				(48,761)
Income before income tax				$197,858

Year ended December 31, 2023
Revenue	$1,780,615	$525,910	$111,732	$2,418,257
Cost of services	1,542,484	287,294	56,755	1,886,533
Other expenses (1)	228,735	102,912	28,836	360,483
Income from operations (3)	$9,396	$135,704	$26,141	$171,241
Interest expense — net				(51,609)
Income before income tax				$119,632

Year ended December 31, 2022
Revenue	$1,493,758	$421,462	$105,267	$2,020,487
Cost of services	1,269,549	220,823	51,462	1,541,834
Other expenses (1)	211,272	85,682	24,114	321,068
Income from operations (4)	$12,937	$114,957	$29,691	$157,585
Loss on foreign currency forward contracts				(5,917)
Interest expense — net				(39,486)
Income before income tax				$112,182
(1)Other expenses for each reportable segment includes selling, general and administrative expenses and amortization expense.
(2)For the year ended December 31, 2024, income from operations for the full-service center-based child care segment included $32.8 million of impairment losses and $0.8 million of other costs incurred in connection with the December 2024 debt refinancing. Income from operations for the back-up care segment included $1.1 million of impairment losses. Refer to Note 14, Fair Value Measurements, for additional information on impairment losses and Note 12, Credit Arrangements and Debt Obligations, for additional information on the debt refinancing.
(3)For the year ended December 31, 2023, income from operations for the full service center-based child care segment included $32.0 million of impairment losses and $1.5 million of value-added tax expense related to prior periods, and income from operations for the back-up care segment included $3.9 million of impairment losses and $4.0 million of value-added tax expense related to prior periods. Refer to Note 14, Fair Value Measurements, for additional information on impairment losses and Note 2, Summary of Significant Accounting Policies, for additional information on the value-added tax expense related to prior periods.
(4)For the year ended December 31, 2022, income from operations for the full service center-based child care segment included $14.1 million of impairment losses, $9.2 million of transaction costs related to acquisitions, and $1.9 million of costs incurred in relation to a cybersecurity incident. Refer to Note 14, Fair Value Measurements, for additional information on impairment losses.
Depreciation and amortization expense totaled $97.9 million, $110.7 million, and $106.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, of which approximately 90% related to the full service center-based child care segment.

Refer to Note 3, Revenue Recognition, for revenue by geographic region. Fixed assets by geographic region were as follows:

	December 31,
	2024	2023	2022

	(In thousands)
North America	$313,839	$319,732	$326,711
International	259,100	259,564	244,760
Total fixed assets	$572,939	$579,296	$571,471
The classification “North America” is comprised of the Company’s operations in the United States (including Puerto Rico) and the classification “International” includes the Company’s operations in the United Kingdom, the Netherlands, Australia and India. All of the fixed assets in North America were located in the United States, and fixed assets located in the United Kingdom were $205.9 million, $201.9 million, and $186.5 million at December 31, 2024, 2023, and 2022, respectively. Fixed assets associated with each of the other countries in which the Company operates were less than 10% of total fixed assets.
19. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees in the United States. To be eligible for the 401(k) Plan, an employee must be at least 20 years of age and have completed their eligibility period of 60 days of service from date of hire. The 401(k) Plan is funded by elective employee contributions of up to 75% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company matches 25% of employee contributions for each participant on employee contributions of up to 8% of the employee’s compensation after one year of service. Expense under the 401(k) Plan, consisting of Company contributions and plan administrative expenses paid by the Company, totaled approximately $6.1 million, $5.3 million, and $4.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company maintains other defined contribution and defined benefit pension plans that cover eligible employees in the United Kingdom, the Netherlands and Australia. These plans are generally funded by employee and employer contributions. Expense under these plans, including employer contributions, totaled approximately $26.4 million, $21.4 million, and $13.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company maintains a Non-qualified Deferred Compensation Plan (the “NQDC Plan”) for eligible employees. Eligible employees are employees who have capped contribution levels in the existing 401(k) Plan due to the thresholds dictated by the IRS definition of “highly compensated” employees, as well as other employees at the Company’s discretion. The NQDC Plan is funded by elective employee contributions of up to 50% of their base compensation and up to 100% of other forms of compensation, as defined. Under the NQDC Plan, the Company matches 25% of employee contributions for each participant up to $2,500. The Company holds investments in company-owned life insurance policies to offset the Company’s liabilities under the NQDC Plan. Total investments included in other assets in the consolidated balance sheet were $23.5 million at December 31, 2024. NQDC Plan liabilities, included in other current and long-term liabilities in the consolidated balance sheet, were $1.9 million and $21.7 million at December 31, 2024, respectively. At December 31, 2023, total investments included in prepaid expenses and other current assets and in other assets in the consolidated balance sheet were $1.6 million and $18.5 million, respectively. NQDC Plan liabilities, included in other current and long-term liabilities in the consolidated balance sheet, were $1.5 million and $17.4 million at December 31, 2023, respectively.
20. COMMITMENTS AND CONTINGENCIES
Letters of Credit
At December 31, 2024, the Company had 60 letters of credit outstanding used to guarantee certain rent payments for up to $2.1 million. These letters of credit are secured by cash deposits, which are included in other assets in the consolidated balance sheet. The Company also had 86 letters of credit outstanding used to guarantee certain rent payments for up to $9.5 million. Additionally, letters of credit totaling $15.2 million reduced availability in the U.S. revolving credit facility as collateral for our wholly-owned captive insurance entity. No amounts have been drawn against these letters of credit.
Litigation
The Company is a defendant in certain legal matters in the ordinary course of business and records accruals for outstanding legal matters when the Company believes it is probable that a loss has been incurred, and the amount can be reasonably estimated. The Company’s accruals for outstanding legal matters are not material, individually or in the aggregate, to the Company’s consolidated financial position. Management believes the resolution of such pending legal matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows, although the Company cannot predict the ultimate outcome of any such actions.

Insurance and Regulatory
The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan. Additionally, a portion of the general liability coverage is provided by the Company’s wholly-owned captive insurance entity. Management believes that the amounts accrued for these obligations are sufficient and that ultimate settlement of such claims or costs associated with claims made under these plans will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The net assets of the captive insurance subsidiary were not material to the consolidated financial statements as of December 31, 2024 and 2023, respectively.
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
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, such disclosure controls and procedures were effective.
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
Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.
Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Independent Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which follows below.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bright Horizons Family Solutions Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2025

Item 9B. Other Information
On December 12, 2024, Mary Lou Burke Afonso, Chief Operating Officer, North America Center Operations, adopted a stock trading plan for the sale of up to 8,000 shares of the Company’s common stock until October 31, 2025. This trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.
Other than as disclosed above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted an insider trading policy regarding securities transactions (the “Insider Trading Policy”) that applies to the directors, officers, employees, consultants, and contractors of the Company and its subsidiaries. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of our securities, as well as the applicable rules and regulations of the NYSE. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
Information regarding our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.” The remaining information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2024 (the “Definitive Proxy Statement”) under the headings “Election of Directors,” “Corporate Governance and Director Independence” and “Board of Directors and Committees of the Board” and is incorporated herein by reference.
Item 11. Executive Compensation
Except for information regarding securities authorized under our equity compensation plans as set forth in Item 5 of this Annual Report on Form 10-K under the caption “Equity Compensation Plans,” the information required by this item will be contained in our Definitive Proxy Statement under the headings “Director Compensation,” “Executive Compensation,” “CEO Pay Ratio,” “Pay versus Performance,” “Compensation Committee Report” and “Board of Directors and Committees of the Board” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for information regarding our dividend policy included in Item 5 of this Annual Report on Form 10-K, the information required by this item will be contained in our Definitive Proxy Statement under the heading “Stock Ownership Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our Definitive Proxy Statement under the headings “Corporate Governance and Director Independence” and “Transactions with Related Persons” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in our Definitive Proxy Statement under the heading “Audit Committee Matters” and is incorporated herein by reference.
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
3.1
Form of Third Amended and Restated Certificate of Incorporation of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-35780, filed June 7, 2024)

3.2	Amended and Restated Bylaws of Bright Horizons Family Solutions Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, File No. 001-35780, filed June 7, 2024)
4.1*	Description of Registrant's Securities registered pursuant to the Securities Exchange Act of 1934
10.1.1
Credit Agreement, as amended and restated as of November 7, 2016, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., JPMorgan Chase Bank, N.A., the Lenders and other parties thereto, as previously named (incorporated by reference to Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K, filed March 1, 2017)

10.1.2
Amendment Agreement, dated as of November 23, 2021, including the Second Amended and Restated Credit Agreement, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as the 2021 Term B Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 24, 2021)

10.1.3
First Amendment to Second Amended and Restated Credit Agreement, dated December 21, 2022, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as the 2021 Term B Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K, filed February 28, 2023)

10.1.4
Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 11, 2024, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, File No. 001-35780, filed December 11, 2024)

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
10.19†
Form of Non-Statutory Stock Option Agreement (Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.20†
Form of Restricted Stock Unit Agreement (Directors) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.21†
Form of Restricted Stock Agreement under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of June 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 7, 2017)

10.22†
Amended and Restated Severance Agreement between Bright Horizons Family Solutions LLC and John Casagrande (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed on February 27, 2020)

10.23†
Amended and Restated Service Agreement between Bright Horizons Family Solutions Limited and Rosamund Marshall, dated as July 1, 2022 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed February 28, 2023)

10.24†
Severance Agreement between Bright Horizons Family Solutions LLC and Mandy Berman, dated as of February 21, 2023 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed February 28, 2023)

10.25
Share Sale Agreement, by and among Nemo (BC) Cayman, LP, BlueTang OpCo Pty Ltd and Bright Horizons Family Solutions LLC, dated May 3, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2022) (1)

10.26†
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

19.*	Bright Horizons Family Solutions Inc. Amended and Restated Insider Trading Policy.
21.1*	Subsidiaries of Bright Horizons Family Solutions Inc.
23.1*	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Title
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.	Bright Horizons Family Solutions Inc. Compensation Clawback Policy. (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, filed February 27, 2024)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Management contract or compensatory plan.
(1)	Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2025

Bright Horizons Family Solutions Inc.
By:	/s/ Stephen H. Kramer
Name:	Stephen H. Kramer
Title:	Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen H. Kramer	Director, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2025
Stephen H. Kramer

/s/ Elizabeth Boland	Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Elizabeth Boland

/s/ Jason Janoff	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2025
Jason Janoff

/s/ David Lissy	Director, Chair	February 27, 2025
David Lissy

/s/ Lawrence Alleva	Director	February 27, 2025
Lawrence Alleva

/s/ Julie Atkinson	Director	February 27, 2025
Julie Atkinson

/s/ Joshua Bekenstein	Director	February 27, 2025
Joshua Bekenstein

/s/ Jordan Hitch	Director	February 27, 2025
Jordan Hitch

/s/ Cathy E. Minehan	Director	February 27, 2025
Cathy E. Minehan

/s/ Laurel Richie	Director	February 27, 2025
Laurel Richie

/s/ Jennifer Schulz	Director	February 27, 2025
Jennifer Schulz

/s/ Mary Ann Tocio	Director	February 27, 2025
Mary Ann Tocio