Form 10-Q
period 2025-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2025-05-07
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of April 25, 2025, there were 57,253,439 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$112,047	$110,327
Accounts receivable — net of allowance for credit losses of $3,765 and $3,571 at March 31, 2025 and December 31, 2024, respectively	239,196	283,336
Prepaid expenses and other current assets	97,235	102,368
Total current assets	448,478	496,031
Fixed assets — net	575,138	572,939
Goodwill	1,779,245	1,762,683
Other intangible assets — net	196,404	197,575
Operating lease right-of-use assets	731,384	725,897
Other assets	92,708	95,194
Total assets	$3,823,357	$3,850,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,000	$28,500
Accounts payable and accrued expenses	273,420	304,541
Current portion of operating lease liabilities	103,348	102,090
Deferred revenue	308,589	305,098
Other current liabilities	33,897	39,170
Total current liabilities	744,254	779,399
Long-term debt — net	872,745	918,449
Operating lease liabilities	746,494	743,562
Other long-term liabilities	96,175	94,501
Deferred revenue	15,500	15,713
Deferred income taxes	24,218	20,299
Total liabilities	2,499,386	2,571,923
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,479,307 and 57,404,736 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	57	57
Additional paid-in capital	609,118	622,618
Accumulated other comprehensive loss	(89,269)	(110,295)
Retained earnings	804,065	766,016
Total stockholders’ equity	1,323,971	1,278,396
Total liabilities and stockholders’ equity	$3,823,357	$3,850,319
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2025	2024

	(In thousands, except share data)
Revenue	$665,527	$622,709
Cost of services	509,790	487,581
Gross profit	155,737	135,128
Selling, general and administrative expenses	91,861	87,546
Amortization of intangible assets	1,604	7,645
Income from operations	62,272	39,937
Interest expense — net	(10,351)	(13,681)
Income before income tax	51,921	26,256
Income tax expense	(13,872)	(9,267)
Net income	$38,049	$16,989

Earnings per common share:
Common stock — basic	$0.66	$0.29
Common stock — diluted	$0.66	$0.29

Weighted average common shares outstanding:
Common stock — basic	57,383,787	57,878,401
Common stock — diluted	57,950,748	58,310,405
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2025	2024

	(In thousands)
Net income	$38,049	$16,989
Other comprehensive income (loss):
Foreign currency translation adjustments	23,932	(20,319)
Unrealized gain (loss) on cash flow hedges and investments, net of tax	(2,906)	2,411
Total other comprehensive income (loss)	21,026	(17,908)
Comprehensive income (loss)	$59,075	$(919)
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2025	57,404,736	$57	$622,618	$—	$(110,295)	$766,016	$1,278,396
Stock-based compensation expense			8,157				8,157
Issuance of common stock under the Equity Incentive Plan	344,112	—	10,652				10,652
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(99,690)	—	(12,587)				(12,587)
Purchase of treasury stock				(19,722)			(19,722)
Retirement of treasury stock	(169,851)	—	(19,722)	19,722			—
Other comprehensive income					21,026		21,026
Net income						38,049	38,049
Balance at March 31, 2025	57,479,307	$57	$609,118	$—	$(89,269)	$804,065	$1,323,971

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2024	57,817,593	$58	$645,894	$—	$(59,101)	$625,825	$1,212,676
Stock-based compensation expense			7,411				7,411
Issuance of common stock under the Equity Incentive Plan	151,051	—	11,589				11,589
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(15,578)	—	(1,488)				(1,488)
Other comprehensive loss					(17,908)		(17,908)
Net income						16,989	16,989
Balance at March 31, 2024	57,953,066	$58	$663,406	$—	$(77,009)	$642,814	$1,229,269
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2025	2024

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,049	$16,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,875	27,633
Stock-based compensation expense	8,157	7,411
Deferred income taxes	5,012	(1,707)
Non-cash interest and other — net	(113)	5,447
Changes in assets and liabilities:
Accounts receivable	44,800	61,648
Prepaid expenses and other current assets	32	5,765
Accounts payable and accrued expenses	(32,420)	(19,921)
Income taxes	200	7,082
Deferred revenue	1,734	8,109
Leases	(1,005)	(1,659)
Other assets	(1,104)	(2,544)
Other current and long-term liabilities	961	2,048
Net cash provided by operating activities	86,178	116,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets — net	(15,231)	(19,371)
Purchases of debt securities and other investments	(4,185)	(27,076)
Proceeds from debt securities and other investments	4,874	10,900
Payments and settlements for acquisitions — net of cash acquired	—	(2,503)
Net cash used in investing activities	(14,542)	(38,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	140,000
Payments under revolving credit facility	—	(140,000)
Principal payments of long-term debt	(49,500)	(4,000)
Purchase of treasury stock	(19,573)	—
Proceeds from issuance of common stock upon exercise of options	8,251	5,509
Taxes paid related to the net share settlement of stock options and restricted stock	(12,587)	(1,488)
Payments of deferred consideration for acquisitions	—	(97,653)
Net cash used in financing activities	(73,409)	(97,632)
Effect of exchange rates on cash, cash equivalents and restricted cash	2,026	(670)
Net increase (decrease) in cash, cash equivalents and restricted cash	253	(20,051)
Cash, cash equivalents and restricted cash — beginning of period	123,715	89,451
Cash, cash equivalents and restricted cash — end of period	$123,968	$69,400
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three months ended March 31,
	2025	2024

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$112,047	$63,683
Restricted cash, included in prepaid expenses and other current assets	9,626	3,576
Restricted cash, included in other assets	2,295	2,141
Total cash, cash equivalents and restricted cash — end of period	$123,968	$69,400

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$14,509	$19,624
Cash received from cash flow hedges of interest rate risk	$3,885	$6,221
Cash payments of income taxes	$7,591	$3,857
Cash paid for amounts included in the measurement of lease liabilities	$38,364	$37,960

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$1,552	$1,528
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$21,772	$23,725
Restricted stock reclassified from other current liabilities to equity upon vesting	$2,401	$6,080
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides center-based early education and child care, back-up child and senior care, tuition assistance and student loan repayment program management, and educational advisory services for employers and families in the United States, the United Kingdom, the Netherlands, Australia and India. The Company provides services designed to help families, employers and their employees better integrate work and family life, primarily under multi-year contracts with employers who offer early education and child care, back-up and family care, and workforce education services as part of their employee benefits packages in an effort to support employees across life and career stages and to improve employee engagement, and to working families directly through community-facing child care centers.
As of March 31, 2025, we operated 1,023 early education and child care centers.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of March 31, 2025 and the unaudited condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 31, 2025 and the unaudited condensed consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2025 and 2024, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The share repurchase program has no expiration date. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, under Rule 10b5-1 plans, or by other means in accordance with federal securities laws. During the three months ended March 31, 2025, the Company repurchased 0.2 million shares for $19.7 million. During the three months ended March 31, 2024, there were no share repurchases under the repurchase program. All repurchased shares have been retired and, at March 31, 2025, $94.0 million remained available under the Board-approved repurchase program.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended March 31, 2025
North America	$332,975	$118,829	$26,368	$478,172
Outside North America	177,572	9,783	—	187,355
	$510,547	$128,612	$26,368	$665,527
Three months ended March 31, 2024
North America	$320,203	$103,411	$24,397	$448,011
Outside North America	163,437	11,261	—	174,698
	$483,640	$114,672	$24,397	$622,709
The classification “North America” is comprised of the Company’s operations in the United States (including Puerto Rico) and the classification “Outside North America” includes the Company’s operations in the United Kingdom, the Netherlands, Australia and India.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. The Company recognized $186.3 million and $169.3 million as revenue during the three months ended March 31, 2025 and 2024, respectively, which was included in the deferred revenue balance at the beginning of each respective period.
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
3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of March 31, 2025 and December 31, 2024, there were no material finance leases.
Lease Expense
The components of lease expense were as follows:

	Three months ended March 31,
	2025	2024

	(In thousands)
Operating lease expense (1)	$36,395	$37,731
Variable lease expense (1)	11,337	10,771
Total lease expense	$47,732	$48,502
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.

Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	March 31, 2025	December 31, 2024

Weighted average remaining lease term (in years)	9	9
Weighted average discount rate	7.0%	7.0%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of March 31, 2025:

Operating Leases

(In thousands)
Remainder of 2025	$107,516
2026	156,744
2027	146,983
2028	135,229
2029	118,742
Thereafter	512,739
Total lease payments	1,177,953
Less imputed interest	(328,111)
Present value of lease liabilities	849,842
Less current portion of operating lease liabilities	(103,348)
Long-term operating lease liabilities	$746,494
As of March 31, 2025, the Company had not entered into additional operating leases that have not yet commenced.
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
There have been no acquisitions in the three months ended March 31, 2025.
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
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2025, the purchase price allocation for one of these acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.

In January 2024, the Company paid deferred consideration of $106.5 million related to the 2022 acquisition of Only About Children. The acquisition date fair value of the deferred consideration of $97.7 million is presented as cash used in financing activities in the consolidated statement of cash flows while the accrued interest is presented as cash used in operating activities.
In April 2024, the Company paid contingent consideration of $14.3 million related to a 2021 acquisition.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Balance at January 1, 2025	$1,515,919	$209,088	$37,676	$1,762,683
Adjustments to prior year acquisitions	60	—	—	60
Effect of foreign currency translation	15,729	773	—	16,502
Balance at March 31, 2025	$1,531,708	$209,861	$37,676	$1,779,245
The Company also has intangible assets, which consisted of the following at March 31, 2025 and December 31, 2024:

March 31, 2025	Cost	Accumulated amortization	Net carrying amount

	(In thousands)
Definite-lived intangible assets:
Customer relationships	$395,102	$(385,290)	$9,812
Trade names	15,436	(9,543)	5,893
	410,538	(394,833)	15,705
Indefinite-lived intangible assets:
Trade names	180,699	—	180,699
	$591,237	$(394,833)	$196,404

December 31, 2024	Cost	Accumulated amortization	Net carrying amount

	(In thousands)
Definite-lived intangible assets:
Customer relationships	$394,098	$(383,127)	$10,971
Trade names	15,226	(9,111)	6,115
	409,324	(392,238)	17,086
Indefinite-lived intangible assets:
Trade names	180,489	—	180,489
	$589,813	$(392,238)	$197,575

The Company estimates that it will record amortization expense related to intangible assets existing as of March 31, 2025 as follows:

Estimated amortization expense

(In thousands)
Remainder of 2025	$4,233
2026	4,019
2027	2,897
2028	1,606
2029	660
Thereafter	2,290
$15,705
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
Long-term debt obligations were as follows:

	March 31, 2025	December 31, 2024

	(In thousands)
Term loan B	$539,000	$583,500
Term loan A	362,500	367,500
Deferred financing costs and original issue discount	(3,755)	(4,051)
Total debt	897,745	946,949
Less current maturities	(25,000)	(28,500)
Long-term debt	$872,745	$918,449
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 6.02% and 6.21% at March 31, 2025 and December 31, 2024, respectively, and the weighted average interest rate was 6.05% and 7.51% for the three months ended March 31, 2025 and 2024, respectively, prior to the effects of any interest rate hedge arrangements.
There were no borrowings outstanding under the revolving credit facility at March 31, 2025 and December 31, 2024, and no borrowings were made during the three months ended March 31, 2025. The weighted average interest rate for the revolving credit facility was 7.62% for the three months ended March 31, 2024. The effective interest rate on the revolving credit facility may fluctuate from borrowing to borrowing for various reasons, including changes in the term benchmark or base interest rate, and the selected borrowing cycle as rates can vary between under-30 day and over-30 day borrowings.
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
On April 17, 2025, the Company amended its existing senior secured credit facilities to, among other changes, increase its revolving credit facility from $400 million to $900 million and extend the date of maturity. On the closing date, the Company used proceeds from its revolving credit facility to repay the outstanding balance under the term loan A facility. Refer to Note 12, Subsequent Event, for additional information.
Term Loan B Facility
The seven-year term loan B matures on November 23, 2028 and requires quarterly principal payments equal to 1% per annum of the aggregate principal amount of the term loan B outstanding as of December 11, 2024, the date the Company amended its senior secured credit facility, with the remaining principal balance due at maturity. In February 2025, the Company voluntarily prepaid $44.5 million of the outstanding principal balance on its term loan B facility, which satisfies the remaining annual principal payments due until maturity.

Effective as of December 11, 2024, borrowings under the amended term loan B facility bore interest at a rate per annum of 1.00% over the base rate, or 2.00% over the selected term SOFR rate. Effective as of January 2025, borrowings under the amended term loan B facility bear interest at a rate per annum of 0.75% over the base rate, or 1.75% over the selected term SOFR rate. The base rate is subject to an interest rate floor of 1.50% and the selected term SOFR rate is subject to an interest rate floor of 0.50%. Prior to the December 2024 amendment, borrowings under the term loan B facility bore interest at a rate per annum of 1.25% over the base rate, or 2.25% over the adjusted term SOFR rate.
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
As noted above, balances outstanding under the term loan A facility were repaid on April 17, 2025.
Revolving Credit Facility
The $400 million multi-currency revolving credit facility matures on May 26, 2026. At March 31, 2025 and December 31, 2024, there were no borrowings outstanding under the revolving credit facility. At March 31, 2025 and December 31, 2024, letters of credit outstanding were $15.2 million, with $384.8 million available for borrowing.
Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the adjusted term SOFR rate. The base rate is subject to an interest rate floor of 1.00% and the adjusted term SOFR rate is subject to an interest rate floor of 0.00%.
As noted above, on April 17, 2025, the Company amended its existing senior secured credit facilities to, among other changes, increase its revolving credit facility from $400 million to $900 million and extend the date of maturity.
In 2024, the Company entered into a AU$5 million uncommitted working capital credit facility in Australia for short term borrowing purposes. No borrowings have been made under this facility.
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
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp. (the Guarantor), the Company’s direct subsidiary, to be a passive holding company, subject to certain exceptions. The Company is the ultimate parent of the Guarantor and the Borrower and the Company’s material assets are held, and operations are conducted, by the Borrower and its subsidiaries. The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC as the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio not to exceed 4.25 to 1.00. A breach of the applicable covenant is subject to certain equity cure rights.
Prior to the April 17, 2025 amendment noted above, future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
Remainder of 2025	$17,500
2026	345,000
2027	—
2028	539,000
Total future principal payments	$901,500

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
In March 2025, the Company entered into additional interest rate cap agreements with a total notional value of $150 million, designated and accounted for as cash flow hedges from inception. The interest rate cap agreements, which have a forward starting effective date of October 31, 2025 and expire on October 31, 2027, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 3.5%.
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	March 31, 2025	December 31, 2024

		(In thousands)
Interest rate caps - asset	Prepaid and other current assets	$5,794	$8,407
Interest rate caps - asset	Other assets	$5,858	$6,311
The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended March 31, 2025
Cash flow hedges	$(903)	Interest expense — net	$3,207	$(4,110)
Income tax effect	241	Income tax expense	(857)	1,098
Net of income taxes	$(662)		$2,350	$(3,012)

Three months ended March 31, 2024
Cash flow hedges	$9,008	Interest expense — net	$5,751	$3,257
Income tax effect	(2,405)	Income tax expense	(1,535)	(870)
Net of income taxes	$6,603		$4,216	$2,387
During the next 12 months, the Company estimates that a net gain of $6.4 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense related to these derivative financial instruments.

7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2025	2024

	(In thousands, except share data)
Net income	$38,049	$16,989

Weighted average common shares outstanding — basic	57,383,787	57,878,401
Effect of dilutive securities	566,961	432,004
Weighted average common shares outstanding — diluted	57,950,748	58,310,405

Earnings per common share — basic	$0.66	$0.29
Earnings per common share — diluted	$0.66	$0.29
For the three months ended March 31, 2025 and 2024, basic and diluted earnings per share were calculated using the treasury method. Equity awards outstanding to purchase or receive 1.1 million and 1.6 million shares of common stock were excluded from diluted earnings per share for the three months ended March 31, 2025 and 2024, respectively, since their effect was anti-dilutive. These equity awards may become dilutive in the future.
8. INCOME TAXES
The Company’s effective income tax rates were 26.7% and 35.3% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which is included in tax expense.
During the three months ended March 31, 2025, the net excess tax benefit from stock-based compensation decreased tax expense by $1.3 million. During the three months ended March 31, 2024, the net shortfall tax expense from stock-based compensation increased tax expense by $0.7 million. For the three months ended March 31, 2025 and 2024, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 27% and 28%, respectively.
The Company’s unrecognized tax benefits were $0.2 million at March 31, 2025 and December 31, 2024, inclusive of interest. The unrecognized tax benefits may change over the next 12 months by up to $0.1 million.
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
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company’s filings for the tax years 2020 through 2023 are subject to audit based upon the statute of limitations.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed at March 31, 2025.
Long-term Debt — The Company’s long-term debt is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s long-term debt is based on current bid prices or prices for similar instruments from active markets. As such, the Company’s long-term debt was classified as Level 2. As of March 31, 2025 and December 31, 2024, the estimated fair value approximated the carrying value of long-term debt.
Derivative Financial Instruments — The Company’s derivative financial instruments, comprised of interest rate cap agreements, are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps is classified as Level 2. As of March 31, 2025, the fair value of the interest rate cap agreements was $11.7 million, of which $5.8 million was recorded in prepaid expenses and other current assets and $5.9 million was recorded in other assets on the consolidated balance sheet. As of December 31, 2024, the fair value of the interest rate cap agreements was $14.7 million, of which $8.4 million was recorded in prepaid expenses and other current assets and $6.3 million was recorded in other assets on the consolidated balance sheet.
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
Debt securities are recorded at fair value. As of March 31, 2025, the fair value of the available-for-sale debt securities was $34.0 million and was classified based on the instruments’ maturity dates, with $13.6 million included in prepaid expenses and other current assets and $20.4 million in other assets on the consolidated balance sheet. As of December 31, 2024, the fair value of the available-for-sale debt securities was $33.7 million, with $11.7 million included in prepaid expenses and other current assets and $22.0 million in other assets on the consolidated balance sheet. At March 31, 2025, debt securities classified as Level 1 and Level 2 had a fair value of $28.2 million and $5.8 million, respectively.
At March 31, 2025 and December 31, 2024, the amortized cost was $33.8 million and $33.7 million, respectively. The debt securities held at March 31, 2025 had remaining contractual maturities ranging from less than one year to approximately six years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three months ended March 31, 2025 and 2024.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Three months ended March 31, 2025
	Foreign currency translation adjustments(1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2025	$(118,673)	$8,345	$33	$(110,295)
Other comprehensive income (loss) before reclassifications — net of tax	23,932	(662)	108	23,378
Less: amounts reclassified from accumulated other comprehensive income — net of tax	—	2,350	2	2,352
Net other comprehensive income (loss)	23,932	(3,012)	106	21,026
Balance at March 31, 2025	$(94,741)	$5,333	$139	$(89,269)

	Three months ended March 31, 2024
	Foreign currency translation adjustments(1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2024	$(76,130)	$17,100	$(71)	$(59,101)
Other comprehensive income (loss) before reclassifications — net of tax	(20,319)	6,603	19	(13,697)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	4,216	(5)	4,211
Net other comprehensive income (loss)	(20,319)	2,387	24	(17,908)
Balance at March 31, 2024	$(96,449)	$19,487	$(47)	$(77,009)
(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.
11. SEGMENT INFORMATION
The Company’s reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory services. The full service center-based child care segment includes the traditional center-based early education and child care, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home care for children and seniors, school-age programs (including camps and tutoring), pet care, self-sourced reimbursed care, and an online marketplace for families and caregivers. The Company’s educational advisory services segment consists of tuition assistance and student loan repayment program management, workforce education, related educational advising, and college admissions counseling services.
Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.

Revenue, cost of services, other expenses and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended March 31, 2025
Revenue	$510,547	$128,612	$26,368	$665,527
Cost of services	422,120	72,741	14,929	509,790
Other expenses (1)	55,173	29,487	8,805	93,465
Income from operations	$33,254	$26,384	$2,634	$62,272
Interest expense — net				(10,351)
Income before income tax				$51,921

Three months ended March 31, 2024
Revenue	$483,640	$114,672	$24,397	$622,709
Cost of services	403,969	68,894	14,718	487,581
Other expenses (1)	58,227	29,795	7,169	95,191
Income from operations	$21,444	$15,983	$2,510	$39,937
Interest expense — net				(13,681)
Income before income tax				$26,256
(1)Other expenses for each reportable segment includes selling, general and administrative expenses and amortization expense.
Depreciation and amortization expense totaled $21.9 million and $27.6 million for the three months ended March 31, 2025 and 2024, respectively, of which approximately 85% related to the full service center-based child care segment.
12. SUBSEQUENT EVENT
On April 17, 2025, the Company amended its existing senior secured credit facilities to, among other changes, increase the borrowing capacity of its revolving credit facility from $400 million to $900 million. On the closing date, the Company used $362.5 million from its revolving credit facility to repay the outstanding balances under the term loan A facility. In addition, the Company used cash on hand to pay for accrued and unpaid interest, as well as related transaction fees and expenses.
Borrowings under the amended revolving credit facility bear interest at a rate per annum ranging from 0.25% to 0.75% over the base rate (as defined in the credit agreement), or 1.25% to 1.75% over the term SOFR rate. The base rate is subject to an interest rate floor of 1.00% and the term SOFR rate is subject to an interest rate floor of 0.00%. Prior to the amendment, borrowings under the revolving credit facility bore interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the adjusted term SOFR rate.
As part of the terms of this amendment, the maturity date of the revolving credit facility was amended to April 17, 2030. However, if there is any material indebtedness maturing on or before April 17, 2030, the maturity date will be 91 days prior to the maturity of that material indebtedness, unless the Company satisfies a minimum liquidity threshold test as of that date. As of the closing date, based on the current material indebtedness maturity date, the maturity date of the new revolving facility is August 24, 2028, which is 91 days prior to the maturity of the term loan B facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; labor, workplace and demographic trends; wage rate increases, personnel costs and labor markets; future center closures and portfolio optimization and impacts; our operations outside the United States; back-up care services and use types; enrollment recovery and occupancy improvement in the United States and outside the United States; our center cohort occupancy levels; cost management and capital spending; investments in employees and wages; contributions and growth in our back-up care segment; the availability or lack of government support programs; tuition rate increases and pricing strategies; leases, terms and expirations; ability to respond to changing or volatile market conditions; our growth and strategic priorities; ability to regain and sustain our business; demand for services; our value proposition, client relations and partnerships; seasonality; macroeconomic trends and changing conditions, including uncertainty and inflationary or recessionary pressures; fluctuating interest rates; changes in laws and regulations; investments in operations and strategic opportunities; investments in technology, marketing and user experience; shared services costs; our opportunities for expansion; acquisitions, contributions and expected synergies; contingent consideration; amortization expense; our fair value estimates; goodwill from business combinations; impairments; fixed assets; estimates and impact of employee equity transactions; unrecognized tax benefits and the impact of uncertain tax positions; our effective tax rate; the outcome of tax audits, settlements and tax liabilities; impact of tax benefits/expense; fluctuations, impact and estimates of foreign currency exchange rates and interest rates; our capital allocation; share repurchase program and future activity; the outcome of litigation, legal proceedings/claims and our insurance coverage; debt securities; our interest rates, weighted average interest rate, expense and impact of our interest rate cap agreements; credit risk; the use of derivatives or other market risk sensitive instruments; critical accounting policies and estimates; impact of new accounting pronouncements; our indebtedness; borrowings under our senior secured credit facilities, the need for additional debt or equity financing, and our ability to obtain such financing; contractual and actual maturities; our sources, drivers and uses of cash flows; our ability to fund operations and make capital expenditures and payments with cash and cash equivalents and borrowings; and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as other factors disclosed from time to time in our other public filings with the SEC.
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

Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
We are a leading provider of high-quality education and care, including early education and child care, back-up and family care solutions, and workforce education services that are designed to help families, employers and their employees solve the challenges of the modern workforce and thrive personally and professionally. We provide services primarily under multi-year contracts with employers who offer early education and child care, back-up care, and educational advisory services as part of their employee benefits packages in an effort to support employees across life and career stages and to improve recruitment, employee engagement, productivity, retention and career advancement, and we serve the needs of working families directly through our community facing child care centers.
As of March 31, 2025, we operated 1,023 early education and child care centers with the capacity to serve approximately 115,000 children in the United States, the United Kingdom, the Netherlands, Australia and India.
Our reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory services. Full service center-based child care includes traditional center-based early education and child care, preschool, and elementary education. Back-up care consists of center-based back-up child care, in-home care for children and seniors, school-age programs (including camps and tutoring), pet care, self-sourced reimbursed care, and an online marketplace for families and caregivers. Educational advisory services include tuition assistance and student loan repayment program management, workforce education and related educational advising, and college admissions counseling services.
During the three months ended March 31, 2025, we saw strong growth in back-up care with a 12% year-over-year increase in revenue as a result of increased utilization. We also saw solid year-over-year revenue growth of 6% in our full service center-based child care segment, including net enrollment growth of 2%. To track our continued improvement in occupancy rates, we monitor occupancy for a cohort of centers that has been operating since the 2021 fall enrollment cycle, and as of March 31, 2025, this cohort of centers totaled 766 centers. Occupancy represents utilization for each respective center and is calculated as the average full-time enrollment divided by the total operating capacity during the period. For the quarter ended March 31, 2025, 47% of these centers were more than 70% enrolled, 40% were between 40-70% enrolled and 13% were less than 40% enrolled, which reflects improved occupancy when compared to the same period in the prior year and when compared to the fourth quarter of 2024.
While we continue to see year-over-year growth and progress, we are navigating through a dynamic operating environment that is impacted by increased costs, a tight labor market, varying enrollment demands, shifting work demographics, and challenging and uncertain macroeconomic conditions. We continue to monitor and respond to the changing conditions and operating environments, and the evolving needs of clients, families and children, including the optimization of our portfolio of centers through the routine closure of underperforming centers to accommodate evolving changes in demand in the markets we serve. Where possible, we shift enrollment and teachers to other centers at nearby locations.
We remain focused on our strategic priorities to deliver high quality education and care services, connect across our service lines, extend our impact on new customers and clients, and preserve our strong culture. As we continue to navigate this dynamic operating environment, we remain committed to serving the needs of families, clients and our employees. We are confident in our value proposition, business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing and volatile market conditions.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	%	2024	%

	(In thousands, except percentages)
Revenue	$665,527	100.0%	$622,709	100.0%
Cost of services	509,790	76.6%	487,581	78.3%
Gross profit	155,737	23.4%	135,128	21.7%
Selling, general and administrative expenses	91,861	13.8%	87,546	14.1%
Amortization of intangible assets	1,604	0.2%	7,645	1.2%
Income from operations	62,272	9.4%	39,937	6.4%
Interest expense — net	(10,351)	(1.6)%	(13,681)	(2.2)%
Income before income tax	51,921	7.8%	26,256	4.2%
Income tax expense	(13,872)	(2.1)%	(9,267)	(1.5)%
Net income	$38,049	5.7%	$16,989	2.7%

Adjusted EBITDA (1)	$92,304	13.9%	$74,981	12.0%
Adjusted income from operations (1)	$62,272	9.4%	$39,937	6.4%
Adjusted net income (1)	$44,719	6.7%	$29,621	4.8%
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
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenue. Revenue for the three months ended March 31, 2025, increased by $42.8 million, or 7%, to $665.5 million from $622.7 million for the same period in 2024. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024		Change 2025 vs 2024

	(In thousands, except percentages)
Full service center-based child care	$510,547	76.7%	$483,640	77.7%	$26,907	5.6%
Tuition	464,626	91.0%	440,550	91.1%	24,076	5.5%
Management fees and operating subsidies	45,921	9.0%	43,090	8.9%	2,831	6.6%
Back-up care	128,612	19.3%	114,672	18.4%	13,940	12.2%
Educational advisory services	26,368	4.0%	24,397	3.9%	1,971	8.1%
Total revenue	$665,527	100.0%	$622,709	100.0%	$42,818	6.9%
Revenue generated by the full service center-based child care segment in the three months ended March 31, 2025 increased by $26.9 million, or 6%, when compared to the same period in 2024. Tuition revenue increased by $24.1 million, or 6%, when compared to the prior year, due to a 2% net increase in enrollment and average tuition rate increases at our child care centers of approximately 4-5%. Fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations decreased 2025 tuition revenue by approximately 1%, or $3.8 million. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the year, we currently do not expect such fluctuations to have a material impact to the full year net operating results for 2025.
Management fees and operating subsidies from employer sponsors increased by $2.8 million, or 7%, primarily due to higher operating subsidies required to support center operations as enrollment continues to increase.

Revenue generated by back-up care services in the three months ended March 31, 2025 increased by $13.9 million, or 12%, when compared to the same period in 2024. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based, in-home and school age programs by new and existing clients.
Revenue generated by educational advisory services in the three months ended March 31, 2025 increased by $2.0 million, or 8%, when compared to the same period in 2024 from new and existing clients.
Cost of Services. Cost of services increased by $22.2 million, or 5%, to $509.8 million for the three months ended March 31, 2025 from $487.6 million for the same period in 2024.
Cost of services in the full service center-based child care segment increased by $18.2 million, or 4%, to $422.1 million in the three months ended March 31, 2025 when compared to the same period in 2024. The increase in cost of services was primarily associated with increased personnel costs related to expanded enrollment and wage rate increases. Personnel costs, which generally represent 70% of the costs for this segment, increased 5% during the quarter compared to the same period in the prior year. In addition to the personnel costs to support the incremental 2% net enrollment noted above, we continue to invest in higher wages for our center staff, resulting in an increase of approximately 3-4% to the average hourly wage in 2025 compared to 2024.
Cost of services in the back-up care segment increased by $3.8 million, or 6%, to $72.7 million in the three months ended March 31, 2025, when compared to the prior year. The increase in cost of services correlates to the increase in revenue and is primarily associated with higher care provider fees generated by the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in technology to support our customer user experience and customer acquisition.
Cost of services in the educational advisory services segment increased by $0.2 million, or 1%, to $14.9 million in the three months ended March 31, 2025 when compared to the prior year.
Gross Profit. Gross profit increased by $20.6 million, or 15%, to $155.7 million for the three months ended March 31, 2025 from $135.1 million for the same period in 2024 primarily due to incremental gross profit contributions from the full service center-based child care segment, resulting from enrollment growth and the associated operating leverage, and from the back-up care segment, resulting from higher utilization of back-up care services. Gross profit margin was 23% of revenue for the three months ended March 31, 2025, an increase of approximately 2% compared to the three months ended March 31, 2024.
Selling, General and Administrative Expenses (“SGA”). SGA increased by $4.3 million, or 5%, to $91.9 million for the three months ended March 31, 2025 from $87.5 million for the same period in 2024, due to higher personnel costs. SGA for the three months ended March 31, 2024, included a $2.3 million charge within the back-up care segment related to the early settlement of contingent consideration for a 2021 acquisition. SGA was 14% of revenue for the three months ended March 31, 2025, generally consistent with the same period in 2024.
Amortization of Intangible Assets. Amortization expense on intangible assets was $1.6 million for the three months ended March 31, 2025, a decrease from $7.6 million for the three months ended March 31, 2024, primarily due to decreases from intangible assets becoming fully amortized during the period, partially offset by increases from intangible assets acquired in relation to the acquisitions completed in 2024.
Income from Operations. Income from operations increased by $22.3 million, or 56%, to $62.3 million for the three months ended March 31, 2025 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024		Change 2025 vs 2024

	(In thousands, except percentages)
Full service center-based child care	$33,254	6.5%	$21,444	4.4%	$11,810	55.1%
Back-up care	26,384	20.5%	15,983	13.9%	10,401	65.1%
Educational advisory services	2,634	10.0%	2,510	10.3%	124	4.9%
Income from operations	$62,272	9.4%	$39,937	6.4%	$22,335	55.9%

The increase in income from operations was primarily due to the following:
•Income from operations for the full service center-based child care segment increased $11.8 million, or 55%, in the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to increases in tuition revenue from enrollment growth and annual tuition rate increases, partially offset by increased personnel costs.
•Income from operations for the back-up care segment increased $10.4 million, or 65%, in the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to incremental gross profit contributions from expanded utilization of back-up care services. Income from operations for the three months ended March 31, 2024 included a $2.3 million charge related to the early settlement of contingent consideration for a 2021 acquisition.
•Income from operations for the educational advisory services segment increased $0.1 million, or 5%, in the three months ended March 31, 2025 when compared to the same period in 2024.
Net Interest Expense. Net interest expense was $10.4 million for the three months ended March 31, 2025, a decrease from $13.7 million for the three months ended March 31, 2024, primarily due to lower average borrowings and interest rates applicable to our debt. The weighted average interest rate for the term loans and revolving credit facility was 4.39% for the three months ended March 31, 2025 compared to 5.05% for the three months ended March 31, 2024, inclusive of the effects of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will be in the range of 4.75% to 5.00% for the remainder of 2025 inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $13.9 million during the three months ended March 31, 2025, at an effective income tax rate of 27%, compared to an income tax expense of $9.3 million during the three months ended March 31, 2024, at an effective income tax rate of 35%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the impact of unbenefited losses in certain foreign subsidiaries and the effects of net excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the three months ended March 31, 2025, the net excess tax benefit from stock-based compensation decreased tax expense by $1.3 million. During the three months ended March 31, 2024, the net shortfall tax expense from stock-based compensation increased tax expense by $0.7 million. For the three months ended March 31, 2025 and 2024, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 27% and 28%, respectively.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA increased $17.3 million, or 23%, and adjusted income from operations increased $22.3 million, or 56%, for the three months ended March 31, 2025 over the comparable period in 2024 primarily due to increased contributions from both the back-up care segment and the full service center-based child care segment.
Adjusted Net Income. Adjusted net income increased $15.1 million, or 51%, for the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to the increase in adjusted income from operations and lower interest expense.

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

	Three Months Ended March 31,
	2025	2024

	(In thousands, except share data)
Net income	$38,049	$16,989
Interest expense — net	10,351	13,681
Income tax expense	13,872	9,267
Depreciation	20,271	19,988
Amortization of intangible assets (a)	1,604	7,645
EBITDA	84,147	67,570
Additional adjustments:
Stock-based compensation expense (b)	8,157	7,411
Total adjustments	8,157	7,411
Adjusted EBITDA	$92,304	$74,981

Income from operations	$62,272	$39,937
Adjusted income from operations	$62,272	$39,937

Net income	$38,049	$16,989
Income tax expense	13,872	9,267
Income before income tax	51,921	26,256
Amortization of intangible assets (a)	1,604	7,645
Stock-based compensation expense (b)	8,157	7,411
Adjusted income before income tax	61,682	41,312
Adjusted income tax expense (c)	(16,963)	(11,691)
Adjusted net income	$44,719	$29,621

Weighted average common shares outstanding — diluted	57,950,748	58,310,405
Diluted adjusted earnings per common share	$0.77	$0.51
(a)Amortization of intangible assets represents amortization expense, including amortization expense of $5.0 million for the three months ended March 31, 2024, associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)Stock-based compensation expense represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(c)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 28% for both the three months ended March 31, 2025 and 2024. The jurisdictional mix of the expected adjusted income before income tax for the full year will affect the estimated effective tax rate for the year.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are financial measures that are not calculated in accordance with GAAP (collectively referred to as “non-GAAP financial measures”), and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, and stock-based compensation expense, and non-recurring costs, as applicable, such as impairment costs and transaction costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement.
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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $112.0 million in cash ($124.0 million including restricted cash) at March 31, 2025, of which $59.5 million was held in foreign jurisdictions, compared to $110.3 million in cash ($123.7 million including restricted cash) at December 31, 2024, of which $45.5 million was held in foreign jurisdictions. Operations outside of North America accounted for 28% of our consolidated revenue in the three months ended March 31, 2025 and 2024. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the three months ended March 31, 2025 and 2024. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the year, we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity, capital resources or results from operations for the remainder of 2025.
Our $400 million revolving credit facility is part of our senior secured credit facilities. At March 31, 2025 and December 31, 2024, $384.8 million of the revolving credit facility was available for borrowing. On April 17, 2025, the Company amended its existing senior secured credit facilities to, among other changes, increase its revolving credit facility from $400 million to $900 million and extend the date of maturity. On the closing date, the Company used proceeds from its revolving credit facility to repay the outstanding balances under the term loan A facility. Refer to Note 12, Subsequent Event, for additional information.

We had a working capital deficit of $295.8 million and $283.4 million at March 31, 2025 and December 31, 2024, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, deferred consideration issued in relation to an acquisition and from share repurchases. We anticipate that our cash flows from operating activities will continue to expand as our center enrollment and performance continues to improve. As we continue growing enrollment, we expect to allocate capital to investments that support current operations and strategic opportunities, as well as the principal and interest payments on our debt and revolver, and share repurchases from time to time.
As of March 31, 2025, we had $849.8 million in lease liabilities, $103.3 million of which is short term in nature. Refer to Note 3, Leases, to our condensed consolidated financial statements for additional information on leases, including the maturity of the contractual obligations related to our lease liabilities.
The board of directors authorized a share repurchase program of up to $400 million of our outstanding common stock, effective December 16, 2021. The share repurchase program has no expiration date. During the three months ended March 31, 2025, we repurchased 0.2 million shares for $19.7 million. During the three months ended March 31, 2024, we did not make any share repurchases under the Board-approved repurchase program. All repurchased shares have been retired and, as of March 31, 2025, $94.0 million remained available for future repurchases.
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

Cash Flows	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$86,178	$116,301
Net cash used in investing activities	$(14,542)	$(38,050)
Net cash used in financing activities	$(73,409)	$(97,632)
Cash, cash equivalents and restricted cash — beginning of period	$123,715	$89,451
Cash, cash equivalents and restricted cash — end of period	$123,968	$69,400
Cash Provided by Operating Activities
Cash provided by operating activities was $86.2 million for the three months ended March 31, 2025, compared to $116.3 million for the same period in 2024. The decrease in cash provided by operations primarily relates to less cash provided by working capital arising from the timing of billings and payments when compared to the prior year, partially offset by an increase in net income of $21.1 million.
Cash Used in Investing Activities
Cash used in investing activities was $14.5 million for the three months ended March 31, 2025 compared to $38.1 million for the same period in 2024. This decrease in cash used in investing activities primarily relates to a decrease in net purchases of debt securities and other investments. Net proceeds from debt securities held by our captive insurance entity and other investments were $0.7 million in the three months ended March 31, 2025, compared to net purchases of $16.2 million during the same period in the prior year, a net decrease of cash used of $16.9 million.
During the three months ended March 31, 2025, we had net investments of $15.2 million in fixed asset purchases for maintenance and refurbishments in our existing centers, technology, and new child care centers, compared to net investments of $19.4 million during the same period in the prior year. Lastly, during the three months ended March 31, 2024 we invested $2.5 million in acquisitions, compared to having made no acquisitions during the same period in 2025.

Cash Used in Financing Activities
Cash used in financing activities was $73.4 million for the three months ended March 31, 2025 compared to $97.6 million for the same period in 2024. The decrease in cash used in financing activities was primarily related to payments for deferred consideration made in the three months ended March 31, 2024 that were not made in the three months ended March 31, 2025, partially offset by an increase in payments of long-term debt, share repurchases and taxes paid related to the net share settlement of employee equity awards. During the three months ended March 31, 2024, we made payments for deferred consideration of $97.7 million related to the deferred consideration for the 2022 acquisition of Only About Children, compared to no payments for deferred consideration in the same period in 2025. This decrease in cash used was partially offset by an increase in principal payments related to our long-term debt, which were $49.5 million in the three months ended March 31, 2025 compared to $4.0 million during the three months ended March 31, 2024. In February 2025, we voluntarily prepaid $44.5 million of the outstanding principal balance on our term loan B facility, which satisfies the remaining annual principal payments due until maturity.
Also offsetting the decrease in cash used, during the three months ended March 31, 2025 we used $19.6 million in cash for share repurchases, compared to no repurchases during the same period in 2024, and taxes paid related to the net share settlement of stock options and restricted stock increased to $12.6 million in the three months ended March 31, 2025, compared to $1.5 million in the same period in 2024. Proceeds received from the exercise of stock options in the three months ended March 31, 2025 increased from $5.5 million in the three months ended March 31, 2024 to $8.3 million in the three months ended March 31, 2025 due to a higher volume of transactions and higher exercise prices.
Debt
Our senior secured credit facilities consist of a $600 million term loan B facility (“term loan B”), a $400 million term loan A facility (“term loan A”) and a $400 million multi-currency revolving credit facility (“revolving credit facility”).
Long term debt obligations were as follows:

	March 31, 2025	December 31, 2024

	(In thousands)
Term loan B	$539,000	$583,500
Term loan A	362,500	367,500
Deferred financing costs and original issue discount	(3,755)	(4,051)
Total debt	897,745	946,949
Less current maturities	(25,000)	(28,500)
Long-term debt	$872,745	$918,449
On December 11, 2024, we amended our existing senior secured credit facilities to, among other changes, reduce the applicable interest rates of the term loan B facility.
The seven year term loan B matures on November 23, 2028 and requires quarterly principal payments equal to 1% per annum of the aggregate principal amount of the term loan B outstanding as of December 11, 2024, the date we amended our senior secured credit facility, with the remaining principal balance due at maturity. In February 2025, we voluntarily prepaid $44.5 million of the outstanding principal balance on our term loan B facility, which satisfies the remaining annual principal payments due until maturity.
The five year term loan A matures on November 23, 2026 and requires quarterly principal payments equal to 2.5% per annum of the original aggregate principal amount of the term loan A in each of the first three years, 5.0% in the fourth year, and 7.5% in the fifth year. The remaining principal balance is due at maturity. Refer to Note 12, Subsequent Event, for additional information.
The revolving credit facility matures on May 26, 2026. At March 31, 2025 and December 31, 2024, there were no borrowings outstanding under the revolving credit facility. At March 31, 2025 and December 31, 2024, letters of credit outstanding under the revolver were $15.2 million, with $384.8 million available for borrowing.
On April 17, 2025, we amended our existing senior secured credit facilities to, among other changes, increase the revolving credit facility from $400 million to $900 million and extend the date of maturity. On the closing date, we used proceeds from the revolving credit facility to repay the outstanding balances under the term loan A facility. Refer to Note 12, Subsequent Event, for additional information.

Borrowings under the credit facilities are subject to variable interest. We mitigate our interest rate exposure with interest rate cap agreements. In December 2021, we entered into interest rate cap agreements with a total notional value of $900 million. Interest rate cap agreements for $600 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2025, provide us with interest rate protection in the event the one-month term SOFR rate increases above 2.4%. Interest rate cap agreements for $300 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide us with interest rate protection in the event the one-month term SOFR rate increases above 2.9%. In March 2025, we entered into additional interest rate cap agreements with a total notional value of $150 million, designated and accounted for as cash flow hedges from inception. The interest rate cap agreements, which have a forward starting effective date of October 31, 2025 and expire on October 31, 2027, provide us with interest rate protection in the event the one-month term SOFR rate increases above 3.5%.
The blended weighted average interest rate for the term loans and revolving credit facility was 4.39% and 5.05% for the three months ended March 31, 2025 and 2024, respectively, including the impact of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will be between 4.75% and 5.00% for the remainder of 2025, inclusive of the effects of the cash flow hedges.
The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at March 31, 2025. Refer to Note 6, Credit Arrangements and Debt Obligations, to our condensed consolidated financial statements for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
Critical Accounting Policies
For a discussion of our “Critical Accounting Policies,” refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies since December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and fluctuations in foreign currency exchange rates. We do not believe there have been material changes in our exposure to interest rate or foreign currency exchange rate fluctuations since December 31, 2024. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2024 for further information regarding market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition and operating results. We believe that these risks and uncertainties include, but are not limited to, those disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, could materially impair our business, financial condition or results of operations. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended March 31, 2025:

Period	Total Number of Shares (or Units) Purchased (1) (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2) (c)	Approximate Dollar Value of Shares/Units that May Yet Be Purchased Under the Plans or Programs (In thousands) (3) (d)

January 1, 2025 to January 31, 2025	144,591	$115.01	133,351	$98,448
February 1, 2025 to February 28, 2025	96,973	$125.73	21,300	$95,879
March 1, 2025 to March 31, 2025	15,477	$124.38	15,200	$93,989
	257,041		169,851
(1)The Company purchased an aggregate of 87,190 shares during the three months ended March 31, 2025, which shares were withheld for tax payments due upon the vesting of employee restricted stock and restricted stock unit awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our share repurchase authorization.
(2)The board of directors of the Company authorized a share repurchase program of up to $400 million of the Company’s outstanding common stock effective December 16, 2021. The Company repurchased 169,851 shares under the board-authorized program during the three months ended March 31, 2025. The share repurchase program has no expiration date. All previously repurchased shares have been retired.
(3)The number shown represents, as of the end of each period, the approximate dollar value of the Company’s outstanding common stock that may yet be purchased under the Company’s publicly announced share repurchase program as described in footnote (2) above. Such shares may be purchased, from time to time, depending on business and market conditions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
10.1
Refinancing Amendment, dated as of April 17, 2025, by and among Bright Horizons Family Solutions LLC, as Borrower, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, the Refinancing Revolving Lenders party thereto and the Refinancing Issuing Banks party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35780, filed April 21, 2025)

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	May 7, 2025	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)