Form 10-Q
period 2025-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2025-08-07
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of July 28, 2025, there were 56,871,854 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$179,222	$110,327
Accounts receivable — net of allowance for credit losses of $3,474 and $3,571 at June 30, 2025 and December 31, 2024, respectively	197,888	283,336
Prepaid expenses and other current assets	95,686	102,368
Total current assets	472,796	496,031
Fixed assets — net	591,152	572,939
Goodwill	1,824,479	1,762,683
Other intangible assets — net	196,264	197,575
Operating lease right-of-use assets	737,048	725,897
Other assets	98,058	95,194
Total assets	$3,919,797	$3,850,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$28,500
Current portion of revolving credit facility	101,500	—
Accounts payable and accrued expenses	308,085	304,541
Current portion of operating lease liabilities	106,291	102,090
Deferred revenue	282,576	305,098
Other current liabilities	40,650	39,170
Total current liabilities	839,102	779,399
Long-term debt — net	796,956	918,449
Operating lease liabilities	746,160	743,562
Other long-term liabilities	99,047	94,501
Deferred revenue	15,750	15,713
Deferred income taxes	23,661	20,299
Total liabilities	2,520,676	2,571,923
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 57,170,610 and 57,404,736 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	57	57
Additional paid-in capital	575,679	622,618
Accumulated other comprehensive loss	(35,455)	(110,295)
Retained earnings	858,840	766,016
Total stockholders’ equity	1,399,121	1,278,396
Total liabilities and stockholders’ equity	$3,919,797	$3,850,319
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands, except share data)
Revenue	$731,570	$670,059	$1,397,097	$1,292,768
Cost of services	549,020	507,647	1,058,810	995,228
Gross profit	182,550	162,412	338,287	297,540
Selling, general and administrative expenses	94,834	87,499	186,695	175,045
Amortization of intangible assets	1,664	5,854	3,268	13,499
Income from operations	86,052	69,059	148,324	108,996
Interest expense — net	(10,555)	(12,013)	(20,906)	(25,694)
Income before income tax	75,497	57,046	127,418	83,302
Income tax expense	(20,722)	(17,872)	(34,594)	(27,139)
Net income	$54,775	$39,174	$92,824	$56,163

Earnings per common share:
Common stock — basic	$0.96	$0.68	$1.62	$0.97
Common stock — diluted	$0.95	$0.67	$1.61	$0.96

Weighted average common shares outstanding:
Common stock — basic	57,255,841	57,971,350	57,319,814	57,924,875
Common stock — diluted	57,713,111	58,438,186	57,831,930	58,374,296
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands)
Net income	$54,775	$39,174	$92,824	$56,163
Other comprehensive income (loss):
Foreign currency translation adjustments	55,959	6,925	79,891	(13,394)
Unrealized gain (loss) on cash flow hedges and investments, net of tax	(2,145)	(1,754)	(5,051)	657
Total other comprehensive income (loss)	53,814	5,171	74,840	(12,737)
Comprehensive income	$108,589	$44,345	$167,664	$43,426
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at April 1, 2025	57,479,307	$57	$609,118	$—	$(89,269)	$804,065	$1,323,971
Stock-based compensation expense			6,829				6,829
Issuance of common stock under the Equity Incentive Plan	47,953	—	1,979				1,979
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(8,275)	—	(1,022)				(1,022)
Purchase of treasury stock				(41,225)			(41,225)
Retirement of treasury stock	(348,375)	—	(41,225)	41,225			—
Other comprehensive income					53,814		53,814
Net income						54,775	54,775
Balance at June 30, 2025	57,170,610	$57	$575,679	$—	$(35,455)	$858,840	$1,399,121

	Three months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at April 1, 2024	57,953,066	$58	$663,406	$—	$(77,009)	$642,814	$1,229,269
Stock-based compensation expense			8,105				8,105
Issuance of common stock under the Equity Incentive Plan	35,095	—	1,800				1,800
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(1,236)	—	(298)				(298)
Other comprehensive income					5,171		5,171
Net income						39,174	39,174
Balance at June 30, 2024	57,986,925	$58	$673,013	$—	$(71,838)	$681,988	$1,283,221
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2025	57,404,736	$57	$622,618	$—	$(110,295)	$766,016	$1,278,396
Stock-based compensation expense			14,986				14,986
Issuance of common stock under the Equity Incentive Plan	392,065	—	12,631				12,631
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(107,965)	—	(13,609)				(13,609)
Purchase of treasury stock				(60,947)			(60,947)
Retirement of treasury stock	(518,226)	—	(60,947)	60,947			—
Other comprehensive income					74,840		74,840
Net income						92,824	92,824
Balance at June 30, 2025	57,170,610	$57	$575,679	$—	$(35,455)	$858,840	$1,399,121

	Six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2024	57,817,593	$58	$645,894	$—	$(59,101)	$625,825	$1,212,676
Stock-based compensation expense			15,516				15,516
Issuance of common stock under the Equity Incentive Plan	186,146	—	13,389				13,389
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(16,814)	—	(1,786)				(1,786)
Other comprehensive loss					(12,737)		(12,737)
Net income						56,163	56,163
Balance at June 30, 2024	57,986,925	$58	$673,013	$—	$(71,838)	$681,988	$1,283,221
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2025	2024

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,824	$56,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,609	53,099
Stock-based compensation expense	14,986	15,516
Deferred income taxes	5,175	(3,921)
Non-cash interest and other — net	856	7,411
Changes in assets and liabilities:
Accounts receivable	87,431	97,573
Prepaid expenses and other current assets	(1,345)	4,828
Accounts payable and accrued expenses	13,581	22,556
Income taxes	(7,882)	(8,030)
Deferred revenue	(27,252)	(9,570)
Leases	(4,523)	(3,823)
Other assets	(4,446)	(2,084)
Other current and long-term liabilities	6,360	(3,968)
Net cash provided by operating activities	220,374	225,750

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets — net	(34,043)	(42,016)
Proceeds from debt securities and other investments	7,503	17,713
Purchases of debt securities and other investments	(6,322)	(36,281)
Payments and settlements for acquisitions — net of cash acquired	(5,106)	(3,548)
Net cash used in investing activities	(37,968)	(64,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	405,000	156,500
Payments under revolving credit facility	(3,500)	(156,500)
Principal payments of long-term debt	(451,000)	(8,000)
Payments of debt issuance costs	(2,878)	—
Purchase of treasury stock	(60,330)	—
Proceeds from issuance of common stock upon exercise of options	10,230	6,901
Taxes paid related to the net share settlement of stock options and restricted stock	(13,609)	(1,786)
Payments of deferred and contingent consideration for acquisitions	—	(103,872)
Net cash used in financing activities	(116,087)	(106,757)
Effect of exchange rates on cash, cash equivalents and restricted cash	7,045	(723)
Net increase in cash, cash equivalents and restricted cash	73,364	54,138
Cash, cash equivalents and restricted cash — beginning of period	123,715	89,451
Cash, cash equivalents and restricted cash — end of period	$197,079	$143,589
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six months ended June 30,
	2025	2024

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$179,222	$140,246
Restricted cash, included in prepaid expenses and other current assets	15,363	1,180
Restricted cash, included in other assets	2,494	2,163
Total cash, cash equivalents and restricted cash — end of period	$197,079	$143,589

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$28,508	$38,309
Cash received from cash flow hedges of interest rate risk	$7,798	$12,407
Cash payments of income taxes	$35,879	$39,722
Cash paid for amounts included in the measurement of lease liabilities	$78,999	$77,649

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$1,465	$2,391
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$32,329	$28,960
Restricted stock reclassified from other current liabilities to equity upon vesting	$2,401	$6,488
Contingent consideration issued for acquisitions	$—	$696
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
As of June 30, 2025, we operated 1,020 early education and child care centers.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of June 30, 2025 and the unaudited condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 30, 2025 and the unaudited condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2025 and 2024, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $500 million (exclusive of fees, commissions or other expenses) of the Company’s outstanding common stock effective June 3, 2025. The share repurchase program has no expiration date and replaced and canceled the prior $400 million authorization announced in December 2021, of which $58.9 million remained available thereunder. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities law, including under Rule 10b5-1 plans or accelerated share repurchase programs. During the six months ended June 30, 2025, the Company repurchased approximately 0.5 million shares for $60.7 million (resulting in a $0.2 million excise tax liability). During the six months ended June 30, 2024, there were no share repurchases under the repurchase program. All repurchased shares have been retired and, as of June 30, 2025, $494.1 million remained available under the Board-approved repurchase program.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended June 30, 2025
North America	$340,082	$147,382	$28,633	$516,097
Outside North America	200,185	15,288	—	215,473
	$540,267	$162,670	$28,633	$731,570
Three months ended June 30, 2024
North America	$330,510	$123,682	$26,492	$480,684
Outside North America	176,567	12,808	—	189,375
	$507,077	$136,490	$26,492	$670,059

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Six months ended June 30, 2025
North America	$673,057	$266,211	$55,001	$994,269
Outside North America	377,757	25,071	—	402,828
	$1,050,814	$291,282	$55,001	$1,397,097
Six months ended June 30, 2024
North America	$650,713	$227,093	$50,889	$928,695
Outside North America	340,004	24,069	—	364,073
	$990,717	$251,162	$50,889	$1,292,768
The classification “North America” is comprised of the Company’s operations in the United States (including Puerto Rico) and the classification “Outside North America” includes the Company’s operations in the United Kingdom, the Netherlands, Australia and India.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. The Company recognized $236.5 million and $213.2 million as revenue during the six months ended June 30, 2025 and 2024, respectively, which was included in the deferred revenue balance at the beginning of each respective period.
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
3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of June 30, 2025 and December 31, 2024, there were no material finance leases.

Lease Expense
The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands)
Operating lease expense (1)	$37,663	$38,477	$74,058	$76,208
Variable lease expense (1)	12,017	11,332	23,354	22,103
Total lease expense	$49,680	$49,809	$97,412	$98,311
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	June 30, 2025	December 31, 2024

Weighted average remaining lease term (in years)	9	9
Weighted average discount rate	7.0%	7.0%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of June 30, 2025:

Operating Leases

(In thousands)
Remainder of 2025	$69,338
2026	160,759
2027	152,399
2028	140,656
2029	123,596
Thereafter	534,623
Total lease payments	1,181,371
Less imputed interest	(328,920)
Present value of lease liabilities	852,451
Less current portion of operating lease liabilities	(106,291)
Long-term operating lease liabilities	$746,160
As of June 30, 2025, the Company had not entered into additional operating leases that have not yet commenced.
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
2025 Acquisitions
In April 2025, the Company acquired two centers in the United Kingdom in one business acquisition, which was accounted for as a business combination. The business was acquired for cash consideration of $5.1 million, net of cash acquired, which is subject to adjustments from the settlement of the final working capital. The Company recorded goodwill of $3.6 million related to the full service center-based child care segment for this acquisition, which will not be deductible for tax purposes. In addition, the Company recorded intangible assets of $0.5 million that will be amortized over four years.

The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2025, the purchase price allocation for this acquisition remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired business are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
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
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2025, the purchase price allocation for one of these acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
In January 2024, the Company paid deferred consideration of $106.5 million related to the 2022 acquisition of Only About Children. The acquisition date fair value of the deferred consideration of $97.7 million is presented as cash used in financing activities in the consolidated statement of cash flows while the accrued interest is presented as cash used in operating activities.
In April 2024, the Company paid contingent consideration of $14.3 million related to a 2021 acquisition.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Balance at January 1, 2025	$1,515,919	$209,088	$37,676	$1,762,683
Additions from acquisitions	3,568	—	—	3,568
Adjustments to prior year acquisitions	531	—	—	531
Effect of foreign currency translation	55,417	2,280	—	57,697
Balance at June 30, 2025	$1,575,435	$211,368	$37,676	$1,824,479
The Company also has intangible assets, which consisted of the following as of June 30, 2025 and December 31, 2024:

June 30, 2025	Cost	Accumulated amortization	Net carrying amount

	(In thousands)
Definite-lived intangible assets:
Customer relationships	$398,032	$(388,749)	$9,283
Trade names	16,069	(10,196)	5,873
	414,101	(398,945)	15,156
Indefinite-lived intangible assets:
Trade names	181,108	—	181,108
	$595,209	$(398,945)	$196,264

December 31, 2024	Cost	Accumulated amortization	Net carrying amount

	(In thousands)
Definite-lived intangible assets:
Customer relationships	$394,098	$(383,127)	$10,971
Trade names	15,226	(9,111)	6,115
	409,324	(392,238)	17,086
Indefinite-lived intangible assets:
Trade names	180,489	—	180,489
	$589,813	$(392,238)	$197,575
The Company estimates that it will record amortization expense related to intangible assets existing as of June 30, 2025 as follows:

Estimated amortization expense

(In thousands)
Remainder of 2025	$2,877
2026	4,332
2027	3,100
2028	1,742
2029	707
Thereafter	2,398
$15,156
6. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company’s senior secured credit facilities consist of a term loan B facility (“term loan B”) and a $900 million multi-currency revolving credit facility (“revolving credit facility”). Prior to April 17, 2025, the Company’s senior secured credit facilities included a term loan A facility (“term loan A”).
Long-term debt obligations were as follows:

	June 30, 2025	December 31, 2024

	(In thousands)
Term loan B	$500,000	$583,500
Term loan A	—	367,500
Revolving credit facility	401,500	—
Deferred financing costs and original issue discount	(3,044)	(4,051)
Total debt	898,456	946,949
Less current portion of term loans	—	(28,500)
Less current portion of revolving credit facility	(101,500)	—
Long-term debt	$796,956	$918,449
On April 17, 2025, the Company amended its existing senior secured credit facilities to, among other changes, increase the borrowing capacity of its revolving credit facility from $400 million to $900 million and to extend the maturity date. On the closing date, the Company used $362.5 million from its revolving credit facility to repay the outstanding balances under the term loan A facility. In conjunction with the amendment, the Company recorded expense of $0.6 million and capitalized $2.9 million in fees that have been recorded in other assets and will be amortized over the term of the revolving credit facility.

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
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 6.08% and 6.21% as of June 30, 2025 and December 31, 2024, respectively, and the weighted average interest rate was 6.06% and 7.47% for the six months ended June 30, 2025 and 2024, respectively, prior to the effects of any interest rate hedge arrangements. The effective interest rate for the revolving credit facility was 5.83% as of June 30, 2025 and the weighted average interest rate was 5.83% and 7.81% for the six months ended June 30, 2025 and 2024, respectively, prior to the effects of any interest rate hedge arrangements. The effective interest rate on the revolving credit facility may fluctuate from borrowing to borrowing for various reasons, including changes in the term benchmark or base interest rate, and the selected interest period as terms can vary between under-30 day and over-30 day borrowings.
Term Loan B Facility
The term loan B matures on November 23, 2028 and requires quarterly principal payments equal to 1% per annum of the aggregate principal amount of the term loan B outstanding as of December 11, 2024, the date the Company amended its senior secured credit facility, with the remaining principal balance due at maturity. In February 2025, the Company voluntarily prepaid $44.5 million of the outstanding principal balance on its term loan B facility, which satisfied the remaining annual principal payments due until maturity. In May 2025, the Company utilized its revolving credit facility to prepay $39.0 million of the outstanding principal balance on its term loan B facility to lower borrowing costs. As a result of these voluntary prepayments, the $500 million balance outstanding is due at maturity on November 23, 2028.
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
Term Loan A Facility
As noted above, balances outstanding under the term loan A facility were repaid on April 17, 2025 using availability under the revolving credit facility.
Prior to the April 2025 debt amendment, the term loan A was scheduled to mature on November 23, 2026 and required quarterly principal payments equal to 2.5% per annum of the original aggregate principal amount of the term loan A in each of the first three years, 5.0% in the fourth year, and 7.5% in the fifth year. The remaining principal balance was due at maturity. Borrowings under the term loan A facility bore interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the adjusted term SOFR rate. The base rate was subject to an interest rate floor of 1.00% and the adjusted term SOFR rate was subject to an interest rate floor of 0.00%.
Revolving Credit Facility
As noted above, the terms of the revolving credit facility were amended on April 17, 2025.
The revolving credit facility matures on April 17, 2030. However, if there is any additional material indebtedness maturing on or before April 17, 2030, the maturity date will be 91 days prior to the maturity of that material indebtedness, unless the Company satisfies a minimum liquidity threshold test as of that date. As of June 30, 2025, based on the current material indebtedness maturity date, the maturity date of the revolving facility is August 24, 2028, which is 91 days prior to the maturity of the term loan B facility.
As of June 30, 2025, borrowings outstanding on the revolving credit facility were $401.5 million and letters of credit outstanding were $15.2 million, with $483.3 million available for borrowing. Since the revolving credit facility has a contractual maturity in excess of 12 months from the balance sheet date and the Company has the ability and intends to renew borrowings of at least $300 million through June 30, 2026, such balance has been presented as long-term on the condensed consolidated balance sheet at June 30, 2025. As of December 31, 2024, there were no borrowings outstanding on the revolving credit facility, and letters of credit outstanding were $15.2 million, with $384.8 million available for borrowing.

Borrowings under the revolving credit facility bear interest at a rate per annum ranging from 0.25% to 0.75% over the base rate (as defined in the credit agreement), or 1.25% to 1.75% over the term SOFR rate. The base rate is subject to an interest rate floor of 1.00% and the term SOFR rate is subject to an interest rate floor of 0.00%. Prior to the April 17, 2025 amendment, borrowings under the revolving credit facility bore interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the adjusted term SOFR rate.
In 2024, the Company entered into a AU$5 million uncommitted working capital credit facility in Australia for short term borrowing purposes. As of June 30, 2025 and December 31, 2024, there were no borrowings outstanding under this facility.
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
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp. (the Guarantor), the Company’s direct subsidiary, to be a passive holding company, subject to certain exceptions. The Company is the ultimate parent of the Guarantor and the Borrower and the Company’s material assets are held, and operations are conducted, by the Borrower and its subsidiaries. The revolving credit facility requires Bright Horizons Family Solutions LLC as the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio not to exceed 4.25 to 1.00. A breach of the applicable covenant is subject to certain equity cure rights.
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
In March and July 2025, the Company entered into additional interest rate cap agreements with a total notional value of $150 million and $100 million, respectively, designated and accounted for as cash flow hedges from inception. The March and July 2025 interest rate cap agreements, both of which have forward starting effective dates of October 31, 2025, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 3.5% and 3.0%, respectively, and expire on October 31, 2027 and October 31, 2026, respectively.
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	June 30, 2025	December 31, 2024

		(In thousands)
Interest rate caps - asset	Prepaid and other current assets	$3,625	$8,407
Interest rate caps - asset	Other assets	$4,351	$6,311

The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended June 30, 2025
Cash flow hedges	$237	Interest expense — net	$3,202	$(2,965)
Income tax effect	(63)	Income tax expense	(854)	791
Net of income taxes	$174		$2,348	$(2,174)

Three months ended June 30, 2024
Cash flow hedges	$3,295	Interest expense — net	$5,638	$(2,343)
Income tax effect	(880)	Income tax expense	(1,506)	626
Net of income taxes	$2,415		$4,132	$(1,717)

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Six months ended June 30, 2025
Cash flow hedges	$(666)	Interest expense — net	$6,409	$(7,075)
Income tax effect	178	Income tax expense	(1,711)	1,889
Net of income taxes	$(488)		$4,698	$(5,186)

Six months ended June 30, 2024
Cash flow hedges	$12,303	Interest expense — net	$11,389	$914
Income tax effect	(3,285)	Income tax expense	(3,041)	(244)
Net of income taxes	$9,018		$8,348	$670
During the next 12 months, the Company estimates that a net gain of $4.2 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense related to these derivative financial instruments.
7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(In thousands, except share data)
Net income	$54,775	$39,174	$92,824	$56,163

Weighted average common shares outstanding — basic	57,255,841	57,971,350	57,319,814	57,924,875
Effect of dilutive securities	457,270	466,836	512,116	449,421
Weighted average common shares outstanding — diluted	57,713,111	58,438,186	57,831,930	58,374,296

Earnings per common share — basic	$0.96	$0.68	$1.62	$0.97
Earnings per common share — diluted	$0.95	$0.67	$1.61	$0.96

For the three and six months ended June 30, 2025 and 2024, basic and diluted earnings per share were calculated using the treasury method. Equity awards outstanding to purchase or receive 0.9 million and 1.4 million shares of common stock were excluded from diluted earnings per share for the three months ended June 30, 2025 and 2024, respectively, since their effect was anti-dilutive. Equity awards outstanding to purchase or receive 1.0 million and 1.5 million shares of common stock were excluded from diluted earnings per share for the six months ended June 30, 2025 and 2024, respectively, since their effect was anti-dilutive. These equity awards may become dilutive in the future.
8. INCOME TAXES
The Company’s effective income tax rates were 27.4% and 31.3% for the three months ended June 30, 2025 and 2024, respectively, and 27.2% and 32.6% for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which is included in tax expense.
During the three months ended June 30, 2025, the net shortfall tax expense from stock-based compensation increased tax expense by $0.1 million. During the six months ended June 30, 2025, the net excess tax benefit from stock-based compensation decreased tax expense by $1.3 million. During the three and six months ended June 30, 2024, the net shortfall tax expense from stock-based compensation increased tax expense by $0.2 million and $0.6 million, respectively. For the three and six months ended June 30, 2025 and 2024, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 27%.
The Company’s unrecognized tax benefits were $0.2 million as of June 30, 2025 and December 31, 2024, inclusive of interest. The unrecognized tax benefits may change over the next 12 months by up to $0.1 million.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. The OBBBA includes significant tax reform provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business expenses. The legislation has various effective dates, ranging from early 2025 through 2026. Since the law was enacted subsequent to quarter end, it has not been reflected in the consolidated financial statements at June 30, 2025. The Company is currently assessing its impact on our consolidated financial statements.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed as of June 30, 2025.
Long-term Debt — The Company’s term loan B is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s term loan B is based on current bid prices or prices for similar instruments from active markets and is classified as Level 2. The Company's revolving credit facility is recorded at cost and its fair value is classified as Level 2. As of June 30, 2025 and December 31, 2024, the estimated fair value approximated the carrying value of the total long-term debt.
Derivative Financial Instruments — The Company’s derivative financial instruments, comprised of interest rate cap agreements, are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps is classified as Level 2. As of June 30, 2025, the fair value of the interest rate cap agreements was $8.0 million, of which $3.6 million was recorded in prepaid expenses and other current assets and $4.4 million was recorded in other assets on the consolidated balance sheet. As of December 31, 2024, the fair value of the interest rate cap agreements was $14.7 million, of which $8.4 million was recorded in prepaid expenses and other current assets and $6.3 million was recorded in other assets on the consolidated balance sheet.
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
Debt securities are recorded at fair value. As of June 30, 2025, the fair value of the available-for-sale debt securities was $33.3 million and was classified based on the instruments’ maturity dates, with $13.1 million included in prepaid expenses and other current assets and $20.2 million in other assets on the consolidated balance sheet. As of December 31, 2024, the fair value of the available-for-sale debt securities was $33.7 million, with $11.7 million included in prepaid expenses and other current assets and $22.0 million in other assets on the consolidated balance sheet. As of June 30, 2025, debt securities classified as Level 1 and Level 2 had a fair value of $25.7 million and $7.6 million, respectively.
As of June 30, 2025 and December 31, 2024, the amortized cost was $33.1 million and $33.7 million, respectively. The debt securities held at June 30, 2025 had remaining contractual maturities ranging from less than one year to approximately five years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three and six months ended June 30, 2025 and 2024.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Six months ended June 30, 2025
	Foreign currency translation adjustments(1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2025	$(118,673)	$8,345	$33	$(110,295)
Other comprehensive income (loss) before reclassifications — net of tax	79,891	(488)	140	79,543
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	4,698	5	4,703
Net other comprehensive income (loss)	79,891	(5,186)	135	74,840
Balance at June 30, 2025	$(38,782)	$3,159	$168	$(35,455)

	Six months ended June 30, 2024
	Foreign currency translation adjustments(1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2024	$(76,130)	$17,100	$(71)	$(59,101)
Other comprehensive income (loss) before reclassifications — net of tax	(13,394)	9,018	(27)	(4,403)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	8,348	(14)	8,334
Net other comprehensive income (loss)	(13,394)	670	(13)	(12,737)
Balance at June 30, 2024	$(89,524)	$17,770	$(84)	$(71,838)
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

Revenue, cost of services, other expenses and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended June 30, 2025
Revenue	$540,267	$162,670	$28,633	$731,570
Cost of services	445,743	88,756	14,521	549,020
Other expenses (1)	54,244	32,991	9,263	96,498
Income from operations	$40,280	$40,923	$4,849	$86,052
Interest expense — net				(10,555)
Income before income tax				$75,497

Three months ended June 30, 2024
Revenue	$507,077	$136,490	$26,492	$670,059
Cost of services	415,933	77,272	14,442	507,647
Other expenses (1)	58,500	27,625	7,228	93,353
Income from operations	$32,644	$31,593	$4,822	$69,059
Interest expense — net				(12,013)
Income before income tax				$57,046
(1)Other expenses for each reportable segment includes selling, general and administrative expenses and amortization expense.

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Six months ended June 30, 2025
Revenue	$1,050,814	$291,282	$55,001	$1,397,097
Cost of services	867,863	161,497	29,450	1,058,810
Other expenses (1)	109,417	62,478	18,068	189,963
Income from operations	$73,534	$67,307	$7,483	$148,324
Interest expense — net				(20,906)
Income before income tax				$127,418

Six months ended June 30, 2024
Revenue	$990,717	$251,162	$50,889	$1,292,768
Cost of services	819,902	146,166	29,160	995,228
Other expenses (1)	116,727	57,420	14,397	188,544
Income from operations	$54,088	$47,576	$7,332	$108,996
Interest expense — net				(25,694)
Income before income tax				$83,302
(1)Other expenses for each reportable segment includes selling, general and administrative expenses and amortization expense.
Depreciation and amortization expense totaled $22.7 million and $44.6 million for the three and six months ended June 30, 2025, respectively, of which approximately 85% related to the full service center-based child care segment. Depreciation and amortization expense totaled $25.5 million and $53.1 million for the three and six months ended June 30, 2024, respectively, of which approximately 90% related to the full service center-based child care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; labor, workplace and demographic trends; wage rate increases, personnel costs and labor markets; future center closures and portfolio optimization and impacts; our operations outside the United States; back-up care services and use types; enrollment recovery and occupancy improvement in the United States and outside the United States; our center cohort occupancy levels; cost management and capital spending; investments in employees and wages; contributions and growth in our back-up care segment; the availability or lack of government support programs; tuition rate increases and pricing strategies; leases, terms and expirations; ability to respond to changing or volatile market conditions; our growth and strategic priorities; ability to regain and sustain our business; demand for services; our value proposition, client relations and partnerships; seasonality; macroeconomic trends and changing conditions, including uncertainty and inflationary or recessionary pressures; fluctuating interest rates; changes in laws and regulations, including the OBBBA and its impacts; investments in operations and strategic opportunities; investments in technology, marketing and user experience; our opportunities for expansion; acquisitions, contributions and expected synergies; contingent consideration; amortization expense; our fair value estimates; goodwill from business combinations; impairments; fixed assets; estimates and impact of employee equity transactions; unrecognized tax benefits and the impact of uncertain tax positions; our effective tax rate and estimates; the outcome of tax audits, settlements and tax liabilities; impact of tax benefits/expense; fluctuations, impact and estimates of foreign currency exchange rates and interest rates; our capital allocation; share repurchase program and future activity; the outcome of litigation, legal proceedings/claims and our insurance coverage; debt securities; our interest rates, weighted average interest rate, expense and impact of our interest rate cap agreements; credit risk; the use of derivatives or other market risk sensitive instruments; critical accounting policies and estimates; impact of new accounting pronouncements; our indebtedness; borrowings under our senior secured credit facilities, the need for additional debt or equity financing, and our ability to obtain such financing; contractual and actual maturities; our sources, drivers and uses of cash flows; our ability to fund operations and make capital expenditures and payments with cash and cash equivalents and borrowings; and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
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

Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
As of June 30, 2025, we operated 1,020 early education and child care centers with the capacity to serve approximately 115,000 children in the United States, the United Kingdom, the Netherlands, Australia and India.
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
During the three months ended June 30, 2025, we saw strong growth in back-up care with a 19% year-over-year increase in revenue as a result of increased utilization. We also saw solid year-over-year revenue growth of 7% in our full service center-based child care segment, including net enrollment growth of 2%. To track our continued improvement in occupancy rates, we monitor occupancy for a cohort of centers that has been operating since the 2021 fall enrollment cycle, and as of June 30, 2025, this cohort of centers totaled 760 centers. Occupancy represents utilization for each respective center and is calculated as the average full-time enrollment divided by the total operating capacity during the period. For the quarter ended June 30, 2025, 54% of these centers were more than 70% enrolled, 36% were between 40-70% enrolled and 10% were less than 40% enrolled, which reflects improved occupancy when compared to the same period in the prior year and when compared to the first quarter of 2025.
While we continue to see year-over-year growth and progress, we continue to navigate through a dynamic operating environment that is impacted by increased costs, a tight labor market, varying enrollment demands, shifting work demographics, and challenging and uncertain macroeconomic conditions. We monitor and respond to the changing conditions and operating environments, and the evolving needs of clients, families and children, including the optimization of our portfolio of centers through the routine closure of underperforming centers to accommodate evolving changes in demand in the markets we serve. In the event of a center closure, where possible, we shift enrollment and teachers to other centers at nearby locations.
We remain focused on our strategic priorities to deliver high quality education and care services, connect across our service lines, extend our impact on new customers and clients, and preserve our strong culture and we remain committed to serving the needs of families, clients and our employees. We are confident in our value proposition, business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing and unpredictable market conditions.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	%	2024	%

	(In thousands, except percentages)
Revenue	$731,570	100.0%	$670,059	100.0%
Cost of services	549,020	75.0%	507,647	75.8%
Gross profit	182,550	25.0%	162,412	24.2%
Selling, general and administrative expenses	94,834	13.0%	87,499	13.1%
Amortization of intangible assets	1,664	0.2%	5,854	0.8%
Income from operations	86,052	11.8%	69,059	10.3%
Interest expense — net	(10,555)	(1.5)%	(12,013)	(1.8)%
Income before income tax	75,497	10.3%	57,046	8.5%
Income tax expense	(20,722)	(2.8)%	(17,872)	(2.7)%
Net income	$54,775	7.5%	$39,174	5.8%

Adjusted EBITDA (1)	$115,615	15.8%	$102,630	15.3%
Adjusted income from operations (1)	$86,052	11.8%	$69,059	10.3%
Adjusted net income (1)	$61,504	8.4%	$51,301	7.7%
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
The following table sets forth statement of income data as a percentage of revenue for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	%	2024	%

	(In thousands, except percentages)
Revenue	$1,397,097	100.0%	$1,292,768	100.0%
Cost of services	1,058,810	75.8%	995,228	77.0%
Gross profit	338,287	24.2%	297,540	23.0%
Selling, general and administrative expenses	186,695	13.4%	175,045	13.5%
Amortization of intangible assets	3,268	0.2%	13,499	1.1%
Income from operations	148,324	10.6%	108,996	8.4%
Interest expense — net	(20,906)	(1.5)%	(25,694)	(2.0)%
Income before income tax	127,418	9.1%	83,302	6.4%
Income tax expense	(34,594)	(2.5)%	(27,139)	(2.1)%
Net income	$92,824	6.6%	$56,163	4.3%

Adjusted EBITDA (1)	$207,919	14.9%	$177,611	13.7%
Adjusted income from operations (1)	$148,324	10.6%	$108,996	8.4%
Adjusted net income (1)	$106,223	7.6%	$80,922	6.3%
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

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Revenue. Revenue for the three months ended June 30, 2025, increased by $61.5 million, or 9%, to $731.6 million from $670.1 million for the same period in 2024. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024		Change 2025 vs 2024

	(In thousands, except percentages)
Full service center-based child care	$540,267	73.9%	$507,077	75.7%	$33,190	6.5%
Tuition	495,701	91.8%	463,409	91.4%	32,292	7.0%
Management fees and operating subsidies	44,566	8.2%	43,668	8.6%	898	2.1%
Back-up care	162,670	22.2%	136,490	20.3%	26,180	19.2%
Educational advisory services	28,633	3.9%	26,492	4.0%	2,141	8.1%
Total revenue	$731,570	100.0%	$670,059	100.0%	$61,511	9.2%
Revenue generated by the full service center-based child care segment in the three months ended June 30, 2025 increased by $33.2 million, or 7%, when compared to the same period in 2024. Tuition revenue increased by $32.3 million, or 7%, when compared to the prior year, due to a 2% net increase in enrollment and average tuition rate increases at our child care centers of approximately 4-5%. Fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations increased 2025 tuition revenue by approximately 2%, or $7.9 million. We expect to be impacted by fluctuations in the foreign currency exchange rates throughout the year, although we do not expect the impact on net earnings to be material.
Management fees and operating subsidies from employer sponsors increased by $0.9 million, or 2%, primarily due to higher operating subsidies required to support center operations as enrollment continues to increase.
Revenue generated by back-up care services in the three months ended June 30, 2025 increased by $26.2 million, or 19%, when compared to the same period in 2024. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based, in-home and school age programs by new and existing clients.
Revenue generated by educational advisory services in the three months ended June 30, 2025 increased by $2.1 million, or 8%, when compared to the same period in 2024 from increased utilization from new and existing clients.
Cost of Services. Cost of services increased by $41.4 million, or 8%, to $549.0 million for the three months ended June 30, 2025 from $507.6 million for the same period in 2024.
Cost of services in the full service center-based child care segment increased by $29.8 million, or 7%, to $445.7 million in the three months ended June 30, 2025 when compared to the same period in 2024. The increase in cost of services was primarily associated with increased personnel costs related to expanded enrollment, wage rate increases and higher benefit costs. Personnel costs, which represent approximately 70% of the costs for this segment, increased 10% during the quarter compared to the same period in the prior year. In addition to the personnel costs to support the enrollment growth noted above, we continue to invest in higher wages and benefits for our center staff, resulting in an increase of approximately 3-4% to the average hourly wage in 2025 compared to 2024.
Cost of services in the back-up care segment increased by $11.5 million, or 15%, to $88.8 million in the three months ended June 30, 2025, when compared to the prior year. The increase in cost of services correlates to the increase in revenue and is primarily associated with care provider fees to serve the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in technology to support our customer user experience and customer acquisition.
Cost of services in the educational advisory services segment increased by $0.1 million, or 1%, to $14.5 million in the three months ended June 30, 2025 when compared to the prior year, on improved leverage in service delivery.
Gross Profit. Gross profit increased by $20.2 million, or 12%, to $182.6 million for the three months ended June 30, 2025 from $162.4 million for the same period in 2024 primarily due to incremental gross profit contributions from the back-up care segment, resulting from higher utilization of back-up care services, and the full service center-based child care segment, resulting from enrollment growth, and the associated operating leverage. Gross profit margin was 25% of revenue for the three months ended June 30, 2025, an increase of approximately 1% compared to the three months ended June 30, 2024.
Selling, General and Administrative Expenses (“SGA”). SGA increased by $7.3 million, or 8%, to $94.8 million for the three months ended June 30, 2025 from $87.5 million for the same period in 2024, due to higher personnel and technology costs. SGA was 13% of revenue for the three months ended June 30, 2025, consistent with the same period in 2024.

Amortization of Intangible Assets. Amortization expense on intangible assets was $1.7 million for the three months ended June 30, 2025, a decrease from $5.9 million for the three months ended June 30, 2024, primarily due to decreases from intangible assets becoming fully amortized since the prior year, partially offset by increases from intangible assets acquired in relation to the acquisitions completed in 2024 and 2025.
Income from Operations. Income from operations increased by $17.0 million, or 25%, to $86.1 million for the three months ended June 30, 2025 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024		Change 2025 vs 2024

	(In thousands, except percentages)
Full service center-based child care	$40,280	7.5%	$32,644	6.4%	$7,636	23.4%
Back-up care	40,923	25.2%	31,593	23.1%	9,330	29.5%
Educational advisory services	4,849	16.9%	4,822	18.2%	27	0.6%
Income from operations	$86,052	11.8%	$69,059	10.3%	$16,993	24.6%
The increase in income from operations was primarily due to the following:
•Income from operations for the full service center-based child care segment increased $7.6 million, or 23%, in the three months ended June 30, 2025 when compared to the same period in 2024, primarily due to increases in tuition revenue from enrollment growth and annual tuition rate increases, as well as decreases in amortization expense, partially offset by increased personnel costs.
•Income from operations for the back-up care segment increased $9.3 million, or 30%, in the three months ended June 30, 2025 when compared to the same period in 2024, primarily due to incremental gross profit contributions from expanded utilization of back-up care services, partially offset by investments in technology to improve customer experience.
•Income from operations for the educational advisory services segment in the three months ended June 30, 2025 was consistent with the same period in 2024, due to revenue increases offset by service costs for technology and marketing.
Net Interest Expense. Net interest expense was $10.6 million for the three months ended June 30, 2025, a decrease from $12.0 million for the three months ended June 30, 2024, primarily due to lower interest rates applicable to our debt and lower outstanding debt, partially offset by debt financing costs of $0.6 million related to refinancing our debt facilities in 2025. The weighted average interest rate for the term loans and revolving credit facility was 4.26% for the three months ended June 30, 2025 compared to 4.90% for the three months ended June 30, 2024, inclusive of the effects of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will be in the range of 4.75% and 5.00% for the remainder of 2025 inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $20.7 million during the three months ended June 30, 2025, at an effective income tax rate of 27%, compared to an income tax expense of $17.9 million during the three months ended June 30, 2024, at an effective income tax rate of 31%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the impact of unbenefited losses in certain foreign subsidiaries and the effects of net excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the three months ended June 30, 2025 and 2024, the net shortfall tax expense from stock-based compensation increased tax expense by $0.1 million and $0.2 million, respectively. For the three months ended June 30, 2025 and 2024, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 27%.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA increased $13.0 million, or 13%, and adjusted income from operations increased $17.0 million, or 25%, for the three months ended June 30, 2025 over the comparable period in 2024 primarily due to increased contributions from both the back-up care segment and the full service center-based child care segment.
Adjusted Net Income. Adjusted net income increased $10.2 million, or 20%, for the three months ended June 30, 2025 when compared to the same period in 2024, primarily due to the increase in adjusted income from operations and lower interest expense.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenue. Revenue increased by $104.3 million, or 8%, to $1.4 billion for the six months ended June 30, 2025 from $1.3 billion for the same period in 2024. The following table summarizes the revenue and percentage of total revenue for each of our segments for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024		Change 2025 vs 2024

	(In thousands, except percentages)
Full service center-based child care	$1,050,814	75.2%	$990,717	76.6%	$60,097	6.1%
Tuition	960,327	91.4%	903,959	91.2%	56,368	6.2%
Management fees and operating subsidies	90,487	8.6%	86,758	8.8%	3,729	4.3%
Back-up care	291,282	20.9%	251,162	19.5%	40,120	16.0%
Educational advisory services	55,001	3.9%	50,889	3.9%	4,112	8.1%
Total revenue	$1,397,097	100.0%	$1,292,768	100.0%	$104,329	8.1%
Revenue generated by the full service center-based child care segment in the six months ended June 30, 2025 increased by $60.1 million, or 6%, when compared to the same period in 2024. Tuition revenue increased by $56.4 million, or 6%, when compared to the prior year, due to a 2% net increase in enrollment and average tuition rate increases at our child care centers of approximately 4-5%. Fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations increased 2025 tuition revenue by $4.2 million.
Management fees and operating subsidies from employer sponsors increased by $3.7 million, or 4%, primarily due to higher operating subsidies required to support center operations on expanded enrollment.
Revenue generated by back-up care services in the six months ended June 30, 2025 increased by $40.1 million, or 16%, when compared to the same period in 2024. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based, in-home and school-age camp back-up care by new and existing clients.
Revenue generated by educational advisory services in the six months ended June 30, 2025 increased by $4.1 million, or 8%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to increased utilization from new and existing clients.
Cost of Services. Cost of services increased $63.6 million, or 6%, to $1.1 billion for the six months ended June 30, 2025 from $1.0 billion for the same period in 2024.
Cost of services in the full service center-based child care segment increased by $48.0 million, or 6%, to $0.9 billion in the six months ended June 30, 2025 when compared to the same period in 2024. The increase in cost of services was primarily associated with increased personnel costs related to expanded enrollment, wage rate increases and higher benefit costs. Personnel costs increased 8% during the six months ended June 30, 2025 compared to the same period in the prior year. In addition to the personnel costs to support the enrollment growth noted above, we continue to invest in higher wages and benefits for our center staff, resulting in an increase of approximately 3-4% to the average hourly wage in 2025 compared to 2024.
Cost of services in the back-up care segment increased $15.3 million, or 10%, to $161.5 million in the six months ended June 30, 2025 when compared to the prior year. The increase in cost of services correlates to the increase in revenue and is primarily associated with care provider fees to serve the increase in utilization levels of center-based and in-home back-up care over the prior year, and continued investment in technology to support our customer user experience and service offerings.
Cost of services in the educational advisory services segment increased by $0.3 million, or 1%, to $29.5 million in the six months ended June 30, 2025 when compared to the prior year, on improved leverage in service delivery.
Gross Profit. Gross profit increased $40.8 million, or 14%, to $338.3 million for the six months ended June 30, 2025 from $297.5 million for the same period in 2024 primarily due to incremental gross profit contributions from the back-up care segment, resulting from higher utilization of back-up care services, and from the full service center-based child care segment, resulting from enrollment growth, and the associated operating leverage. Gross profit margin was 24% of revenue for the six months ended June 30, 2025, an increase of approximately 1% compared to the six months ended June 30, 2024.

Selling, General and Administrative Expenses. SGA increased $11.7 million, or 7%, to $186.7 million for the six months ended June 30, 2025 from $175.0 million for the same period in 2024, due to higher personnel and technology costs. SGA for the six months ended June 30, 2024 included a $2.3 million charge within the back-up care segment resulting from the early settlement of contingent consideration for a 2021 acquisition. SGA was 13% of revenue for the six months ended June 30, 2025, which is consistent with the same period in 2024.
Amortization of Intangible Assets. Amortization expense on intangible assets of $3.3 million for the six months ended June 30, 2025, decreased from $13.5 million for the six months ended June 30, 2024 primarily due to certain intangible assets becoming fully amortized during the prior year, partially offset by increases from intangible assets acquired in relation to the acquisitions completed in 2024 and 2025.
Income from Operations. Income from operations increased by $39.3 million, or 36%, to $148.3 million for the six months ended June 30, 2025 when compared to the same period in 2024. The following table summarizes income from operations and percentage of revenue for each of our segments for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024		Change 2025 vs 2024

	(In thousands, except percentages)
Full service center-based child care	$73,534	7.0%	$54,088	5.5%	$19,446	36.0%
Back-up care	67,307	23.1%	47,576	18.9%	19,731	41.5%
Educational advisory services	7,483	13.6%	7,332	14.4%	151	2.1%
Income from operations	$148,324	10.6%	$108,996	8.4%	$39,328	36.1%
The increase in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $19.4 million, or 36%, in the six months ended June 30, 2025 when compared to the same period in 2024, primarily due to increases in tuition revenue from enrollment growth and annual tuition rate increases, as well as decreases in amortization expense, partially offset by increased personnel costs.
•Income from operations for the back-up care segment increased $19.7 million, or 41%, in the six months ended June 30, 2025 when compared to the same period in 2024, primarily due to incremental gross profit contributions from expanded utilization of back-up care services, partially offset by increases in technology to improve customer experience. Income from operations for the six months ended June 30, 2024 included a $2.3 million charge related to the early settlement of contingent consideration for a 2021 acquisition.
•Income from operations for the educational advisory services segment increased $0.2 million, or 2%, in the six months ended June 30, 2025 when compared to the same period in 2024 due to revenue increases partially offset by service costs for technology and marketing.
Net Interest Expense. Net interest expense was $20.9 million for the six months ended June 30, 2025, a decrease from net interest expense of $25.7 million for the same period in 2024, primarily due to lower interest rates applicable to our debt and lower outstanding debt. The weighted average interest rate for the term loans and revolving credit facility was 4.32% for the six months ended June 30, 2025 compared to 4.98% for the same period in 2024, inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $34.6 million for the six months ended June 30, 2025 at an effective income tax rate of 27%, compared to an income tax expense of $27.1 million during the six months ended June 30, 2024, at an effective income tax rate of 33%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the impact of unbenefited losses in certain foreign subsidiaries and the effects of net excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the six months ended June 30, 2025, the net excess tax benefit from stock-based compensation decreased tax expense by $1.3 million. During the six months ended June 30, 2024, the net shortfall tax expense from stock-based compensation increased tax expense by $0.6 million. For the six months ended June 30, 2025 and 2024, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 27%.

Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $30.3 million, or 17%, and $39.3 million, or 36%, respectively, for the six months ended June 30, 2025 over the comparable period in 2024 primarily due to the incremental gross profit contributions from the back-up care segment resulting from increased utilization and from the full service center-based child care segment resulting from enrollment growth and tuition price increases.
Adjusted Net Income. Adjusted net income increased $25.3 million, or 31%, for the six months ended June 30, 2025 when compared to the same period in 2024, primarily due to the increase in adjusted income from operations and lower interest expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except share data)
Net income	$54,775	$39,174	$92,824	$56,163
Interest expense — net	10,555	12,013	20,906	25,694
Income tax expense	20,722	17,872	34,594	27,139
Depreciation	21,070	19,612	41,341	39,600
Amortization of intangible assets (a)	1,664	5,854	3,268	13,499
EBITDA	108,786	94,525	192,933	162,095
Additional adjustments:
Stock-based compensation expense (b)	6,829	8,105	14,986	15,516
Total adjustments	6,829	8,105	14,986	15,516
Adjusted EBITDA	$115,615	$102,630	$207,919	$177,611

Income from operations	$86,052	$69,059	$148,324	$108,996
Adjusted income from operations	$86,052	$69,059	$148,324	$108,996

Net income	$54,775	$39,174	$92,824	$56,163
Income tax expense	20,722	17,872	34,594	27,139
Income before income tax	75,497	57,046	127,418	83,302
Amortization of intangible assets (a)	1,664	5,854	3,268	13,499
Stock-based compensation expense (b)	6,829	8,105	14,986	15,516
Other costs (c)	551	—	551	—
Adjusted income before income tax	84,541	71,005	146,223	112,317
Adjusted income tax expense (d)	(23,037)	(19,704)	(40,000)	(31,395)
Adjusted net income	$61,504	$51,301	$106,223	$80,922

Weighted average common shares outstanding — diluted	57,713,111	58,438,186	57,831,930	58,374,296
Diluted adjusted earnings per common share	$1.07	$0.88	$1.84	$1.39
(a)Amortization of intangible assets represents amortization expense, including amortization expense of $3.3 million and $8.3 million for the three and six months ended June 30, 2024, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)Stock-based compensation expense represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(c)Other costs in the three and six months ended June 30, 2025 consist of costs incurred in connection with the April 2025 debt refinancing of $0.6 million, which are included in interest expense on the statement of income.
(d)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 27% for the three and six months ended June 30, 2025 and approximately 28% for the three and six months ended June 30, 2024. The jurisdictional mix of the expected adjusted income before income tax for the full year will affect the estimated effective tax rate for the year.

Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are financial measures that are not calculated in accordance with GAAP (collectively referred to as “non-GAAP financial measures”), and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, and stock-based compensation expense, and non-recurring costs, as applicable, such as debt refinancing costs, impairment costs and transaction costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement.
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
•adjusted EBITDA, adjusted income from operations and adjusted net income do not reflect changes in, or, cash requirements for, our working capital needs;
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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our revolving credit facility. We had $179.2 million in cash ($197.1 million including restricted cash) as of June 30, 2025, of which $80.5 million was held in foreign jurisdictions, compared to $110.3 million in cash ($123.7 million including restricted cash) as of December 31, 2024, of which $45.5 million was held in foreign jurisdictions. Operations outside of North America accounted for 29% and 28% of our consolidated revenue in the six months ended June 30, 2025 and 2024, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the six months ended June 30, 2025 and 2024. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the year, we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity and capital resources for the remainder of 2025.
Our revolving credit facility is part of our senior secured credit facilities. On April 17, 2025, we amended our existing senior secured credit facilities to, among other changes, increase our revolving credit facility from $400 million to $900 million and extend the date of maturity. On the closing date, we used proceeds from our revolving credit facility to repay the outstanding balances under the term loan A facility. As of June 30, 2025 and December 31, 2024, $483.3 million and $384.8 million, respectively, of the revolving credit facility was available for borrowing.

We had a working capital deficit of $366.3 million and $283.4 million as of June 30, 2025 and December 31, 2024, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, deferred consideration issued in relation to one acquisition, from share repurchases, and short term borrowings on our long-term debt.
As of June 30, 2025, we had $852.5 million in lease liabilities, $106.3 million of which is short term in nature. Refer to Note 3, Leases, to our condensed consolidated financial statements for additional information on leases, including the maturity of the contractual obligations related to our lease liabilities.
The board of directors authorized a share repurchase program of up to $500 million of our outstanding common stock, effective June 3, 2025. The share repurchase program has no expiration date and replaced and canceled the prior $400 million authorization announced December 2021, of which $58.9 million remained available thereunder. During the six months ended June 30, 2025, we repurchased approximately 0.5 million shares for $60.7 million (resulting in a $0.2 million excise tax liability). During the six months ended June 30, 2024, we did not make any share repurchases under the board-approved repurchase program. All repurchased shares have been retired and, as of June 30, 2025, $494.1 million remained available for future repurchases.
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

Cash Flows	Six Months Ended June 30,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$220,374	$225,750
Net cash used in investing activities	$(37,968)	$(64,132)
Net cash used in financing activities	$(116,087)	$(106,757)
Cash, cash equivalents and restricted cash — beginning of period	$123,715	$89,451
Cash, cash equivalents and restricted cash — end of period	$197,079	$143,589
Cash Provided by Operating Activities
Cash provided by operating activities was $220.4 million for the six months ended June 30, 2025, compared to $225.8 million for the same period in 2024. The decrease in cash provided by operations primarily relates to less cash provided by working capital arising from the timing of billings and payments when compared to the prior year, partially offset by an increase in net income of $36.7 million.
Cash Used in Investing Activities
Cash used in investing activities was $38.0 million for the six months ended June 30, 2025 compared to $64.1 million for the same period in 2024. The decrease in cash used in investing activities primarily relates to a decrease in net purchases of debt securities and other investments. Net proceeds from debt securities held by our captive insurance entity and other investments were $1.2 million in the six months ended June 30, 2025, compared to net purchases of $18.6 million during the same period in the prior year, a net decrease of cash used of $19.8 million.
During the six months ended June 30, 2025, we had net investments of $34.0 million in fixed asset purchases for maintenance and refurbishments in our existing centers, technology, and new child care centers, compared to net investments of $42.0 million during the same period in the prior year. Lastly, during the six months ended June 30, 2025, we invested $5.1 million in acquisitions, compared to an investment of $3.5 million during the same period in 2024.
Cash Used in Financing Activities
Cash used in financing activities was $116.1 million for the six months ended June 30, 2025 compared to $106.8 million for the same period in 2024. Significant financing activities in the six months ended June 30, 2025 included net borrowings under the revolving credit facility of $401.5 million, which were partially offset by the repayment of the outstanding balance of our term loan A facility of $362.5 million, neither of which occurred in the same period in the prior year. Additionally, there was an increase in other payments of principal related to our long-term debt, which were $88.5 million in the six months ended June 30, 2025 compared to $8.0 million during the six months ended June 30, 2024. In February and May 2025, we voluntarily prepaid $44.5 million and $39.0 million, respectively, of the outstanding principal balance on our term loan B facility.

During the six months ended June 30, 2024, we made payments for deferred and contingent consideration of $103.9 million, of which $97.7 million related to the deferred consideration for the 2022 acquisition of Only About Children and $6.2 million related to the contingent consideration for a 2021 acquisition. We did not make any payments for deferred consideration in the same period in 2025.
During the six months ended June 30, 2025 we used $60.3 million in cash for share repurchases, compared to no repurchases during the same period in 2024, and taxes paid related to the net share settlement of stock options and restricted stock increased to $13.6 million in the six months ended June 30, 2025, compared to $1.8 million in the same period in 2024. Proceeds received from the exercise of stock options in the six months ended June 30, 2025 of $10.2 million increased from $6.9 million in the six months ended June 30, 2024 due to a higher volume of transactions and higher exercise prices.
Debt
Our senior secured credit facilities consist of a term loan B facility (“term loan B”) and a $900 million multi-currency revolving credit facility (“revolving credit facility”). Prior to April 17, 2025, the our senior secured credit facilities also included a term loan A facility (“term loan A”).
Long term debt obligations were as follows:

	June 30, 2025	December 31, 2024

	(In thousands)
Term loan B	$500,000	$583,500
Term loan A	—	367,500
Revolving credit facility	401,500	—
Deferred financing costs and original issue discount	(3,044)	(4,051)
Total debt	898,456	946,949
Less current portion of term loans	—	(28,500)
Less current portion of revolving credit facility	(101,500)	—
Long-term debt	$796,956	$918,449
As noted above, on April 17, 2025, we amended our existing senior secured credit facilities to, among other changes, increase the revolving credit facility from $400 million to $900 million and extend the date of maturity. On the closing date, we used proceeds from the revolving credit facility to repay the outstanding balances under the term loan A facility, which was scheduled to mature on November 23, 2026. On December 11, 2024, we amended our existing senior secured credit facilities to, among other changes, reduce the applicable interest rates of the term loan B facility.
The term loan B matures on November 23, 2028 and as a result of voluntary prepayments totaling $83.5 million in 2025 the remaining principal balance of $500 million is due at maturity.
The revolving credit facility matures on August 24, 2028. At June 30, 2025, borrowings outstanding on the revolving credit facility were $401.5 million and letters of credit outstanding were $15.2 million, with $483.3 million available for borrowing. At December 31, 2024, there were no borrowings outstanding on the revolving credit facility, and letters of credit outstanding were $15.2 million, with $384.8 million available for borrowing.
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
In March and July 2025, we entered into additional interest rate cap agreements with a total notional value of $150 million and $100 million, respectively, designated and accounted for as cash flow hedges from inception. The March and July 2025 interest rate cap agreements, both of which have forward starting effective dates of October 31, 2025, provide the us with interest rate protection in the event the one-month term SOFR rate increases above 3.5% and 3.0%, respectively, and expire on October 31, 2027 and October 31, 2026, respectively.
The blended weighted average interest rate for the term loans and revolving credit facility was 4.32% and 4.98% for the six months ended June 30, 2025 and 2024, respectively, including the impact of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will be between 4.75% and 5.00% for the remainder of 2025, inclusive of the effects of the cash flow hedges.

The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at June 30, 2025. Refer to Note 6, Credit Arrangements and Debt Obligations, to our condensed consolidated financial statements for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding purchases of our common stock during the three months ended June 30, 2025:

Period	Total Number of Shares (or Units) Purchased (1) (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2) (c)	Approximate Dollar Value of Shares/Units that May Yet Be Purchased Under the Plans or Programs (In thousands) (3) (d)

April 1, 2025 to April 30, 2025	249,178	$115.48	245,654	$65,627
May 1, 2025 to May 31, 2025	58,570	$123.13	54,500	$58,910
June 1, 2025 to June 30, 2025	48,221	$122.15	48,221	$494,110
	355,969		348,375
(1)The Company purchased an aggregate of 7,594 shares during the three months ended June 30, 2025, which shares were withheld for tax payments due upon the vesting of employee restricted stock unit awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our share repurchase authorization.
(2)The board of directors of the Company authorized a share repurchase program of up to $500 million of the Company’s outstanding common stock effective June 3, 2025. The share repurchase program has no expiration date. The June 2025 share repurchase program replaced and canceled the prior share repurchase program of up to $400 million announced December 2021, of which approximately $58.9 million remained available thereunder. The Company repurchased 348,375 shares under the board-authorized programs during the three months ended June 30, 2025. All previously repurchased shares have been retired.
(3)The number shown represents, as of the end of each period, the approximate dollar value of the Company’s outstanding common stock that may yet be purchased under the Company’s publicly announced share repurchase program as described in footnote (2) above. Such shares may be purchased, from time to time, depending on business and market conditions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
10.1
Refinancing Amendment, dated as of April 17, 2025, by and among Bright Horizons Family Solutions LLC, as Borrower, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, the Refinancing Revolving Lenders party thereto and the Refinancing Issuing Banks party thereto. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-35780, filed April 21, 2025) (1)

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(1)	Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC.
*	Exhibits filed herewith.
**	Exhibits furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	August 7, 2025	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)