Form 10-Q
period 2025-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2025-11-05
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of October 27, 2025, there were 56,553,944 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended September 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$116,604	$110,327
Accounts receivable — net of allowance for credit losses of $3,700 and $3,571 at September 30, 2025 and December 31, 2024, respectively	246,653	283,336
Prepaid expenses and other current assets	91,441	102,368
Total current assets	454,698	496,031
Fixed assets — net	585,534	572,939
Goodwill	1,819,238	1,762,683
Other intangible assets — net	194,727	197,575
Operating lease right-of-use assets	721,201	725,897
Other assets	108,749	95,194
Total assets	$3,884,147	$3,850,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$28,500
Current portion of revolving credit facility	169,321	—
Accounts payable and accrued expenses	280,913	304,541
Current portion of operating lease liabilities	107,328	102,090
Deferred revenue	243,404	305,098
Other current liabilities	40,171	39,170
Total current liabilities	841,137	779,399
Long-term debt — net	747,525	918,449
Operating lease liabilities	724,327	743,562
Other long-term liabilities	101,504	94,501
Deferred revenue	16,177	15,713
Deferred income taxes	26,024	20,299
Total liabilities	2,456,694	2,571,923
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 56,801,470 and 57,404,736 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	57	57
Additional paid-in capital	537,439	622,618
Accumulated other comprehensive loss	(47,435)	(110,295)
Retained earnings	937,392	766,016
Total stockholders’ equity	1,427,453	1,278,396
Total liabilities and stockholders’ equity	$3,884,147	$3,850,319
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands, except share data)
Revenue	$802,812	$719,099	$2,199,909	$2,011,867
Cost of services	585,763	537,564	1,644,573	1,532,792
Gross profit	217,049	181,535	555,336	479,075
Selling, general and administrative expenses	94,726	89,499	281,421	264,544
Amortization of intangible assets	1,477	2,640	4,745	16,139
Income from operations	120,846	89,396	269,170	198,392
Interest expense — net	(12,212)	(11,613)	(33,118)	(37,307)
Income before income tax	108,634	77,783	236,052	161,085
Income tax expense	(30,082)	(22,878)	(64,676)	(50,017)
Net income	$78,552	$54,905	$171,376	$111,068

Earnings per common share:
Common stock — basic	$1.38	$0.95	$3.00	$1.92
Common stock — diluted	$1.37	$0.94	$2.97	$1.90

Weighted average common shares outstanding:
Common stock — basic	56,927,187	58,062,009	57,188,938	57,970,587
Common stock — diluted	57,377,773	58,701,618	57,680,543	58,483,404
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands)
Net income	$78,552	$54,905	$171,376	$111,068
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,362)	47,343	70,529	33,949
Unrealized loss on cash flow hedges and investments, net of tax	(2,618)	(10,304)	(7,669)	(9,647)
Total other comprehensive income (loss)	(11,980)	37,039	62,860	24,302
Comprehensive income	$66,572	$91,944	$234,236	$135,370
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at July 1, 2025	57,170,610	$57	$575,679	$—	$(35,455)	$858,840	$1,399,121
Stock-based compensation expense			7,526				7,526
Issuance of common stock under the Equity Incentive Plan	42,911	—	1,596				1,596
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(13,689)	—	(1,620)				(1,620)
Purchase of treasury stock				(45,742)			(45,742)
Retirement of treasury stock	(398,362)	—	(45,742)	45,742			—
Other comprehensive loss					(11,980)		(11,980)
Net income						78,552	78,552
Balance at September 30, 2025	56,801,470	$57	$537,439	$—	$(47,435)	$937,392	$1,427,453

	Three months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at July 1, 2024	57,986,925	$58	$673,013	$—	$(71,838)	$681,988	$1,283,221
Stock-based compensation expense			9,091				9,091
Issuance of common stock under the Equity Incentive Plan	169,144	—	17,907				17,907
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(22,056)	—	(2,972)				(2,972)
Other comprehensive income					37,039		37,039
Net income						54,905	54,905
Balance at September 30, 2024	58,134,013	$58	$697,039	$—	$(34,799)	$736,893	$1,399,191
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2025	57,404,736	$57	$622,618	$—	$(110,295)	$766,016	$1,278,396
Stock-based compensation expense			22,512				22,512
Issuance of common stock under the Equity Incentive Plan	434,976	—	14,227				14,227
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(121,654)	—	(15,229)				(15,229)
Purchase of treasury stock				(106,689)			(106,689)
Retirement of treasury stock	(916,588)	—	(106,689)	106,689			—
Other comprehensive income					62,860		62,860
Net income						171,376	171,376
Balance at September 30, 2025	56,801,470	$57	$537,439	$—	$(47,435)	$937,392	$1,427,453

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2024	57,817,593	$58	$645,894	$—	$(59,101)	$625,825	$1,212,676
Stock-based compensation expense			24,607				24,607
Issuance of common stock under the Equity Incentive Plan	355,290	—	31,296				31,296
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(38,870)	—	(4,758)				(4,758)
Other comprehensive income					24,302		24,302
Net income						111,068	111,068
Balance at September 30, 2024	58,134,013	$58	$697,039	$—	$(34,799)	$736,893	$1,399,191
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2025	2024

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$171,376	$111,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,655	75,601
Stock-based compensation expense	22,512	24,607
Deferred income taxes	8,491	(6,844)
Non-cash interest and other — net	5,190	10,464
Changes in assets and liabilities:
Accounts receivable	38,526	52,386
Prepaid expenses and other current assets	(9,327)	6,038
Accounts payable and accrued expenses	(18,161)	13,318
Income taxes	(3,479)	5,486
Deferred revenue	(65,171)	(44,463)
Leases	(8,288)	(7,753)
Other assets	(14,459)	(8,866)
Other current and long-term liabilities	6,927	(14,229)
Net cash provided by operating activities	202,792	216,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets — net	(58,907)	(65,254)
Proceeds from debt securities and other investments	10,287	23,908
Purchases of debt securities and other investments	(9,760)	(43,049)
Payments and settlements for acquisitions — net of cash acquired	(5,106)	(8,267)
Net cash used in investing activities	(63,486)	(92,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	537,102	156,500
Payments under revolving credit facility	(67,820)	(156,500)
Principal payments of long-term debt	(501,000)	(12,000)
Payments of debt issuance costs	(3,046)	—
Purchase of treasury stock	(104,671)	—
Proceeds from issuance of common stock upon exercise of options	11,826	24,808
Taxes paid related to the net share settlement of stock options and restricted stock	(15,229)	(4,758)
Payments of deferred and contingent consideration for acquisitions	—	(103,872)
Net cash used in financing activities	(142,838)	(95,822)
Effect of exchange rates on cash, cash equivalents and restricted cash	5,786	1,307
Net increase in cash, cash equivalents and restricted cash	2,254	29,636
Cash, cash equivalents and restricted cash — beginning of period	123,715	89,451
Cash, cash equivalents and restricted cash — end of period	$125,969	$119,087
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine months ended September 30,
	2025	2024

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$116,604	$109,933
Restricted cash, included in prepaid expenses and other current assets	6,838	6,895
Restricted cash, included in other assets	2,527	2,259
Total cash, cash equivalents and restricted cash — end of period	$125,969	$119,087

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$42,699	$57,158
Cash received from cash flow hedges of interest rate risk	$11,772	$18,769
Cash payments of income taxes	$58,171	$51,763
Cash paid for amounts included in the measurement of lease liabilities	$119,757	$120,666

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$1,738	$3,282
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$41,845	$54,381
Restricted stock reclassified from other current liabilities to equity upon vesting	$2,401	$6,488
Contingent consideration issued for acquisitions	$—	$696
Treasury stock purchases in other current liabilities	$1,351	$—
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
As of September 30, 2025, we operated 1,013 early education and child care centers.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of September 30, 2025 and the unaudited condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 30, 2025 and the unaudited condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2025 and 2024, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stockholders’ Equity — The board of directors of the Company authorized a share repurchase program of up to $500 million (exclusive of fees, commissions or other expenses) of the Company’s outstanding common stock effective June 3, 2025. The share repurchase program has no expiration date and replaced and canceled the prior $400 million authorization announced in December 2021, of which $58.9 million remained available thereunder. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities law, including under Rule 10b5-1 plans or accelerated share repurchase programs. During the nine months ended September 30, 2025, the Company repurchased approximately 0.9 million shares for $106.0 million (resulting in a $0.7 million excise tax liability). During the nine months ended September 30, 2024, there were no share repurchases under the repurchase program. All repurchased shares have been retired and, as of September 30, 2025, $448.8 million remained available under the Board-approved repurchase program.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended September 30, 2025
North America	$315,171	$228,680	$33,933	$577,784
Outside North America	200,336	24,692	—	225,028
	$515,507	$253,372	$33,933	$802,812
Three months ended September 30, 2024
North America	$308,166	$182,661	$30,749	$521,576
Outside North America	178,401	19,122	—	197,523
	$486,567	$201,783	$30,749	$719,099

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Nine months ended September 30, 2025
North America	$988,228	$494,891	$88,934	$1,572,053
Outside North America	578,093	49,763	—	627,856
	$1,566,321	$544,654	$88,934	$2,199,909
Nine months ended September 30, 2024
North America	$958,879	$409,754	$81,638	$1,450,271
Outside North America	518,405	43,191	—	561,596
	$1,477,284	$452,945	$81,638	$2,011,867
The classification “North America” is comprised of the Company’s operations in the United States (including Puerto Rico) and the classification “Outside North America” includes the Company’s operations in the United Kingdom, the Netherlands, Australia and India.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. The Company recognized $273.1 million and $243.6 million as revenue during the nine months ended September 30, 2025 and 2024, respectively, which was included in the deferred revenue balance at the beginning of each respective period.
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

3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of September 30, 2025 and December 31, 2024, there were no material finance leases.
Lease Expense
The components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands)
Operating lease expense (1)	$37,064	$39,681	$111,122	$115,889
Variable lease expense (1)	11,204	11,855	34,558	33,958
Total lease expense	$48,268	$51,536	$145,680	$149,847
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	September 30, 2025	December 31, 2024

Weighted average remaining lease term (in years)	9	9
Weighted average discount rate	7.0%	7.0%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of September 30, 2025:

Operating Leases

(In thousands)
Remainder of 2025	$30,323
2026	159,005
2027	153,257
2028	141,563
2029	125,341
Thereafter	534,658
Total lease payments	1,144,147
Less imputed interest	(312,492)
Present value of lease liabilities	831,655
Less current portion of operating lease liabilities	(107,328)
Long-term operating lease liabilities	$724,327
As of September 30, 2025, the Company had not entered into additional operating leases that have not yet commenced.

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
2025 Acquisitions
In April 2025, the Company acquired two centers in the United Kingdom in one business acquisition, which was accounted for as a business combination. The business was acquired for cash consideration of $5.1 million, net of cash acquired, which is subject to adjustments from the settlement of the final working capital. The Company recorded goodwill of $3.8 million related to the full service center-based child care segment for this acquisition, which will not be deductible for tax purposes. In addition, the Company recorded intangible assets of $0.5 million.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2025, the purchase price allocation for this acquisition remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired business are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
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
In April 2024, the Company paid contingent consideration of $14.3 million related to a 2021 acquisition.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Balance at January 1, 2025	$1,515,919	$209,088	$37,676	$1,762,683
Additions from acquisitions	3,752	—	—	3,752
Adjustments to prior year acquisitions	531	—	—	531
Effect of foreign currency translation	50,519	1,753	—	52,272
Balance at September 30, 2025	$1,570,721	$210,841	$37,676	$1,819,238

The Company also has intangible assets, which consisted of the following as of September 30, 2025 and December 31, 2024:

September 30, 2025	Cost	Accumulated amortization	Net carrying amount

	(In thousands)
Definite-lived intangible assets:
Customer relationships	$397,717	$(389,606)	$8,111
Trade names	16,057	(10,406)	5,651
	413,774	(400,012)	13,762
Indefinite-lived intangible assets:
Trade names	180,965	—	180,965
	$594,739	$(400,012)	$194,727

December 31, 2024	Cost	Accumulated amortization	Net carrying amount

	(In thousands)
Definite-lived intangible assets:
Customer relationships	$394,098	$(383,127)	$10,971
Trade names	15,226	(9,111)	6,115
	409,324	(392,238)	17,086
Indefinite-lived intangible assets:
Trade names	180,489	—	180,489
	$589,813	$(392,238)	$197,575
The Company estimates that it will record amortization expense related to intangible assets existing as of September 30, 2025 as follows:

Estimated amortization expense

(In thousands)
Remainder of 2025	$1,483
2026	4,332
2027	3,100
2028	1,742
2029	707
Thereafter	2,398
$13,762

6. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company’s senior secured credit facilities consist of a term loan B facility (“term loan B”) and a $900 million multi-currency revolving credit facility (“revolving credit facility”). Prior to April 17, 2025, the Company’s senior secured credit facilities included a term loan A facility (“term loan A”).
Long-term debt obligations were as follows:

	September 30, 2025	December 31, 2024

	(In thousands)
Term loan B	$450,000	$583,500
Term loan A	—	367,500
Revolving credit facility	469,321	—
Deferred financing costs and original issue discount	(2,475)	(4,051)
Total debt	916,846	946,949
Less current portion of term loans	—	(28,500)
Less current portion of revolving credit facility	(169,321)	—
Long-term debt	$747,525	$918,449
On August 21, 2025, the Company amended its existing senior secured credit facilities to, among other changes, refinance the existing term loan B and to extend the maturity date. On the closing date, the Company used its revolving credit facility to prepay $50 million of the outstanding principal amount of the existing term loan B. In conjunction with the amendment, the Company recorded expense of $1.9 million and capitalized $0.2 million in fees to new lenders that have been recorded as deferred financing costs in long-term debt and will be amortized over the term of the credit facility.
On April 17, 2025, the Company amended its existing senior secured credit facilities to, among other changes, increase the borrowing capacity of its revolving credit facility from $400 million to $900 million and extend the maturity date. On the closing date, the Company used $362.5 million from its revolving credit facility to repay the outstanding balances under the term loan A. In conjunction with the amendment, the Company recorded expense of $0.6 million and capitalized $2.9 million in fees that have been recorded in other assets and will be amortized over the term of the revolving credit facility.
On December 11, 2024, the Company amended its existing senior secured credit facilities to, among other changes, reduce the applicable interest rates of the term loan B by 25 basis points. In connection with the terms of this amendment, the applicable interest rate spread for the term loan B was further reduced by 25 basis points in January 2025, when the Company received a credit rating upgrade.
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 5.91% and 6.21% as of September 30, 2025 and December 31, 2024, respectively, and the weighted average interest rate was 6.06% and 7.44% for the nine months ended September 30, 2025 and 2024, respectively, prior to the effects of any interest rate hedge arrangements. The effective interest rate for the revolving credit facility was 5.70% as of September 30, 2025 and the weighted average interest rate was 5.83% and 7.81% for the nine months ended September 30, 2025 and 2024, respectively, prior to the effects of any interest rate hedge arrangements. The effective interest rate on the revolving credit facility may fluctuate from borrowing to borrowing for various reasons, including changes in the term benchmark or base interest rate, and the selected interest period as terms can vary between under-30 day and over-30 day borrowings.
Term Loan B
As noted above, the terms of the term loan B were amended on August 21, 2025.
The term loan B matures on August 21, 2032. Borrowings under the amended term loan B bear interest at a rate per annum equal to the base rate plus a margin of 0.75% or the Secured Overnight Financing Rate ("SOFR") plus a margin of 1.75%. The term SOFR option is one, three or six month SOFR, as selected by the Company, or, with the approval of the applicable lenders, twelve months or less than one month term SOFR, subject to an interest rate floor of 0.50%. The base rate is the highest of (x) the prime rate quoted by The Wall Street Journal, (y) the greater of the federal funds rate and the overnight bank funding rate, in either case, plus 0.50%, and (z) one-month term SOFR plus 1.00%, subject to an interest rate floor of 1.50%.

Prior to the August 2025 amendment, the term loan B required quarterly principal payments equal to 1% per annum of the aggregate principal amount of the term loan B outstanding as of December 11, 2024, the date the Company amended its senior secured credit facility, with the remaining principal balance due at maturity. Effective as of December 11, 2024, borrowings under the term loan B bore interest at a rate per annum of 1.00% over the base rate, or 2.00% over the selected term SOFR rate. Effective as of January 2025, borrowings under the term loan B bore interest at a rate per annum of 0.75% over the base rate, or 1.75% over the selected term SOFR rate. The base rate was subject to an interest rate floor of 1.50% and the selected term SOFR rate was subject to an interest rate floor of 0.50%.
Prior to the December 2024 amendment, borrowings under the term loan B bore interest at a rate per annum of 1.25% over the base rate, or 2.25% over the adjusted term SOFR rate.
In February 2025, the Company voluntarily prepaid $44.5 million of the outstanding principal balance on its term loan B, which satisfied the remaining annual principal payments due until maturity. In May 2025 and August 2025, the Company utilized its revolving credit facility to prepay $39.0 million and $50.0 million, respectively, of the outstanding principal balance on its term loan B to lower borrowing costs.
Term Loan A
As noted above, balances outstanding under the term loan A were repaid on April 17, 2025 using availability under the revolving credit facility.
Prior to the April 2025 debt amendment, the term loan A was scheduled to mature on November 23, 2026 and required quarterly principal payments equal to 2.5% per annum of the original aggregate principal amount of the term loan A in each of the first three years, 5.0% in the fourth year, and 7.5% in the fifth year. The remaining principal balance was due at maturity. Borrowings under the term loan A bore interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the adjusted term SOFR rate. The base rate was subject to an interest rate floor of 1.00% and the adjusted term SOFR rate was subject to an interest rate floor of 0.00%.
Revolving Credit Facility
As noted above, the terms of the revolving credit facility were amended on April 17, 2025.
The revolving credit facility matures on April 17, 2030. However, if there is any additional material indebtedness maturing on or before April 17, 2030, the maturity date will be 91 days prior to the maturity of that material indebtedness, unless the Company satisfies a minimum liquidity threshold test as of that date. As of September 30, 2025, the Company does not hold any material indebtedness maturing on or before April 17, 2030.
As of September 30, 2025, borrowings outstanding on the revolving credit facility were $468.0 million and letters of credit outstanding were $20.2 million, with $411.8 million available for borrowing. Since the revolving credit facility has a contractual maturity in excess of 12 months from the balance sheet date and the Company has the ability and intends to renew borrowings of at least $300 million through September 30, 2026, such balance has been presented as long-term on the condensed consolidated balance sheet at September 30, 2025. As of December 31, 2024, there were no borrowings outstanding on the revolving credit facility, and letters of credit outstanding were $15.2 million, with $384.8 million available for borrowing.
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
In 2024, the Company entered into a AU$5 million (USD$3.3 million) uncommitted working capital credit facility in Australia for short-term borrowing purposes. As of September 30, 2025 and December 31, 2024, there were AU$2.0 million (USD$1.3 million) and no borrowings outstanding under this facility, respectively.

Debt Covenants
All obligations under the senior secured credit facilities are secured by substantially all the assets of the Company’s material U.S. subsidiaries. The senior secured credit facilities contain a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC (the "Borrower"), the Company’s wholly-owned subsidiary, and its restricted subsidiaries, to: incur liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of the Company’s subsidiaries; alter the business conducted; enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and consolidate or merge.
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
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	September 30, 2025	December 31, 2024

		(In thousands)
Interest rate caps - asset	Prepaid and other current assets	$858	$8,407
Interest rate caps - asset	Other assets	$3,438	$6,311

The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended September 30, 2025
Cash flow hedges	$(397)	Interest expense — net	$3,224	$(3,621)
Income tax effect	106	Income tax expense	(861)	967
Net of income taxes	$(291)		$2,363	$(2,654)

Three months ended September 30, 2024
Cash flow hedges	$(9,123)	Interest expense — net	$5,590	$(14,713)
Income tax effect	2,436	Income tax expense	(1,492)	3,928
Net of income taxes	$(6,687)		$4,098	$(10,785)

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Nine months ended September 30, 2025
Cash flow hedges	$(1,063)	Interest expense — net	$9,633	$(10,696)
Income tax effect	284	Income tax expense	(2,572)	2,856
Net of income taxes	$(779)		$7,061	$(7,840)

Nine months ended September 30, 2024
Cash flow hedges	$3,180	Interest expense — net	$16,979	$(13,799)
Income tax effect	(849)	Income tax expense	(4,533)	3,684
Net of income taxes	$2,331		$12,446	$(10,115)
During the next 12 months, the Company estimates that a net gain of $1.0 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense related to these derivative financial instruments.

7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(In thousands, except share data)
Net income	$78,552	$54,905	$171,376	$111,068

Weighted average common shares outstanding — basic	56,927,187	58,062,009	57,188,938	57,970,587
Effect of dilutive securities	450,586	639,609	491,605	512,817
Weighted average common shares outstanding — diluted	57,377,773	58,701,618	57,680,543	58,483,404

Earnings per common share — basic	$1.38	$0.95	$3.00	$1.92
Earnings per common share — diluted	$1.37	$0.94	$2.97	$1.90
For the three and nine months ended September 30, 2025 and 2024, basic and diluted earnings per share were calculated using the treasury method. Equity awards outstanding to purchase or receive 1.2 million and 0.8 million shares of common stock were excluded from diluted earnings per share for the three months ended September 30, 2025 and 2024, respectively, since their effect was anti-dilutive. Equity awards outstanding to purchase or receive 1.0 million and 1.3 million shares of common stock were excluded from diluted earnings per share for the nine months ended September 30, 2025 and 2024, respectively, since their effect was anti-dilutive. These equity awards may become dilutive in the future.
8. INCOME TAXES
The Company’s effective income tax rates were 27.7% and 29.4% for the three months ended September 30, 2025 and 2024, respectively, and 27.4% and 31.0% for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which is included in tax expense.
During the three months ended September 30, 2025, the net shortfall tax expense from stock-based compensation increased tax expense by $0.1 million. During the nine months ended September 30, 2025, the net excess tax benefit from stock-based compensation decreased tax expense by $1.2 million. During the three and nine months ended September 30, 2024, the net shortfall tax expense from stock-based compensation increased tax expense by $0.2 million and $0.9 million, respectively. For the three and nine months ended September 30, 2025 and 2024, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 27%.
The Company’s unrecognized tax benefits were $0.2 million as of September 30, 2025 and December 31, 2024, inclusive of interest. The outstanding balance of the unrecognized tax benefits may change over the next 12 months.
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

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment ended September 30, 2025. The OBBBA includes tax reform provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business expenses. The legislation has various effective dates, ranging from early 2025 through 2026. The Company does not expect these changes to have a significant impact on its consolidated financial statements.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed as of September 30, 2025.
Long-term Debt — The Company’s term loan B is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s term loan B is based on current bid prices or prices for similar instruments from active markets and is classified as Level 2. The Company's revolving credit facility is recorded at cost and its fair value is classified as Level 2. As of September 30, 2025 and December 31, 2024, the estimated fair value approximated the carrying value of the total long-term debt.
Derivative Financial Instruments — The Company’s derivative financial instruments, comprised of interest rate cap agreements, are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps is classified as Level 2. As of September 30, 2025, the fair value of the interest rate cap agreements was $4.3 million, of which $0.9 million was recorded in prepaid expenses and other current assets and $3.4 million was recorded in other assets on the consolidated balance sheet. As of December 31, 2024, the fair value of the interest rate cap agreements was $14.7 million, of which $8.4 million was recorded in prepaid expenses and other current assets and $6.3 million was recorded in other assets on the consolidated balance sheet.
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

Debt securities are recorded at fair value. As of September 30, 2025, the fair value of the available-for-sale debt securities was $38.9 million and was classified based on the instruments’ maturity dates, with $16.4 million included in prepaid expenses and other current assets and $22.5 million in other assets on the consolidated balance sheet. As of December 31, 2024, the fair value of the available-for-sale debt securities was $33.7 million, with $11.7 million included in prepaid expenses and other current assets and $22.0 million in other assets on the consolidated balance sheet. As of September 30, 2025, debt securities classified as Level 1 and Level 2 had a fair value of $29.9 million and $9.0 million, respectively.
As of September 30, 2025 and December 31, 2024, the amortized cost was $38.6 million and $33.7 million, respectively. The debt securities held at September 30, 2025 had remaining contractual maturities ranging from less than one year to approximately six years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three and nine months ended September 30, 2025 and 2024.
10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Nine months ended September 30, 2025
	Foreign currency translation adjustments(1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2025	$(118,673)	$8,345	$33	$(110,295)
Other comprehensive income (loss) before reclassifications — net of tax	70,529	(779)	180	69,930
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	7,061	9	7,070
Net other comprehensive income (loss)	70,529	(7,840)	171	62,860
Balance at September 30, 2025	$(48,144)	$505	$204	$(47,435)

	Nine months ended September 30, 2024
	Foreign currency translation adjustments(1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2024	$(76,130)	$17,100	$(71)	$(59,101)
Other comprehensive income (loss) before reclassifications — net of tax	33,949	2,331	433	36,713
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	12,446	(35)	12,411
Net other comprehensive income (loss)	33,949	(10,115)	468	24,302
Balance at September 30, 2024	$(42,181)	$6,985	$397	$(34,799)
(1)Taxes are not provided for the currency translation adjustments related to the undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested.

11. SEGMENT INFORMATION
The Company’s reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory services. The full service center-based child care segment includes traditional center-based early education and child care, preschool, and elementary education. The Company’s back-up care segment consists of center-based back-up child care, in-home care for children and seniors, school-age programs (including camps and tutoring), pet care, self-sourced reimbursed care, and an online marketplace for families and caregivers. The Company’s educational advisory services segment consists of tuition assistance and student loan repayment program management, workforce education, related educational advising, and college admissions counseling services.
Intercompany activity is eliminated in the segment results. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no segment asset information is produced or included herein.
Revenue, cost of services, other segment items and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended September 30, 2025
Revenue	$515,507	$253,372	$33,933	$802,812
Cost of services	446,292	123,785	15,686	585,763
Other segment items (1)	52,465	34,255	9,483	96,203
Income from operations (2)	$16,750	$95,332	$8,764	$120,846
Interest expense — net				(12,212)
Income before income tax				$108,634

Three months ended September 30, 2024
Revenue	$486,567	$201,783	$30,749	$719,099
Cost of services	421,312	101,303	14,949	537,564
Other segment items (1)	52,790	29,993	9,356	92,139
Income from operations	$12,465	$70,487	$6,444	$89,396
Interest expense — net				(11,613)
Income before income tax				$77,783
(1)Other segment items for each reportable segment includes selling, general and administrative expenses and amortization expense.
(2)For the three months ended September 30, 2025, income from operations includes $1.3 million of costs incurred in connection with the August 2025 debt refinancing and $2.4 million of net lease termination costs allocated to the full service center-based child care segment.

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Nine months ended September 30, 2025
Revenue	$1,566,321	$544,654	$88,934	$2,199,909
Cost of services	1,314,155	285,282	45,136	1,644,573
Other segment items (1)	161,882	96,733	27,551	286,166
Income from operations (2)	$90,284	$162,639	$16,247	$269,170
Interest expense — net				(33,118)
Income before income tax				$236,052

Nine months ended September 30, 2024
Revenue	$1,477,284	$452,945	$81,638	$2,011,867
Cost of services	1,241,214	247,469	44,109	1,532,792
Other segment items (1)	169,517	87,413	23,753	280,683
Income from operations	$66,553	$118,063	$13,776	$198,392
Interest expense — net				(37,307)
Income before income tax				$161,085
(1)Other segment items for each reportable segment includes selling, general and administrative expenses and amortization expense.
(2)For the nine months ended September 30, 2025, income from operations includes $1.3 million of costs incurred in connection with the August 2025 debt refinancing and $2.4 million of net lease termination costs allocated to the full service center-based child care segment.
Depreciation and amortization expense totaled $24.0 million and $68.7 million for the three and nine months ended September 30, 2025, respectively, of which approximately 85% related to the full service center-based child care segment. Depreciation and amortization expense totaled $22.5 million and $75.6 million for the three and nine months ended September 30, 2024, respectively, of which approximately 90% related to the full service center-based child care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; workplace and demographic trends; wage rate increases, personnel costs and labor markets; future center closures and portfolio optimization and impacts; our operations outside the United States; back-up care services and use types; enrollment recovery and occupancy improvement in the United States and outside the United States; our center cohort occupancy levels; cost management and capital spending; investments in employees and wages; contributions and growth in our back-up care segment; the availability or lack of government support programs; tuition rate increases and pricing strategies; leases, terms and expirations; ability to respond to changing or volatile market conditions; our growth and strategic priorities; ability to regain and sustain our business; demand for services; our value proposition, client relations and partnerships; seasonality; macroeconomic trends and changing conditions, including uncertainty and inflationary or recessionary pressures; fluctuating interest rates; changes in laws and regulations, including the OBBBA and its impacts; investments in segments and strategic opportunities; investments in technology, marketing and user experience; our opportunities for expansion; acquisitions, contributions and expected synergies; contingent consideration; amortization expense; our fair value estimates; goodwill from business combinations; impairments; fixed assets; estimates and impact of employee equity transactions; unrecognized tax benefits and the impact of uncertain tax positions; our effective tax rate and estimates; the outcome of tax audits, settlements and tax liabilities; impact of tax benefits/expense; fluctuations, impact and estimates of foreign currency exchange rates and interest rates; our capital allocation; share repurchase program and future activity; the outcome of litigation, legal proceedings/claims and our insurance coverage; debt securities; our interest rates, weighted average interest rate, expense and impact of our interest rate cap agreements; credit risk; the use of derivatives or other market risk sensitive instruments; critical accounting policies and estimates; impact of new accounting pronouncements; our indebtedness; borrowings under our senior secured credit facilities, the need for additional debt or equity financing, and our ability to obtain such financing; contractual and actual maturities; our sources, drivers and uses of cash flows; our ability to fund operations and make capital expenditures and payments with cash and cash equivalents and borrowings; and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, changes in the demand for child care, dependent care and other workplace solutions, including variations in enrollment trends and lower than expected demand from employer sponsor clients as well as variations in workforce demographics and work environments; the constrained labor market for teachers and staff and ability to hire and retain talent, including the impact of increased compensation and labor costs; the availability or lack of government support programs, and the impact of available government child care benefit programs; our ability to respond to changing client and customer needs; competition in our industry, the possibility that acquisitions may disrupt our operations and expose us to additional risk; our ability to pass on our increased costs; our indebtedness and the terms of such indebtedness; our ability to withstand seasonal fluctuations in the demand for our services; our ability to implement our growth strategies successfully; changes in general economic, political, business and financial market conditions and other macroeconomic events and uncertainty, including the impact of inflation and interest rate fluctuations; fluctuations in currency exchange rates; the effects of a cyber-attack, data breach or other security incident on our information technology system or software or those of our third party vendors; changes in tax rates or policies; damage or harm to our brand or reputation, including as a result of recent incidents and media coverage; claims, allegations, actual or threatened litigation or insurance risks; changes in laws and regulations; and other risks and uncertainties more fully described in the “Risk Factors” section of our Annual Report on Form 10-K filed on February 27, 2025, and other factors disclosed from time to time in our other filings with the Securities and Exchange Commission.

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
Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements to reflect future information, events, developments or otherwise, except as required by law.
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
As of September 30, 2025, we operated 1,013 early education and child care centers with the capacity to serve approximately 115,000 children in the United States, the United Kingdom, the Netherlands, Australia and India.
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
During the three months ended September 30, 2025, we saw strong growth in back-up care with a 26% year-over-year increase in revenue as a result of increased utilization. We also saw year-over-year revenue growth of 6% in our full service center-based child care segment, including net enrollment growth of 1%. To track our continued improvement in occupancy rates, we monitor occupancy for a cohort of centers that has been operating since the 2021 fall enrollment cycle, and as of September 30, 2025, this cohort of centers totaled 753 centers. Occupancy represents utilization for each respective center and is calculated as the average full-time enrollment divided by the total operating capacity during the period. For the quarter ended September 30, 2025, 44% of these centers were more than 70% enrolled, 44% were between 40-70% enrolled and 12% were less than 40% enrolled, which reflects improved occupancy when compared to the same period in the prior year.
While we continue to see year-over-year growth and progress, we continue to navigate through a dynamic operating environment that is impacted by increased costs, a tight labor market, varying enrollment demands, shifting work demographics, and challenging and uncertain macroeconomic conditions. We monitor and respond to the changing conditions and operating environments, and the evolving needs of clients, families and children. We continue to review the optimization of our portfolio of centers through the routine closure of underperforming centers to accommodate evolving changes in demand in the markets we serve and expect to close additional underperforming centers identified in the review process over the next 12 months. In the event of a center closure, where possible, we shift enrollment and teachers to other centers at nearby locations.
We remain focused on our strategic priorities to deliver high quality education and care services, connect across our service lines, extend our impact on new and existing customers and clients, and preserve our strong culture and we remain committed to serving the needs of families, clients and our employees. We are confident in our value proposition, business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing and unpredictable market conditions.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	%	2024	%

	(In thousands, except percentages)
Revenue	$802,812	100.0%	$719,099	100.0%
Cost of services	585,763	73.0%	537,564	74.8%
Gross profit	217,049	27.0%	181,535	25.2%
Selling, general and administrative expenses	94,726	11.8%	89,499	12.4%
Amortization of intangible assets	1,477	0.1%	2,640	0.4%
Income from operations	120,846	15.1%	89,396	12.4%
Interest expense — net	(12,212)	(1.6)%	(11,613)	(1.6)%
Income before income tax	108,634	13.5%	77,783	10.8%
Income tax expense	(30,082)	(3.7)%	(22,878)	(3.2)%
Net income	$78,552	9.8%	$54,905	7.6%

Adjusted EBITDA (1)	$156,068	19.4%	$120,989	16.8%
Adjusted income from operations (1)	$124,496	15.5%	$89,396	12.4%
Adjusted net income (1)	$90,135	11.2%	$64,901	9.0%
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
The following table sets forth statement of income data as a percentage of revenue for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	%	2024	%

	(In thousands, except percentages)
Revenue	$2,199,909	100.0%	$2,011,867	100.0%
Cost of services	1,644,573	74.8%	1,532,792	76.2%
Gross profit	555,336	25.2%	479,075	23.8%
Selling, general and administrative expenses	281,421	12.8%	264,544	13.1%
Amortization of intangible assets	4,745	0.2%	16,139	0.8%
Income from operations	269,170	12.2%	198,392	9.9%
Interest expense — net	(33,118)	(1.5)%	(37,307)	(1.9)%
Income before income tax	236,052	10.7%	161,085	8.0%
Income tax expense	(64,676)	(2.9)%	(50,017)	(2.5)%
Net income	$171,376	7.8%	$111,068	5.5%

Adjusted EBITDA (1)	$363,987	16.5%	$298,600	14.8%
Adjusted income from operations (1)	$272,820	12.4%	$198,392	9.9%
Adjusted net income (1)	$196,358	8.9%	$145,823	7.2%
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

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Revenue. Revenue for the three months ended September 30, 2025, increased by $83.7 million, or 12%, to $802.8 million from $719.1 million for the same period in 2024. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024		Change 2025 vs 2024

	(In thousands, except percentages)
Full service center-based child care	$515,507	64.2%	$486,567	67.7%	$28,940	5.9%
Tuition	468,424	90.9%	440,663	90.6%	27,761	6.3%
Management fees and operating subsidies	47,083	9.1%	45,904	9.4%	1,179	2.6%
Back-up care	253,372	31.6%	201,783	28.0%	51,589	25.6%
Educational advisory services	33,933	4.2%	30,749	4.3%	3,184	10.4%
Total revenue	$802,812	100.0%	$719,099	100.0%	$83,713	11.6%
Revenue generated by the full service center-based child care segment in the three months ended September 30, 2025 increased by $28.9 million, or 6%, when compared to the same period in 2024. Tuition revenue increased by $27.8 million, or 6%, when compared to the prior year, due to a 1% net increase in enrollment and average tuition rate increases at our child care centers of approximately 4-5%. Fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations increased tuition revenue in the three months ended September 30, 2025 by approximately 1%, or $6.1 million. We expect to be impacted by fluctuations in the foreign currency exchange rates throughout the remainder of the year, although we do not expect the impact on net earnings to be material.
Management fees and operating subsidies from employer sponsors increased by $1.2 million, or 3%, primarily due to higher operating subsidies required to support center operations as enrollment increases.
Revenue generated by back-up care services in the three months ended September 30, 2025 increased by $51.6 million, or 26%, when compared to the same period in 2024. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based care, in-home care, and school-age programs by new and existing clients.
Revenue generated by educational advisory services in the three months ended September 30, 2025 increased by $3.2 million, or 10%, when compared to the same period in 2024 from increased utilization from new and existing clients.
Cost of Services. Cost of services increased by $48.2 million, or 9%, to $585.8 million for the three months ended September 30, 2025 from $537.6 million for the same period in 2024.
Cost of services in the full service center-based child care segment increased by $25.0 million, or 6%, to $446.3 million in the three months ended September 30, 2025 when compared to the same period in 2024. The increase in cost of services was primarily associated with increased personnel costs. Personnel costs, which represent approximately 70% of the costs for this segment, increased 8% during the quarter compared to the same period in the prior year, related to expanded enrollment, average hourly wage rate increases in the range of 3-4%, and higher benefits costs, including medical care expenses.
Cost of services in the back-up care segment increased by $22.5 million, or 22%, to $123.8 million in the three months ended September 30, 2025, when compared to the prior year. The increase in cost of services correlates to the increase in revenue and is primarily associated with care provider fees to serve the increase in utilization levels of center-based care, in-home care, and school-age programs over the prior year, and continued investment in technology to support our customer user experience and customer acquisition. We expect to continue to invest in increasing our network provider supply and in technology to support the growth of this segment.
Cost of services in the educational advisory services segment increased by $0.7 million, or 5%, to $15.7 million in the three months ended September 30, 2025 when compared to the prior year, on improved leverage in service delivery.
Gross Profit. Gross profit increased by $35.5 million, or 20%, to $217.0 million for the three months ended September 30, 2025 from $181.5 million for the same period in 2024 primarily due to incremental gross profit contributions from the back-up care segment, resulting from higher utilization of back-up care services, and to a lesser extent, the full service center-based child care segment, resulting from enrollment growth, and the associated operating leverage. Gross profit margin was 27% of revenue for the three months ended September 30, 2025, an increase of approximately 2% compared to the three months ended September 30, 2024.

Selling, General and Administrative Expenses (“SGA”). SGA increased by $5.2 million, or 6%, to $94.7 million for the three months ended September 30, 2025 from $89.5 million for the same period in 2024, due to higher personnel and technology costs and $1.3 million in expenses in the full service segment related to the August 2025 debt refinancing completed during the period. SGA was 12% of revenue for the three months ended September 30, 2025, consistent with the same period in 2024.
Amortization of Intangible Assets. Amortization expense on intangible assets was $1.5 million for the three months ended September 30, 2025, a decrease from $2.6 million for the three months ended September 30, 2024, primarily due to decreases from intangible assets becoming fully amortized since the prior year, partially offset by increases from intangible assets acquired in relation to the acquisitions completed in 2024 and 2025.
Income from Operations. Income from operations increased by $31.4 million, or 35%, to $120.8 million for the three months ended September 30, 2025 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024		Change 2025 vs 2024

	(In thousands, except percentages)
Full service center-based child care	$16,750	3.2%	$12,465	2.6%	$4,285	34.4%
Back-up care	95,332	37.6%	70,487	34.9%	24,845	35.2%
Educational advisory services	8,764	25.8%	6,444	21.0%	2,320	36.0%
Income from operations	$120,846	15.1%	$89,396	12.4%	$31,450	35.2%
The increase in income from operations was primarily due to the following:
•Income from operations for the full service center-based child care segment increased $4.3 million, or 34%, in the three months ended September 30, 2025 when compared to the same period in 2024, primarily due to increases in tuition revenue from enrollment growth and annual tuition rate increases, as well as decreases in amortization expense, partially offset by increased personnel costs. In addition, income from operations for the three months ended September 30, 2025 included $3.7 million of expenses related to net lease termination costs and the August 2025 debt refinancing.
•Income from operations for the back-up care segment increased $24.8 million, or 35%, in the three months ended September 30, 2025 when compared to the same period in 2024, primarily due to incremental gross profit contributions from expanded utilization of back-up care services, partially offset by investments in technology and marketing to improve customer experience.
•Income from operations for the educational advisory services segment increased $2.3 million, or 36% , in the three months ended September 30, 2025 when compared to the same period in 2024, due to revenue increases and greater leverage of overhead.
Net Interest Expense. Net interest expense was $12.2 million for the three months ended September 30, 2025, an increase from $11.6 million for the three months ended September 30, 2024, primarily due to other interest costs of $2.2 million related to a pre-acquisition obligation and debt refinancing costs, partially offset by lower interest rates applicable to our debt and lower outstanding debt. The weighted average interest rate for the term loans and revolving credit facility was 4.25% for the three months ended September 30, 2025 compared to 4.84% for the three months ended September 30, 2024, inclusive of the effects of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 5.00% for the remainder of 2025, inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $30.1 million during the three months ended September 30, 2025, at an effective income tax rate of 28%, compared to an income tax expense of $22.9 million during the three months ended September 30, 2024, at an effective income tax rate of 29%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the impact of unbenefited losses and net operating loss carryforwards used in certain foreign subsidiaries and the effects of net excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the three months ended September 30, 2025 and 2024, the net shortfall tax expense from stock-based compensation increased tax expense by $0.1 million and $0.2 million, respectively. For the three months ended September 30, 2025 and 2024, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 27%.

Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA increased $35.1 million, or 29%, and adjusted income from operations increased $35.1 million, or 39%, for the three months ended September 30, 2025 over the comparable period in 2024 primarily due to increased contributions from both the back-up care segment and the full service center-based child care segment.
Adjusted Net Income. Adjusted net income increased $25.2 million, or 39%, for the three months ended September 30, 2025 when compared to the same period in 2024, primarily due to the increase in adjusted income from operations and lower interest expense from our senior secured credit facilities.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenue. Revenue increased by $188.0 million, or 9%, to $2.2 billion for the nine months ended September 30, 2025 from $2.0 billion for the same period in 2024. The following table summarizes the revenue and percentage of total revenue for each of our segments for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024		Change 2025 vs 2024

	(In thousands, except percentages)
Full service center-based child care	$1,566,321	71.2%	$1,477,284	73.4%	$89,037	6.0%
Tuition	1,428,751	91.2%	1,344,622	91.0%	84,129	6.3%
Management fees and operating subsidies	137,570	8.8%	132,662	9.0%	4,908	3.7%
Back-up care	544,654	24.8%	452,945	22.5%	91,709	20.2%
Educational advisory services	88,934	4.0%	81,638	4.1%	7,296	8.9%
Total revenue	$2,199,909	100.0%	$2,011,867	100.0%	$188,042	9.3%
Revenue generated by the full service center-based child care segment in the nine months ended September 30, 2025 increased by $89.0 million, or 6%, when compared to the same period in 2024. Tuition revenue increased by $84.1 million, or 6%, when compared to the prior year, due to a 1% net increase in enrollment and average tuition rate increases at our child care centers of approximately 4-5%. Fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations increased 2025 tuition revenue by $10.2 million.
Management fees and operating subsidies from employer sponsors increased by $4.9 million, or 4%, primarily due to higher operating subsidies required to support center operations on expanded enrollment.
Revenue generated by back-up care services in the nine months ended September 30, 2025 increased by $91.7 million, or 20%, when compared to the same period in 2024. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based care, in-home care, and school-age programs by new and existing clients.
Revenue generated by educational advisory services in the nine months ended September 30, 2025 increased by $7.3 million, or 9%, when compared to the same period in the prior year. Revenue growth in this segment was primarily attributable to increased utilization from new and existing clients.
Cost of Services. Cost of services increased $111.8 million, or 7%, to $1.6 billion for the nine months ended September 30, 2025 from $1.5 billion for the same period in 2024.
Cost of services in the full service center-based child care segment increased by $73.0 million, or 6%, to $1.3 billion in the nine months ended September 30, 2025 when compared to the same period in 2024. The increase in cost of services was primarily associated with increased personnel costs, an increase of 8% during the nine months ended September 30, 2025 compared to the same period in the prior year, related to expanded enrollment, average hourly wage rate increases in the range of 3-4%, and higher benefits costs, including medical care expenses.
Cost of services in the back-up care segment increased $37.8 million, or 15%, to $285.3 million in the nine months ended September 30, 2025 when compared to the prior year. The increase in cost of services correlates to the increase in revenue and is primarily associated with provider fees to serve the increase in utilization levels of center-based care, in-home care, and school-age programs over the prior year, and continued investment in technology to support our customer user experience and service offerings.
Cost of services in the educational advisory services segment increased by $1.0 million, or 2%, to $45.1 million in the nine months ended September 30, 2025 when compared to the prior year, on improved leverage in service delivery.

Gross Profit. Gross profit increased $76.2 million, or 16%, to $555.3 million for the nine months ended September 30, 2025 from $479.1 million for the same period in 2024 primarily due to incremental gross profit contributions from the back-up care segment, resulting from higher utilization of back-up care services, and from the full service center-based child care segment, resulting from enrollment growth, and the associated operating leverage. Gross profit margin was 25% of revenue for the nine months ended September 30, 2025, an increase of approximately 1% compared to the nine months ended September 30, 2024.
Selling, General and Administrative Expenses. SGA increased $16.9 million, or 6%, to $281.4 million for the nine months ended September 30, 2025 from $264.5 million for the same period in 2024, due to higher personnel and technology costs. SGA for the nine months ended September 30, 2025 included $1.3 million within the full service segment in expenses related to the August 2025 debt refinancing. SGA for the nine months ended September 30, 2024 included a $2.3 million charge within the back-up care segment resulting from the early settlement of contingent consideration for a 2021 acquisition. SGA was 13% of revenue for the nine months ended September 30, 2025, which is consistent with the same period in 2024.
Amortization of Intangible Assets. Amortization expense on intangible assets of $4.7 million for the nine months ended September 30, 2025, decreased from $16.1 million for the nine months ended September 30, 2024 primarily due to certain intangible assets becoming fully amortized during the prior year, partially offset by increases from intangible assets acquired in relation to the acquisitions completed in 2024 and 2025.
Income from Operations. Income from operations increased by $70.8 million, or 36%, to $269.2 million for the nine months ended September 30, 2025 when compared to the same period in 2024. The following table summarizes income from operations and percentage of revenue for each of our segments for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024		Change 2025 vs 2024

	(In thousands, except percentages)
Full service center-based child care	$90,284	5.8%	$66,553	4.5%	$23,731	35.7%
Back-up care	162,639	29.9%	118,063	26.1%	44,576	37.8%
Educational advisory services	16,247	18.3%	13,776	16.9%	2,471	17.9%
Income from operations	$269,170	12.2%	$198,392	9.9%	$70,778	35.7%
The increase in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $23.7 million, or 36%, in the nine months ended September 30, 2025 when compared to the same period in 2024, primarily due to increases in tuition revenue from enrollment growth and annual tuition rate increases, as well as decreases in amortization expense, partially offset by increased personnel costs. In addition, income from operations for the nine months ended September 30, 2025 included $3.7 million of expenses related to net lease termination costs and the August 2025 debt refinancing.
•Income from operations for the back-up care segment increased $44.6 million, or 38%, in the nine months ended September 30, 2025 when compared to the same period in 2024, primarily due to incremental gross profit contributions from expanded utilization of back-up care services, partially offset by increases in technology and marketing to improve customer experience. Income from operations for the nine months ended September 30, 2024 included a $2.3 million charge related to the early settlement of contingent consideration for a 2021 acquisition.
•Income from operations for the educational advisory services segment increased $2.5 million, or 18%, in the nine months ended September 30, 2025 when compared to the same period in 2024 due to revenue increases partially offset by service costs for technology and marketing.

Net Interest Expense. Net interest expense was $33.1 million for the nine months ended September 30, 2025, a decrease from net interest expense of $37.3 million for the same period in 2024, primarily due to lower interest rates applicable to our debt and lower outstanding debt, partially offset by $2.7 million in other interest related to a pre-acquisition obligation and debt refinancing costs. The weighted average interest rate for the term loans and revolving credit facility was 4.30% for the nine months ended September 30, 2025 compared to 4.93% for the same period in 2024, inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $64.7 million for the nine months ended September 30, 2025 at an effective income tax rate of 27%, compared to an income tax expense of $50.0 million during the nine months ended September 30, 2024, at an effective income tax rate of 31%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the impact of unbenefited losses and net operating loss carryforwards used in certain foreign subsidiaries and the effects of net excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the nine months ended September 30, 2025, the net excess tax benefit from stock-based compensation decreased tax expense by $1.2 million. During the nine months ended September 30, 2024, the net shortfall tax expense from stock-based compensation increased tax expense by $0.9 million. For the nine months ended September 30, 2025 and 2024, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 27%.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $65.4 million, or 22%, and $74.4 million, or 38%, respectively, for the nine months ended September 30, 2025 over the comparable period in 2024 primarily due to the incremental gross profit contributions from the back-up care segment resulting from increased utilization and from the full service center-based child care segment resulting from enrollment growth and tuition price increases.
Adjusted Net Income. Adjusted net income increased $50.5 million, or 35%, for the nine months ended September 30, 2025 when compared to the same period in 2024, primarily due to the increase in adjusted income from operations and lower interest expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except share data)
Net income	$78,552	$54,905	$171,376	$111,068
Interest expense — net	12,212	11,613	33,118	37,307
Income tax expense	30,082	22,878	64,676	50,017
Depreciation	22,569	19,862	63,910	59,462
Amortization of intangible assets (a)	1,477	2,640	4,745	16,139
EBITDA	144,892	111,898	337,825	273,993
Additional adjustments:
Stock-based compensation expense (b)	7,526	9,091	22,512	24,607
Other costs (c)	3,650	—	3,650	—
Total adjustments	11,176	9,091	26,162	24,607
Adjusted EBITDA	$156,068	$120,989	$363,987	$298,600

Income from operations	$120,846	$89,396	$269,170	$198,392
Other costs (c)	3,650	—	3,650	—
Adjusted income from operations	$124,496	$89,396	$272,820	$198,392

Net income	$78,552	$54,905	$171,376	$111,068
Income tax expense	30,082	22,878	64,676	50,017
Income before income tax	108,634	77,783	236,052	161,085
Amortization of intangible assets (a)	1,477	2,640	4,745	16,139
Stock-based compensation expense (b)	7,526	9,091	22,512	24,607
Other costs (c)	3,650	—	3,650	—
Other interest costs (d)	2,186	—	2,737	—
Adjusted income before income tax	123,473	89,514	269,696	201,831
Adjusted income tax expense (e)	(33,338)	(24,613)	(73,338)	(56,008)
Adjusted net income	$90,135	$64,901	$196,358	$145,823

Weighted average common shares outstanding — diluted	57,377,773	58,701,618	57,680,543	58,483,404
Diluted adjusted earnings per common share	$1.57	$1.11	$3.40	$2.49

(a)Amortization of intangible assets represents total amortization expense, including $0.1 million and $8.4 million for the three and nine months ended September 30, 2024, respectively, associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)Stock-based compensation expense represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(c)Other costs in the three and nine months ended September 30, 2025 consist of $1.3 million related to the August 2025 debt refinancing recorded to selling, general and administrative expenses and net lease termination costs of $2.4 million recorded to cost of services.
(d)Other interest costs in the three months ended September 30, 2025 consist of $1.6 million in interest incurred related to a pre-acquisition obligation, as well as $0.6 million related to the August 2025 debt refinancing, which were recorded to interest expense. Other interest costs in the nine months ended September 30, 2025 consist of $1.6 million in interest incurred related to a pre-acquisition obligation, as well as $1.1 million of debt refinancing costs related to the April 2025 and August 2025 debt refinancings, which were recorded to interest expense.
(e)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 27% for the three and nine months ended September 30, 2025 and approximately 28% for the three and nine months ended September 30, 2024. The jurisdictional mix of the expected adjusted income before income tax for the full year will affect the estimated effective tax rate for the year.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are financial measures that are not calculated in accordance with GAAP (collectively referred to as “non-GAAP financial measures”), and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, and stock-based compensation expense, and non-recurring costs, as applicable, such as debt refinancing costs, impairments, lease termination costs and transaction costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement.
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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our $900 million multi-currency revolving credit facility (“revolving credit facility”). We had $116.6 million in cash ($126.0 million including restricted cash) as of September 30, 2025, of which $82.2 million was held in foreign jurisdictions, compared to $110.3 million in cash ($123.7 million including restricted cash) as of December 31, 2024, of which $45.5 million was held in foreign jurisdictions. Operations outside of North America accounted for 29% and 28% of our consolidated revenue in the nine months ended September 30, 2025 and 2024, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the nine months ended September 30, 2025 and 2024. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the remainder of the year, we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity and capital resources for the remainder of 2025.
Our revolving credit facility is part of our senior secured credit facilities. On April 17, 2025, we amended our existing senior secured credit facilities to, among other changes, increase our revolving credit facility from $400 million to $900 million and extend the date of maturity. On the closing date, we used proceeds from our revolving credit facility to repay the outstanding balances under the term loan A facility. In addition, our revolving credit facility was used to voluntarily repay $89.0 million of principal under the term loan B facility during the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, $411.8 million and $384.8 million, respectively, of the revolving credit facility was available for borrowing.
We had a working capital deficit of $386.4 million and $283.4 million as of September 30, 2025 and December 31, 2024, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, from share repurchases, and short-term borrowings on our long-term debt.
As of September 30, 2025, we had $831.7 million in lease liabilities, $107.3 million of which is short-term in nature. Refer to Note 3, Leases, to our condensed consolidated financial statements for additional information on leases, including the maturity of the contractual obligations related to our lease liabilities.
The board of directors authorized a share repurchase program of up to $500 million of our outstanding common stock, effective June 3, 2025. The share repurchase program has no expiration date and replaced and canceled the prior $400 million authorization announced December 2021, of which $58.9 million remained available thereunder. During the nine months ended September 30, 2025, we repurchased approximately 0.9 million shares for $106.0 million (resulting in a $0.7 million excise tax liability). During the nine months ended September 30, 2024, we did not make any share repurchases under the board-approved repurchase program. All repurchased shares have been retired and, as of September 30, 2025, $448.8 million remained available for future repurchases.
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

Cash Flows	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$202,792	$216,813
Net cash used in investing activities	$(63,486)	$(92,662)
Net cash used in financing activities	$(142,838)	$(95,822)
Cash, cash equivalents and restricted cash — beginning of period	$123,715	$89,451
Cash, cash equivalents and restricted cash — end of period	$125,969	$119,087
Cash Provided by Operating Activities
Cash provided by operating activities was $202.8 million for the nine months ended September 30, 2025, compared to $216.8 million for the same period in 2024. The decrease in cash provided by operations primarily relates to changes in working capital arising from the timing of billings and payments when compared to the prior year, partially offset by an increase in net income of $60.3 million.

Cash Used in Investing Activities
Cash used in investing activities was $63.5 million for the nine months ended September 30, 2025 compared to $92.7 million for the same period in 2024. The decrease in cash used in investing activities primarily relates to a decrease in net purchases of debt securities and other investments. Net proceeds from debt securities held by our captive insurance entity and other investments were $0.5 million in the nine months ended September 30, 2025, compared to net purchases of $19.1 million during the same period in the prior year, a net decrease of cash used of $19.6 million.
During the nine months ended September 30, 2025, we had net investments of $58.9 million in fixed asset purchases for maintenance and refurbishments in our existing centers, technology, and new child care centers, compared to net investments of $65.3 million during the same period in the prior year. Lastly, during the nine months ended September 30, 2025, we invested $5.1 million in acquisitions, compared to an investment of $8.3 million during the same period in 2024.
Cash Used in Financing Activities
Cash used in financing activities was $142.8 million for the nine months ended September 30, 2025 compared to $95.8 million for the same period in 2024. Significant financing activities in the nine months ended September 30, 2025 included net borrowings under the revolving credit facility of $469.3 million, which were partially offset by the repayment of the outstanding balance of our term loan A facility of $362.5 million, neither of which occurred in the same period in the prior year. Additionally, there was an increase in other payments of principal related to our long-term debt, which were $138.5 million in the nine months ended September 30, 2025 compared to $12.0 million during the nine months ended September 30, 2024. In February, May and August 2025, we voluntarily prepaid $44.5 million, $39.0 million and $50.0 million, respectively, of the outstanding principal balance on our term loan B facility.
During the nine months ended September 30, 2024, we made payments for deferred and contingent consideration of $103.9 million, of which $97.7 million related to the deferred consideration for the 2022 acquisition of Only About Children and $6.2 million related to the contingent consideration for a 2021 acquisition. We did not make any payments for deferred consideration in the same period in 2025.
During the nine months ended September 30, 2025 we used $104.7 million in cash for share repurchases, compared to no repurchases during the same period in 2024, and taxes paid related to the net share settlement of stock options and restricted stock increased to $15.2 million in the nine months ended September 30, 2025, compared to $4.8 million in the same period in 2024. Proceeds received from the exercise of stock options in the nine months ended September 30, 2025 of $11.8 million decreased from $24.8 million in the nine months ended September 30, 2024 due to a lower volume of transactions.
Debt
Our senior secured credit facilities consist of our term loan B facility (the “term loan B”) and our $900 million multi-currency revolving credit facility (the “revolving credit facility”).  Prior to April 17, 2025, our senior secured credit facilities also included our term loan A facility (the “term loan A”).
Long-term debt obligations were as follows:

	September 30, 2025	December 31, 2024

	(In thousands)
Term loan B	$450,000	$583,500
Term loan A	—	367,500
Revolving credit facility	469,321	—
Deferred financing costs and original issue discount	(2,475)	(4,051)
Total debt	916,846	946,949
Less current portion of term loans	—	(28,500)
Less current portion of revolving credit facility	(169,321)	—
Long-term debt	$747,525	$918,449

On August 21, 2025, the Company amended its existing senior secured credit facilities to, among other changes, refinance the existing term loan B and to extend the maturity date. On the closing date, the Company used its revolving credit facility to prepay $50 million of the outstanding principal amount of the existing term loan B.
As noted above, on April 17, 2025, we amended our existing senior secured credit facilities to, among other changes, increase the borrowing capacity of our revolving credit facility from $400 million to $900 million and extend the date of maturity. On the closing date, we used proceeds from the revolving credit facility to repay the outstanding balances under the term loan A, which was scheduled to mature on November 23, 2026. On December 11, 2024, we amended our existing senior secured credit facilities to, among other changes, reduce the applicable interest rates of the term loan B.
The term loan B matures on August 21, 2032 and as a result of voluntary prepayments totaling $133.5 million in 2025, the remaining principal balance of $450 million is due at maturity.
The revolving credit facility matures on April 17, 2030. At September 30, 2025, borrowings outstanding on the revolving credit facility were $468.0 million and letters of credit outstanding were $20.2 million, with $411.8 million available for borrowing. At December 31, 2024, there were no borrowings outstanding on the revolving credit facility, and letters of credit outstanding were $15.2 million, with $384.8 million available for borrowing. Additionally, a AU$5 million (USD$3.3 million) uncommitted working capital credit facility is available in Australia for short-term borrowing purposes. As of September 30, 2025 and December 31, 2024, there were AU$2.0 million (USD$1.3 million) and no borrowings outstanding under this facility, respectively.
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
In March and July 2025, we entered into additional interest rate cap agreements with a total notional value of $150 million and $100 million, respectively, designated and accounted for as cash flow hedges from inception. The March and July 2025 interest rate cap agreements, both of which have forward starting effective dates of October 31, 2025, provide us with interest rate protection in the event the one-month term SOFR rate increases above 3.5% and 3.0%, respectively, and expire on October 31, 2027 and October 31, 2026, respectively.
The blended weighted average interest rate for the term loans and revolving credit facility was 4.30% and 4.93% for the nine months ended September 30, 2025 and 2024, respectively, including the impact of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 5.00% for the remainder of 2025, inclusive of the effects of the cash flow hedges.
The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at September 30, 2025. Refer to Note 6, Credit Arrangements and Debt Obligations, to our condensed consolidated financial statements for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding purchases of our common stock during the three months ended September 30, 2025:

Period	Total Number of Shares (or Units) Purchased (1) (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2) (c)	Approximate Dollar Value of Shares/Units that May Yet Be Purchased Under the Plans or Programs (In thousands) (3) (d)

July 1, 2025 to July 31, 2025	308,012	$115.28	307,862	$458,621
August 1, 2025 to August 31, 2025	10,712	$117.83	—	$458,621
September 1, 2025 to September 30, 2025	90,515	$108.58	90,500	$448,794
	409,239		398,362
(1)The Company purchased an aggregate of 10,877 shares during the three months ended September 30, 2025, which shares were withheld for tax payments due upon the vesting of employee restricted stock unit awards. The shares were valued using the transaction date and closing stock price for purposes of such tax withholdings. Shares retired in connection with the payment of tax withholding obligations are not included in, and are not counted against, our share repurchase authorization.
(2)The board of directors of the Company authorized a share repurchase program of up to $500 million of the Company’s outstanding common stock effective June 3, 2025. The share repurchase program has no expiration date. The June 2025 share repurchase program replaced and canceled the prior share repurchase program of up to $400 million announced December 2021, of which approximately $58.9 million remained available thereunder. The Company repurchased 398,362 shares under the board-authorized programs during the three months ended September 30, 2025. All previously repurchased shares have been retired.
(3)The number shown represents, as of the end of each period, the approximate dollar value of the Company’s outstanding common stock that may yet be purchased under the Company’s publicly announced share repurchase program as described in footnote (2) above. Such shares may be purchased, from time to time, depending on business and market conditions.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 7, 2025, Mary Lou Burke Afonso, Chief Operating Officer, North America Center Operations, adopted a stock trading plan for the sale of up to 6,000 shares of the Company's common stock until May 15, 2026. This trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.
Other than as disclosed above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.
Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
10.1
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of August 21, 2025, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders party thereto. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 001-35780, filed August 21, 2025) (1)

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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	November 5, 2025	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)