Form 10-K
period 2025-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2026-02-26
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2025 was approximately $7.1 billion.
As of February 13, 2026, there were 55,113,645 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “might,” “could,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “opportunity,” “continues,” “estimates,” “possible,” “potential,” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; prospects; the industries in which we and our partners operate; the effects of a cyber-attack, data breach or other security incident on our information technology system or software or those of our third-party vendors; our expectations around ramping centers, back-up care services, enrollment, occupancy and overall business improvement; portfolio optimization and future center closures; our United Kingdom and international operations; cost management; labor costs and labor market; continued performance and contributions from our back-up care segment and expansion of back-up care solutions and use types; growth of partnerships; our center cohort occupancy levels; impact of the macroeconomic environment and general economic conditions (including inflationary pressures and tariffs); access, availability and impact of government support programs, including any changes to such programs in connection with shifts in governmental policies, priorities or programs; tuition rates and pricing strategies; ability to respond to changing market conditions; our growth in services; changing industry, geographic, labor, workforce and demographic trends, including return to office and hybrid work policies; our market share and leadership position; performance and growth factors; industry trends and the adoption of workplace benefits; demand for services and changing needs of clients and customers; quality of our service offerings; accreditation and quality standards; social and educational offerings; classroom ratios; our value proposition and client return on investment and ability to support client strategies; our thought leadership; our operating model; seasonality; our competitors; competitive strengths and differentiators; client retention and parent satisfaction rates; health, safety and safeguarding practices and regulatory environment; growth strategies and factors; workforce training and education; investments in our segments; opportunities for expansion, acquisition strategy and integration and contributions; investments, including in technology, marketing and personnel and wages; utilization rates; cross-selling opportunities; marketing strategies; our brand and reputation; the user experience; the qualifications of our teachers; our people practices and impact of our human capital initiatives; intellectual property; legal and regulatory compliance including licensing requirements, and statutory and regulatory oversight and review of our licenses, including in the U.K.; employee and labor relationships; ability to attract new clients; our geographic reach and center locations; ability to attract key employees; leases, terms and expirations; dividend policy; fluctuations in foreign currency exchange rates and interest rates; our properties and facilities; outcome of claims, litigation, legal matters and proceedings, regulatory investigations and our insurance coverage; future interest payments; interest rates, expense and impact of interest rate cap agreements; the use of derivatives or other market sensitive instruments; amortization expense; goodwill estimates; impairments; cash flow and use of cash, operating and capital expenditures; cash from operations, fixed asset expenditures and investments; contractual and actual maturities; tax rates and estimates; tax audits and settlements; tax benefits and equity transactions; our debt and indebtedness; ability to obtain financing and meet financial obligations and comply with covenants of our senior secured credit facilities; credit risk; critical accounting policies and estimates; impact of new accounting pronouncements; our capital allocation; share repurchase program and future activity; and insurance and worker’s compensation claims.
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
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods and may vary materially from those described in or implied in the forward-looking statements.

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
PART I
In this Annual Report on Form 10-K for the year ended December 31, 2025, Bright Horizons Family Solutions Inc. (together with its subsidiaries) is referred to as “Bright Horizons,” the “Company,” “we,” “us,” or “our.”
Item 1. Business
Our Company
For 40 years, Bright Horizons has been a champion for working families — designing and delivering innovative education and care solutions. We are a leading provider of high-quality early education and child care, comprehensive back-up care solutions and educational advisory services. Our offerings support both working families and employers’ workforce strategies by supporting their employees across life and career stages, and improving employee recruitment, engagement, productivity, retention, and career advancement.
We provide services primarily under multi-year contracts with employer-clients who offer early education and child care, back-up care, and educational advisory services as part of their employee benefits package. We are committed to providing the highest quality education and care across all of our offerings, underpinned by rigorous quality standards, research-informed practices and a focus on measurable outcomes for families and employers.
We are organized in three reportable segments, which are aligned with our service offerings as follows:
•Full service center-based child care (71% of our revenue in 2025);
•Back-up care (25% of our revenue in 2025); and
•Educational advisory services (4% of our revenue in 2025).
As of December 31, 2025, we served more than 1,450 employers across a diverse array of industries, including more than 220 Fortune 500 companies. As of December 31, 2025, we operated 1,010 early education and child care centers with the capacity to serve approximately 115,000 children in the United States, the United Kingdom, the Netherlands, Australia, and India.
Our History
Guided by our HEART principles — Honesty, Excellence, Accountability, Respect, and Teamwork — we have operated early education and child care centers for employers and working families since 1986. In 1998, we transformed our organization through the merger of Bright Horizons, Inc. and Corporate Family Solutions, Inc., both then Nasdaq-listed companies founded in 1986 and 1987, respectively. We were listed on Nasdaq from 1998 to May 2008 when we were acquired and went private. On January 30, 2013, we completed our initial public offering and our common stock became listed on the New York Stock Exchange (“NYSE”) under the symbol “BFAM.”
Throughout our history, we have continued to grow while investing strategically in technology, quality and service expansion and innovation. We have extended our international footprint to become a leading provider in the center-based child care and back-up care market in the United Kingdom and have expanded child care operations into the Netherlands, Australia, and India. In the United States, we continue to deepen our partnerships with employer clients by supporting their development of child care centers, expanding and enhancing our suite of back-up care offerings, and by growing our educational advisory services. We continue to innovate and invest in leading technology to support our full suite of services as well as enhance our customers’ user experience, with a focus on driving utilization of our services and maximizing enrollment and engagement across all offerings.
Industry Overview and Trends
We compete in the global market for early education and child care services as well as the growing markets for back-up care solutions and workforce education services offered by employers as benefits to their employees.
The child care industry generally can be divided into center-based and home-based child care. Our full service segment operates in the center-based market, which is highly fragmented, and includes both retail and employer-sponsored centers. The employer-sponsored model, in which a single employer or consortium of employers enters into a long-term contract for the provision of care at or near the employer’s worksite, has long been central to our business. We believe we are one of the largest high-quality providers of employer-sponsored child care.

We also operate in the growing market for back-up and dependent care, which includes center-based back-up care and in-home care, school-age programs (including camps and tutoring), senior care and pet care. These services are designed to support an employer’s workforce by providing care coverage when primary arrangements are unavailable or insufficient. We believe such coverage directly supports employee productivity and engagement.
Additionally, we operate in the educational advisory services market, which consists of workforce education, tuition assistance, student loan repayment, and college admissions and financing advisory services. These solutions are designed to help employees upskill and advance their careers, assist employers in developing strategic workforce talent and enable working families to achieve their higher education goals. We believe we are one of the largest high-quality providers in each of these markets.
We believe that the following key factors contribute to growth in the markets for center-based and employer-sponsored child care, back-up care, and educational advisory services. Although healthcare and financial benefits are standard components of employee compensation, the inclusion of education and care benefits reflects a more comprehensive investment in human capital and elevates an employer’s credibility and differentiation.
Care and Education as Critical Workforce Benefits
Employers increasingly view child care, back-up care and education benefits as key offerings that improve employee productivity, recruitment, retention, and engagement. We believe workforce engagement challenges are widespread across industries and we offer a suite of solutions to help employers solve these challenges, which enable the employers to deliver on their own business priorities. In response to a 2025 internal survey, approximately 90% of our parents reported that our child care services enabled them to fulfill their work obligations and increased their commitment to their employer. According to our 2025 Modern Family Index, 78% of working parents report that the reliability of their child care has a direct impact on their career success. We believe our suite of services can play a critical role helping employers attract, retain and engage talent.
Participation of Parents in the Workforce
A significant share of the labor force consists of working parents, increasing the stakes for both families and employers to ensure access to reliable care solutions. According to the U.S. Bureau of Labor Statistics, women working full-time accounted for approximately 50% of the labor force in 2024, and the labor force participation rate of mothers with children under the age of six was approximately 68%. In addition, both spouses were employed in approximately half of married couples in the U.S., reflecting the prevalence of dual-income households and the need for stable and available care arrangements to support working families. Such workforce participation patterns reinforce the importance of employer-sponsored care solutions to support recruitment, retention and engagement objectives and enable working parents to meet job requirements and commitments.
Increasing Need for Flexible and Comprehensive Care and Education Solutions
Work environments and employee needs have become more variable in recent years, increasing demand for care solutions that support a broad range of family situations, workforce demographics and life stages. According to the U.S. Bureau of Labor Statistics, nearly 25% of the workforce worked remotely in 2024, creating greater variability in how, where and when work is performed. We believe these trends are driving demand for a comprehensive suite of care solutions that provide flexibility for both the employer and employee. In this environment, we believe employers and families increasingly value scaled, national providers with breadth, reliability and infrastructure to deliver consistent support across locations, service types and employee life stages.
Additionally, due to the evolution of new technologies, as well as increased competition for talent, employers are focused on the upskilling and reskilling needs of their workforces. We believe that the modern worker values investments by their employer that help them thrive in the workplace across career stages, as well as advance their careers through access to degree and non-degree education programs.
Demand for High-Quality Early Care and Education Environments
Parents place a high priority on quality, safety, teacher-child relationships, and developmental rigor in early education and care environments, reflecting the importance of early childhood as a foundational period for cognitive, social and emotional, linguistic, and physical development. According to a 2024 working paper from the Center on the Developing Child at Harvard University, early childhood is the period during which important components of brain architecture are developed, and early experiences play a critical role in shaping long-term developmental outcomes. As a result of increasing awareness of the lifelong impact of early childhood experiences, we believe families increasingly seek providers that demonstrate consistent quality standards, ensure comprehensive training for educators, offer age-appropriate curriculum and ensure safe environments. We believe this emphasis on quality outcomes support demand by both parents and employers for trusted providers capable of delivering reliable, high-quality care at scale.

Our Competitive Strengths
We believe we are a provider, partner and employer of choice because of our dedication to developing and delivering high-quality solutions to those we serve.
Workforce Solutions Embedded in Employer Relationships
Over the last 40 years, we have built long-standing, deeply embedded relationships with employers by delivering care and education solutions that support workforce recruitment, engagement, productivity, retention, and career advancement. We serve more than 1,450 employers, including more than 220 Fortune 500 companies, across a broad range of industries and geographies. Our largest client represented approximately 1% of our revenue in 2025, and our 10 largest clients represented approximately 8% of our revenue in the same year, reflecting a highly diversified client base.
Our employer-first model is characterized by long-term contracts, collaborative service delivery and shared commitment to supporting employees and their families. Our ability to deliver a broad suite of services - full service center-based child care, back-up care, and educational advisory services - enables employers to address multiple workforce needs through a single, integrated and trusted partner. We believe this breadth of services positions us as a strategic partner and creates meaningful client switching costs, as reflected by our approximately 95% client retention rate over the past 10 years.
Scaled, Capital-Efficient Provider with a Diversified Portfolio of Services
We are one of the largest service providers for employer-sponsored child care and back-up care solutions, operating across five countries, with more than 1,000 centers and the capacity to serve approximately 115,000 children. Based on our internal analysis, we believe we operate approximately six times more employer-sponsored child care centers than our nearest competitor, and that our back-up care operations are approximately four times larger than the next largest provider. Our scale allows us to serve large, multi-location employers while maintaining localized service delivery.
Our business model is capital efficient. Employer sponsors typically fund a significant portion of new center development and absorb a meaningful share of ongoing operating costs, while our back-up care offerings leverage a combination of owned centers and third-party provider networks. This structure supports capital efficient growth and attractive economics.
Comprehensive, Flexible Solutions Address the Full Spectrum of Care and Education Needs
We believe our ability to deliver a comprehensive suite of care and education solutions creates a distinct, competitive advantage for our clients who operate in an environment where employee needs vary by location, work schedule and life stage. Our offerings include full-time center-based care near the workplace or home, in-home and center-based back-up care, school-age and seasonal programs, and educational coaching, tutoring and advisory services.
Our breadth of services allows employers to support employees across a wide range of life and career stages, including ongoing care needs, school breaks, and unplanned disruptions, while our infrastructure and integrated technology platforms support reliable service delivery and a consistent experience for employers and families. Further, as employers compete for top talent in an environment shaped by rapid digital and AI-driven change, our educational advisory services can help employers keep pace with shifting workforce demands for upskilling and reskilling and meet their strategic workforce goals.
Trusted Provider of High-Quality Early Education and Care
Quality is the foundation of our value proposition. We have invested for decades in research-based curriculum, educator training, and program evaluation designed to deliver consistent, high-quality early education and care outcomes. Our centers are designed to meet rigorous accreditation and rating standards established by leading organizations such as the National Association for the Education of Young Children in the United States, by the Office of Standards in Education, Children’s Services and Skills (OFSTED) in the United Kingdom, and by the Education Council and Australian Children’s Education and Care Quality Authority (ACECQA) in Australia.
Our commitment to quality is supported by a sustained focus on learning and development. Our curriculum and teacher training programs are designed to support inclusive classrooms, positive learning environments and are informed by research on early learning and childhood development. We provide tools and training that help our staff and educators translate research into practice through learning experiences and evidence-based instructional practices. Additionally, to ensure our education programs reflect both time-tested developmental theories and contemporary evidence-based research, we have an Educational Advisory Network of academics, scholars, and early education organization leaders. We also believe that low teacher-to-child ratios and small group sizes, which meet or exceed licensing standards, are important to delivering consistent educational outcomes and enabling more personalized care to the families we serve.
Our standards of quality extend beyond our full service centers to our back-up care and in-home care networks, where we apply defined quality criteria and oversight standards. We believe our reputation as a trusted provider enables employers and families to rely on our services during critical moments, reinforcing long-term relationships and recurring utilization.

Market Leading People Practices
Our ability to deliver high-quality care, education and other services is enabled by our ability to attract, retain, motivate and develop skilled talent. Over our 40 year history, we have been consistently recognized as a top employer by third-party sources, including Fortune magazine, the Great Place to Work Institute, industry publications and the Boston Globe and the Denver Post, reflecting our investments in people, training, and workplace culture and practices.
We believe the education and experience of our child care center leaders and teachers exceed the industry averages, supported by comprehensive onboarding, ongoing in-center training, and access to an in-house online training university, offering nationally recognized child development credentials. In addition, our innovative Horizons CDA and Degree Program fully funds U.S.-based educators in earning their child development associate certification or post-secondary degrees in early childhood education, reinforcing our standing as an employer of choice, while helping to retain and incentivize teachers to grow their careers at Bright Horizons.
Data, Technology and Operating Discipline at Scale
We have made sustained investments in technology, data analytics and centralized operating infrastructure to support our multi-service offerings. Our systems provide visibility into utilization, enrollment, staffing and performance metrics across our operations, allowing us to evaluate and allocate resources effectively and respond to changing demand patterns. Our digital tools support a seamless experience for families and employers, while our operating discipline allows us to apply best practices consistently across our network. We believe this combination of data, technology and scale strengthens service delivery, enhances economics and supports sustainable growth.
Experienced Management Team with Deep Industry and Operating Expertise
Our management team brings decades of experience in early education, employer-sponsored care solutions and operating and scaling large organizations. This experience has enabled us to effectively navigate multiple economic cycles, numerous regulatory environments and shifts in workforce dynamics while maintaining focus on long-term value creation. We believe our leadership team’s understanding of both the operational complexity and the strategic priorities of employers positions us to effectively address evolving needs and allocate capital and resources with discipline.
Our Growth Strategy
We believe there are significant opportunities to continue to grow our business globally by executing on the following strategies.
Expand and Deepen Employer Relationships
We believe there is a substantial opportunity to expand our client base and continue to deepen existing employer relationships across our services. For our full service center-based child care business, we primarily target large employers with sufficient employee concentration to support employer-sponsored centers. Our addressable market includes approximately 13,500 employers, each with at least 1,000 employees, within the industries that we currently serve in the U.S. and U.K. For our back-up care and educational advisory services, our addressable market is broader because these offerings do not require an on-site physical infrastructure, upfront capital investment or a critical mass of employees at a single worksite. As a result, these services are marketable across a wider range of employer sizes, industries and workforce demographics. Based on the most recent data available from the U.S. Census Bureau’s Statistics of U.S. Businesses in 2022, there were approximately 21,000 U.S. businesses with 500 or more employees, representing a large population of potential clients for our back-up care and educational advisory services.
As of December 31, 2025, we served more than 1,450 employers, with approximately one-third of clients purchasing more than one service. We believe continued new client acquisition and increased cross-service adoption and service expansion within existing employer relationships also will remain important drivers of growth.
Drive Utilization Across Our Portfolio
A central element of our growth strategy is increasing utilization of our services among eligible employees and families. Across our portfolio, utilization rates among employees who have access to our services remain relatively low, reflecting opportunities to increase awareness, engagement and ease of access across a broad range of recurring and intermittent care and education needs. We focus on driving deeper utilization within existing employer relationships by expanding employee awareness, simplifying access through our digital platforms, introducing new eligible care types and solutions, and encouraging use of multiple services. We are enhancing our capabilities by gaining a more comprehensive understanding of the care services utilized by our consumers, enabling us to proactively deliver appropriate services, anticipate consumer needs, and evolve our offerings in response to changing demand. Increased utilization supports revenue growth and operating leverage and allows us to serve a larger share of employee needs within each client relationship without a corresponding increase in capital investment.

Maintain a Capital-Efficient Operating Model
Our growth strategy is governed by a disciplined, capital-efficient operating model. In our full service center-based child care business, employer sponsors typically contribute to the development and ongoing operation of child care centers through operating subsidies, helping to mitigate development, capital and occupancy risk. This employer-sponsored model, which largely exists in the U.S. and U.K., allows us to expand our footprint while maintaining a disciplined approach to capital deployment.
In our back-up care offerings, we leverage a network of more than 5,500 providers, combining Bright Horizons owned capacity through our back-up care operations and full service center network along with third-party providers. This hybrid model enables us to expand both capacity and geographic reach with limited capital investment while maintaining service reliability and quality standards consistent across markets.
Disciplined Expansion of Full Service Center-Based Child Care
Full service child care remains an important foundation of our business and a key element of our employer value proposition. We pursue disciplined growth by focusing on improving enrollment and utilization in our existing center portfolio, partnering with employers to build new centers or assuming management of existing employer-sponsored centers, and selectively adding new lease consortium centers where employer concentration and market demographics align with our return objectives. We regularly review our center portfolio to ensure alignment with client needs, market demand from families needing care, and demographics. In addition to rationalizing the existing portfolio to exit locations which no longer meet our growth and return profile, we also apply a consistent framework to new center development and acquisitions with a focus on long-term performance and capital discipline.
Our Operations
Our services are designed to help families, employers, and their employees solve the challenges of the modern workforce across life and career stages. Our services are comprised of full service center-based child care, back-up care, and educational advisory services, which are also our reportable segments. Full service center-based child care includes traditional center-based early education and child care, preschool, and elementary education. Back-up care includes center-based back-up child care, in-home care for children and seniors, school-age programs (including camps and tutoring), pet care, self-sourced reimbursed care, and Sittercity, an online marketplace for families and caregivers. Educational advisory services consist of tuition assistance and student loan repayment program management, workforce education, related educational advising, and college admissions counseling services. The following table sets forth our segment results for the year ended December 31, 2025:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands, except percentages)
Revenue	$2,081,119	$727,988	$124,500	$2,933,607
As a percentage of total revenue	71%	25%	4%	100%
Income from operations	$66,093	$221,610	$26,962	$314,665
As a percentage of total income from operations	21%	70%	9%	100%
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
Cost-Plus Model: Approximately 25% of our centers operate under the cost-plus business model. Under this model, we receive a fee from the employer sponsor for managing and operating their center. Additionally, employer sponsors typically provide operating subsidies to support the ongoing provision of child care services to their employees if center operating costs exceed revenue from tuition paid by parents. The employer sponsor typically retains responsibility for the development of the child care center (which is owned or leased by the sponsor), as well as pre-opening capital equipment and ongoing maintenance and repair, and the center is profitable from the outset. Our cost-plus contracts typically have initial terms ranging from three to five years with varying terms, renewal and termination options. Under the cost-plus model, the employer sponsor bears the financial risk for operating the center.
Under all model types, we retain responsibility for all aspects of operating the child care center, including hiring and paying employees, ongoing training, curriculum, contracting with vendors, purchasing supplies, and collecting tuition.
Tuition paid by families represents approximately 90% of the revenue generated by this segment and is determined based on the age and developmental level of the child, the child’s attendance schedule (full-time or part-time), the geographic location, and the extent to which an employer sponsor subsidizes tuition. Based on a sample of approximately 350 of our early education and child care centers in the United States, the current average tuition at our centers is $2,765 per month for infants (typically ages 3 to 16 months), $2,565 per month for toddlers (typically ages 16 months to 3 years) and $2,175 per month for preschoolers (typically ages 3 to 5 years). Tuition at most of our early education and child care centers is payable in advance and is typically due monthly.
Annual revenue for mature centers typically averages between $1.8 million and $2.8 million at our centers, which is primarily driven by the size and capacity of centers. Gross margins at our mature centers typically average between 20% and 25%, with our cost-plus model centers typically at the lower end of that range and our lease model centers at the higher end.
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
Back-up Care Services
Back-up care offers family support services for dependents of all ages and provides coverage when regular or other previously planned care breaks down, as well as care coordination tools to assist families with their short and long-term care needs. We provide back-up care services for children (primarily 0-12 years old) through our own full service child care centers, dedicated back-up child care centers, school-age programs (including camps), and in-home caregivers, as well as through our proprietary back-up care network of quality third party child care centers, camps and in-home care providers. We provide back-up care services for seniors through our proprietary network of quality in-home care providers and adult center-based care, tutoring for school-age children and adult learners through our network of tutoring service providers, pet care through third-party providers, and also help to facilitate back-up care services through our self-sourced reimbursed care program. We also own and operate Sittercity, an online marketplace that helps families and caregivers find child care (child care providers, babysitting/nannies) and pet care services.
Back-up care offers families access to a contracted network of more than 5,500 providers, combining Bright Horizons owned capacity through our back-up care operations and full service center network with third-party providers. Our dedicated back-up centers are operated in a similar structure to full service centers and are either exclusive to a single employer or have multiple employer sponsors. Self-sourced reimbursed care is an alternative care program, available to employer sponsors typically when other network care solutions are not available, which provides payments to their employees to assist with the cost of self-sourced dependent care. Back-up care solutions include broader school-age programs, such as camps and tutoring, with camps primarily operating during school vacations and the summer months, and a network of in-home caregivers for senior care. Back-up care requests are arranged online or via our mobile app as well as through a 24/7 contact center, allowing users to reserve care in advance or at the last minute. We operate our own contact center and we contract with additional contact centers in other geographies to complement our ability to handle demand fluctuations, provide business continuity, and deliver seamless service across time zones.
Back-up care revenue is comprised of fees paid by employer sponsors and, to a lesser extent, co-payments collected from users at the time of service. These arrangements generally have contractual terms of three years with varying terms, renewal and termination options. Fees for back-up care services are typically determined based on the number of back-up care uses purchased and may be fixed for a specified number of contracted uses or variable for pay-per-use contracts. Cost of services consists of direct expenses associated with the operation of child care centers, fees paid to providers for care delivered as part of their contractual relationships with us, personnel and related direct service costs of the contact centers, and any other expenses related to the coordination or delivery of care and service. The nature of SGA related to back-up care is similar to SGA for full service center-based child care, with additional expenses related to the technology necessary to operate this service, the ongoing development and maintenance of the provider network, and additional personnel needed as a result of more significant client management and reporting requirements.
Educational Advisory Services
Our educational advisory services consist of EdAssist and College Coach. Educational advisory services revenue is comprised of fees paid by employer clients for policy consulting, program management, coaching, subscription content and, to a limited extent, retail fees collected from users at the point of service. Contracts are typically three years in length, with varying terms, renewal and termination options, and fees are generally determined based on the services being provided and the number of program participants. Cost of services consists of personnel and direct operating costs of the contact centers and other expenses related to the coordination and delivery of tuition assistance, student loan repayment program management, and educational advisory services. The nature of SGA related to educational advisory services is similar to SGA for back-up care.
EdAssist.  EdAssist provides workforce education, tuition assistance and student loan repayment program management, as well as related educational advising to corporate clients who offer these services as a talent development and workplace benefit to their employees. Our services help employers better align their workplace education programs with their business goals while supporting employees to upskill, reskill and improve their careers. Program management services are provided through proprietary software for the processing of tuition reimbursement, loan repayment transactions, and analysis of data. We provide educational advising to our clients’ employees on a one-on-one basis through our team of advisors who help users make informed decisions regarding their education and financial wellness. Clients can also leverage our EdAssist Education Network of education providers and benefit from pre-negotiated tuition discounts. EdAssist services derive revenue directly from fees paid by employers.

College Coach.  College Coach provides college admissions and college financing advisory services through our team of experts, who have experience working in admissions or financial aid at colleges and universities. We also offer coaching and tools to assist families as they support their children with varying needs across life stages, such as navigating middle school and saving for college. Advisory services are delivered via live/webinar events with expert presenters, through one-on-one coaching, and through our online learning center. We work with employer clients who offer these services as workplace benefits to their employees, and we also provide these services directly to families on a retail basis. College Coach derives revenue mainly from employer clients who contract with us for a specified number of workshops, access to our proprietary online learning center, and one-on-one advising.
Geography
We operate in two primary regions: (1) North America, which includes our operations in the United States (including Puerto Rico), and (2) Outside North America, which includes our operations in the United Kingdom, the Netherlands, Australia and India. The following table sets forth information by geographic region for the year ended December 31, 2025:

	North America	Outside North America	Total

	(In thousands, except percentages)
Revenue	$2,090,922	$842,685	$2,933,607
As a percentage of total revenue	71%	29%	100%
Fixed assets, net	$291,754	$282,446	$574,200
As a percentage of total fixed assets, net	51%	49%	100%
Our business outside North America primarily consists of child care centers throughout the United Kingdom, the Netherlands, and Australia, with 92% of the revenue generated related to the full service center-based child care segment, with the remaining 8% relating to back-up care in the U.K. As of December 31, 2025, we had 597 centers in North America and 413 centers outside North America. Additional geographical information is included in Note 17, Segment and Geographic Information, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Seasonality
Historically, our full service center-based child care and back-up care operations are subject to seasonal and quarterly fluctuations, which can vary by geography. Demand for early education and child care services has historically decreased during the summer months when school is not in session and families are often on vacation or have alternative child care arrangements. In addition, enrollment at our child care centers declines as older children transition to elementary schools in the summer and fall months. Demand for our services generally increases with the beginning of the new school year and remains relatively stable throughout the rest of the school year. Use of our back-up care services tends to be higher when schools are not in session and during holiday periods, which can increase the operating costs of the program and impact the results of operations. Educational advisory services generally have limited seasonal fluctuations.
Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers, including enrollment and staffing fluctuations, the number and timing of new center openings, additions from acquisitions and center management transitions, the timing of new client launches in our back-up care and educational advisory services, the length of time required for new centers to achieve profitability, center closings, the contract model mix (P&L versus cost-plus) of new and existing centers, the level of sponsorship payments, and general economic conditions.
Marketing
Brand Awareness and Thought Leadership
Our brand and reputation for quality strengthens our ability to attract and retain clients, families and employees. We market our services and build our brand through events, social media, earned and paid media placements, digital and print advertising, articles and blogs, direct mail, and a robust search engine optimization strategy. Our senior leaders are involved at the national level with education, work/life and early child care advocacy, and we believe that their visibility and involvement helps attract new business. We conduct our annual Modern Family Index and The Education Index, capturing snapshots of sentiments of critical market sectors at a particular moment in time. We believe that our proprietary research, events, and the availability of uniquely knowledgeable industry leaders help sustain our brand awareness and position Bright Horizons as a thought leader in the markets where we operate.

Timely Approaches that Evolve with the Workplace
We strive to meet clients’ needs as demonstrated by our capacity to pivot as the marketplace shifts, rolling out and marketing new services to meet evolving work environments. Marketing tools have expanded to include personalized communications based on specific, known care needs and availability; targeted back-up journeys and campaigns; outreach for flexible care offerings including options such as tutoring and camps; and sharing our curriculum and extension activities with families at home through our online platforms. Outreach for these efforts includes campaigns for back-to-school and return-to-office support, initiatives aimed at supporting enrolled families including age-based developmental notifications through our parent mobile app, a monthly parenting and client employee newsletter, podcasts and a parenting exchange workshop series.
Lead Generation and Conversion; Customer Retention
Lead generation and conversion, increased utilization of our service offerings, and customer retention remain at the heart of our marketing efforts. We partner with employer sponsors to promote our early education and child care centers and other workplace solutions as important employee benefits within their organizations. My Bright Horizons is a portal for our clients’ employees to instantly access their Bright Horizons benefits, and BH Central is a self-service portal for client liaisons to track real-time benefit use and access materials to support internal marketing efforts, including a newsletter with tailored resource content. Other efforts include local digital advertising, partnerships with parent groups, social efforts, direct mail, and webinars.
Competition
We believe we are a leading provider of employer-sponsored center-based child care, back-up care, and workforce education services. The market for early education and child care services is highly fragmented, and we compete for enrollment and sponsorship of early education and child care centers with a variety of other organizations, including large community-based child care companies, regional child care providers, family day care, nannies, for-profit and not-for-profit full- and part-time nursery schools, public and private elementary schools, and not-for-profit and government-funded providers of center-based child care. Our principal competitors for employer-sponsored centers include KinderCare Education in the United States and Busy Bees in the United Kingdom. We also compete for enrollment on a center-by-center basis with these providers, along with many local and national providers, such as Affinity Education Group, CompaNanny, G8 Education, Goddard Schools, Goodstart Early Learning, Guardian Childcare & Education, KidsFoundation, Kids Planet, Learning Care Group, Partou, and Primrose Schools. Competition for back-up care comes from IAC/Interactivecorp (Care.com) in addition to employee assistance programs and smaller work/life companies in the market. In the educational advisory services segment competition comes from EdCor, Guild Education, InStride, and Tuition.io as well as other existing smaller providers in the market.
We believe the key factors in the competition for full service center enrollment are quality of care, site convenience and cost. We believe many center-based child care providers are able to offer care at lower prices than we do by utilizing less intensive teacher-to-child ratios and offering lower compensation and benefits to their employees. While our child care tuition levels are generally higher than many of our competitors, we compete primarily based on the convenience of a location at or near a worksite and a higher level of program quality. Some of our competitors may benefit from strong local name recognition or comply, or are required to comply, with fewer or less costly health, safety, and operational regulations than those with which we comply (such as the more limited health, safety and operational regulatory requirements typically applicable to family day care operations in caregivers’ homes). We believe that our primary focus on serving employer clients, underscored by our track record for achieving and maintaining high-quality standards, distinguishes us from our competitors.
Human Capital Management
Education and care can change lives, and for 40 years Bright Horizons has been changing the way families live and work. To achieve this mission and to deliver results, we put our HEART principles at the forefront of everything we do. Our HEART principles — Honesty, Excellence, Accountability, Respect, and Teamwork — are the underlying tenets of our culture and are guided by the core belief that our people are the foundation to building and sustaining an organization that makes a significant impact in the lives of the children, families and adult learners we serve.
As of December 31, 2025, we had approximately 32,200 global employees (including part-time and substitute teachers), of whom approximately 3,300 were employed as corporate, divisional and regional employees, and approximately 28,900 were employed at our early education and child care centers and as in-home caregivers. The total number of employees includes approximately 18,450 in North America, 9,250 in the United Kingdom, 2,400 in the Netherlands, 2,050 in Australia, and 50 in India. Corporate, divisional and regional staff members make up our “Home Team” employees, and staff members working at our early education and child care centers, including teachers and support personnel, and in-home caregivers make up our “Field” employees. Currently, there are no active labor unions.

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
Our business is about people serving people, and our success depends on attracting, developing and retaining talented and highly qualified employees. Our employee value proposition – You’re the Difference – is our pledge to providing market-leading benefits and rewards, opportunities for advancement and career growth, and a strong culture to celebrate our shared mission and values. We are continually investing in resources and creating programs to build culture, to provide fair and competitive pay, to offer benefits to support our employees’ well-being, and to foster personal growth and career development opportunities. We endeavor to create environments that attract, retain and engage our talent, enhance our culture and employee experience, and reward performance.
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
We offer a comprehensive total rewards program aimed at addressing the varying health, financial and well-being needs of our employees. Our total rewards package, which may vary by geography, employee, and eligibility requirements, includes:
•Competitive pay and healthcare benefits;
•401(k) retirement plans with matching contributions;
•Paid time off;
•Wellness initiatives with benefits relating to nutrition, stress management and financial well-being, mental health, work-life balance and an Employee Assistance Program;
•Child care tuition subsidies for both Field and Home Team employees;
•Tuition assistance programs, including the Horizons CDA and Degree Program which provides direct, no-cost access to an early childhood education degree;
•Access to back-up care, EdAssist, College Coach and Sittercity; and,
•Paid parental bonding leave.
Career Development and our Horizons CDA and Degree Program
We invest in our employees’ career growth. Employee training and development opportunities are critical to our success as they help develop leaders within our organization and support the delivery of quality services to our clients, and the families and learners we serve. We provide a robust, ongoing employee training and career development program that is available to employees through our online training university. Our blended learning approach means employees have a selection of different learning methods available to them, including live interactive online webinars, in person training, eLearning modules, and videos. We are also invested in long-term employee success and are committed to advancing talent from within by developing the next generation of leaders at Bright Horizons. By creating clear pathways for career development, through leadership training and development, we support and encourage upward career mobility in both our Field operations and throughout our Home Team.
A central program offering is our Horizons CDA and Degree Program. The program, which is a first-of-its-kind offering in the early education field, removes financial barriers for employees interested in furthering their education by allowing employees to earn a CDA (“child development associate”) certificate or an associate’s or bachelor’s degree in early childhood education at no-cost and with no out-of-pocket expenses, including tuition, fees and books. Since 2018, more than 8,000 educators have enrolled in the Horizons CDA and Degree Program, with nearly 3,000 educators earning their CDA credential or college degree. We have recently expanded the program to offer an early care and education graduate certificate for center leaders and an English Language Learning (ELL) program for all educators.

Employee Engagement
At Bright Horizons gathering continuous feedback is an essential part of our culture. We regularly collect feedback from our employees through our annual employee experience survey and through other periodic surveys and forums. Hearing directly from our employees helps us understand the employee experience, including evolving priorities related to workplace environment, employee relations, pay and benefits, flexibility, and career growth opportunities, all of which are critical to our mission to remain an employer of choice and a great place to work. We champion a culture of belonging and appreciation through our engagement programs, including Better Together programming and activities that support the Bright Horizons Foundation for Children®.
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
As of December 31, 2025, our workforce composition was approximately as follows:

	Women (Global) (1)	Non-White (North America Only) (2)
Entire Workforce (3)	94%	56%
Home Team Employees	76%	31%
Field Employees	96%	59%
Senior Leaders (4)	70%	23%
(1)Represents percentage of women in the workforce.
(2)Non-White is defined as: American Indian or Alaska Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander, or two or more races.
(3)Only includes employees that self-identify.
(4)Senior leader is defined as Vice President and equivalent, and above, and includes executive officers.
Community and Citizenship
We support the communities in which we work and live, and we actively encourage our employees to do the same. We proudly stand with our many employees who support the Bright Horizons Employee Relief Fund, which offers financial assistance to employees recovering from catastrophic events, and we proudly support our many employees who give their time to non-profit organizations, awarding grants to their chosen charities through the Bright Horizons Foundation for Children® in recognition of their volunteer work in their communities. We collaborate with our employees to advance the Foundation’s mission of creating Bright Spaces for at-risk children and families in homeless shelters, health care facilities, police stations and other community organizations that serve families in need or in crisis. We do this by supporting our employees’ service projects through Brightening Lives Activity grants and Field and Home Team fundraising events.
Our Award Winning Culture
We are honored and proud to have a long track record of being named an employer of choice. The following awards represent a recognition of the strong culture we have built at Bright Horizons and the programs and benefits we offer to our employees. These honors are awarded based largely on employee responses to surveys.
•2025 “Best Places to Work” by the Boston Business Journal
•2025 America’s Greatest Workplaces for Inclusion & Diversity by Newsweek
•2025 “Best Workplaces” in the United Kingdom by the Great Place to Work Institute
•2025 “Best Workplaces for Women” by the Great Place to Work Institute in the United Kingdom
•2025 “Best Workplaces for Development” by the Great Place to Work Institute in the United Kingdom
•2025 “Best Workplaces for Wellbeing” by the Great Place to Work Institute in the United Kingdom
•2025 “Best Workplaces in Education and Training” by the Great Place to Work Institute in the United Kingdom
•2025 “Best Workplaces for Women” in the Netherlands by the Great Place to Work Institute

Intellectual Property
We believe our brand, name and logo have significant value to our operations. We own and use various registered and unregistered trademarks covering the names Bright Horizons® and Bright Horizons Family Solutions®, our logo, and a number of other names, slogans and designs in the United States and abroad. We frequently license the use of our registered trademarks to our clients in connection with the use of our services, subject to customary restrictions. We protect our trademarks by registering the marks in a variety of countries and geographic areas, including the United States, the United Kingdom, the European Union, Australia, New Zealand, India, and other countries in Asia. These registrations are subject to varying terms and renewal options. However, not all of the trademarks or service marks have been registered in all of the countries in which we do business, and we are aware of persons using similar marks in certain countries in which we operate. Meanwhile, we monitor our trademarks and vigorously oppose the infringement of any of our registered marks as appropriate. We do not hold any patents. We hold copyright registrations for certain materials that are important to the operation of our business, and we generally rely on common law protection for other copyrighted works. We enter into agreements with our employees and other parties with which we do business to limit access to, and disclosure of, our technology and other proprietary information. We also license some intellectual property from third parties for use in our business and such licenses are not individually or in the aggregate material to our business.
Regulatory Matters
Our business operates in multiple jurisdictions, and we are subject to various national and regional laws, rules and regulations, including labor, licensing, health, fire and safety, and data privacy requirements and standards. Some of the laws and regulations that govern our operations include but are not limited to:
•consumer protection laws;
•labor and employment laws, including wage and hour laws;
•licensing and child care specific regulations;
•tax laws or interpretations thereof;
•data protection, privacy and security laws and regulations; and,
•environmental, building and fire code, public health, and safety laws and regulations.
The following discussion highlights our key areas of focus. For a discussion of the risks associated with the laws and regulations that may materially impact us, please see the section entitled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
Child Care Center Licensing
The laws and regulations relating to the provision of child care vary between jurisdictions and are numerous and complex. In most jurisdictions where we operate, our child care centers are required by law to meet a variety of operational requirements, including minimum qualifications and background checks for our center personnel as well as teacher-to-child ratios and various labor, licensing, and health, fire and safety regulations. In the U.S., the licensing and operation of child care centers are regulated at the state and local level. In the U.K., we are regulated by OFSTED in England and the Care Inspectorate in Scotland. In the Netherlands, child care center licenses are issued by the National Childcare Register (Landelijk Register Kinderopvang) and centers are regulated by the Ministry of Social Affairs and Employment with inspections carried out by the GGD (Municipal Health Service). Australia is regulated by the ACECQA and, in India, centers fall under local municipalities and state government licensing bodies. We believe that our centers and operations comply in all material respects with all applicable laws and regulations.
Safeguarding Practices
The safety and well-being of children and staff is our top priority and our most important responsibility. Safeguarding begins with hiring and screening practices, including background checks that meet or exceed regulatory requirements and reference checks. Our onboarding programs include mandatory training for all center staff during their first 100 days and continued training throughout their employment on safeguarding practices, including positive guidance and mandated reporting. Our early education and child care centers are guided by extensive safeguarding policies and procedures that establish protocols for the safe and appropriate care of children, including infant/child first aid and CPR, safe sleep practice and other critical aspects of care to ensure that centers meet or exceed all mandated licensing standards. These policies and procedures are reviewed and updated regularly by a team of internal experts to incorporate best practices and learnings from our operations. Self-reporting is a core principle of our operations and our “see/sense something, say something” approach encourages staff to report any concerns. We further augment our safeguarding practices with classroom observations, including unannounced visits, as well as regular quality and health and safety audits and we maintain an open-door policy for any family who would like to visit their child’s classroom or speak to center leadership. In the U.S., our proprietary We Care system supports proper supervision of children and documents the transitions of children to and from the care of teachers and parents or to and from classrooms. Similarly, in our other jurisdictions, we have procedures designed to support the tracking and movement of children.

We aim to engage high-quality caregivers as part of the Bright Horizons back-up care network and require the center and in-home care providers that participate in our network to meet our standards of quality and safety. Providers in our back-up care network are required to comply, and remain compliant, with the requirements of state and local regulatory agencies and are selected and screened for their capability to provide high-quality care. We require our providers to meet a variety of specific requirements, including recruitment screening, reference checks, and background checks as well as to conduct regular training. Additionally, we provide ongoing oversight and monitoring of our back-up care services through regular audits, customer and family surveys and user feedback. Feedback received helps inform new or additional trainings, system improvements and policy or process enhancements to help ensure the ongoing health and safety of the children and adults in our care.
Classroom Health and Safety Practices
We adhere to rigorous health and hygiene practices in our early education and child care centers. Our protocols were developed in consideration of state and local public health guidelines and, in the U.S., in partnership with medical professionals and experts that specialize in pediatric infectious diseases. We adhere to all public health regulations and licensing requirements regarding child immunizations and other health practices required to maintain a healthy center environment. We maintain policies around the safe handling of food and medications, managing illness, allergies and health emergencies. Our health and safety team is dedicated to supporting our operations to ensure compliance with our policies and practices, and to ensure that we set high standards for health and hygiene.
We also employ a variety of security measures at our centers, including secure electronic access systems and teacher training on emergency response. Many of our centers are purpose built and designed with open concepts to help ensure the health and safety of children and to minimize the risk of injury to children by incorporating features such as child-sized amenities, rounded corners on furniture and fixtures, age-appropriate toys and equipment and cushioned fall zones surrounding play structures. Staff are trained in emergency preparedness, and we conduct regular disaster drills to ensure children and staff are kept safe and supported during an emergency situation.
Environmental
Our operations, including the selection and development of the properties that we lease or own, and any construction or improvements that we make at those locations, are subject to a variety of national and local laws and regulations, including building and fire code, environmental, zoning and land use requirements. In addition, we have a practice of conducting site evaluations on constructed or renovated properties that we own or lease. We have no known material environmental liabilities at this time. In addition, we comply with new and changing environmental and climate legislation and regulations in the jurisdictions in which we operate.
Data Protection, Privacy and Security
As part of our normal business activities, we collect, use, store, process and transmit personal information with respect to our clients, children, families and employees. Such activities are subject to a variety of state and national laws, rules, and regulations in each of the jurisdictions in which we operate. We will continue to comply with new and changing laws and regulations, including increasingly rigorous requirements related to data protection, privacy and security.
Facilities
Our early education and child care centers vary in location as well as design and capacity in accordance with industry standards and local regulatory requirements. Our North American early education and child care centers typically have an average capacity of approximately 130 children, and our locations outside North America have an average capacity of approximately 90 children. As of December 31, 2025, our early education and child care centers had a total licensed capacity of approximately 115,000 children, with the smallest center having a capacity of 20 children and the largest having a capacity of approximately 500 children.
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
Our business strategy largely depends on employers recognizing the value of providing employees with child care, dependent back-up care, workforce education, and other workplace solutions as a fundamental employee benefit strategy. The number of employers that view such services as cost-effective or beneficial to their workforce may not continue to grow at the levels we anticipate or may diminish. In addition, changes in workplace locations or workforce demographic trends, including the number of dual working parent or working single parent families in the workforce, and the number of children requiring care, may impact the demand for our services from parents and families. Work-from-home or hybrid work options may also shift demand away from locations where we currently offer services resulting in center closures or potential impairments. Such changes could materially and adversely affect our business and operating results.

Even as employers recognize the value of our services, demand may be adversely affected by general economic conditions. Uncertainty or a deterioration in economic conditions, including global inflationary pressures impacting our clients and customers, or increased business expenses, such as those relating to changes to trade policy, including tariff regulation, could lead to reduced demand for our services as employer clients may reduce or eliminate their sponsorship of work and family services due to budget priorities, and prospective clients may not commit resources to such services. Families may also decrease or discontinue the use of our child care services due to cost, convenience, reputation or other external factors. A reduction in the size of an employer’s workforce or an increase in the cost of employer subsidies could negatively impact the demand for our services and result in reduced enrollment, failure of our employer clients to renew their contracts or center closures. Additionally, we may not be able to increase the price for our services at a rate consistent with increases in our operating costs. If demand for our services were to decrease, it could disrupt our operations and have a material adverse effect on our business and operating results.
Because our success depends substantially on the value of our brands and reputation as a provider of choice, adverse publicity or negative perceptions about our business could impact the demand for our services.
Our reputation and brand are critical to our business. Adverse publicity concerning incidents or allegations of inappropriate, illegal or harmful acts to a child at any child care center or by a caregiver or through a third party provider, whether or not directly relating to or involving Bright Horizons, could result in decreased enrollment at our child care centers or use of back-up care, termination of existing corporate relationships, inability to attract new corporate relationships, or increased insurance costs, all of which could adversely affect our operations. Brand value and our reputation can be severely damaged even by isolated incidents, particularly if they receive considerable negative publicity, such as recent incidents in both the U.S. and U.K. involving allegations of mistreatment and abuse of children by former employees. In addition, these incidents, including allegations of abuse or mistreatment, may undermine perceptions of the high-quality care that we aim to provide to children and families and have currently, and may in the future, lead to increased regulatory review and oversight, and clients seeking to curtail or terminate our services. Such incidents have, and may in the future, result in substantial litigation or the suspension or revocation of child care licenses. Despite safeguarding practices, including trainings and policies, background checks and screening, oversight and technology, we may not be effective in preventing or detecting incidents in our centers. These incidents can arise from events that are beyond our ability to control (notwithstanding the safeguarding practices in place), such as instances of abuse or actions taken (or not taken) by one or more center managers, teachers, or caregivers relating to the health, safety or welfare of children in our care. The proliferation of social media may increase the likelihood, speed, and magnitude of these negative brand and reputation events. In addition, from time to time, customers and others make claims and take legal action against us and they may adversely affect our reputation and the demand for our services. Such demand could also diminish significantly if any such incidents or other matters erode general confidence in us or our services, which would likely result in lower sales, and could materially and adversely affect our business and operating results.
Any reputational damage, including as a result of the foregoing, could have a material adverse effect on our brand value and our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Our continued profitability depends on our ability to recover our increased costs, such as labor and related costs, through tuition increases and client contract terms and managing our real estate portfolio in a cost-effective manner.
Hiring and retaining key employees and qualified personnel, including teachers, is critical to our business and labor costs are our largest expense. Because we are primarily a service business, inflationary factors and regulatory changes that contribute to wage and benefits cost increases result in significant increases in the cost of running our business. We expect to pay employees above applicable minimum wage rates, and increases in the statutory minimum wage rates or statutory leave requirements could result in a corresponding increase in the wages and benefits we pay to our employees. Additionally, competition for teachers and staff, and costs associated with hiring, compensating, retaining, and training employees could result in significant cost increases, including medical benefit costs and costs to enhance employee compensation and benefit programs as an incentive and retentive tool. Our success depends on our ability to continue to pass along these costs and to control costs while meeting our changing labor needs. In the event that we cannot increase the price for our services to cover these higher wage and benefit costs without reducing customer demand for our services, our margins could be adversely affected, which could have a material adverse effect on our financial condition and results of operations as well as our growth.
Real estate and related costs are our second largest expense. If we are not able to negotiate or renew our existing center leases at attractive rental rates, we risk a significant increase in rental costs, impairment of asset values and/or closures of centers. As a result of ongoing portfolio reviews to align our operations with evolving customer needs and demand, we may seek to further downsize, consolidate, reconfigure or close some of our locations, which in some cases requires the termination of or a modification to an existing center lease. Failure to secure adequate new locations or successfully terminate or modify existing leases, or failure to effectively manage rent cost, could have a material adverse effect on our business, financial condition and results of operations.

Changes in our relationships with employer sponsors or failure to anticipate and respond to changing client and customer (families, adult learners or client employees) preferences and expectations or develop new customer-oriented services may affect our operating results.
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
Additionally, our continued success depends on our ability to convert and retain new and existing clients, cross-sell to existing clients, and our ability to develop new consumer-oriented strategies or services to accommodate changing client, learner, or parent expectations and preferences around our services or service delivery. Our future success depends on our ability to meet the evolving needs and expectations of our customers, including enhancing our existing services and technology, and building and maintaining a high-quality experience across all lines of business and geographies. Obsolete processes and/or skill gaps, a failure to innovate through technology or a failure to scale innovation could impede our ability to meet new or changing customer demands. Additionally, client unwillingness to adopt new technology enhancements that we develop and adopt to support our service delivery, including AI-driven technology, could impact our return on investment. Failure to meet these needs may result in client loss and reduced demand and could have a material impact on our financial results.
If we or our third-party vendors are subject to cyber-attacks, data breaches or other security incidents, or if there is a disruption or failure of our information technology systems or software, such events could expose us to liability and could adversely affect our financial condition and operating results.
As part of our business, we collect, process, use, and store sensitive data and certain personal information from our clients, the families and children we serve, and our employees. We also utilize third-party vendors and electronic payment methods to process and store some of this information, including credit card information. Our business relies on information technology networks and systems to store this data, process financial and personal information, manage a variety of business processes, and comply with regulatory, legal and tax requirements. We are also highly dependent on information technology for the coordination and delivery of our services. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties. The information technology networks and systems owned, operated, controlled, or used by us or our third-party vendors may be vulnerable to, among other things, damage, disruptions or shutdowns, software or hardware vulnerabilities, data breaches, cybersecurity incidents, failures during the process of upgrading or replacing software or databases or components thereof, power outages, natural disasters, hardware failures, attacks by computer hackers, telecommunication failures, user errors, user malfeasance, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, extortion attempts, distributed denial-of-service attacks, brute force attacks, robocalls, and other real or perceived cybersecurity-attacks or catastrophic events, all of which may not be prevented by our efforts to secure our networks and systems. Security incidents can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party vendors or their personnel, or other parties. Security incidents are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. As we have seen with such incidents in the past, any of these incidents could lead to interruptions or shutdowns of our platforms, disruptions in our ability to process service requests, limit our ability to access data, result in the loss or corruption of data, or unauthorized access to, or acquisition of, personal information or other sensitive information, such as our intellectual property. While we and our vendors maintain policies and practices, operational safeguards, as well as measures and controls aimed at reducing our risks related to cybersecurity threats, none of our or our vendors’ security measures can provide absolute security. We and our vendors may not anticipate, detect, or implement fully effective preventative measures against all cybersecurity threats particularly because the techniques used are increasingly sophisticated tools and constantly evolving. For example, as artificial intelligence (AI) continues to evolve, cyber-attackers are increasingly using AI to develop malicious code and sophisticated phishing attempts. As a result, there can be no assurance that we or our vendors will not suffer a cybersecurity incident, that hackers or other unauthorized parties will not gain access to or exfiltrate personal information or other sensitive data, or that any such data compromise or unauthorized access will be discovered in a timely fashion.

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
Failure of our systems to operate effectively or a compromise in the security of our systems, or the systems of our affiliates or other third-party that results in unauthorized persons or entities obtaining personal data or other sensitive information, could materially and adversely affect our reputation, operations, operating results, and financial condition. Actual or anticipated cybersecurity threats and attacks have and may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, pay higher insurance premiums, and engage third-party specialists for additional services. Breaches in our data security, those of our affiliates or other third-parties, have and may expose us to risks of data loss, inappropriate disclosure of confidential or proprietary information, potential claims, investigations, regulatory proceedings, litigation penalties and liability, could impede our processing of transactions and our financial reporting, and could result in a disruption of our operations. In addition, we have and may incur other substantial costs in connection with remediating and otherwise responding to any cybersecurity incident, including potential liability for stolen client, customer, or employee data, repairing system damage, or providing credit monitoring or other benefits to clients, customers, or employees affected by the incident. Additionally, if we or our third-party service providers experience security incidents that result in a decline in the performance of our systems, availability problems, or the loss, corruption of, unauthorized access to, or disclosure of personal data or confidential information, clients or individuals may become unwilling to provide us the information necessary to receive our services, and our reputation and market position could be harmed. Existing customers may also decrease their use of our services or cease using our services altogether. The impacts of these security threats, incidents, and other disruptions are difficult to predict. Our insurance coverage for such security threats, incidents, and other disruptions may not be adequate to cover all related costs, and we may not otherwise be fully indemnified for them. This may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.
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
A variety of laws, regulations, industry self-regulatory principles, industry standards or codes of conduct and regulatory guidance relating to privacy, data protection, AI, marketing and advertising, selling and sharing, and consumer protection apply to the collection, use, retention, protection, disclosure, transfer, and other processing of certain types of data. As the regulatory environment related to privacy, data collection and protection, AI, information security, marketing and advertising, selling and sharing, and consumer protection becomes increasingly rigorous, with new and changing requirements applicable to our business, compliance with such requirements could impose significant limitations, require changes to our business, or restrict our use or storage of personal data, which may increase our compliance expenses and make our business more costly or less efficient to conduct. For example, we are subject to various privacy laws in the United States, United Kingdom, European Union, Australia and India, which give data privacy rights to their respective residents and/or impose significant obligations on controllers and processors of personal data. Failure to comply with such regulations could result in enforcement actions, significant fines, penalties, and damages which could materially and adversely affect our business and financial condition. We are also subject to evolving privacy laws on the use of AI, certain categories of personal data (such as but not limited to child, medical, financial, and biometric), “cookies” and other similar tracking technologies. In relation to “cookies” and other similar tracking technologies, many countries have adopted, or are in the process of adopting, regulations governing the use of cookies and similar technologies, and requiring individuals to “opt-in” to the placement of cookies used for purposes of marketing. In addition, some regulations and providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies, to block other tracking technologies or to require new permissions from users for certain activities, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. The regulation of the use of cookies and other online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.

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
Our revenue and results of operations fluctuate with the seasonal demands for child care and the other services we provide. Revenue in our child care centers typically declines during the third quarter due to decreased enrollments over the summer months as families withdraw children for vacations and older children transition into elementary schools. In addition, use of our back-up care services tends to be higher when school is not in session and during holiday periods, which can increase the operating costs of the program and impact results of operations. We may be unable to adjust our expenses on a short-term basis to minimize the effect of these fluctuations in revenue. Our quarterly results of operations may also fluctuate based on the number and timing of child care center openings and/or closings, the timing of new client service launches, increases and decreases in back-up care use, acquisitions, the performance of new and existing early education and child care centers, the contractual arrangements under which child care centers are operated and back-up care delivered, the change in the mix of such contractual arrangements, competitive factors and general economic conditions. The inability of existing child care centers to maintain their current enrollment levels and profitability, the failure of newly opened child care centers to contribute to profitability, the failure of clients’ employees to adopt or utilize back-up care, and the failure to maintain and grow our other services could result in additional fluctuations in our future operating results on a quarterly or annual basis.
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

We may not successfully incorporate AI into our business or adapt to a rapidly changing marketplace to meet client needs and expectations and compete in our business sector.
As new advanced technologies become available in the market, we may look to make investments in AI technologies to, among other things, recommend relevant content across our products, enhance our advertising tools, develop new products, develop new and enhanced features for existing services or use AI within our classroom settings. Our use, access and adoption of advanced technology, including AI, to deliver, market and enhance our suite of services remains in the early stages. Our competitors may be able to innovate better and more quickly, to compete more effectively on quality and user experience, and we may be unable to effectively compete with the services offered by our competitors causing us to lose business and profitability. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business. AI-related changes to our services may affect our customers’ expectations and requirements in ways we cannot adequately anticipate or adapt to, causing our business to lose market share or the ability to operate cost-effectively. Our adoption and use of new technologies, including AI, will be subject to legal and regulatory requirements that will continue to evolve over the next several years, creating risk and uncertainties around how AI-based capabilities can be used to support our business practices and services. Further, certain clients may choose to restrict the use of AI in our services, which would limit our ability to employ AI capabilities as intended.
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
In addition, borrowings under our senior secured credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher interest service requirements, which could adversely affect our cash flows and impact future earnings. While we have entered into interest rate cap agreements to limit our exposure to higher interest rates on a portion of our debt, these agreements have expiration dates in 2026 and 2027. While we may enter into additional agreements in the future, our current and any future agreements may not offer complete protection from interest rate fluctuations and may carry additional risks. For information regarding our sensitivity to changes in interest rates, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.
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
In recent years, a substantial portion of the workforce, including parents of children at our centers, transitioned from working in traditional office environments to working in “virtual” or “home” offices or in hybrid roles, including in our primary markets of the United States, United Kingdom, Australia, and the Netherlands. While some employers have since required employees return to traditional office environments, this can vary by geography and some employers have permanently transitioned all or a portion of their workforce to a remote or to a hybrid model. While working parents continue to need child care regardless of their work location, there are no assurances that parents who work from home or in a hybrid model will continue to use our centers or use our centers on a full-time basis. A shift in workplace demographics where employees work from home on a part- or full-time basis, has and may in the future, reduce demand for center-based child care or demand for specific center locations and impact enrollment as well as other service offerings and result in center closures. We may be unable to successfully meet changed client and parent demands and needs around center locations or center availability on a cost effective basis, which may have a material adverse effect on our business or results of operations and result in future center closures or potential impairments.
The growth of our business may be adversely affected if we do not implement our growth strategies and initiatives successfully or if we are unable to manage our growth or operations effectively.
We have expanded and are continuing to expand our operations, suite of services and client relationships, which has placed, and will continue to place, significant demands on our management and our operational, human resources, information technology and financial infrastructure. Additionally, our ability to grow in the future will depend on a number of factors, including the ability to develop and expand new and existing client relationships, to continue to provide and expand high-quality services, to hire and train qualified personnel, to expand and grow in existing and future markets, to develop and operationalize new service offerings, and to sustain operational excellence and efficiencies across all lines of business. Achieving and sustaining growth requires the successful execution of our growth strategies, which may require the implementation of enhancements to customer-facing, operational and financial systems, expanded sales and marketing capacity, continuous updates to technology, such as those related to AI, improvements to processes and systems, and additional or new organizational resources. Given these challenges, we may be unable to manage our expanding operations, and the associated costs, effectively, or to maintain our growth, which could have a material adverse effect on our business or results of operations.
Acquisitions present many risks and may disrupt our operations. We also may not realize the financial and strategic goals that were contemplated at the time of the transaction.
Acquisitions are a part of our growth strategy, and we have made, and intend to continue to make, acquisitions to add centers, clients, new service offerings and complementary companies, products, or technologies and, from time to time, may enter into other strategic transactions such as investments and joint ventures. Acquisitions involve numerous risks, including potential difficulties in the integration of acquired operations, such as bringing new centers through the re-licensing or accreditation processes, retaining families and enrollment, successfully implementing our curriculum programs, integration of systems and technology, diversion of management’s attention and resources in connection with an acquisition and its integration, loss of key employees or key contract arrangements of the acquired operations, and failure of acquired operations to effectively and timely adopt our internal control processes and other policies. Additionally, the acquisition of new service offerings or emerging services may present operational and integration challenges, particularly with respect to companies that have significant or complex operations or that provide services where we do not have significant prior experience. With any acquisition, the financial and strategic goals that were contemplated at the time of the transaction may not be realized due to increased costs, undisclosed liabilities not covered by insurance or by the terms of the acquisition, write-offs or impairment charges relating to goodwill and other intangible assets, and other unexpected integration costs. We also may not have success in identifying, executing and integrating acquisitions in the future. The occurrence of any of these risks could have an impact on our business, results of operation, financial condition or cash flows, particularly in the event of a larger acquisition or concurrent acquisitions. For information on our acquisition growth strategy, see Item 1, “Business — Our Growth Strategy.”

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
In our back-up care and educational advisory services segments, we face competition from existing providers and new entrants into the market. We believe our ability to compete in these markets is dependent on prices for services, quality and timeliness of service delivery, service offerings, our ability to fill back-up care requests and meet use demands, our digital platforms and overall user experience. However, competitors are seeking to provide alternative offerings and pricing strategies in these markets that may be more attractive to current and potential clients. If we are unable to maintain our competitive advantage, our growth could be adversely impacted and our future operating results negatively impacted.
Governmental child care benefit programs could reduce the demand for our services or impact our revenue and profitability.
National, state or local child care benefit programs comprised primarily of subsidies in the form of tax credits or other direct government financial aid to parents may provide us opportunities for expansion in additional markets. However, a broad-based benefit with governmentally mandated or funded child care or preschool, such as universal pre-K, could reduce the demand for early care services at our existing early education and child care centers due to the availability of lower cost care alternatives, or could place downward pressure on the tuition and fees we charge, which could adversely affect our revenues and results of operations. Some states and local jurisdictions currently offer universal pre-K or preschool programs in which we may or may not participate as a service provider and are looking to expand these programs. If these programs were to significantly expand in new or current markets, or our participation were constrained by access, program limitations or insufficient funding, it could have an adverse effect on our business, financial condition or results of operations. While we receive limited government support, any reduction at the federal, state and local level, including as a result of changes in government policies, priorities or programs, such as grants and other subsidies, could further impact our results of operations.
Additionally, changes in government support programs in our international jurisdictions, such as the reduction of government-funded tuition subsidies, or legislation aimed at the cost of child care, such as tuition caps, could reduce the demand for our services in these markets or reduce revenue, adversely impacting our results of operations.
Litigation, Insurance, Tax and Regulatory Risks
Our business activities subject us to litigation and regulatory risks that may lead to significant reputational damage, monetary damages and other remedies and increase our litigation expense.
Because of the nature of our business, we are subject to claims and litigation and may be subject to future claims, including unasserted claims and matters, alleging negligence, inadequate supervision, illegal, inappropriate or abusive behavior, health and safety failures, or other grounds for liability arising from injuries or other harm to the people we serve, primarily children. Such claims, allegations and lawsuits could result in increased licensing oversight and/or lead to regulatory investigation, such as the Child Safeguarding Practice Review, currently underway in the U.K. related to recent incidents involving a former employee, and may negatively affect our insurance programs. Additionally, we are, and in the future may be, subject to employee claims based on, among other things, discrimination, harassment or wrongful termination.
Any of the foregoing could result in damages and other costs that our insurance may be inadequate to cover, may inhibit our ability to purchase adequate insurance coverages, may increase future insurance premium costs, or may result in licensing suspensions or revocation. In addition to diverting our management resources, such allegations have resulted and, in the future may result in publicity that may materially and adversely affect us, our brands, our reputation and client and family demand for our services, regardless of the validity of any such allegations. Any such claims, allegations, lawsuits, regulatory action or the publicity resulting from these claims may have a material adverse effect on our business, reputation, results of operations and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for our services from employer sponsors and families.

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
We currently maintain the following key types of commercial insurance policies: workers’ compensation, commercial general liability (including coverage for sexual and physical abuse, and student accident coverage), professional liability, automobile liability, excess and “umbrella” liability, commercial property coverage, employment practices liability, commercial crime coverage, fiduciary liability, privacy breach/cyber liability and directors’ and officers’ liability. A portion of our general liability coverage is provided by our wholly-owned captive insurance company. These policies are subject to various limitations, exclusions and deductibles and certain claims may not be covered by such policies and/or exceed policy limits. There is no assurance that our insurance, particularly coverage for sexual and physical abuse, will adequately cover our claims or damages, or continue to be readily available to us in the form or amounts we have been able to obtain in the past. As a consequence of our insurance claims experience, changes in the insurance or reinsurance markets, or other conditions affecting the availability of traditional insurance products to us, our insurance premiums could materially increase, we may increase or expand the coverages or limits purchased by our wholly-owned captive insurance company, or we may obtain other risk management or insurance program alternatives, all of which could increase costs and materially and adversely affect our business and operating results.
Changes in laws and regulations could impact the way we conduct business and increased government and regulatory oversight of the child care and early education industry may result in operational and licensing changes that could adversely affect our results of operations.
Our early education and child care centers, back-up care, and educational advisory services are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other areas, the adequacy of buildings and equipment, licensed capacity, teacher-to-child ratios, educational qualifications and training of staff, record keeping, dietary program, daily curriculum, hiring practices, and compliance with federal and local labor laws and regulations, health and safety standards and requirements, and data privacy statutes. In addition to costs associated with compliance and changing laws and regulations in the jurisdictions in which we operate, failure to comply with applicable regulations and requirements could subject us to governmental sanctions, which can include fines, corrective orders, probation or, in more serious cases, suspension or revocation of one or more of our child care centers’ licenses to operate, and could require significant expenditures to bring those centers into compliance. Additionally, in the U.K., our license to operate our child care centers is regulated nationally and therefore the risk of suspension or revocation exists at both a center and a country-wide level. We are, and in the future may be, subject to statutory and regulatory review regarding child safety and safeguarding, such as the Child Safeguarding Practice Review underway in the U.K., which may result in increased inspections of our centers, impacts on client and family demand for our services, the suspension or revocation of our licenses to operate and negative publicity that could materially impact our business. There is an increased focus in some of the jurisdictions in which we operate on safety and safeguarding in the child care industry which may result in new regulations and industry-wide operational changes impacting the broader sector as well as potential heightened scrutiny on government funding and support programs for the industry. Additionally, changes in federal, state and local legislation or regulations regarding human capital management could increase compliance costs and obligations, impede our ability to recruit and retain talent, or our brand or reputation may be harmed.
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
We are also subject to inherent risks attributed to operating in a global economy. As of December 31, 2025, we had 413 centers located in four foreign countries - the United Kingdom, the Netherlands, Australia and India. If the international markets in which we compete are affected by changes in political, social, legal, economic, or other factors, such as adverse global economic conditions, including slower growth or recession, higher interest rates, and foreign currency exchange rate fluctuations, our business and operating results may be materially and adversely affected. Our international operations may subject us to additional risks that differ in each country in which we operate, and such risks may negatively affect our results. The factors impacting the international markets in which we operate may include changes in laws and regulations affecting the operation of child care centers, increased regulatory oversight of the child care and early education industry, reduced, decreased or capped parent or tuition subsidies or other government financial support, the imposition of restrictions on currency conversion or the transfer of funds, or increases in the taxes paid and other changes in applicable tax laws.
Our business is exposed to fluctuations in foreign currency exchange rates, which could adversely impact our results.
As a global company, we conduct our business in a variety of markets and are therefore subject to market risk for changes in foreign currency exchange rates. Instability in European and other financial markets, or other geopolitical events, such as adverse global economic conditions, could cause fluctuations in exchange rates that may adversely affect our revenues and net earnings. Approximately 29% of our revenue was generated outside North America in 2025. While most of our revenues, costs and debts are denominated in U.S. dollars, revenues and costs from our operations outside of the United States are denominated in the currency of the country in which the services are provided, and these currencies could become less valuable as a result of exchange rate fluctuations. Such changes in foreign currency exchange rates could materially and adversely affect our business and operating results.
Market Related Risks
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
On June 3, 2025, our board of directors authorized a share repurchase program under which up to $500 million of our outstanding common stock may be repurchased, of which $329.4 million remained available as of December 31, 2025. Although our board of directors has authorized the share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Stock may be purchased from time to time, in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities law, including under Rule 10b5-1 plans or accelerated share repurchase programs. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our share repurchase program could affect the market price of our common stock or increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock and short-term stock price fluctuations could reduce the program’s effectiveness.

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
•impairments;
•suspension or revocation of child care center licenses;
•negative publicity resulting from allegations or claims;
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
Pursuant to our certificate of incorporation, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options or vesting of restricted stock units, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.
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
Our IT department and Information Security Office, supported by our Global Privacy Officer, regularly evaluate cybersecurity risks. Cybersecurity risks are considered within our ERM framework, which are assigned risk owners to develop and manage mitigation programs. Our annual ERM program is reviewed and overseen by the Audit Committee and is presented to the Board annually. We maintain an internal Privacy and Security Steering Committee, co-chaired by our CISO and Global Privacy Officer and made up of members from IT, legal, privacy and international operations, which is tasked with review of, and oversight over, our privacy and data security programs, policies and strategy. Our Governance, Risk and Compliance Committee, made up of members of legal, operations, human resources and Internal Audit as well as our CISO, provides additional support for ERM assessment and governance by monitoring our ERM program, and engaging with compliance functions across the organization to identify gaps, support corrective action plans and promote best practices. Our internal control over financial reporting, including key business process controls and IT general controls, are reviewed and tested by our Internal Audit function annually.
Assessment, Identification and Mitigation of Cybersecurity Threat Risk
Our cybersecurity threat strategy is based on prevention, detection and mitigation using layered defenses, continuous assessment, monitoring through logging and correlation, vulnerability scans, cyber threat intelligence, end-point detection and response (EDR), and regular defense testing through simulations, penetration tests and table top exercises. While our cybersecurity policies, practices and programs may vary by location or by service line, our overall cybersecurity management program is based on the ISO 27001 standard. Our Information Security Office regularly monitors alerts and threat levels, trends, industry best practices, and remediation efforts, conducts post-incident reviews, conducts maturity testing to assess our processes and procedures and the threat landscape, reviews our operational policies and procedures, and conducts an annual risk assessment as described above. We believe that these steps are useful tools in identifying and assessing risks, giving our team key information and insights used to manage those risks to help protect our clients, families, employees, vendors, stockholders, and our data and intellectual property.
Depending on their role, employees are required to complete a cybersecurity training annually and we also require employees in certain other roles to complete additional role-based, specialized cybersecurity trainings. We have a set of policies and procedures addressing information security concerns governed by our Written Information Security Program (WISP), other policies that directly or indirectly relate to cybersecurity, such as encryption standards, antivirus protection, remote access, multi-factor authentication, confidential information as well as policies related to the use of the internet, social media, email and electronic devices. These policies go through an internal review process and are approved by our internal Policy Board or Privacy and Security Steering Committee. We currently maintain a System and Organization Controls (“SOC”) Type 2 report for material applications and ISO 27001, ISO 27701 and ISO 22301 certifications for the United States and United Kingdom. Annually, our Internal Audit function conducts a security audit in accordance with the ISO 27001 standard.
Third parties also play a role in our cybersecurity risk management and strategy. We maintain relationships with third-party cybersecurity incident response teams to assist in the management of cybersecurity threats. We also engage and rely on third-party cyber and information security providers for cybersecurity applications and infrastructure to protect our network, systems and data.
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

Oversight of Third-Party Providers
When engaging with third-party providers or suppliers with access to our network, systems or data or a third party providing cybersecurity support or infrastructure, we assess and evaluate their cybersecurity and disaster recovery preparedness. Depending on location and level of access to data, vendors complete an information security questionnaire and/or provide an independent information security audit report and, for vendors unable to provide such audit reports, we take additional steps to assess their cybersecurity preparedness. We also include security and privacy addenda in our supplier contracts when applicable. Our assessment of cybersecurity threats associated with our third-party providers is part of our overall cybersecurity risk management framework, and certain vendors are assessed for security, privacy and AI (if applicable) risks, and are assigned an assessment cadence based on their access and risk profile. Certain critical vendors are continuously monitored using a third-party monitoring software.
Impact of Cyber Risk on our Business
We face a number of cybersecurity risks in connection with our business. We continue to invest in the security and strength of our networks and to enhance our internal controls and processes, which are designed to help protect our systems, infrastructure, and data. To date, risks from cybersecurity threats, including previous cybersecurity incidents, have not materially affected our business strategy, results of operations or financial condition. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For more information regarding the risks we face from cybersecurity threats, please see Item 1A, “Risk Factors.”
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
As of December 31, 2025, we operated 1,010 early education and child care centers across the United States, and in the United Kingdom, the Netherlands, Australia and India, of which 119 were owned, with the remaining centers being operated under operating leases or service agreements. Leases typically have initial terms ranging from 10 to 15 years, generally with renewal options.
The following table summarizes the locations of our early education and child care centers as of December 31, 2025:

Location	Number of Centers
United States	597
United Kingdom	263
Australia	78
Netherlands	70
India	2
1,010
We believe that our properties are generally in good condition, are adequate for our operations, and meet or exceed the regulatory requirements for health, safety and child care licensing established by the governments where they are located.
Item 3. Legal Proceedings
We are, from time to time, subject to claims, suits, and matters arising in the ordinary course of business. Such claims have in the past generally been covered by insurance. A portion of our general liability coverage is provided by our wholly-owned captive insurance company. There can be no assurance that our insurance coverage will be adequate to cover all liabilities that may arise out of claims or matters brought against us. We believe the resolution of such legal matters will not have a material adverse effect on our financial position, results of operations, or cash flows, although we cannot predict the ultimate outcome of any such actions. Refer to Note 19, Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
Set forth below is certain information about our executive officers. Ages are as of December 31, 2025.
Stephen H. Kramer, age 55, has served as Chief Executive Officer and a director of the Company since January 2018 and as President of the Company since January 2016. Mr. Kramer served as the Chief Development Officer from January 2014 until January 2016 and as Senior Vice President, Strategic Growth & Global Operations from January 2010 until December 2013. He served as Managing Director, United Kingdom from January 2008 until December 2009. He joined Bright Horizons in September 2006 through the acquisition of College Coach, which he co-founded and led for eight years. Mr. Kramer currently serves on the board of directors of Domino's Pizza, Inc. (NASDAQ: DPZ) and as a member of their Audit Committee and Compensation and Human Capital Committee.
Elizabeth J. Boland, age 66, has served as Chief Financial Officer of the Company since June 1999. Ms. Boland joined Bright Horizons in September 1997 and served as Chief Financial Officer and, subsequent to the merger between Bright Horizons and Corporate Family Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. She served as Treasurer from October 2016 until September 2020 and again between December 2023 and July 2024. Prior to joining Bright Horizons, Ms. Boland served as Chief Financial Officer and Vice President-Finance at various companies. From 1981 to 1990, Ms. Boland worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager. Ms. Boland served as a member of the Board of The Children’s Place, Inc. (Nasdaq: PLCE) from May 2019 to February 2024, having served on the Audit Committee from May 2019 to May 2023 and on the Compensation Committee from May 2023 to February 2024.
Mary Lou Burke Afonso, age 61, has served as Chief Operating Officer, North America Center Operations of the Company since January 2016 and is a 30-year veteran of the Company. Ms. Burke Afonso served as the Company’s Executive Vice President of North America Center Operations from January 2014 until December 2015 and, from January 2005 to December 2013, she served as Senior Vice President, Client Relations. Throughout her tenure, she has also held other leadership positions in Finance, Center Operations, Business Operations, Client Relations, and College Coach.  Prior to joining Bright Horizons in 1995, Ms. Burke Afonso served as the controller for BOSE Corporation in France and worked on the audit staff at Price Waterhouse, LLP in Boston.
John G. Casagrande, age 67, has served as General Counsel of the Company since January 2010 and as Secretary since December 2019. Mr. Casagrande joined Bright Horizons in 2005 as Senior Counsel, Special Projects through the Company’s acquisition of ChildrenFirst, Inc., where he served as its legal counsel for eight years. Mr. Casagrande was employed as an Associate at Palmer and Dodge LLP from 1987 through 1995.
Mandy Berman, age 55, has served as Chief Operating Officer, Back-up Care and Educational Advisory Services since January 2026 and as Chief Operating Officer, Back-up Care and Emerging Care Services from February 2023 to December 2025. Prior to re-joining the Company, Ms. Berman served as Chief Operating Officer of Marathon Health, a leading provider of employer-sponsored health centers nationwide, from September 2020 to January 2023, and Chief Operating Officer of 42 North Dental, a New England-based dental support organization, from March 2019 to August 2020. Previously, Ms. Berman served as Executive Vice President and Chief Administrative Officer of the Company from January 2016 to February 2019. From January 2014 until December 2015, Ms. Berman served as Executive Vice President, Back-up and Global Operations and, from September 2005 to December 2013, she served as Vice President, Back-up Care Operations and then Senior Vice President, Back-up Care Operations. Ms. Berman first joined the Company through the acquisition of ChildrenFirst, Inc. in 2005. Ms. Berman served as a member of the Board of HarborOne Bank (NASDAQ: HONE) from January 2019 until October 2025.
Ros Marshall, age 66, has served as Managing Director, International since July 2022. Ms. Marshall joined the Company as Managing Director, United Kingdom in January 2020. Prior to joining the Company, Ms. Marshall was the Chief Executive Officer of Taaleem from 2013 to 2019, the second largest international school group in the United Arab Emirates. From 2010 to 2013, Ms. Marshall served as Chief Executive Officer of Kidsunlimited Group Limited, which was acquired by Bright Horizons in 2013. Ms. Marshall was awarded an OBE in 2021 for services to Education, the British Council, and the National Children's Orchestra of Great Britain.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
Our common stock is listed on the NYSE under the ticker symbol “BFAM.”
As of February 13, 2026, there were four holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
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
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended December 31, 2025:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares/Units that May Yet Be Purchased Under the Plans or Programs (In thousands) (2) (d)
October 1, 2025 - October 31, 2025	247,639	$100.93	247,639	$423,799
November 1, 2025 - November 30, 2025	519,216	$98.95	519,216	$372,421
December 1, 2025 - December 31, 2025	420,213	$102.31	420,213	$329,429
	1,187,068		1,187,068
(1)The board of directors of the Company authorized a share repurchase program of up to $500 million of the Company’s outstanding common stock effective June 3, 2025. The Company purchased 1,187,068 shares under the board-authorized program during the three months ended December 31, 2025. The share repurchase program has no expiration date. All repurchased shares have been retired.
(2)The number shown represents, as of the end of each period, the approximate dollar value of the Company's outstanding common stock that may yet be purchased under the Company’s publicly announced share repurchase program as described in footnote (1) above. Such shares may be purchased, from time to time, depending on business and market conditions.
Equity Compensation Plans
The following table provides information as of December 31, 2025 with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available For Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,010,276	$136.88	1,037,611
Equity compensation plans not approved by security holders	—	—	—
Total	2,010,276	$136.88	1,037,611
(1)The number of securities includes 773,717 shares that may be issued upon the settlement of restricted stock units and performance restricted stock units. The restricted stock units and performance restricted stock units are excluded from the weighted average exercise price calculation.

Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the total return to stockholders of our common stock for the past five years through December 31, 2025, relative to the total return of the following:
•the New York Stock Exchange Composite Index; and
•the Russell Midcap Growth Index. Bright Horizons selected an index as a comparable as there is a lack of public company comparables in our industry, with most of our peers operating as private companies or divisions of larger diversified companies, and no widely recognized published industry indices. We determined that an equity index for companies with similar market capitalization and growth objectives would provide for an appropriate peer group and we believe the Russell Midcap Growth Index provides the best means of comparison to the Company. The Russell Midcap Growth Index is a subset of the Russell 1000 Index and is composed of select companies from approximately 800 of the smallest companies of the Russell 1000 Index (Russell Midcap Index) that display higher price-to-book ratios and higher forecasted growth values.
The graph assumes that $100 was invested in our common stock, and in the indices noted above, and that all dividends, if any, were reinvested. No dividends have been declared or paid on our common stock. The stock price performance shown in the graph is not necessarily indicative of future performance.

$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Bright Horizons Family Solutions Inc.
NYSE Composite Index
Russell Midcap Growth Index

	Years ended December 31,
	2020	2021	2022	2023	2024	2025
Bright Horizons Family Solutions Inc.	$100.00	$72.76	$36.47	$54.46	$64.05	$58.58
NYSE Composite Index	$100.00	$120.68	$109.39	$124.46	$144.12	$169.62
Russell Midcap Growth Index	$100.00	$112.73	$82.61	$103.97	$126.96	$137.95
Note: Underlying data provided by Zacks Investment Research, Inc.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses our results of operations for the fiscal years ended December 31, 2025 and 2024 and provides comparisons between such fiscal years. For discussion and comparison for the fiscal years ended December 31, 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.
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
Overview
We are a leading provider of high-quality early education and child care, comprehensive back-up care solutions, and educational advisory services. Our offerings are designed to support both working families and employers’ workforce strategies by supporting their employees across life and career stages, and improving employee recruitment, engagement, productivity, retention, and career advancement. We provide services primarily under multi-year contracts with employer-clients who offer early education and child care, back-up care, and educational advisory services as part of their employee benefits package.
At December 31, 2025, we operated 1,010 early education and child care centers, consisting of 597 centers in North America and 413 centers outside North America. We have the capacity to serve approximately 115,000 children in the United States, the United Kingdom, the Netherlands, Australia and India. We seek to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.
At December 31, 2025, we had more than 1,450 client relationships with employers across a diverse array of industries, including more than 220 Fortune 500 companies. At December 31, 2025, we managed child care centers on behalf of single employers in the following industries and also managed lease/consortium locations in approximately the following proportions:

	Percentage of Centers
Classification	North America	Outside North America
Employer locations:
Healthcare and Pharmaceuticals	22.5%	2.0%
Government and Higher Education	12.5	2.0
Financial Services	7.5	2.0
Consumer	7.5	—
Professional Services and Other	5.0	—
Industrial/Manufacturing	2.5	1.0
Technology	2.5	—
	60.0	7.0
Lease/consortium locations	40.0	93.0
	100.0%	100.0%

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
During the year ended December 31, 2025, we delivered strong growth in back-up care with a 19% year-over-year increase in revenue as a result of increased utilization and increased revenue in educational advisory services by 9% over the prior year led by contributions from College Coach. We also saw year-over-year revenue growth of 6% for our full service center-based child care segment, including net enrollment growth of 1%. To track our continued progress in full service center-based child care, we monitor same-center occupancy for a cohort of centers that has been operating since the 2021 fall enrollment cycle. Same-center occupancy represents utilization for each respective center and is calculated as the average full-time enrollment divided by the total operating capacity during the period. This cohort of centers totaled 746 centers as of December 31, 2025. For the quarter ended December 31, 2025, 40% of these centers were more than 70% enrolled, 48% were between 40-70% enrolled and 12% were less than 40% enrolled, which reflects improved occupancy when compared to the same period in the prior year.
While we continue to see year-over-year growth and progress in the overall performance of our full service center-based child care business, we are navigating a dynamic operating environment that is impacted by increased operating costs, a tight labor market, varying enrollment demands, shifting work demographics, and challenging macroeconomic conditions. We continue to monitor and respond to the changing conditions and operating environments, and the evolving needs of clients, families and children, including the optimization of our portfolio of centers through the routine closure of underperforming centers to accommodate evolving changes in demand in the markets we serve. As a result, there has been an elevated number of center closures in recent years, totaling 29 in 2025 and 56 in 2024, in addition to the impairment of certain assets. We continue to review the portfolio of centers and expect to close additional centers in 2026. Where possible, we shift enrollment and teachers to other centers at nearby locations.
We are committed to serving the needs of families, clients and our employees. We are confident in our value proposition, business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing market conditions. Our ability to continue to increase operating income in the future will depend upon our ability to continue to regain and sustain the following characteristics of our business and our strategic growth priorities:
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
•continue to enhance overall user experience;
•successful identification and integration of acquisitions and transitions of management of centers; and,
•successful management of underperforming centers, through improved enrollment or exit and management of costs.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024

	(In thousands, except percentages)
Revenue	$2,933,607	100.0%	$2,686,013	100.0%
Cost of services	2,236,420	76.2%	2,066,407	76.9%
Gross profit	697,187	23.8%	619,606	23.1%
Selling, general and administrative expenses	376,383	12.8%	354,645	13.2%
Amortization of intangible assets	6,139	0.3%	18,342	0.7%
Income from operations	314,665	10.7%	246,619	9.2%
Interest expense — net	(44,758)	(1.5)%	(48,761)	(1.8)%
Income before income tax	269,907	9.2%	197,858	7.4%
Income tax expense	(76,791)	(2.6)%	(57,667)	(2.2)%
Net income	$193,116	6.6%	$140,191	5.2%

Adjusted EBITDA (1)	$487,442	16.6%	$409,286	15.2%
Adjusted income from operations (1)	$363,426	12.4%	$277,753	10.3%
Adjusted net income (1)	$261,466	8.9%	$203,184	7.6%
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
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Revenue. Revenue increased by $247.6 million, or 9%, to $2.9 billion for the year ended December 31, 2025 from $2.7 billion for the prior year. The following table summarizes the revenue and percentage of total revenue for each of our segments for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024		Change 2025 vs 2024

	(in thousands, except percentages)
Full service center-based child care	$2,081,119	71.0%	$1,961,785	73.1%	$119,334	6.1%
Tuition	1,895,740	91.1%	1,780,961	90.8%	114,779	6.4%
Management fees and operating subsidies	185,379	8.9%	180,824	9.2%	4,555	2.5%
Back-up care	727,988	24.8%	610,112	22.7%	117,876	19.3%
Educational advisory services	124,500	4.2%	114,116	4.2%	10,384	9.1%
Total revenue	$2,933,607	100.0%	$2,686,013	100.0%	$247,594	9.2%
Revenue generated by the full service center-based child care segment in the year ended December 31, 2025 increased by $119.3 million, or 6%, when compared to the prior year. Tuition revenue increased by $114.8 million, or 6%, when compared to the prior year, due to average tuition rate increases at our child care centers of approximately 4-5% and a 1% net increase in enrollment. Fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations also contributed to our revenue growth, increasing 2025 tuition revenue by approximately $18.6 million.
Management fees and operating subsidies from employer sponsors increased $4.6 million, or 3%, primarily due to higher operating subsidies required to support center operations on expanded enrollment.
Revenue generated by back-up care services in the year ended December 31, 2025 increased by $117.9 million, or 19%, when compared to the prior year. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based care, in-home care and school-age programs by new and existing clients.

Revenue generated by educational advisory services in the year ended December 31, 2025 increased by $10.4 million, or 9%, when compared to the prior year. Revenue growth in this segment was primarily attributable to increased utilization from new and existing clients.
Cost of Services. Cost of services increased $170.0 million, or 8%, to $2.2 billion for the year ended December 31, 2025 from $2.1 billion for the prior year.
Cost of services in the full service center-based child care segment increased by $116.8 million, or 7%, to $1.8 billion in the year ended December 31, 2025, when compared to the prior year. The increase in cost of services was primarily associated with increased personnel costs, an increase of 8% during the year ended December 31, 2025 compared to the prior year, related to average hourly wage rate increases in the range of 3-4%, higher benefits costs, including medical care expenses, and expanded enrollment. Cost of services also includes impairment and net lease termination costs of $47.0 million and $29.8 million in 2025 and 2024, respectively, primarily related to fixed assets and operating lease right of use assets.
Cost of services in the back-up care segment increased by $51.6 million, or 16%, to $373.7 million in the year ended December 31, 2025, when compared to the prior year. The increase in cost of services correlates to the increase in revenue and is primarily associated with provider fees to serve the increase in utilization levels of center-based care, in-home care, and school-age programs over the prior year, and continued investment in technology to support our customer user experience and service offerings. Additionally, cost of services also includes impairment and net lease termination costs of $0.5 million and $1.1 million in 2025 and 2024, respectively, related to fixed assets and operating lease right of use assets.
Cost of services in the educational advisory services segment increased by $1.6 million, or 3%, to $60.2 million in the year ended December 31, 2025, when compared to the prior year due to improved leverage in service delivery.
Gross Profit. Gross profit increased by $77.6 million, or 13%, to $697.2 million for the year ended December 31, 2025 from $619.6 million for the prior year primarily due to incremental gross profit contributions from the back-up care segment, resulting from higher utilization of back-up care services, as well as contributions from our full service center-based child care segment, resulting from enrollment growth, and the associated operating leverage, partially offset by an increase of $16.6 million in impairment and net lease termination costs. Gross profit margin was 24% of revenue for the year ended December 31, 2025, a 1% increase compared to 23% for the year ended December 31, 2024.
Selling, General and Administrative Expenses (“SGA”). SGA increased $21.8 million, or 6%, to $376.4 million for the year ended December 31, 2025 from $354.6 million for the year ended December 31, 2024, due to higher personnel and technology costs. In addition, SGA for the year ended December 31, 2024 includes net impairment losses of $3.0 million related to the full service center-based child care segment and a $2.3 million charge within the back-up care segment resulting from the early settlement of contingent consideration for a 2021 acquisition, which did not occur in 2025. SGA was approximately 13% of revenue for the year ended December 31, 2025, consistent with 2024.
Amortization of Intangible Assets. Amortization expense on intangible assets was $6.1 million for the year ended December 31, 2025, a decrease from $18.3 million in the prior year, primarily due to certain intangible assets becoming fully amortized during the period.
Income from Operations. Income from operations increased by $68.0 million, or 28%, to $314.7 million for the year ended December 31, 2025 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024		Change 2025 vs 2024

	(In thousands, except percentages)
Full service center-based child care	$66,093	3.2%	$53,699	2.7%	$12,394	23.1%
Back-up care	221,610	30.4%	169,611	27.8%	51,999	30.7%
Educational advisory services	26,962	21.7%	23,309	20.4%	3,653	15.7%
Income from operations	$314,665	10.7%	$246,619	9.2%	$68,046	27.6%

The change in income from operations was due to the following:
•Income from operations for the full service center-based child care segment increased $12.4 million, or 23%, for the year ended December 31, 2025, when compared to the same period in 2024, primarily due to increases in tuition revenue from tuition rate increases and enrollment growth, as well as decreases in amortization expense, partially offset by increased personnel costs and increased impairment and net lease termination costs.
•Income from operations for the back-up care segment increased $52.0 million, or 31%, in the year ended December 31, 2025 when compared to the same period in 2024. Incremental gross profit contributions from the expanded utilization of back-up care services were partially offset by increases in technology and marketing expense to improve customer experience. Additionally, income from operations in 2024 included a $2.3 million charge within the back-up care segment resulting from the early settlement of contingent consideration for a 2021 acquisition.
•Income from operations for the educational advisory services segment increased $3.7 million, or 16%, in the year ended December 31, 2025 when compared to the same period in 2024 due to revenue increases partially offset by service costs for technology and marketing.
Net Interest Expense. Net interest expense decreased to $44.8 million for the year ended December 31, 2025 from $48.8 million for the year ended December 31, 2024, primarily due to lower interest rates applicable to our debt as well as lower average balances in 2025, partially offset by $2.7 million in other interest related to a pre-acquisition obligation and debt refinancing costs recorded in 2025. The blended weighted average interest rates for the term loans and revolving credit facility were 4.42% and 4.88% for the years ended December 31, 2025 and 2024, respectively, inclusive of the effects of cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 5.00% for 2026 inclusive of the effects of cash flow hedges.
Income Tax Expense. We recorded an income tax expense of $76.8 million during the year ended December 31, 2025, at an effective income tax rate of 28%, compared to income tax expense of $57.7 million, at an effective income tax rate of 29%, during the prior year. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the impact of unbenefited losses and net operating loss carryforwards used in certain foreign jurisdictions and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock. Net excess tax benefit decreased tax expense by $1.2 million in 2025 and net shortfall tax expense increased tax expense by $1.0 million in 2024, primarily due to the impact of the stock price on the date of grant compared to the vesting date of restricted stock. Refer to Note 14, Stockholders’ Equity and Stock-based Compensation, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional details. The effective income tax rate would have approximated 27% for each of the years ended December 31, 2025 and 2024, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses/net operating loss utilization in certain foreign jurisdictions.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $78.2 million, or 19%, and $85.7 million, or 31%, respectively, for the year ended December 31, 2025 over the comparable period in 2024 primarily due to the incremental gross profit contributions from the back-up care segment resulting from increased utilization and from the full service center-based child care segment resulting from tuition price increases and enrollment growth.
Adjusted Net Income. Adjusted net income increased $58.3 million, or 29%, for the year ended December 31, 2025 when compared to the same period in 2024, primarily due to the increase in adjusted income from operations and lower interest expense and effective tax rate.

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

	Years Ended December 31,
	2025	2024

	(In thousands, except share data)
Net income	$193,116	$140,191
Interest expense — net	44,758	48,761
Income tax expense	76,791	57,667
Depreciation	87,263	79,576
Amortization of intangible assets (a)	6,139	18,342
EBITDA	408,067	344,537
Additional adjustments:
Impairment and net lease termination costs (b)	47,467	30,299
Stock-based compensation expense (c)	30,614	33,615
Other costs (d)	1,294	835
Total adjustments	79,375	64,749
Adjusted EBITDA	$487,442	$409,286

Income from operations	$314,665	$246,619
Impairment and net lease termination costs (b)	47,467	30,299
Other costs (d)	1,294	835
Adjusted income from operations	$363,426	$277,753

Net income	$193,116	$140,191
Income tax expense	76,791	57,667
Income before income tax	269,907	197,858
Amortization of intangible assets (a)	6,139	18,342
Impairment and net lease termination costs (b)	47,467	30,299
Stock-based compensation expense (c)	30,614	33,615
Other costs (d)	1,294	835
Other interest costs (e)	2,737	—
Adjusted income before income tax	358,158	280,949
Adjusted income tax expense (f)	(96,692)	(77,765)
Adjusted net income	$261,466	$203,184

Weighted average common shares outstanding — diluted	57,422,501	58,471,566
Diluted adjusted earnings per common share	$4.55	$3.47
(a)Amortization of intangible assets represents amortization expense, including amortization expense of approximately $8.5 million for the year ended December 31, 2024, associated with intangible assets recorded in connection with our going private transaction in May 2008.
(b)Impairment and net lease termination costs represent impairment costs, primarily for long-lived assets, arising from center closures, changes in market assumptions and reduced operating performance at certain centers. For the year ended December 31, 2025, impairment and net lease termination costs totaled $47.5 million, of which $47.0 million related to the full service center-based child care segment and $0.5 million related to the back-up care segment. For the year ended December 31, 2024, impairment and net lease termination costs totaled $30.3 million, of which $29.2 million related to the full service center-based child care segment and $1.1 million related to the back-up care segment.
(c)Stock-based compensation expense represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

(d)Other costs in the year ended December 31, 2025 consist of $1.3 million related to the August 2025 debt refinancing recorded to selling, general and administrative expenses and allocated to the full service center-based child care segment. Other costs in the year ended December 31, 2024 consist of costs incurred in connection with the December 2024 debt refinancing of $0.8 million recorded to selling, general and administrative expenses and allocated to the full service center-based child care segment.
(e)Other interest costs in the year ended December 31, 2025 consist of $1.6 million in interest incurred related to a pre-acquisition obligation, as well as $1.1 million of debt refinancing costs related to the April 2025 and August 2025 debt refinancings, which were recorded to interest expense.
(f)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 27% and 28% for the years ended December 31, 2025 and 2024, respectively.
Adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share are financial measures that are not calculated in accordance with GAAP (collectively referred to as the “non-GAAP financial measures”), and the use of the terms adjusted EBITDA, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share may differ from similar measures reported by other companies and may not be comparable to other similarly titled measures. We believe the non-GAAP financial measures provide investors with useful information with respect to our historical operations. We present the non-GAAP financial measures as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period. Specifically, adjusted EBITDA allows for an assessment of our operating performance and of our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, and stock-based compensation expense, and non-recurring costs, such as impairment and net lease termination costs, debt refinance costs and at times, other non-recurring costs, such as transaction costs. In addition, adjusted income from operations, adjusted net income and diluted adjusted earnings per common share allow us to assess our performance without the impact of the specifically identified items that we believe do not directly reflect our core operations. These non-GAAP financial measures also function as key performance indicators used to evaluate our operating performance internally, and they are used in connection with the determination of incentive compensation for management, including executive officers. Adjusted EBITDA is also used in connection with the determination of certain ratio requirements under our credit agreement.
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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our $900 million multi-currency revolving credit facility. We had $140.1 million in cash ($143.2 million including restricted cash) at December 31, 2025, of which $66.3 million was held in foreign jurisdictions, compared to $110.3 million in cash ($123.7 million including restricted cash) at December 31, 2024, of which $45.5 million was held in foreign jurisdictions. Operations outside of North America accounted for 29% and 28% of our consolidated revenue for the years ended December 31, 2025 and 2024, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the years ended December 31, 2025 and 2024.
Our revolving credit facility is part of our senior secured credit facilities. On April 17, 2025, we amended our existing senior secured credit facilities to, among other changes, increase our revolving credit facility from $400 million to $900 million and extend the date of maturity. On the closing date, we used proceeds from our revolving credit facility to repay the outstanding balances under the term loan A facility. In addition, our revolving credit facility was used to voluntarily prepay $89.0 million of principal under the term loan B facility during the year ended December 31, 2025. At December 31, 2025 and 2024, $383.7 million and $384.8 million of the revolving credit facility was available for borrowing, respectively.
We had a working capital deficit of $462.2 million and $283.4 million at December 31, 2025 and December 31, 2024, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, share repurchases and short-term borrowings on our long-term debt and revolving credit facility. We anticipate that our cash flows from operating activities will continue to expand alongside our back-up services business growth and the ongoing improvement of our center enrollment and operating performance. As we continue growing enrollment, expanding sales and increasing utilization of back-up services, we expect to allocate capital to investments that support current operations and strategic opportunities, as well as make interest payments on our debt, voluntary prepayments of principal on our debt and revolver balances and share repurchases from time to time.
In January 2024, the Company paid deferred consideration of $106.5 million related to the 2022 acquisition of Only About Children.
As of December 31, 2025, we had $813.1 million in lease liabilities, $110.2 million of which is short term in nature. Refer to Note 4, Leases, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on leases, including the maturity of the contractual obligations related to our lease liabilities.
The board of directors authorized a share repurchase program of up to $500 million of our outstanding common stock, effective June 3, 2025. The share repurchase program has no expiration date and replaced and canceled the prior $400 million authorization. During the year ended December 31, 2025, we repurchased 2.1 million shares for $225.4 million (resulting in a $1.9 million excise tax liability). During the year ended December 31, 2024, we repurchased 0.8 million shares for $84.6 million (resulting in a $0.4 million excise tax liability). All repurchased shares have been retired, and at December 31, 2025, $329.4 million remains available for future repurchases under the Board-approved repurchase program.
We believe that funds provided by operations, our existing cash balances and borrowings available under our revolving credit facility will be adequate to fund all obligations and liquidity requirements for at least the next 12 months. However, if we were to experience disruption from events not in our control or if we were to undertake any significant acquisitions or make investments in the purchase of facilities for new or existing centers, we could require financing beyond our existing cash and borrowing capacity, and it could be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing on reasonable terms, or at all.

Cash Flows	Years Ended December 31,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$350,726	$337,462
Net cash used in investing activities	$(103,794)	$(117,764)
Net cash used in financing activities	$(233,428)	$(183,814)
Cash, cash equivalents and restricted cash — beginning of year	$123,715	$89,451
Cash, cash equivalents and restricted cash — end of year	$143,158	$123,715

Cash Provided by Operating Activities
Cash provided by operating activities was $350.7 million for the year ended December 31, 2025, compared to $337.5 million for 2024. The increase in cash provided by operations primarily related to the increase in net income of $52.9 million, partially offset by changes in working capital arising from the timing of billings and payments when compared to the prior year.
Cash Used in Investing Activities
Cash used in investing activities was $103.8 million for the year ended December 31, 2025, compared to $117.8 million for the prior year, a decrease of $14.0 million. The decrease in cash used in investing activities was primarily related to a decrease in net purchases of debt securities and other investments. Net purchases of debt securities held by our captive insurance entity and other investments were $5.7 million for the year ended December 31, 2025, compared to net purchases of $14.2 million for the prior year, a net decrease in cash used of $8.5 million.
In addition, for the year ended December 31, 2025, we had net investments of $91.3 million in fixed asset purchases for maintenance and refurbishments in our existing centers, technology, and new child care centers, compared to net investments of $95.3 million in the prior year, a net decrease of $4.0 million. Lastly, during the year ended December 31, 2025, we invested $6.8 million in acquisitions, compared to an investment of $8.3 million in the prior year.
We expect that in 2026 we will continue to spend on fixed asset additions related to new child care centers, maintenance and refurbishments in our existing centers, and continued investments in technology and equipment. As part of our growth strategy, we also expect to continue to seek selective acquisitions.
Cash Used in Financing Activities
Cash used in financing activities was $233.4 million for the year ended December 31, 2025 compared to $183.8 million for 2024. Significant financing activities in the year ended December 31, 2025 included net borrowings under the revolving credit facility of $499.4 million, which were partially offset by the repayment of the outstanding balance of our term loan A facility of $362.5 million, neither of which occurred in the prior year. Additionally, we voluntarily prepaid a total of $133.5 million of the outstanding principal balance on the term loan B and made principal payments of $5.0 million on the term loan A in 2025. Principal payments on the term loans totaled $17.0 million in 2024.
During the year ended December 31, 2025 we had share repurchases of $225.4 million, compared to $84.6 million in the prior year. In addition, taxes paid related to the net share settlement of stock options and restricted stock increased to $15.5 million for the year ended December 31, 2025, compared to $5.4 million in the prior year. Proceeds received from the exercise of stock options in the year ended December 31, 2025 of $12.1 million decreased from $27.0 million in 2024 due to a lower volume of transactions.
During the year ended December 31, 2024, we made payments for deferred and contingent consideration of $103.9 million, of which $97.7 million related to the deferred consideration for the 2022 acquisition of Only About Children and $6.2 million related to the contingent consideration for a 2021 acquisition. There were no payments for deferred consideration during the year ended December 31, 2025.
Debt
Our senior secured credit facilities consist of our term loan B facility (the “term loan B”) and our $900 million multi-currency revolving credit facility (the “revolving credit facility”).  Prior to April 17, 2025, our senior secured credit facilities also included our term loan A facility (the “term loan A”).
Long term debt obligations were as follows:

	December 31,
	2025	2024

	(In thousands)
Term loan B	$450,000	$583,500
Term loan A	—	367,500
Revolving credit facility	499,552	—
Deferred financing costs and original issue discount	(2,386)	(4,051)
Total debt	947,166	946,949
Less current portion of term loans	—	(28,500)
Less current portion of revolving credit facility	(199,552)	—
Long-term debt	$747,614	$918,449

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
The revolving credit facility matures on April 17, 2030. At December 31, 2025, borrowings outstanding on the revolving credit facility were $496.5 million (composed of $370.0 million, €71.8 million and £31.4 million) and letters of credit outstanding were $20.2 million, with $383.7 million available for borrowing. At December 31, 2024, there were no borrowings outstanding on the revolving credit facility, and letters of credit outstanding were $15.2 million, with $384.8 million available for borrowing. Additionally, a AU$5 million (US$3.3 million) uncommitted working capital credit facility is available in Australia for short-term borrowing purposes. As of December 31, 2025 and December 31, 2024, there were AU$4.5 million (US$3.0 million) and no borrowings outstanding under this facility, respectively.
Borrowings under our credit facilities are subject to variable interest. We mitigate our interest rate exposure with interest rate cap agreements. In December 2021, we entered into interest rate cap agreements with a total notional value of $900 million. Interest rate cap agreements for $600 million, which had a forward starting effective date of October 31, 2023 and expired on October 31, 2025, provided the Company with interest rate protection in the event the one-month term SOFR rate increased above 2.4%. Interest rate cap agreements for $300 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 2.9%. In March and July 2025, the Company entered into additional interest rate cap agreements with a total notional value of $150 million and $100 million, respectively, designated and accounted for as cash flow hedges from inception. The March and July 2025 interest rate cap agreements, both of which had forward starting effective dates of October 31, 2025, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 3.5% and 3.0%, respectively, and expire on October 31, 2027 and October 31, 2026, respectively.
The blended weighted average interest rate for the term loans and revolving credit facility was 4.42%, and 4.88% for the years ended December 31, 2025 and 2024, respectively, including the impact of the cash flow hedges. The weighted average interest rate of the Australian uncommitted working capital credit facility was 5.55% for the year ended December 31, 2025. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will approximate 5.00% for 2026, inclusive of the effects of cash flow hedges. Based on the interest rates in effect as of December 31, 2025, interest payments on the outstanding principal balance of the term loan B, including commitment fees on the revolving credit facility, are expected to range between $20 million and $30 million annually over the remaining term, prior to the inclusion of the effects of cash flow hedges. However, actual interest paid may be different from these estimates based on changes in interest rates and borrowings outstanding.
The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower and its restricted subsidiaries to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at December 31, 2025. Refer to Note 11, Credit Arrangements and Debt Obligations, to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
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
Our revenue recognition policy generally does not have significant judgments or estimates that significantly affect the determination of the amount, the allocation of the transaction price to performance obligations, or timing of revenue from contracts with customers. The nature of our services does not require significant judgment or estimates to determine when control transfers to the customer. Based on past practices and customer specific circumstances, we occasionally may grant concessions that impact the total transaction price. If the transaction price may be subject to adjustment, significant judgment may be required to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur. As of December 31, 2025 and 2024, there were no material estimates related to the constraint of cumulative revenue recognized.
Full Service Center-Based Child Care
Our full service center-based child care services include traditional center-based early education and child care, preschool, and elementary education. We provide center-based child care services under two principal business models: (1) a cost-plus model, where we are paid a fee by an employer client for managing a child care center on a cost-plus basis, and (2) a profit and loss (“P&L”) model, where we assume the financial risk of operating a child care center and provide care on either an exclusive or priority enrollment basis to the employees of an employer sponsor, as well as to families in the surrounding community. In both the cost-plus model and P&L model sponsored by an employer, the employer sponsor retains responsibility for the development of a new child care center (which is generally owned or leased by the sponsor), as well as ongoing maintenance and repairs. In addition, employer sponsors typically provide subsidies for the ongoing provision of child care services to their employees. Under all model types, we retain responsibility for all aspects of operating the child care center, including the hiring, training, supervising and compensating of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
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
Educational Advisory Services
Our educational advisory services consist of tuition assistance and student loan repayment program management, workforce education, and related educational consulting services (EdAssist), and college admissions and college financing advisory services (College Coach). Educational advisory services revenue is primarily comprised of fixed and variable fees paid by employer clients for program management, coaching, and subscription of content, and, to a lesser extent, retail fees collected from users at the point of service. These arrangements generally have contractual terms of three years with varying terms and renewal and cancellation options. Fees for educational advisory services are determined based on the expected number of program participants and the services selected, and are generally billed in advance. Revenue for EdAssist is recognized on a straight-line basis using the time-elapsed method over the contract term with additional charges recognized in the month the additional services are provided consistent with the overall allocation objective. Additionally, revenue for tuition assistance and student loan repayments is based on a fee earned for transactions processed and is recorded on a net basis as we are acting as the agent for the processing of the payment from clients to their employees, and is recognized in the month the payments are processed. Revenue for College Coach is recognized over the contract term as college admissions counseling and other advisory services are provided and customers receive the benefit.
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
In valuing the customer relationships and trade names, we utilize variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. We consider the income approach the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. Projected financial information is subject to risk if our estimates are incorrect. The most significant estimate relates to projected revenues and profitability. If the projected revenues and profitability used in the valuation calculations are not met, then the intangible assets could be impaired. Our multi-year contracts with employer-clients typically result in low annual turnover, and our long-term relationships with clients make it difficult for competitors to displace us. Customer relationships are considered to be finite-lived assets, with estimated lives typically ranging from 4 to 12 years. Certain trade names acquired as part of our strategy to expand by completing strategic acquisitions are considered to be finite-lived assets, with estimated lives typically ranging from 4 to 10 years.

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
We review long-lived assets, including definite-lived intangible assets, for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Impairment is assessed by comparing the carrying amounts of the assets to the estimated undiscounted future cash flows over the assets’ remaining lives. If the estimated cash flows are less than the carrying amounts of the assets, an impairment loss is recognized to reduce the carrying amounts of the assets to its estimated fair value. The estimated fair value is determined based on discounting estimated cash flows, including consideration of market rates for leased assets. The impairment is allocated to the long-lived assets on a pro rata basis using the relative carrying amounts, but only to the extent the carrying amount of an asset is above its fair value. During the year ended December 31, 2025, we recorded impairment charges for long-lived assets of $47.5 million related to fixed assets and operating lease right-of-use assets.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposures relate to foreign currency exchange rate risk and interest rate risk.
Foreign Currency Risk
Our exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom, the Netherlands, Australia, and India. We have not used financial derivative instruments to hedge foreign currency exchange rate risks associated with operations at our foreign subsidiaries, however, we do use our multi-currency revolver borrowings to offset foreign currency volatility on certain intercompany balances.
The assets and liabilities of our subsidiaries in the United Kingdom, the Netherlands, Australia, and India, whose functional currencies are the British pound, Euro, Australian dollar and Indian rupee, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, our consolidated income before income tax would have decreased by approximately $5.3 million for 2025.

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
In December 2021, we entered into additional interest rate cap agreements with a total notional value of $900 million, designated and accounted for as cash flow hedges from inception. Interest rate cap agreements for $600 million, which had a forward starting effective date of October 31, 2023 and expired on October 31, 2025, provided us with interest rate protection in the event the one-month term SOFR rate increased above 2.4%. Interest rate cap agreements for $300 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide us with interest rate protection in the event the one-month term SOFR rate increases above 2.9%.
In March and July 2025, the Company entered into additional interest rate cap agreements with a total notional value of $150 million and $100 million, respectively, designated and accounted for as cash flow hedges from inception. The March and July 2025 interest rate cap agreements, both of which had forward starting effective dates of October 31, 2025, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 3.5% and 3.0%, respectively, and expire on October 31, 2027 and October 31, 2026, respectively.
At December 31, 2025, we had borrowings outstanding of $450 million under our term loan B and borrowings of $496.5 million outstanding under our revolving credit facility. The blended weighted average interest rate for the term loans and revolving credit facility was 4.42% during the year ended December 31, 2025, including the impact of the cash flow hedges. Additionally, as of December 31, 2025, there were borrowings outstanding of AU$4.5 million (USD$3.0 million) under our Australian uncommitted working capital credit facility, which had a weighted average interest rate of 5.55% for the year ended December 31, 2025.
Based on the borrowings outstanding under the senior secured credit facilities during 2025, a hypothetical increase in interest rates of 100 basis points in 2025, would have had an immaterial impact to our interest expense for the year, inclusive of the impact of the interest rate hedge agreements.
These estimates assume the interest rate of each variable rate borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings subject to variable interest rates and the interest rate cap agreements in place at that time. Therefore, the estimated increase in interest expense as calculated above may not be indicative of future expenses. As of December 31, 2025, the fair value of our interest rate cap agreements was an asset of $2.2 million, of which $1.8 million was recorded in prepaid expenses and other current assets and $0.4 million was recorded in other assets on the consolidated balance sheet.
During the year ended December 31, 2025, our wholly-owned captive insurance entity purchased and sold marketable debt securities, which were classified as available-for-sale. As of December 31, 2025, the fair value of the available-for-sale debt securities was $39.5 million, with $15.4 million included in prepaid expenses and other current assets and $24.1 million in other assets on the consolidated balance sheet. Our investments primarily consist of U.S. Treasury and U.S. government agency securities, corporate bonds and certificate of deposits. As of December 31, 2025, a hypothetical increase in interest rates of 100 basis points would not have a material adverse impact on the fair value of our investment portfolio. Any unrealized gains or losses are recorded in accumulated other comprehensive loss and are realized if the debt securities are sold prior to maturity.
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
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bright Horizons Family Solutions Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
We identified revenue as a critical audit matter because of the number of services offered by the Company and the significant volume of revenue contracts and transactions. This requires extensive audit effort due to the volume of contracts and transactions and requires a high degree of auditor judgment when performing audit procedures.

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
•We performed analytical procedures to evaluate the reasonableness of recorded balances and evaluate trends in transactional revenue data.
•We performed substantive analytical procedures, which compared our independent expectation of revenue based on historical data and current year changes to the amount of revenue recorded by the Company.
•We selected a sample of transactions and performed the following:
◦Evaluated whether the transaction was accounted for in accordance with the Company’s policies.
◦Compared the amounts recognized to source documents and tested the mathematical accuracy of the recorded revenue.
•We performed procedures to test that transactions were recorded in the appropriate accounting period.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2026
We have served as the Company’s auditor since 2005.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$140,091	$110,327
Accounts receivable — net of allowance for credit losses of $3,667 and $3,571 at December 31, 2025 and 2024, respectively	293,983	283,336
Prepaid expenses and other current assets	69,899	102,368
Total current assets	503,973	496,031
Fixed assets — net	574,200	572,939
Goodwill	1,824,175	1,762,683
Other intangible assets — net	193,452	197,575
Operating lease right-of-use assets	682,069	725,897
Other assets	111,734	95,194
Total assets	$3,889,603	$3,850,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$28,500
Current portion of revolving credit facility	199,552	—
Accounts payable and accrued expenses	292,812	304,541
Current portion of operating lease liabilities	110,229	102,090
Deferred revenue	330,647	305,098
Other current liabilities	32,925	39,170
Total current liabilities	966,165	779,399
Long-term debt — net	747,614	918,449
Operating lease liabilities	702,845	743,562
Other long-term liabilities	104,126	94,501
Deferred revenue	14,689	15,713
Deferred income taxes	14,873	20,299
Total liabilities	2,550,312	2,571,923
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 55,622,045 and 57,404,736 shares issued and outstanding at December 31, 2025 and 2024, respectively	56	57
Additional paid-in capital	424,953	622,618
Accumulated other comprehensive loss	(44,850)	(110,295)
Retained earnings	959,132	766,016
Total stockholders’ equity	1,339,291	1,278,396
Total liabilities and stockholders’ equity	$3,889,603	$3,850,319
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2025	2024	2023

	(In thousands, except share data)
Revenue	$2,933,607	$2,686,013	$2,418,257
Cost of services	2,236,420	2,066,407	1,886,533
Gross profit	697,187	619,606	531,724
Selling, general and administrative expenses	376,383	354,645	327,068
Amortization of intangible assets	6,139	18,342	33,415
Income from operations	314,665	246,619	171,241
Interest expense — net	(44,758)	(48,761)	(51,609)
Income before income tax	269,907	197,858	119,632
Income tax expense	(76,791)	(57,667)	(45,409)
Net income	$193,116	$140,191	$74,223

Earnings per common share:
Common stock — basic	$3.39	$2.42	$1.28
Common stock — diluted	$3.36	$2.40	$1.28
Weighted average common shares outstanding:
Common stock — basic	56,945,743	57,931,572	57,717,102
Common stock — diluted	57,422,501	58,471,566	57,932,574
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2025	2024	2023

	(In thousands)
Net income	$193,116	$140,191	$74,223
Other comprehensive income (loss):
Foreign currency translation adjustments	74,157	(42,543)	29,008
Unrealized loss on cash flow hedges and investments, net of tax	(8,712)	(8,651)	(17,480)
Total other comprehensive income (loss)	65,445	(51,194)	11,528
Comprehensive income	$258,561	$88,997	$85,751
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2023	57,531,130	58	599,422	—	(70,629)	551,602	1,080,453
Stock-based compensation expense			28,834				28,834
Issuance of common stock under the Equity Incentive Plan	319,925	—	20,230				20,230
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(33,462)	—	(2,592)				(2,592)
Other comprehensive income					11,528		11,528
Net income						74,223	74,223
Balance at December 31, 2023	57,817,593	58	645,894	—	(59,101)	625,825	1,212,676
Stock-based compensation expense			33,615				33,615
Issuance of common stock under the Equity Incentive Plan	385,064	—	33,493				33,493
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(43,831)	—	(5,350)				(5,350)
Purchase of treasury stock				(85,035)			(85,035)
Retirement of treasury stock	(754,090)	(1)	(85,034)	85,035			—
Other comprehensive loss					(51,194)		(51,194)
Net income						140,191	140,191
Balance at December 31, 2024	57,404,736	57	622,618	—	(110,295)	766,016	1,278,396
Stock-based compensation expense			30,614				30,614
Issuance of common stock under the Equity Incentive Plan	445,371	—	14,458				14,458
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(124,406)	—	(15,474)				(15,474)
Purchase of treasury stock				(227,264)			(227,264)
Retirement of treasury stock	(2,103,656)	(1)	(227,263)	227,264			—
Other comprehensive income					65,445		65,445
Net income						193,116	193,116
Balance at December 31, 2025	55,622,045	$56	$424,953	$—	$(44,850)	$959,132	$1,339,291
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2025	2024	2023

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,116	$140,191	$74,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,402	97,918	110,681
Impairment losses and other non-cash items	50,673	41,379	48,399
Stock-based compensation expense	30,614	33,615	28,834
Deferred income taxes	(2,281)	(9,929)	(11,716)
Changes in assets and liabilities:
Accounts receivable	(8,841)	(993)	(64,503)
Prepaid expenses and other current assets	(1,969)	2,711	(11,265)
Accounts payable and accrued expenses	(1,737)	30,644	25,999
Income taxes	5,066	(7,298)	3,477
Deferred revenue	20,320	40,182	48,362
Leases	(11,354)	(16,587)	(2,083)
Other assets	(17,819)	(9,040)	(5,379)
Other current and long-term liabilities	1,536	(5,331)	11,111
Net cash provided by operating activities	350,726	337,462	256,140
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(92,177)	(97,311)	(91,020)
Proceeds from the disposal of fixed assets	860	2,036	225
Purchases of debt securities and other investments	(19,737)	(52,597)	(16,050)
Proceeds from debt securities and other investments	14,035	38,375	19,538
Payments and settlements for acquisitions — net of cash acquired	(6,775)	(8,267)	(39,629)
Net cash used in investing activities	(103,794)	(117,764)	(126,936)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	979,768	156,500	402,500
Payments under revolving credit facility	(480,322)	(156,500)	(486,500)
Principal payments of long-term debt	(501,000)	(17,000)	(16,000)
Payments of debt issuance costs	(3,046)	—	—
Purchases of treasury stock	(225,411)	(84,597)	—
Proceeds from issuance of common stock upon exercise of options	12,057	27,005	11,184
Taxes paid related to the net share settlement of stock options and restricted stock	(15,474)	(5,350)	(2,592)
Payments of deferred and contingent consideration for acquisitions	—	(103,872)	(225)
Net cash used in financing activities	(233,428)	(183,814)	(91,633)
Effect of exchange rates on cash, cash equivalents and restricted cash	5,939	(1,620)	(14)
Net increase in cash, cash equivalents and restricted cash	19,443	34,264	37,557
Cash, cash equivalents and restricted cash — beginning of year	123,715	89,451	51,894
Cash, cash equivalents and restricted cash — end of year	$143,158	$123,715	$89,451
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years ended December 31,
	2025	2024	2023

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$140,091	$110,327	$71,568
Restricted cash, included in prepaid expenses and other current assets	493	11,244	15,756
Restricted cash, included in other assets	2,574	2,144	2,127
Total cash, cash equivalents and restricted cash — end of year	$143,158	$123,715	$89,451

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$55,857	$73,904	$73,996
Cash received from cash flow hedges of interest rate risk	$13,761	$23,589	$31,826
Cash payments of income taxes (net of refunds in 2025)	$72,590	$75,653	$58,736
Cash paid for amounts included in the measurement of lease liabilities	$160,308	$162,882	$156,324

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$1,690	$2,473	$2,127
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$45,910	$69,066	$54,741
Restricted stock reclassified from other current liabilities to equity upon vesting	$2,401	$6,488	$8,451
See accompanying notes to consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides early education and child care, comprehensive back-up care solutions, and educational advisory services for employers and families in the United States, the United Kingdom, the Netherlands, Australia and India. The Company provides services designed to support both working families and employers’ workforce strategies by supporting their employees across life and career stages, and improving employee recruitment, engagement, productivity, retention, and career advancement. The Company provides services primarily under multi-year contracts with employer-clients who offer early education and child care, back-up care, and educational advisory services as part of their employee benefits package.
As of December 31, 2025, the Company operated 1,010 early education and child care centers.
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
Concentrations of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable is derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed at December 31, 2025 and 2024.
Cash, Cash Equivalents, and Restricted Cash — Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of three months or less from the date of purchase.
The Company’s cash management system provides for the funding of the main bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks may be in excess of the cash balances at certain banks, creating book overdrafts. As of December 31, 2025 and 2024, book overdrafts of $1.0 million and $6.6 million, respectively, were included in accounts payable and accrued expenses on the consolidated balance sheet.
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
Activity in the allowance for credit losses was as follows:

	Years ended December 31,
	2025	2024	2023

	(In thousands)
Beginning balance	$3,571	$2,317	$2,947
Provision	1,414	2,383	803
Write offs and recoveries	(1,318)	(1,129)	(1,433)
Ending balance	$3,667	$3,571	$2,317
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
Goodwill impairment assessments are performed at the reporting unit level. In performing the goodwill impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. Qualitative factors may include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s services, regulatory developments, cost factors, and entity specific factors such as overall financial performance and projected results. If an initial qualitative assessment indicates that it is more likely than not that the carrying value exceeds the fair value of a reporting unit, an additional quantitative evaluation is performed. Alternatively, the Company may elect to proceed directly to the quantitative impairment test. In performing the quantitative analysis, the Company compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next 10 years, applying a long-term growth rate to the final year, discounted using the applicable discount rate. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, up to the amount of goodwill allocated to that reporting unit. The Company performed a quantitative assessment for one reporting unit and a qualitative assessment for the remaining reporting units in the 2025 and 2024 annual impairment review as of October 1, 2025 and 2024, respectively. The Company recorded impairment charges of $4.2 million in the year ended December 31, 2024, which was included in selling, general and administrative expenses. No goodwill impairment charges were recorded in the years ended December 31, 2025 or 2023.

The Company tests certain trade names that are determined to be indefinite-lived intangible assets by comparing the fair value of the trade names with their carrying value. The Company estimates the fair value by estimating the total revenue attributable to the trade names and applying market-derived royalty rates for guideline intangible assets, consistent with the initial valuation of the intangibles. No impairment losses were recorded in the years ended December 31, 2025, 2024 or 2023 in relation to these intangible assets.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and are amortized over the estimated period benefited, generally ranging from 4 to 12 years. Intangible assets related to parent relationships are amortized using an accelerated method over their useful lives. All other intangible assets are amortized on a straight-line basis over their useful lives.
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
In connection with the optimization of our portfolio of centers, the Company continues to monitor and respond to changing conditions and the changing needs of clients and families, including the routine closure of underperforming centers. As a result of this process, during the years ended December 31, 2025, 2024, and 2023, the Company reviewed long-lived assets, noting that certain asset groups were not recoverable, and recognized impairment losses of $47.5 million, $30.9 million, and $35.9 million, respectively, on fixed assets, operating lease right-of-use assets and definite-lived intangible assets for asset groups where the carrying amount exceeded the fair value. Impairment losses were included in cost of services. Refer to Note 13, Fair Value Measurements, for additional information.
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
Certain arrangements provide that the employer sponsor pay operating subsidies in lieu of, or to supplement, parent tuition. The employer subsidy for cost-plus managed centers, which consists of variable consideration, is typically calculated as the difference between parent tuition revenue and the operating costs for the center for each respective month and is recognized as revenue in the month the services are provided. The variable consideration relates specifically to efforts to transfer each distinct daily service and the allocation of the consideration earned to that distinct day on which those activities are performed is consistent with the overall allocation objective.
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
Significant Judgments and Estimates
The Company generally does not have significant judgments or estimates that significantly affect the determination of the amount, the allocation of the transaction price to performance obligations, or timing of revenue from contracts with customers. The nature of the Company’s services does not require significant judgment or estimates to determine when control transfers to the customer. Based on past practices and customer specific circumstances, the Company occasionally may grant concessions that impact the total transaction price. If the transaction price may be subject to adjustment, significant judgment may be required to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur. As of December 31, 2025 and 2024, there were no material estimates related to the constraint of cumulative revenue recognized.
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
Leases — The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most leases have an original term of 10 to 15 years and many contain renewal options and/or termination provisions. As of December 31, 2025 and 2024, there were no material finance leases.
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
Equity Method Investments — The Company accounts for its investments in entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the investment is adjusted to reflect Bright Horizons’ proportionate share of the investees’ net earnings or losses, and is reduced by the amortization of embedded intangible assets. The Company reviews the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company accounts for its interests in a provider of full service center-based child care and back-up care services in Germany and until April 2024, a provider of early education and tutoring in the Netherlands using the equity method. In April 2024, the Company acquired the remaining shares outstanding of the provider of early education and tutoring in the Netherlands resulting in control and consolidation of the investment previously accounted for under the equity method. Refer to Note 5, Acquisitions, for additional information on this acquisition. The equity method investments are included in other assets on the consolidated balance sheet and, as of December 31, 2025 and 2024, the investment balance was $6.0 million and $5.5 million, respectively. The impact on the results of operations was immaterial for the years ended December 31, 2025, 2024 and 2023.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, primarily consist of U.S. Treasury and U.S. government agency securities, corporate bonds and certificates of deposits. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. These securities are recorded at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income or loss. Refer to Note 13, Fair Value Measurements, for additional information on the Company’s investments in debt securities.
Other Investments — The Company’s investments in equity securities are primarily in limited partnerships. The equity investments without readily determinable fair value are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions. The Company reviews such equity investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. As of December 31, 2025 and 2024, the equity investments were $6.9 million and $6.1 million, respectively, which were recorded in other assets on the consolidated balance sheet. Refer to Note 9, Other Assets, for additional information on the Company’s investments in equity securities.
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

Stock-Based Compensation — The Company accounts for stock-based compensation using a fair value method. Stock-based compensation expense is recognized in the consolidated financial statements based on the grant-date fair value of the awards that are expected to vest. This expense is recognized on a straight-line basis over the requisite service period, which generally represents the vesting period of each separately vesting tranche. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model. The fair value of restricted stock, restricted stock units and performance restricted stock units is valued at the stock price on the date of grant, less amounts paid by the employee, if any.
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
Earnings Per Share — Earnings per share is calculated using the treasury method for the years ended December 31, 2025 and 2024, and the two-class method for the year ended December 31, 2023. Basic earnings per share is calculated by dividing the net income available to stockholders by the weighted-average common shares outstanding. Diluted earnings per share is calculated by dividing the net income available to stockholders by the weighted-average common shares and potentially dilutive securities outstanding during the period.
Government Support — The Company has participated in certain government support programs that were enacted in response to the economic impact of the COVID-19 pandemic. With the expiration of the child care stabilization grants on September 30, 2023, most of the pandemic-related government support programs for which the Company was eligible ended in 2023. The Company has applied the accounting principles within the International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, (“IAS 20”) framework to account for government grants received, which are recognized when there is reasonable assurance that the Company will (1) comply with the conditions associated with the grant and (2) receive the grant. Reasonable assurance is generally the same threshold as “probable” as defined in ASC 450, Contingencies, (i.e. “likely to occur”). When the Company has met the reasonable assurance threshold, it applies IAS 20 by recognizing governmental support received in the consolidated statement of income as a reduction to the related expenses that the assistance is intended to defray. Amounts received for tuition support are recognized as revenue if such payments are made on behalf of the customers. During the year ended December 31, 2023, funding received from pandemic-related government support programs reduced center cost of services by $49.4 million, of which $17.5 million reduced the operating subsidies paid by employers for the related child care centers. Additionally, during the year ended December 31, 2023, amounts received for tuition support of $1.7 million were recorded to revenue.

3. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Year ended December 31, 2025
North America	$1,302,672	$663,750	$124,500	$2,090,922
Outside North America	778,447	64,238	—	842,685
	$2,081,119	$727,988	$124,500	$2,933,607
Year ended December 31, 2024
North America	$1,268,916	$553,892	$114,116	$1,936,924
Outside North America	692,869	56,220	—	749,089
	$1,961,785	$610,112	$114,116	$2,686,013
Year ended December 31, 2023
North America	$1,165,554	$483,251	$111,732	$1,760,537
Outside North America	615,061	42,659	—	657,720
	$1,780,615	$525,910	$111,732	$2,418,257
The classification “North America” is comprised of the Company’s operations in the United States (including Puerto Rico) and the classification “Outside North America” includes the Company’s operations in the United Kingdom, the Netherlands, Australia and India. Revenue in the United States was substantially all of the revenue in North America. Revenue in the United Kingdom was $506.9 million in 2025, $431.9 million in 2024, and $368.5 million in 2023. Revenue associated with each of the other countries in which the Company operates was less than 10% of total revenue.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. The Company recognized $303.8 million, $268.3 million, and $220.1 million as revenue in the years ended December 31, 2025, 2024, and 2023, respectively, which was included in the deferred revenue balance at the beginning of each respective year. There were no significant changes in deferred revenue during the years ended December 31, 2025, 2024 and 2023 related to business combinations, impairments, cumulative catch-up or other adjustments.
Remaining Performance Obligations
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original contract term of one year or less, or for variable consideration allocated to the unsatisfied performance obligation of a series of services. The transaction price allocated to the remaining performance obligations relates to services that are paid or invoiced in advance. The Company’s remaining performance obligations not subject to the practical expedients were not material at December 31, 2025.

4. LEASES
Lease Expense
The components of lease expense were as follows:

	Years ended December 31,
	2025	2024	2023

	(In thousands)
Operating lease expense (1)	$172,240	$165,814	$173,549
Variable lease expense (1)	45,214	45,305	43,419
Total lease expense	$217,454	$211,119	$216,968
(1)Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Operating lease expense for the years ended December 31, 2025, 2024, and 2023 includes impairment losses on operating lease right-of-use assets of $23.2 million, $15.2 million, and $21.0 million, respectively. Refer to Note 13, Fair Value Measurements, for additional information.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (in years)	9	9
Weighted average discount rate	7.0%	7.0%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of December 31, 2025:

Operating Leases

(In thousands)
2026	$152,112
2027	156,089
2028	142,360
2029	126,048
2030	105,496
Thereafter	431,553
Total lease payments	1,113,658
Less imputed interest	(300,584)
Present value of lease liabilities	813,074
Less current portion of operating lease liabilities	(110,229)
Long-term operating lease liabilities	$702,845
As of December 31, 2025, the Company did not have any material operating leases that have not yet commenced.

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
2025 Acquisitions
During the year ended December 31, 2025, the Company acquired three centers in the United Kingdom in two separate business acquisitions, which were each accounted for as a business combination. The businesses were acquired for cash consideration of $6.8 million, net of $0.3 million cash acquired, and $0.1 million of deferred consideration, and are subject to adjustments from the settlement of the final working capital. The Company recorded goodwill of $4.9 million related to the full service center-based child care segment for these acquisitions, which will not be deductible for tax purposes. In addition, the Company recorded intangible assets of $0.5 million.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of December 31, 2025, the purchase price allocations for these acquisitions remain open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
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

6. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Balance at January 1, 2024	$1,539,264	$207,298	$39,843	$1,786,405
Change in reportable segments	—	2,167	(2,167)	—
Additions from acquisitions	16,983	—	—	16,983
Adjustments to prior year acquisitions	110	—	—	110
Impairments	(4,179)	—	—	(4,179)
Effect of foreign currency translation	(36,259)	(377)	—	(36,636)
Balance at December 31, 2024	1,515,919	209,088	37,676	1,762,683
Additions from acquisitions	4,857	—	—	4,857
Adjustments to prior year acquisitions	531	—	—	531
Effect of foreign currency translation	54,324	1,780	—	56,104
Balance at December 31, 2025	$1,575,631	$210,868	$37,676	$1,824,175
Goodwill impairments in the year ended December 31, 2024 related to an immaterial foreign reporting unit specializing in tutoring services.
The Company also has intangible assets, which consisted of the following at December 31, 2025 and 2024:

December 31, 2025:	Cost	Accumulated amortization	Net carrying amount

	(In thousands)
Definite-lived intangible assets:
Customer relationships	$386,482	$(379,457)	$7,025
Trade names	16,148	(10,693)	5,455
	402,630	(390,150)	12,480
Indefinite-lived intangible assets:
Trade names	180,972	—	180,972
	$583,602	$(390,150)	$193,452

December 31, 2024:	Cost	Accumulated amortization	Net carrying amount

	(In thousands)
Definite-lived intangible assets:
Customer relationships	$394,098	$(383,127)	$10,971
Trade names	15,226	(9,111)	6,115
	409,324	(392,238)	17,086
Indefinite-lived intangible assets:
Trade names	180,489	—	180,489
	$589,813	$(392,238)	$197,575
The Company recorded amortization expense of $6.1 million, $18.3 million, and $33.4 million in the years ended December 31, 2025, 2024, and 2023, respectively.

The Company estimates that it will record amortization expense related to intangible assets existing as of December 31, 2025 as follows:

Estimated amortization expense

(In thousands)
2026	$4,383
2027	3,156
2028	1,776
2029	720
2030	699
Thereafter	1,746
$12,480
7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024

	(In thousands)

Prepaid software and licenses	$21,903	$19,285
Investments in available-for-sale debt securities	15,399	11,699
Insurance related items	10,488	25,414
Prepaid rent and other occupancy costs	5,734	6,084
Prepaid income taxes	3,946	9,004
Interest rate cap derivatives	1,763	8,407
Restricted cash	493	11,244
Other prepaid expenses and current assets	10,173	11,231
	$69,899	$102,368
Insurance related items includes prepayments and recoveries from third party excess insurance policies. Additionally, a portion of the Company’s interest rate cap derivatives matures in 2026 and a portion matured in 2025. Refer to Note 11, Credit Arrangements and Debt Obligations, for additional information on derivatives.
8. FIXED ASSETS
Fixed assets consisted of the following:

		December 31,
	Estimated useful lives	2025	2024

	(In years)	(In thousands)
Buildings	15 - 40	$251,843	$200,230
Furniture, equipment and software	3 - 10	374,029	342,618
Leasehold improvements	Shorter of the lease term or the estimated useful life	553,454	572,928
Land	—	101,684	94,319
Total fixed assets		1,281,010	1,210,095
Accumulated depreciation		(706,810)	(637,156)
Fixed assets — net		$574,200	$572,939
Fixed assets included construction in progress of $17.8 million and $25.7 million at December 31, 2025 and 2024, respectively, which was primarily comprised of leasehold improvements. The Company recorded depreciation expense of $87.3 million, $79.6 million, and $77.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized impairment losses of $24.3 million, $15.1 million, and $14.9 million, respectively, related to fixed assets. Refer to Note 13, Fair Value Measurements, for additional information.
9. OTHER ASSETS
Other assets consisted of the following:

	December 31,
	2025	2024

	(In thousands)
Deferred compensation plan assets	$30,201	$23,541
Prepaid workers compensation	25,472	21,396
Investments in available-for-sale debt securities	24,145	22,022
Capitalized software costs	8,842	2,662
Investments in equity securities	6,899	6,087
Equity-method investments	6,046	5,469
Interest rate cap derivatives	423	6,311
Other assets	9,706	7,706
	$111,734	$95,194
A portion of the Company’s interest rate cap derivatives matures in 2026. Refer to Note 11, Credit Arrangements and Debt Obligations, for additional information on derivatives.
10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2025	2024

	(In thousands)
Accrued payroll and employee benefits	$150,310	$141,973
Accrued insurance liabilities	30,782	46,176
Accounts payable	27,908	32,840
Accrued provider fees	19,659	17,725
Accrued professional fees	17,157	13,981
Other accrued expenses	46,996	51,846
	$292,812	$304,541
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
Long-term debt obligations were as follows:

	December 31,
	2025	2024

	(In thousands)
Term loan B	$450,000	$583,500
Term loan A	—	367,500
Revolving credit facility	499,552	—
Deferred financing costs and original issue discount	(2,386)	(4,051)
Total debt	947,166	946,949
Less current portion of term loans	—	(28,500)
Less current portion of revolving credit facility	(199,552)	—
Long-term debt	$747,614	$918,449
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
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 5.47% and 6.21% at December 31, 2025 and 2024, respectively, and the weighted average interest rate was 5.99%, 7.25%, and 7.19% for the years ended December 31, 2025, 2024, and 2023, respectively, prior to the effects of any interest rate hedge arrangements. The effective interest rate for the revolving credit facility was 4.96% as of December 31, 2025 and the weighted average interest rate for the revolving credit facility was 5.70%, 7.81%, and 7.73% for the years ended December 31, 2025, 2024, and 2023, respectively, prior to the effects of any interest rate hedge arrangements. The effective interest rate on the revolving credit facility may fluctuate from borrowing to borrowing for various reasons, including changes in the term benchmark or base interest rate, and the selected interest period as terms may vary between under-30 day and over-30 day borrowings.
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
The $900 million revolving credit facility matures on April 17, 2030. However, if there is any additional material indebtedness maturing on or before April 17, 2030, the maturity date will be 91 days prior to the maturity of that material indebtedness, unless the Company satisfies a minimum liquidity threshold test as of that date. As of December 31, 2025, the Company does not hold any material indebtedness maturing on or before April 17, 2030.
As of December 31, 2025, borrowings outstanding on the revolving credit facility were $496.5 million (composed of $370.0 million, €71.8 million and £31.4 million) and letters of credit outstanding were $20.2 million, with $383.7 million available for borrowing. Since the revolving credit facility has a contractual maturity in excess of 12 months from the balance sheet date and the Company has the ability and intends to renew borrowings of at least $300 million through December 31, 2026, such balance has been presented as long-term on the condensed consolidated balance sheet at December 31, 2025. As of December 31, 2024, there were no borrowings outstanding on the revolving credit facility, and letters of credit outstanding were $15.2 million, with $384.8 million available for borrowing.
Borrowings held in USD under the revolving credit facility bear interest at a rate per annum ranging from 0.25% to 0.75% over the base rate (as defined in the credit agreement), or 1.25% to 1.75% over the term SOFR rate. The base rate is subject to an interest rate floor of 1.00% and the term SOFR rate is subject to an interest rate floor of 0.00%. Prior to the April 17, 2025 amendment, borrowings under the revolving credit facility bore interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the adjusted term SOFR rate.
Borrowings held in Euros under the revolving credit facility bear interest at a rate per annum equal to the Euro Interbank Offered Rate “Euribor” subject to an interest rate floor of 0.00% plus applicable margin between 1.25% and 1.75%. Borrowings held in British pounds under the revolving credit facility bear daily interest at a rate per annum equal to the Sterling Overnight Index Average rate “SONIA” subject to an interest rate floor of 0.00% plus a 0.0326% spread adjustment in addition to an applicable margin between 1.25% and 1.75%.
In 2024, the Company entered into a AU$5 million (US$3.3 million) uncommitted working capital credit facility in Australia for short-term borrowing purposes. As of December 31, 2025 and December 31, 2024, there were AU$4.5 million (US$3.0 million) and no borrowings outstanding under this facility, respectively. The effective interest rate as of December 31, 2025 was 5.59% and the weighted average interest rate for the year ended December 31, 2025 was 5.55% for this working capital credit facility.

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
Derivative Financial Instruments
The Company is subject to interest rate risk as all borrowings under the senior secured credit facilities are subject to variable interest rates. The Company's risk management policy permits using derivative instruments to manage interest rates and other risks. The Company uses interest rate cap agreements to manage a portion of the risk related to changes in cash flows from interest rate movements.
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
In December 2021, the Company entered into additional interest rate cap agreements with a total notional value of $900 million designated and accounted for as cash flow hedges from inception. Interest rate cap agreements for $600 million, which had a forward starting effective date of October 31, 2023 and expired on October 31, 2025, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 2.4%. Interest rate cap agreements for $300 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide the Company with interest rate protection in the event the one-month LIBOR rate increases above 2.9%.
In March and July 2025, the Company entered into additional interest rate cap agreements with a total notional value of $150 million and $100 million, respectively, designated and accounted for as cash flow hedges from inception. The March and July 2025 interest rate cap agreements, both of which had forward starting effective dates of October 31, 2025, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 3.5% and 3.0%, respectively, and expire on October 31, 2027 and October 31, 2026, respectively.
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
The fair value of the derivative financial instruments was as follows:

		December 31,
Derivative financial instruments	Consolidated balance sheet classification	2025	2024

		(In thousands)
Interest rate caps - asset	Prepaid and other current assets	$1,763	$8,407
Interest rate caps - asset	Other assets	$423	$6,311

The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Year ended December 31, 2025
Cash flow hedges	$(1,212)	Interest expense — net	$10,920	$(12,132)
Income tax effect	323	Income tax benefit (expense)	(2,912)	3,235
Net of income taxes	$(889)		$8,008	$(8,897)

Year ended December 31, 2024
Cash flow hedges	$9,176	Interest expense — net	$21,120	$(11,944)
Income tax effect	(2,450)	Income tax benefit (expense)	(5,639)	3,189
Net of income taxes	$6,726		$15,481	$(8,755)

Year ended December 31, 2023
Cash flow hedges	$6,320	Interest expense — net	$30,383	$(24,063)
Income tax effect	(1,687)	Income tax benefit (expense)	(8,112)	6,425
Net of income taxes	$4,633		$22,271	$(17,638)
During the next 12 months, the Company estimates that a net loss of $0.5 million, pre-tax, will be reclassified from accumulated other comprehensive income and recorded to interest expense related to these derivative financial instruments.
12. INCOME TAXES
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. We adopted ASU 2023-09 on a prospective basis effective January 1, 2025.
Income (loss) before income taxes consisted of the following:

	Years ended December 31,
	2025	2024	2023

	(In thousands)
United States	$274,374	$234,098	$176,261
Foreign	(4,467)	(36,240)	(56,629)
	$269,907	$197,858	$119,632
The allocation of income before income taxes may fluctuate year to year due to activity within the Bright Horizons consolidated group. Included in the United States and foreign income (loss) before income taxes is intercompany interest.

Income tax expense consisted of the following:

	Years ended December 31,
	2025	2024	2023

	(In thousands)
Current income tax expense:
Federal	$48,195	$43,060	$39,421
State	17,922	17,479	14,760
Foreign	12,955	7,057	2,944
	79,072	67,596	57,125
Deferred tax benefit:
Federal	(1,455)	(7,664)	(8,089)
State	(764)	(1,436)	(2,883)
Foreign	(62)	(829)	(744)
	(2,281)	(9,929)	(11,716)
Income tax expense	$76,791	$57,667	$45,409
Income taxes paid, net of refunds, pursuant to the disclosure requirements of ASU 2023-09, consisted of the following:

Year ended December 31, 2025

(In thousands)
Federal	$42,900
State	17,451
Foreign	12,239
Income taxes paid, net of refunds	$72,590
Income taxes paid, net of refunds, pursuant to the disclosure requirements of ASU 2023-09, exceeded 5% of total income taxes paid in the following jurisdictions:

Year ended December 31, 2025

(In thousands)
Foreign
United Kingdom	$6,488
Netherlands	$5,466
The following is a reconciliation of the U.S. federal statutory rate to the effective rate on pretax income, pursuant to the disclosure requirements of ASU 2023-09:

	Year ended December 31, 2025

	(In thousands)	%
Federal income tax expense computed at statutory rate	$56,681	21.00%
State income tax expense, net of federal income tax effect (1)	13,248	4.91%
Tax credits	(625)	(0.23)%
Non taxable or nondeductible items	2,248	0.83%
Change in unrecognized tax benefits	903	0.33%
Effect of changes in income tax laws or rates enacted in the current period	173	0.06%
Other	(912)	(0.34)%
Foreign tax effects
Other foreign jurisdictions	$5,075	1.89%
Income tax expense	$76,791	28.45%
(1)State taxes in California, Massachusetts, New York and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the U.S. federal statutory income tax rates to our effective tax rate for the years ended December 31, 2024 and 2023 pursuant to the disclosure requirements prior to the adoption of ASU 2023-09 is as follows:

	Years ended December 31,
	2024	2023

	(In thousands)
Federal income tax expense computed at statutory rate	$41,550	$25,123
State income tax expense — net of federal income tax	12,755	10,041
Valuation allowance — net	4,721	8,235
Tax credits	(721)	(749)
Permanent differences and other — net	4,114	924
Stock-based compensation	812	2,297
Change to uncertain tax positions — net	(4,745)	741
Foreign rate differential	(819)	(1,203)
Income tax expense	$57,667	$45,409
The effective income tax rate for 2025 was 28.5%. In 2025, income tax expense was decreased by a total of $1.2 million, with $0.3 million in state income tax, for the net excess tax benefit associated with the exercise or expiration of stock options and vesting of each type of restricted stock.
The effective income tax rate for 2024 was 29.1%. In 2024, income tax expense was increased by a total of $1.0 million, with $0.2 million in state income tax, for the net shortfall tax expense associated with the exercise or expiration of stock options and vesting of each type of restricted stock.
The effective income tax rate for 2023 was 38.0%. In 2023, income tax expense was increased by $2.9 million, net with $0.6 million in state income tax, for the net shortfall tax expense associated with the exercise of stock options and vesting of each type of restricted stock.
The Organization for Economic Cooperation and Development introduced a framework to implement a global 15% minimum corporate tax (“Pillar Two”). The European Union issued a directive to its member states to enact the Pillar Two in their local laws effective after December 2023. A number of other countries have implemented similar legislation with effective dates in the year ended 2024. The Company has evaluated the impact of Pillar Two in the jurisdictions in which the Company operates and has determined no additional top-up tax is required in the years 2024 and 2025.

Significant components of the Company’s net deferred tax liability were as follows:

	December 31,
	2025	2024

	(In thousands)
Deferred tax assets:
Reserve on assets	$687	$746
Net operating loss and other carryforwards	11,601	16,178
Liabilities not yet deductible	16,517	12,630
Deferred revenue	3,884	4,227
Stock-based compensation	18,757	22,058
Operating lease liabilities	220,619	237,441
Other	7,696	5,693
Deferred tax assets	279,761	298,973
Less: valuation allowance	(23,179)	(23,725)
Total net deferred tax assets	256,582	275,248

Deferred tax liabilities:
Operating lease right-of-use assets	(181,303)	(199,612)
Intangible assets	(79,933)	(78,706)
Cash flow hedges	—	(3,040)
Depreciation	(10,219)	(14,189)
Total deferred tax liabilities	(271,455)	(295,547)
Net deferred tax liability	$(14,873)	$(20,299)
At December 31, 2025 and 2024, the Company had foreign net operating loss carryforwards of $35.3 million and $57.0 million, respectively, most of which had a valuation allowance offsetting the related deferred tax asset. These net operating losses can be carried forward indefinitely.
The Company assesses available positive and negative evidence to estimate if there is sufficient future taxable income (inclusive of reversing temporary differences) to recover the existing deferred tax assets. Based on the weight of evidence, the Company determined that it was more likely than not that a portion of the deferred tax assets would not be realized. During the year ended December 31, 2025, the Company had a net reduction of valuation allowance of $0.5 million resulting in total valuation allowances of $23.2 million. During the year ended December 31, 2024 the Company recorded a net additional valuation allowance of $5.5 million on foreign deferred tax assets, resulting in total valuation allowances of $23.7 million.
The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings. Where necessary, taxes resulting from foreign distributions of current and accumulated earnings, in the form of dividends, related to the state taxes and foreign withholding taxes, have been considered in the Company’s provision for income taxes and are not material.
Uncertain Tax Positions
The changes in the unrecognized tax benefits were as follows:

	Years ended December 31,
	2025	2024	2023

	(In thousands)
Beginning balance	$130	$2,280	$2,084
Additions for tax positions of prior years	—	—	196
Additions for tax positions of current year	983	—	—
Lapses of statutes of limitations	(69)	(2,150)	—
Ending balance	$1,044	$130	$2,280

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which were immaterial for each of the years ended December 31, 2025, 2024 and 2023. Total interest and penalties accrued as of December 31, 2025 was less than $0.1 million. In 2025, the Company increased unrecognized tax benefits by $1.0 million for domestic tax positions. In 2024, the Company reduced unrecognized tax benefits by $2.2 million for lapse of statute of limitations. In 2023, the Company increased unrecognized tax benefits by $0.2 million for a domestic tax position.
The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is $1.0 million, inclusive of interest.
The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as multiple state jurisdictions. U.S. federal income tax returns are typically subject to examination by the Internal Revenue Service (IRS) and the statute of limitations for federal income tax returns is three years. The Company’s filings for the tax years 2022 through 2024 are subject to audit based upon the federal statute of limitations.
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return and the tax years from 2021 to 2024 are subject to audit. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.
The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, the Netherlands, Australia, India and Puerto Rico. The tax returns for the Company’s subsidiaries located in foreign jurisdictions are subject to examination for periods ranging from one to six years.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment ended September 30, 2025. The OBBBA includes tax reform provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business expenses. The legislation has various effective dates, ranging from early 2025 through 2026. These changes do not have a material impact on the Company’s consolidated financial statements.
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
Long-term Debt — The Company’s term loan B is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s term loan B is based on current bid prices or prices for similar instruments from active markets and is classified as Level 2. The Company's revolving credit facility is recorded at cost and its fair value is classified as Level 2. As of December 31, 2025 and 2024, the estimated fair value approximated the carrying value of long-term debt.

Derivative Financial Instruments — The Company’s derivative financial instruments, comprised of interest rate cap agreements, are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps is classified as Level 2. As of December 31, 2025, the fair value of the interest rate cap agreements was $2.2 million, of which $1.8 million was recorded in prepaid expenses and other current assets and $0.4 million was recorded in other assets on the consolidated balance sheet. As of December 31, 2024, the fair value of the interest rate cap agreements was $14.7 million, of which $8.4 million was recorded in prepaid expenses and other current assets and $6.3 million was recorded in other assets on the consolidated balance sheet.
Debt Securities — The Company’s investments in debt securities, which are classified as available-for-sale, primarily consist of U.S. Treasury and U.S. government agency securities, corporate bonds and certificates of deposits. These securities are held in escrow by the Company’s wholly-owned captive insurance company and were purchased with restricted cash. As such, these securities are not available to fund the Company’s operations. Debt securities are recorded at fair value. As of December 31, 2025, the fair value of the available-for-sale debt securities was $39.5 million and was classified based on the instruments’ maturity dates, with $15.4 million included in prepaid expenses and other current assets and $24.1 million in other assets on the consolidated balance sheet. As of December 31, 2024, the fair value of the available-for-sale debt securities was $33.7 million and was classified based on the instruments’ maturity dates, with $11.7 million included in prepaid expenses and other current assets and $22.0 million in other assets on the consolidated balance sheet. As of December 31, 2025, debt securities classified as Level 1 and Level 2 had a fair value of $30.9 million and $8.6 million, respectively.
At December 31, 2025 and 2024, the amortized cost was $39.3 million and $33.7 million, respectively. The debt securities held at December 31, 2025 had remaining contractual maturities ranging from less than one year to approximately six years. Unrealized gains and losses, net of tax, and realized gains and losses, on available-for-sale debt securities were immaterial for the years ended December 31, 2025, 2024 and 2023.
Nonrecurring Fair Value Estimates — During the years ended December 31, 2025, 2024, and 2023, the Company recognized impairment losses of $47.5 million, $33.9 million, and $35.9 million, respectively, primarily related to fixed assets and operating lease right-of-use assets.
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
14. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Preferred Stock
The Company has 25 million shares of authorized undesignated preferred stock available for issuance, of which none have been issued. The Company’s board of directors has the authority, without further action by stockholders, to issue up to 25 million shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of December 31, 2025 and 2024, no shares of preferred stock were outstanding.

Treasury Stock
The board of directors of the Company authorized a share repurchase program of up to $500 million (exclusive of fees, commissions or other expenses) of the Company’s outstanding common stock effective June 3, 2025. The share repurchase program has no expiration date. The June 2025 share repurchase program replaced and canceled the prior share repurchase program of up to $400 million announced December 2021, of which approximately $58.9 million remained available thereunder. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities law, including under Rule 10b5-1 plans or accelerated share repurchase programs. During the year ended December 31, 2025 and 2024, the Company repurchased 2.1 million shares for $225.4 million (resulting in a $1.9 million excise tax liability), and 0.8 million shares for $84.6 million (resulting in a $0.4 million excise tax liability), respectively. The Company did not repurchase shares during the year ended December 31, 2023. At December 31, 2025, $329.4 million remained available under the repurchase program.
Equity Incentive Plan
The Company’s 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated (the “Plan”), allows for the issuance of equity awards of up to 7.4 million shares of common stock. The Plan’s original authorization of 5.0 million shares was increased in 2019 by 2.4 million shares as approved by the Company’s stockholders on May 29, 2019. As of December 31, 2025, there were approximately 1.0 million shares of common stock available for grant. The equity awards that have been granted under the Plan consist of time-based stock options, restricted stock, restricted stock units, and performance restricted stock units, which are described below.
Stock-Based Compensation
The Company recognized the impact of stock-based compensation in its consolidated statement of income for the years ended December 31, 2025, 2024, and 2023 and did not capitalize any amounts on the consolidated balance sheet. In the years ended December 31, 2025, 2024, and 2023 the Company recorded stock-based compensation expense of $30.6 million, $33.6 million, and $28.8 million, respectively. Stock-based compensation expense of $29.0 million, $31.7 million, and $26.5 million was recorded in selling, general and administrative expenses in the years ended December 31, 2025, 2024, and 2023, respectively, and $1.6 million, $1.9 million, and $2.3 million was recorded in cost of services, respectively, in the consolidated statement of income in relation to all awards granted under the equity incentive plans. Stock-based compensation expense generated a deferred income tax benefit of $5.6 million, $6.3 million, and $5.6 million in the years ended December 31, 2025, 2024, and 2023, respectively.
The income tax net shortfall (benefit) realized from the exercise or expiration of stock options and vesting of restricted stock in the years ended December 31, 2025, 2024, and 2023 was $(1.2) million, $1.0 million, and $2.9 million, respectively.
As of December 31, 2025, there was $31.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over a weighted average remaining requisite service period of approximately two years. Estimated forfeitures are based on the Company’s historical forfeitures and is adjusted periodically based on actual results. There were no share-based awards classified as a liability during the year ended December 31, 2025.
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
Stock-based compensation expense for stock options is based on the fair value of the award on the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Years ended December 31,
	2025	2024	2023
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	42.1%	40.7%	39.0%
Risk free interest rate	4.1%	4.2%	4.1%
Expected life of options (years)	5.6	5.6	5.6
Weighted average fair value per share of options granted during the period	$58.93	$51.28	$34.51

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
The following table summarizes the stock option activity under the Company’s equity plan for the year ended December 31, 2025:

	Weighted Average Remaining Contractual Life (In years)
		Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2025	2.9	1,375,544	$134.37
Granted		45,438	130.21
Exercised		(116,660)	103.35
Forfeited/Expired		(67,763)	139.24
Outstanding at December 31, 2025	2.3	1,236,559	$136.88	$1.5
Exercisable at December 31, 2025	1.7	1,023,876	$138.99	$0.9
Vested and expected to vest at December 31, 2025	2.3	1,230,230	$136.93	$1.5
The fair value (pre-tax) of options that vested during the years ended December 31, 2025, 2024, and 2023 was $10.2 million, $11.4 million, and $14.4 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $2.4 million, $7.2 million, and $2.8 million, respectively. Cash proceeds from the exercise of stock options for the years ended December 31, 2025, 2024, and 2023 were $12.1 million, $27.0 million, and $11.8 million, respectively.
Restricted Stock, Restricted Stock Units, and Performance Restricted Stock Units
Restricted stock awards are granted to certain employees at the discretion of the board of directors as allowed under the Plan. Restricted stock awards generally vest on the earliest of the third anniversary of the grant date, a change in control of the Company, or the termination of employment by reason of death or disability, and are accounted for as non-vested stock. Restricted stock is generally sold for a price equal to 50% of the fair value of the Company’s common stock at the date of grant. Proceeds from the issuance of restricted stock are recorded as other liabilities in the consolidated balance sheet until the earlier of vesting or forfeiture of the awards. The unvested shares of restricted stock participate equally in dividends with common stock. Restricted stock is considered legally issued at the date of grant, but is not considered common stock issued and outstanding in accordance with accounting guidance until the requisite service period is fulfilled. There are no outstanding shares of restricted stock at December 31, 2025. During the years ended December 31, 2025, 2024 and 2023, there were no cash proceeds from the issuance of restricted stock. Stock-based compensation expense for restricted stock awards is based on the intrinsic value of the award on the date of grant.
The following table summarizes the restricted stock activity under the Company’s equity plan for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Non-vested restricted stock shares at January 1, 2025	37,284	$64.41
Vested	(37,284)	64.41
Non-vested restricted stock shares at December 31, 2025	—	$—	$—
The fair value of restricted shares vested during the years ended December 31, 2025, 2024, and 2023 was $2.4 million, $7.1 million, and $7.9 million, respectively. There were no restricted stock awards granted during the years ended December 31, 2025, 2024 or 2023.

Restricted stock units are awarded to certain employees as allowed under the Plan and generally vest within three years after the date of the award. The awards allow for the issuance of a share of the Company’s common stock for each unit upon vesting. Restricted stock units are also awarded to members of the board of directors as allowed under the Plan and are vested upon award. The awards to members of the board of directors allow for the issuance of a share of the Company’s common stock for each unit upon the earliest of termination of service as a member of the board of directors or five years after the date of the award. The fair value of restricted stock unit awards is the closing market price of the Company’s common stock at the date of grant.
The following table summarizes the restricted stock unit activity under the Company’s equity plan for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Restricted stock units at January 1, 2025	791,393	$95.79
Granted	231,568	125.78
Converted	(291,427)	99.48
Forfeited	(37,582)	103.47
Restricted stock units at December 31, 2025	693,952	$104.01	$70.4
The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2025, 2024, and 2023 was $125.78, $110.57, and $80.22, respectively.
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
The following table summarizes the performance restricted stock unit activity under the Company’s equity plan for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Performance restricted stock units at January 1, 2025	57,475	$94.82
Granted	24,739	128.34
Forfeited	(2,449)	122.50
Performance restricted stock units at December 31, 2025	79,765	$104.37	$8.1
The weighted average grant date fair value of performance restricted stock units granted during the years ended December 31, 2025, 2024, and 2023 was $128.34, $115.65, and $79.07, respectively.

15. EARNINGS PER SHARE
The following tables sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2025	2024	2023

	(In thousands, except share data)
Basic earnings per share:
Net income	$193,116	$140,191	$74,223
Allocation of net income to common stockholders:
Common stock	$193,116	$140,191	$74,049
Unvested participating shares	—	—	174
Net income	$193,116	$140,191	$74,223

Weighted average common shares outstanding:
Common stock	56,945,743	57,931,572	57,717,102
Unvested participating shares	—	54,476	145,813
Earnings per common share:
Common stock	$3.39	$2.42	$1.28

	Years ended December 31,
	2025	2024	2023

	(In thousands, except share data)
Diluted earnings per share:
Earnings allocated to common stock	$193,116	$140,191	$74,049
Plus: earnings allocated to unvested participating shares	—	—	174
Less: adjusted earnings allocated to unvested participating shares	—	—	(174)
Earnings allocated to common stock	$193,116	$140,191	$74,049

Weighted average common shares outstanding:
Common stock	56,945,743	57,931,572	57,717,102
Effect of dilutive securities	476,758	539,994	215,472
Weighted average common shares outstanding — diluted	57,422,501	58,471,566	57,932,574
Earnings per common share:
Common stock	$3.36	$2.40	$1.28
For the years ended December 31, 2025 and 2024, basic and diluted earnings per share were calculated using the treasury method and for the year ended December 31, 2023, basic and diluted earnings per share were calculated using the two-class method. Equity awards outstanding to purchase or receive 1.1 million, 1.3 million, and 1.8 million shares of common stock were excluded from diluted earnings per share for the years ended December 31, 2025, 2024, and 2023, respectively, since their effect was anti-dilutive. These equity awards may become dilutive in the future.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Foreign currency translation adjustments (1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2024	$(76,130)	$17,100	$(71)	$(59,101)
Other comprehensive income (loss) before reclassifications — net of tax	(42,543)	6,726	66	(35,751)
Less: amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	15,481	(38)	15,443
Net other comprehensive income (loss)	(42,543)	(8,755)	104	(51,194)
Balance at December 31, 2024	(118,673)	8,345	33	(110,295)
Other comprehensive income (loss) before reclassifications — net of tax	74,157	(889)	187	73,455
Less: amounts reclassified from accumulated other comprehensive income — net of tax	—	8,008	2	8,010
Net other comprehensive income (loss)	74,157	(8,897)	185	65,445
Balance at December 31, 2025	$(44,516)	$(552)	$218	$(44,850)
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
Our Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), is responsible for allocating resources and evaluating performance. The CODM assesses segment performance and allocates resources based on factors such as revenue, cost of services, gross profit, and income from operations. Additionally, the CODM utilizes segment gross profit and income from operations in the annual budgeting and forecasting process.
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

Revenue, cost of services, other segment items and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Year ended December 31, 2025
Revenue	$2,081,119	$727,988	$124,500	$2,933,607
Cost of services	1,802,508	373,744	60,168	2,236,420
Other segment items (1)	212,518	132,634	37,370	382,522
Income from operations (2)	$66,093	$221,610	$26,962	$314,665
Interest expense — net				(44,758)
Income before income tax				$269,907

Year ended December 31, 2024
Revenue	$1,961,785	$610,112	$114,116	$2,686,013
Cost of services	1,685,730	322,151	58,526	2,066,407
Other segment items (1)	222,356	118,350	32,281	372,987
Income from operations (3)	$53,699	$169,611	$23,309	$246,619
Interest expense — net				(48,761)
Income before income tax				$197,858

Year ended December 31, 2023
Revenue	$1,780,615	$525,910	$111,732	$2,418,257
Cost of services	1,542,484	287,294	56,755	1,886,533
Other segment items (1)	228,735	102,912	28,836	360,483
Income from operations (4)	$9,396	$135,704	$26,141	$171,241
Interest expense — net				(51,609)
Income before income tax				$119,632
(1)Other segment items for each reportable segment includes selling, general and administrative expenses and amortization expense.
(2)For the year ended December 31, 2025, income from operations for the full service center-based child care segment includes $47.0 million of impairment and net lease termination costs and $1.3 million of costs incurred in connection with the August 2025 debt refinancing. Income from operations for the back-up care segment included $0.5 million of impairment and net lease termination costs. Refer to Note 13, Fair Value Measurements, for additional information on impairment losses and Note 11, Credit Arrangements and Debt Obligations, for additional information on the debt refinancing.
(3)For the year ended December 31, 2024, income from operations for the full service center-based child care segment included $32.8 million of impairment losses and $0.8 million of other costs incurred in connection with the December 2024 debt refinancing. Income from operations for the back-up care segment included $1.1 million of impairment losses. Refer to Note 13, Fair Value Measurements, for additional information on impairment losses and Note 11, Credit Arrangements and Debt Obligations, for additional information on the debt refinancing.
(4)For the year ended December 31, 2023, income from operations for the full service center-based child care segment included $32.0 million of impairment losses and $1.5 million of value-added tax expense related to prior periods, and income from operations for the back-up care segment included $3.9 million of impairment losses and $4.0 million of value-added tax expense related to prior periods. Refer to Note 13, Fair Value Measurements, for additional information on impairment losses.
Depreciation and amortization expense totaled $93.4 million, $97.9 million, and $110.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, of which approximately 85% related to the full service center-based child care segment.

Refer to Note 3, Revenue Recognition, for revenue by geographic region. Fixed assets by geographic region were as follows:

	December 31,
	2025	2024

	(In thousands)
North America	$291,754	$313,839
Outside North America	282,446	259,100
Total fixed assets	$574,200	$572,939
The classification “North America” is comprised of the Company’s operations in the United States (including Puerto Rico) and the classification “Outside North America” includes the Company’s operations in the United Kingdom, the Netherlands, Australia and India. All of the fixed assets in North America were located in the United States, and fixed assets located in the United Kingdom were $222.2 million and $205.9 million at December 31, 2025 and 2024, respectively. Fixed assets associated with each of the other countries in which the Company operates were less than 10% of total fixed assets.
18. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees in the United States. To be eligible for the 401(k) Plan, an employee must be at least 20 years of age and have completed their eligibility period of 60 days of service from date of hire. The 401(k) Plan is funded by elective employee contributions of up to 75% of their compensation, subject to certain limitations. Under the 401(k) Plan, the Company matches 25% of employee contributions for each participant on employee contributions of up to 8% of the employee’s compensation after 60 days of service. Expense under the 401(k) Plan, consisting of Company contributions and plan administrative expenses paid by the Company, totaled approximately $5.8 million, $6.1 million, and $5.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company maintains other defined contribution and defined benefit pension plans that cover eligible employees in the United Kingdom, the Netherlands and Australia. These plans are generally funded by employee and employer contributions. Expense under these plans, including employer contributions, totaled approximately $23.6 million, $26.4 million, and $21.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company maintains a Non-qualified Deferred Compensation Plan (the “NQDC Plan”) for eligible employees. Eligible employees are employees who have capped contribution levels in the existing 401(k) Plan due to the thresholds dictated by the IRS definition of “highly compensated” employees, as well as other employees at the Company’s discretion. The NQDC Plan is funded by elective employee contributions of up to 50% of their base compensation and up to 100% of other forms of compensation, as defined. Under the NQDC Plan, the Company matches 25% of employee contributions for each participant up to $2,500. The Company holds investments in company-owned life insurance policies which are recorded at cash surrender value and offset the Company’s liabilities under the NQDC Plan. Total cash surrender value of insurance policies included in other assets in the consolidated balance sheet were $30.2 million and $23.5 million at December 31, 2025 and December 31, 2024, respectively. NQDC Plan liabilities, included in other current and long-term liabilities in the consolidated balance sheet, were $1.5 million and $28.8 million at December 31, 2025, respectively. NQDC Plan liabilities, included in other current and long-term liabilities in the consolidated balance sheet, were $1.9 million and $21.7 million at December 31, 2024, respectively.
19. COMMITMENTS AND CONTINGENCIES
Letters of Credit
At December 31, 2025, the Company had 64 letters of credit outstanding used to guarantee certain rent payments for up to $2.6 million. These letters of credit are secured by cash deposits, which are included in other assets in the consolidated balance sheet. The Company also had 83 letters of credit outstanding used to guarantee certain rent payments for up to $9.9 million. Additionally, letters of credit totaling $20.2 million reduced availability in the U.S. revolving credit facility as collateral for our wholly-owned captive insurance entity. No amounts have been drawn against these letters of credit.
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

Insurance and Regulatory
The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan. Additionally, a portion of the general liability coverage is provided by the Company’s wholly-owned captive insurance entity. Management believes that the amounts accrued for these obligations are sufficient and that ultimate settlement of such claims or costs associated with claims made under these plans will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The net assets of the captive insurance subsidiary were not material to the consolidated financial statements as of December 31, 2025 and 2024, respectively.
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
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, such disclosure controls and procedures were effective.
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
Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework and criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.
Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Independent Registered Public Accounting Firm
Our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which follows below.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Bright Horizons Family Solutions Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bright Horizons Family Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2026

Item 9B. Other Information
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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
Information regarding our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.” The remaining information required by this item will be contained in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2025 (the “Definitive Proxy Statement”) under the headings “Election of Directors,” “Corporate Governance and Director Independence” and “Board of Directors and Committees of the Board” and is incorporated herein by reference.
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
4.1
Description of Registrant's Securities registered pursuant to the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, File No. 001-35780, filed February 27, 2025)

10.1.1
Credit Agreement, as amended and restated as of November 7, 2016, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., JPMorgan Chase Bank, N.A., the Lenders and other parties thereto, as previously named (incorporated by reference to Exhibit 10.3(2) to the Company’s Annual Report on Form 10-K, filed March 1, 2017)

10.1.2
Amendment Agreement, dated as of November 23, 2021, including the Second Amended and Restated Credit Agreement, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as the 2021 Term B Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 24, 2021)

10.1.3
First Amendment to Second Amended and Restated Credit Agreement, dated December 21, 2022, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and L/C Issuer, Bank of America, N.A., as the 2021 Term B Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K, filed February 28, 2023)

10.1.4
Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 11, 2024, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, File No. 001-35780, filed December 11, 2024)

10.1.5
Refinancing Amendment, dated as of April 17, 2025, by and among Bright Horizons Family Solutions LLC, as Borrower, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, the Refinancing Revolving Lenders party thereto and the Refinancing Issuing Banks party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-35780, filed April 21, 2025) (1)

10.1.6
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of August 21, 2025, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., certain other subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, File No. 001-35780, filed August 21, 2025)

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

Exhibit Number	Exhibit Title
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

19.*	Bright Horizons Family Solutions Inc. Amended and Restated Insider Trading Policy.
21.1*	Subsidiaries of Bright Horizons Family Solutions Inc.
23.1*	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.	Bright Horizons Family Solutions Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, filed February 27, 2024)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Management contract or compensatory plan.
(1)	Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2026

Bright Horizons Family Solutions Inc.
By:	/s/ Stephen H. Kramer
Name:	Stephen H. Kramer
Title:	Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen H. Kramer	Director, Chief Executive Officer and President (Principal Executive Officer)	February 26, 2026
Stephen H. Kramer

/s/ Elizabeth Boland	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Elizabeth Boland

/s/ Jason Janoff	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Jason Janoff

/s/ David Lissy	Director, Chair	February 26, 2026
David Lissy

/s/ Lawrence Alleva	Director	February 26, 2026
Lawrence Alleva

/s/ Julie Atkinson	Director	February 26, 2026
Julie Atkinson

/s/ Joshua Bekenstein	Director	February 26, 2026
Joshua Bekenstein

/s/ Jordan Hitch	Director	February 26, 2026
Jordan Hitch

/s/ Laurel Richie	Director	February 26, 2026
Laurel Richie

/s/ Jennifer Schulz	Director	February 26, 2026
Jennifer Schulz

/s/ Mary Ann Tocio	Director	February 26, 2026
Mary Ann Tocio