Form 10-Q
period 2026-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2026-05-07
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of April 27, 2026, there were 52,606,675 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended March 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$133,448	$140,091
Accounts receivable — net of allowance for credit losses of $3,437 and $3,667 at March 31, 2026 and December 31, 2025, respectively	215,726	293,983
Prepaid expenses and other current assets	80,574	69,899
Total current assets	429,748	503,973
Fixed assets — net	566,675	574,200
Goodwill	1,824,458	1,824,175
Other intangible assets — net	192,439	193,452
Operating lease right-of-use assets	664,638	682,069
Other assets	113,782	111,734
Total assets	$3,791,740	$3,889,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of revolving credit facility	185,560	199,552
Accounts payable and accrued expenses	266,763	292,812
Current portion of operating lease liabilities	110,520	110,229
Deferred revenue	319,814	330,647
Other current liabilities	45,111	32,925
Total current liabilities	927,768	966,165
Long-term debt — net	897,704	747,614
Operating lease liabilities	679,571	702,845
Other long-term liabilities	105,573	104,126
Deferred revenue	14,207	14,689
Deferred income taxes	21,287	14,873
Total liabilities	2,646,110	2,550,312
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 52,870,361 and 55,622,045 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	53	56
Additional paid-in capital	198,526	424,953
Accumulated other comprehensive loss	(46,189)	(44,850)
Retained earnings	993,240	959,132
Total stockholders’ equity	1,145,630	1,339,291
Total liabilities and stockholders’ equity	$3,791,740	$3,889,603
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2026	2025

	(In thousands, except share data)
Revenue	$712,222	$665,527
Cost of services	548,732	509,790
Gross profit	163,490	155,737
Selling, general and administrative expenses	97,353	91,861
Amortization of intangible assets	1,188	1,604
Income from operations	64,949	62,272
Interest expense — net	(12,022)	(10,351)
Income before income tax	52,927	51,921
Income tax expense	(18,819)	(13,872)
Net income	$34,108	$38,049

Earnings per common share:
Common stock — basic	$0.63	$0.66
Common stock — diluted	$0.62	$0.66

Weighted average common shares outstanding:
Common stock — basic	54,337,976	57,383,787
Common stock — diluted	54,704,178	57,950,748
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2026	2025

	(In thousands)
Net income	$34,108	$38,049
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,330)	23,932
Unrealized gain (loss) on cash flow hedges and investments, net of tax	991	(2,906)
Total other comprehensive income (loss)	(1,339)	21,026
Comprehensive income	$32,769	$59,075
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2026	55,622,045	$56	$424,953	$—	$(44,850)	$959,132	$1,339,291
Stock-based compensation expense			7,424				7,424
Issuance of common stock under the Equity Incentive Plan	257,809	—	—				—
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(96,843)	—	(6,926)				(6,926)
Purchase of treasury stock				(226,928)			(226,928)
Retirement of treasury stock	(2,912,650)	(3)	(226,925)	226,928			—
Other comprehensive loss					(1,339)		(1,339)
Net income						34,108	34,108
Balance at March 31, 2026	52,870,361	$53	$198,526	$—	$(46,189)	$993,240	$1,145,630

	Three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2025	57,404,736	$57	$622,618	$—	$(110,295)	$766,016	$1,278,396
Stock-based compensation expense			8,157				8,157
Issuance of common stock under the Equity Incentive Plan	344,112	—	10,652				10,652
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(99,690)	—	(12,587)				(12,587)
Purchase of treasury stock				(19,722)			(19,722)
Retirement of treasury stock	(169,851)	—	(19,722)	19,722			—
Other comprehensive income					21,026		21,026
Net income						38,049	38,049
Balance at March 31, 2025	57,479,307	$57	$609,118	$—	$(89,269)	$804,065	$1,323,971
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2026	2025

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,108	$38,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,233	21,875
Stock-based compensation expense	7,424	8,157
Deferred income taxes	5,855	5,012
Non-cash interest and other — net	2,355	(113)
Changes in assets and liabilities:
Accounts receivable	78,021	44,800
Prepaid expenses and other current assets	(3,446)	32
Accounts payable and accrued expenses	(33,366)	(32,420)
Income taxes	1,354	200
Deferred revenue	(10,444)	1,734
Leases	(6,418)	(1,005)
Other assets	(1,172)	(1,104)
Other current and long-term liabilities	10,217	961
Net cash provided by operating activities	107,721	86,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets — net	(20,121)	(15,231)
Proceeds from debt securities and other investments	5,085	4,874
Purchases of debt securities and other investments	(4,476)	(4,185)
Net cash used in investing activities	(19,512)	(14,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	251,640	—
Payments under revolving credit facility	(113,236)	—
Principal payments of long-term debt	—	(49,500)
Purchase of treasury stock	(224,796)	(19,573)
Proceeds from issuance of common stock upon exercise of options	—	8,251
Taxes paid related to the net share settlement of stock options and restricted stock	(6,926)	(12,587)
Net cash used in financing activities	(93,318)	(73,409)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,317)	2,026
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,426)	253
Cash, cash equivalents and restricted cash — beginning of period	143,158	123,715
Cash, cash equivalents and restricted cash — end of period	$136,732	$123,968
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three months ended March 31,
	2026	2025

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$133,448	$112,047
Restricted cash, included in prepaid expenses and other current assets	761	9,626
Restricted cash, included in other assets	2,523	2,295
Total cash, cash equivalents and restricted cash — end of period	$136,732	$123,968

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$13,157	$14,509
Cash received from cash flow hedges of interest rate risk	$807	$3,885
Cash payments of income taxes (net of refunds in 2026)	$11,451	$7,591
Cash paid for amounts included in the measurement of lease liabilities	$43,666	$38,364

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$1,652	$1,552
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$6,217	$21,772
Restricted stock reclassified from other current liabilities to equity upon vesting	$—	$2,401
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization — Bright Horizons Family Solutions Inc. (“Bright Horizons” or the “Company”) provides early education and child care, comprehensive back-up care solutions, and educational advisory services for employers and families in the United States, the United Kingdom, the Netherlands, Australia and India. The Company provides services designed to support both working families and employers' workforce strategies by supporting their employees across life and career stages, and improving employee recruitment, engagement, productivity, retention, and career advancement. The Company provides services primarily under multi-year contracts with employer-clients who offer early education and child care, back-up care, and educational advisory services as part of their employee benefits package.
As of March 31, 2026, the Company operated 988 early education and child care centers.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of March 31, 2026 and the unaudited condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 31, 2026 and the unaudited condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2026 and 2025, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stockholders’ Equity — The board of directors of the Company authorized a new share repurchase program of up to $600 million (exclusive of fees, commissions or other expenses) of the Company’s outstanding common stock effective March 9, 2026. The new share repurchase program has no expiration date and canceled and replaced the prior share repurchase program of up to $500 million announced in June 2025, of which approximately $127.6 million remained available thereunder. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities law, including under Rule 10b5-1 plans or accelerated share repurchase programs. During the three months ended March 31, 2026, the Company repurchased approximately 2.9 million shares for $224.8 million (resulting in a $2.1 million excise tax liability). During the three months ended March 31, 2025, the Company repurchased approximately 0.2 million shares for $19.7 million under the repurchase program. All repurchased shares have been retired and, as of March 31, 2026, $577.1 million remained available under the Board-approved repurchase program.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended March 31, 2026
North America	$332,596	$130,527	$26,919	$490,042
Outside North America	208,038	14,142	—	222,180
	$540,634	$144,669	$26,919	$712,222
Three months ended March 31, 2025
North America	$332,975	$118,829	$26,368	$478,172
Outside North America	177,572	9,783	—	187,355
	$510,547	$128,612	$26,368	$665,527
The classification “North America” is comprised of the Company’s operations in the United States (including Puerto Rico) and the classification “Outside North America” includes the Company’s operations in the United Kingdom, the Netherlands, Australia and India.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. The Company recognized $204.1 million and $186.3 million as revenue during the three months ended March 31, 2026 and 2025, respectively, which was included in the deferred revenue balance at the beginning of each respective period.
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
3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of March 31, 2026 and December 31, 2025, there were no material finance leases.
Lease Expense
The components of lease expense were as follows:

	Three months ended March 31,
	2026	2025

	(In thousands)
Operating lease expense (1)	$37,529	$36,395
Variable lease expense (1)	11,149	11,337
Total lease expense	$48,678	$47,732
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.

Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	March 31, 2026	December 31, 2025

Weighted average remaining lease term (in years)	9	9
Weighted average discount rate	7.0%	7.0%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of March 31, 2026:

Operating Leases

(In thousands)
Remainder of 2026	$111,093
2027	156,406
2028	143,266
2029	126,993
2030	106,136
Thereafter	436,421
Total lease payments	1,080,315
Less imputed interest	(290,224)
Present value of lease liabilities	790,091
Less current portion of operating lease liabilities	(110,520)
Long-term operating lease liabilities	$679,571
As of March 31, 2026, the Company had not entered into additional operating leases that have not yet commenced.
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
There were no acquisitions in the three months ended March 31, 2026.
2025 Acquisitions
During the year ended December 31, 2025, the Company acquired three centers in the United Kingdom in two separate business acquisitions, which were each accounted for as a business combination. The businesses were acquired for aggregate cash consideration of $6.8 million, net of $0.3 million cash acquired, and $0.1 million of deferred consideration, and are subject to adjustments from the settlement of the final working capital. The Company recorded goodwill of $4.9 million related to the full service center-based child care segment for these acquisitions, which will not be deductible for tax purposes. In addition, the Company recorded intangible assets of $0.5 million.
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of March 31, 2026, the purchase price allocation for these acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Balance at January 1, 2026	$1,575,631	$210,868	$37,676	$1,824,175
Adjustments to prior year acquisitions	163	—	—	163
Effect of foreign currency translation	582	(462)	—	120
Balance at March 31, 2026	$1,576,376	$210,406	$37,676	$1,824,458
The Company also has intangible assets, which consisted of the following as of March 31, 2026 and December 31, 2025:

March 31, 2026	Cost	Accumulated amortization	Net carrying amount

	(In thousands)
Definite-lived intangible assets:
Customer relationships	$386,771	$(380,544)	$6,227
Trade names	16,281	(10,916)	5,365
	403,052	(391,460)	11,592
Indefinite-lived intangible assets:
Trade names	180,847	—	180,847
	$583,899	$(391,460)	$192,439

December 31, 2025	Cost	Accumulated amortization	Net carrying amount

	(In thousands)
Definite-lived intangible assets:
Customer relationships	$386,482	$(379,457)	$7,025
Trade names	16,148	(10,693)	5,455
	402,630	(390,150)	12,480
Indefinite-lived intangible assets:
Trade names	180,972	—	180,972
	$583,602	$(390,150)	$193,452
The Company estimates that it will record amortization expense related to intangible assets existing as of March 31, 2026 as follows:

Estimated amortization expense

(In thousands)
Remainder of 2026	$3,495
2027	3,156
2028	1,776
2029	720
2030	699
Thereafter	1,746
$11,592

6. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company’s senior secured credit facilities consist of a term loan B facility (“term loan B”) and a $900 million multi-currency revolving credit facility (“revolving credit facility”). Prior to April 17, 2025, the Company’s senior secured credit facilities included a term loan A facility (“term loan A”).
Long-term debt obligations were as follows:

	March 31, 2026	December 31, 2025

	(In thousands)
Term loan B	$450,000	$450,000
Revolving credit facility	635,560	499,552
Deferred financing costs and original issue discount	(2,296)	(2,386)
Total debt	1,083,264	947,166
Less current portion of revolving credit facility	(185,560)	(199,552)
Long-term debt	$897,704	$747,614
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
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 5.42% and 5.47% as of March 31, 2026 and December 31, 2025, respectively, and the weighted average interest rate was 5.44% and 6.05% for the three months ended March 31, 2026 and 2025, respectively, prior to the effects of any interest rate hedge arrangements.
The effective interest rate for the revolving credit facility was 4.97% and 4.96% as of March 31, 2026 and December 31, 2025, respectively, and the weighted average interest rate was 4.94% for the three months ended March 31, 2026 prior to the effects of any interest rate hedge arrangements. There were no borrowings outstanding under the revolving credit facility at March 31, 2025 and no borrowings were made during the three months ended March 31, 2025. The effective interest rate on the revolving credit facility may fluctuate from borrowing to borrowing for various reasons, including changes in the term benchmark or base interest rate, and the selected interest period as terms can vary between under-30 day and over-30 day borrowings.
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
The revolving credit facility matures on April 17, 2030. However, if there is any additional material indebtedness maturing on or before April 17, 2030, the maturity date will be 91 days prior to the maturity of that material indebtedness, unless the Company satisfies a minimum liquidity threshold test as of that date. As of March 31, 2026, the Company does not hold any material indebtedness maturing on or before April 17, 2030.
As of March 31, 2026, borrowings outstanding on the revolving credit facility were $629.1 million (composed of $505.0 million, €71.8 million and £31.4 million) and letters of credit outstanding were $20.2 million, with $250.2 million available for borrowing. Since the revolving credit facility has a contractual maturity in excess of 12 months from the balance sheet date and the Company has the ability and intends to renew borrowings of at least $450 million through March 31, 2027, such balance has been presented as long-term on the condensed consolidated balance sheet at March 31, 2026. As of December 31, 2025, borrowings outstanding on the revolving credit facility were $496.5 million (composed of $370.0 million, €71.8 million and £31.4 million) and letters of credit outstanding were $20.2 million, with $383.7 million available for borrowing.
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
In 2024, the Company entered into a AU$5 million (USD$3.3 million) uncommitted working capital credit facility in Australia for short-term borrowing purposes. In 2026, the line of credit was increased to AU$9.4 million (USD$6.5 million). As of March 31, 2026 and December 31, 2025, there were AU$9.4 million (USD$6.5 million) and AU$4.5 million (USD$3.0 million) borrowings outstanding under this facility, respectively. The effective interest rate as of March 31, 2026 and December 31, 2025 was 6.00% and 5.59%, respectively, and the weighted average interest rate for the three months ended March 31, 2026 was 5.80% for this working capital credit facility.
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

In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp. (the “Guarantor”), the Company’s direct subsidiary, to be a passive holding company, subject to certain exceptions. The Company is the ultimate parent of the Guarantor and the Borrower and the Company’s material assets are held, and operations are conducted, by the Borrower and its subsidiaries. The revolving credit facility requires Bright Horizons Family Solutions LLC as the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio not to exceed 4.25 to 1.00. A breach of the applicable covenant is subject to certain equity cure rights.
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
In February 2026, the Company entered into an additional interest rate cap agreement with a total notional value of $150 million, designated and accounted for as a cash flow hedge from inception. The interest rate cap agreement, which has a forward starting effective date of October 30, 2026, provides the Company with interest rate protection in the event the one-month term SOFR rate increases above 2.75%, and expires on October 31, 2027.
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	March 31, 2026	December 31, 2025

		(In thousands)
Interest rate caps - asset	Prepaid and other current assets	$1,697	$1,763
Interest rate caps - asset	Other assets	$2,257	$423
The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended March 31, 2026
Cash flow hedges	$1,794	Interest expense — net	$220	$1,574
Income tax effect	(470)	Income tax expense	(58)	(412)
Net of income taxes	$1,324		$162	$1,162

Three months ended March 31, 2025
Cash flow hedges	$(903)	Interest expense — net	$3,207	$(4,110)
Income tax effect	241	Income tax expense	(857)	1,098
Net of income taxes	$(662)		$2,350	$(3,012)
During the next 12 months, the Company estimates that a net gain of $0.3 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense related to these derivative financial instruments.

7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2026	2025

	(In thousands, except share data)
Net income	$34,108	$38,049

Weighted average common shares outstanding — basic	54,337,976	57,383,787
Effect of dilutive securities	366,202	566,961
Weighted average common shares outstanding — diluted	54,704,178	57,950,748

Earnings per common share — basic	$0.63	$0.66
Earnings per common share — diluted	$0.62	$0.66
For the three months ended March 31, 2026 and 2025, basic and diluted earnings per share were calculated using the treasury method. Equity awards outstanding to purchase or receive 1.1 million shares of common stock were excluded from diluted earnings per share for the three months ended March 31, 2026 and 2025, since their effect was anti-dilutive.
8. INCOME TAXES
The Company’s effective income tax rates were 35.6% and 26.7% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which is included in tax expense.
During the three months ended March 31, 2026, the net shortfall tax expense from stock-based compensation increased tax expense by $2.5 million. During the three months ended March 31, 2025, the net excess tax benefit from stock-based compensation decreased tax expense by $1.3 million. For the three months ended March 31, 2026 and 2025, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 28% and 27%, respectively.
The Company’s unrecognized tax benefits were $1.1 million and $1.0 million as of March 31, 2026 and December 31, 2025, respectively, inclusive of interest.
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
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company’s filings for the tax years 2021 through 2024 are subject to audit based upon the statute of limitations.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consisted mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed as of March 31, 2026.
Long-term Debt — The Company’s term loan B is recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s term loan B is based on current bid prices or prices for similar instruments from active markets and is classified as Level 2. The Company's revolving credit facility is recorded at cost and its fair value is classified as Level 2. As of March 31, 2026 and December 31, 2025, the estimated fair value approximated the carrying value of the total long-term debt.
Derivative Financial Instruments — The Company’s derivative financial instruments, comprised of interest rate cap agreements, are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps is classified as Level 2. As of March 31, 2026, the fair value of the interest rate cap agreements was $4.0 million, of which $1.7 million was recorded in prepaid expenses and other current assets and $2.3 million was recorded in other assets on the consolidated balance sheet. As of December 31, 2025, the fair value of the interest rate cap agreements was $2.2 million, of which $1.8 million was recorded in prepaid expenses and other current assets and $0.4 million was recorded in other assets on the consolidated balance sheet.
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
Debt securities are recorded at fair value. As of March 31, 2026, the fair value of the available-for-sale debt securities was $38.6 million and was classified based on the instruments’ maturity dates, with $14.4 million included in prepaid expenses and other current assets and $24.2 million in other assets on the consolidated balance sheet. As of December 31, 2025, the fair value of the available-for-sale debt securities was $39.5 million, with $15.4 million included in prepaid expenses and other current assets and $24.1 million in other assets on the consolidated balance sheet. As of March 31, 2026, debt securities classified as Level 1 and Level 2 had a fair value of $28.8 million and $9.8 million, respectively. As of December 31, 2025, debt securities classified as Level 1 and Level 2 had a fair value of $30.9 million and $8.6 million, respectively.
As of March 31, 2026 and December 31, 2025, the amortized cost was $38.5 million and $39.3 million, respectively. The debt securities held at March 31, 2026 had remaining contractual maturities ranging from less than one year to approximately five years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three months ended March 31, 2026 and 2025.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Three months ended March 31, 2026
	Foreign currency translation adjustments(1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2026	$(44,516)	$(552)	$218	$(44,850)
Other comprehensive income (loss) before reclassifications — net of tax	(2,330)	1,324	(166)	(1,172)
Less: amounts reclassified from accumulated other comprehensive income — net of tax	—	162	5	167
Net other comprehensive income (loss)	(2,330)	1,162	(171)	(1,339)
Balance at March 31, 2026	$(46,846)	$610	$47	$(46,189)

	Three months ended March 31, 2025
	Foreign currency translation adjustments(1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2025	$(118,673)	$8,345	$33	$(110,295)
Other comprehensive income (loss) before reclassifications — net of tax	23,932	(662)	108	23,378
Less: amounts reclassified from accumulated other comprehensive income — net of tax	—	2,350	2	2,352
Net other comprehensive income (loss)	23,932	(3,012)	106	21,026
Balance at March 31, 2025	$(94,741)	$5,333	$139	$(89,269)
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

Revenue, cost of services, other segment items and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended March 31, 2026
Revenue	$540,634	$144,669	$26,919	$712,222
Cost of services	448,894	84,516	15,322	548,732
Other segment items (1)	54,835	34,581	9,125	98,541
Income from operations	$36,905	$25,572	$2,472	$64,949
Interest expense — net				(12,022)
Income before income tax				$52,927

Three months ended March 31, 2025
Revenue	$510,547	$128,612	$26,368	$665,527
Cost of services	422,120	72,741	14,929	509,790
Other segment items (1)	55,173	29,487	8,805	93,465
Income from operations	$33,254	$26,384	$2,634	$62,272
Interest expense — net				(10,351)
Income before income tax				$51,921
(1)Other segment items for each reportable segment includes selling, general and administrative expenses and amortization expense.
Depreciation and amortization expense totaled $23.2 million and $21.9 million for the three months ended March 31, 2026 and 2025, respectively, of which approximately 85% related to the full service center-based child care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; workplace and demographic trends; wage rate increases, personnel costs and labor markets; future center closures and portfolio optimization and impacts; our operations outside the United States; back-up care services and use types; enrollment trends and recovery and occupancy in both the United States and outside the United States; our Australia business and operating conditions; our center cohort occupancy levels; cost management and capital spending; investments in employees and wages; contributions and growth in our back-up care segment; the availability or lack of government support programs; tuition rate increases and pricing strategies; leases, terms and expirations; ability to respond to changing or volatile market conditions; our growth and strategic priorities; ability to regain and sustain our business; demand for services; our business model; our value proposition, client relations and partnerships; seasonality; macroeconomic trends and changing conditions, including uncertainty and inflationary or recessionary pressures; fluctuating interest rates; changes in laws and regulations; investments in segments and strategic opportunities; investments in technology, marketing, user experience and network supply; our opportunities for expansion; acquisitions, contributions and expected synergies; contingent consideration; amortization expense; our fair value estimates; goodwill from business combinations; impairments; fixed assets; estimates and impact of employee equity transactions; unrecognized tax benefits and the impact of uncertain tax positions; our effective tax rate and estimates; the outcome of tax audits, settlements and tax liabilities; impact of tax benefits/expense; fluctuations, impact and estimates of foreign currency exchange rates and interest rates; our capital allocation; share repurchase program and future activity; the outcome of litigation, legal proceedings/claims and our insurance coverage; debt securities; our interest rates, weighted average interest rate, expense and impact of our interest rate cap agreements; credit risk; the use of derivatives or other market risk sensitive instruments; critical accounting policies and estimates; impact of new accounting pronouncements; our indebtedness; borrowings under our senior secured credit facilities; the need for additional debt or equity financing, including raising additional funds or refinancing our outstanding indebtedness, and our ability to obtain such financing; contractual and actual maturities; our sources, drivers and uses of cash flows; our ability to fund operations and make capital expenditures and payments with cash and cash equivalents and borrowings; and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, changes in the demand for child care, dependent care and other workplace solutions, including variations in enrollment trends and lower than expected demand from employer sponsor clients as well as variations in workforce demographics and work environments; the constrained labor market for teachers and staff and ability to hire and retain talent, including the impact of increased compensation and labor costs; the availability or lack of government support programs, and the impact of available government child care benefit programs; our ability to respond to changing client and customer needs; competition in our industry; the possibility that acquisitions may disrupt our operations and expose us to additional risk; our ability to pass on our increased costs; our indebtedness and the terms of such indebtedness; our ability to withstand seasonal fluctuations in the demand for our services; our ability to implement our growth strategies successfully; our ability to close underperforming centers; changes in general economic, political, business and financial market conditions and other macroeconomic events and uncertainty, including the impact of inflation and interest rate fluctuations; fluctuations in currency exchange rates; the effects of a cyber-attack, data breach or other security incident on our information technology system or software or those of our third party vendors; changes in tax rates or policies; damage or harm to our brand or reputation, including as a result of recent incidents and media coverage; outcome of legal matters, claims, allegations, actual or threatened litigation and regulatory investigations; insurance risks; changes in laws and regulations; and other risks and uncertainties more fully described in the “Risk Factors” section of our Annual Report on Form 10-K filed on February 26, 2026, and other factors disclosed from time to time in our other filings with the Securities and Exchange Commission.

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
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
We are a leading provider of high-quality early education and child care, comprehensive back-up care solutions, and educational advisory services. Our offerings support both working families and employers' workforce strategies by supporting their employees across life and career stages, and improving employee recruitment, engagement, productivity, retention, and career advancement. We provide services primarily under multi-year contracts with employer-clients who offer early education and child care, back-up care, and educational advisory services as part of their employee benefits package.
As of March 31, 2026, we operated 988 early education and child care centers with the capacity to serve approximately 112,500 children in the United States, the United Kingdom, the Netherlands, Australia and India.
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
During the three months ended March 31, 2026, we saw strong growth in back-up care with a 12% year-over-year increase in revenue as a result of increased utilization. We also saw year-over-year revenue growth of 6% in our full service center-based child care segment, primarily from tuition rate increases. To track our continued improvement in occupancy rates, we monitor occupancy for a cohort of centers that has been operating since the 2021 fall enrollment cycle, and as of March 31, 2026, this cohort of centers totaled 728 centers. Occupancy represents utilization for each respective center and is calculated as the average full-time enrollment divided by the total operating capacity during the period. For the quarter ended March 31, 2026, 48% of these centers were more than 70% enrolled, 44% were between 40-70% enrolled and 8% were less than 40% enrolled, which reflects improved occupancy when compared to the same period in the prior year.
While we continue to see year-over-year growth and progress, our operating environment is impacted by increased operating costs, a tight labor market, varying enrollment demands, shifting work demographics, and challenging macroeconomic conditions. We continue to monitor and respond to the evolving needs of clients, families and children as well as the changes in operating environments, including our Australia full service business, where we have recently experienced more challenging enrollment trends and operating conditions. We will continue to monitor and assess trends and operating conditions in Australia. We continue to assess our portfolio of centers through the evaluation of expected near-term and long-term performance, as well as our partnerships with clients. As a result, we routinely close underperforming centers and expect to close additional underperforming centers identified in these evaluations over the next 12 months.
We are focused on our strategic priorities to deliver high quality education and care services, connect across our service lines, extend our impact on new and existing customers and clients, and preserve our strong culture, and we are committed to serving the needs of families, clients and our employees. We are confident in our value proposition, business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing market conditions.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	%	2025	%

	(In thousands, except percentages)
Revenue	$712,222	100.0%	$665,527	100.0%
Cost of services	548,732	77.0%	509,790	76.6%
Gross profit	163,490	23.0%	155,737	23.4%
Selling, general and administrative expenses	97,353	13.7%	91,861	13.8%
Amortization of intangible assets	1,188	0.2%	1,604	0.2%
Income from operations	64,949	9.1%	62,272	9.4%
Interest expense — net	(12,022)	(1.7)%	(10,351)	(1.6)%
Income before income tax	52,927	7.4%	51,921	7.8%
Income tax expense	(18,819)	(2.6)%	(13,872)	(2.1)%
Net income	$34,108	4.8%	$38,049	5.7%

Adjusted EBITDA (1)	$95,606	13.4%	$92,304	13.9%
Adjusted income from operations (1)	$64,949	9.1%	$62,272	9.4%
Adjusted net income (1)	$44,616	6.3%	$44,719	6.7%
(1)Adjusted EBITDA, adjusted income from operations and adjusted net income are financial measures that are not determined in accordance with generally accepted accounting principles in the United States (“GAAP”), which are commonly referred to as “non-GAAP financial measures.” Refer to “Non-GAAP Financial Measures and Reconciliation” below for a reconciliation of these non-GAAP financial measures to their most directly comparable financial measures determined under GAAP and for information regarding our use of non-GAAP financial measures.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenue. Revenue for the three months ended March 31, 2026, increased by $46.7 million, or 7%, to $712.2 million from $665.5 million for the same period in 2025. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025		Change 2026 vs 2025

	(In thousands, except percentages)
Full service center-based child care	$540,634	75.9%	$510,547	76.7%	$30,087	5.9%
Tuition	495,799	91.7%	464,626	91.0%	31,173	6.7%
Management fees and operating subsidies	44,835	8.3%	45,921	9.0%	(1,086)	(2.4)%
Back-up care	144,669	20.3%	128,612	19.3%	16,057	12.5%
Educational advisory services	26,919	3.8%	26,368	4.0%	551	2.1%
Total revenue	$712,222	100.0%	$665,527	100.0%	$46,695	7.0%
Revenue generated by the full service center-based child care segment in the three months ended March 31, 2026 increased by $30.1 million, or 6%, when compared to the same period in 2025. Tuition revenue increased by $31.2 million, or 7%, when compared to the prior year, primarily due to average tuition rate increases at our child care centers of approximately 4%, offset by the impact of centers which have closed since December 31, 2024, which reduced revenue by approximately 2.5%, and by lower enrollment in our Australia centers which reduced revenue by approximately 1%. Fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations increased tuition revenue in the three months ended March 31, 2026 by approximately 3%, or $16.5 million. We expect to be impacted by fluctuations in the foreign currency exchange rates throughout the remainder of the year, although we do not expect the impact on net earnings to be material.
Management fees and operating subsidies from employer sponsors remained relatively consistent with the prior year.

Revenue generated by back-up care services in the three months ended March 31, 2026 increased by $16.1 million, or 12%, when compared to the same period in 2025. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based care, in-home care, and school-age programs by employees of new and existing clients.
Revenue generated by educational advisory services in the three months ended March 31, 2026 remained relatively consistent with the same period in 2025.
Cost of Services. Cost of services increased by $38.9 million, or 8%, to $548.7 million for the three months ended March 31, 2026 from $509.8 million for the same period in 2025.
Cost of services in the full service center-based child care segment increased by $26.8 million, or 6%, to $448.9 million in the three months ended March 31, 2026 when compared to the same period in 2025. The increase in cost of services was primarily associated with increased personnel costs, which represent approximately 70% of the costs for this segment. Personnel costs increased 7% during the quarter compared to the same period in the prior year, related to average hourly wage rate increases in the range of 3-4%, higher benefits costs, including medical care expenses, and the impact of foreign currency exchange rates.
Cost of services in the back-up care segment increased by $11.8 million, or 16%, to $84.5 million in the three months ended March 31, 2026, when compared to the prior year. The increase in cost of services correlates to the increase in revenue and is primarily associated with care provider fees to serve the increase in utilization levels of center-based care, in-home care, and school-age programs over the prior year, and continued investment in technology to support our customer user experience, service offerings, and marketing outreach. We expect to continue to invest in increasing our network provider supply and in technology to support the growth of this segment.
Cost of services in the educational advisory services segment increased by $0.4 million, or 3%, to $15.3 million in the three months ended March 31, 2026 when compared to the prior year, consistent with the increase in revenue.
Gross Profit. Gross profit increased by $7.8 million, or 5%, to $163.5 million for the three months ended March 31, 2026 from $155.7 million for the same period in 2025 primarily due to incremental contributions from the back-up care segment, resulting from higher utilization of back-up care services, and the full service center-based child care segment, resulting from tuition rate increases and the associated operating leverage. Gross profit margin was 23% of revenue for the three months ended March 31, 2026, consistent with the same period in 2025.
Selling, General and Administrative Expenses (“SGA”). SGA increased by $5.5 million, or 6%, to $97.4 million for the three months ended March 31, 2026 from $91.9 million for the same period in 2025, primarily due to higher personnel costs. SGA was 14% of revenue for the three months ended March 31, 2026, consistent with the same period in 2025.
Amortization of Intangible Assets. Amortization expense on intangible assets was $1.2 million for the three months ended March 31, 2026, a decrease from $1.6 million for the three months ended March 31, 2025, primarily due to decreases from intangible assets becoming fully amortized since the prior year.
Income from Operations. Income from operations increased by $2.7 million, or 4%, to $64.9 million for the three months ended March 31, 2026 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025		Change 2026 vs 2025

	(In thousands, except percentages)
Full service center-based child care	$36,905	6.8%	$33,254	6.5%	$3,651	11.0%
Back-up care	25,572	17.7%	26,384	20.5%	(812)	(3.1)%
Educational advisory services	2,472	9.2%	2,634	10.0%	(162)	(6.2)%
Income from operations	$64,949	9.1%	$62,272	9.4%	$2,677	4.3%

The change in income from operations was primarily due to the following:
•Income from operations for the full service center-based child care segment increased $3.7 million, or 11%, in the three months ended March 31, 2026 when compared to the same period in 2025, primarily due to increases in tuition revenue from annual tuition rate increases, partially offset by increased personnel costs.
•Income from operations for the back-up care segment decreased $0.8 million, or 3%, in the three months ended March 31, 2026 when compared to the same period in 2025, primarily due to higher investments in technology and marketing to improve customer experience, and change in the mix of services provided, partially offset by incremental gross profit contributions from expanded utilization of back-up care services.
•Income from operations for the educational advisory services segment decreased $0.2 million, or 6%, in the three months ended March 31, 2026 when compared to the same period in 2025, due to increased overhead costs, partially offset by revenue increases.
Net Interest Expense. Net interest expense was $12.0 million for the three months ended March 31, 2026, an increase from $10.4 million for the three months ended March 31, 2025, primarily due to higher average borrowings as well as higher interest rates applicable to our debt. The weighted average interest rate for the term loans and revolving credit facility was 4.8% for the three months ended March 31, 2026 compared to 4.4% for the three months ended March 31, 2025, inclusive of the effects of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will be in the range of 5.0% to 5.3% for the remainder of 2026, inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $18.8 million during the three months ended March 31, 2026, at an effective income tax rate of 36%, compared to an income tax expense of $13.9 million during the three months ended March 31, 2025, at an effective income tax rate of 27%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the impact of unbenefited losses in certain foreign subsidiaries and the effects of net excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the three months ended March 31, 2026, the net shortfall tax expense from stock-based compensation increased tax expense by $2.5 million. During the three months ended March 31, 2025, the net excess tax benefit from stock-based compensation decreased tax expense by $1.3 million. For the three months ended March 31, 2026 and 2025, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 28% and 27%, respectively.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA increased $3.3 million, or 4%, and adjusted income from operations increased $2.7 million, or 4%, for the three months ended March 31, 2026 over the comparable period in 2025 primarily due to increased contributions from the full service center-based child care and back-up care segments, partially offset by an increase in overhead costs.
Adjusted Net Income. Adjusted net income decreased $0.1 million, or 0.2%, for the three months ended March 31, 2026 when compared to the same period in 2025, primarily due to a higher interest expense from our senior secured credit facilities, offset by the increase in adjusted income from operations.

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

	Three Months Ended March 31,
	2026	2025

	(In thousands, except share data)
Net income	$34,108	$38,049
Interest expense — net	12,022	10,351
Income tax expense	18,819	13,872
Depreciation	22,045	20,271
Amortization of intangible assets	1,188	1,604
EBITDA	88,182	84,147
Additional adjustments:
Stock-based compensation expense (a)	7,424	8,157
Total adjustments	7,424	8,157
Adjusted EBITDA	$95,606	$92,304

Income from operations	$64,949	$62,272
Adjusted income from operations	$64,949	$62,272

Net income	$34,108	$38,049
Income tax expense	18,819	13,872
Income before income tax	52,927	51,921
Stock-based compensation expense (a)	7,424	8,157
Amortization of intangible assets	1,188	1,604
Adjusted income before income tax	61,539	61,682
Adjusted income tax expense (b)	(16,923)	(16,963)
Adjusted net income	$44,616	$44,719

Weighted average common shares outstanding — diluted	54,704,178	57,950,748
Diluted adjusted earnings per common share	$0.82	$0.77
(a)Stock-based compensation expense represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(b)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 28% for the three months ended March 31, 2026 and 2025. The jurisdictional mix of the expected adjusted income before income tax for the full year will affect the estimated effective tax rate for the year.

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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our $900 million multi-currency revolving credit facility (“revolving credit facility”). We had $133.4 million in cash ($136.7 million including restricted cash) as of March 31, 2026, of which $69.5 million was held in foreign jurisdictions, compared to $140.1 million in cash ($143.2 million including restricted cash) as of December 31, 2025, of which $66.3 million was held in foreign jurisdictions. Operations outside of North America accounted for 31% and 28% of our consolidated revenue in the three months ended March 31, 2026 and 2025, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the three months ended March 31, 2026 and 2025. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the remainder of the year, we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity and capital resources for the remainder of 2026.
Our revolving credit facility is part of our senior secured credit facilities. On April 17, 2025, we amended our existing senior secured credit facilities to, among other changes, increase our revolving credit facility from $400 million to $900 million and extend the date of maturity. On the closing date, we used proceeds from our revolving credit facility to repay the outstanding balances under the term loan A facility. As of March 31, 2026 and December 31, 2025, $250.2 million and $383.7 million, respectively, of the revolving credit facility was available for borrowing.
We had a working capital deficit of $498.0 million and $462.2 million as of March 31, 2026 and December 31, 2025, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, from share repurchases, and short-term borrowings on our long-term debt.
As of March 31, 2026, we had $790.1 million in lease liabilities, $110.5 million of which is short-term in nature. Refer to Note 3, Leases, to our condensed consolidated financial statements for additional information on leases, including the maturity of the contractual obligations related to our lease liabilities.
Effective March 9, 2026, the board of directors authorized a new share repurchase program under which up to an aggregate of $600 million of our outstanding common stock may be repurchased. The share repurchase program has no expiration date and canceled and replaced the prior $500 million share repurchase authorization announced in June 2025, of which $127.6 million remained available thereunder. During the three months ended March 31, 2026, we repurchased approximately 2.9 million shares for $224.8 million (resulting in a $2.1 million excise tax liability). During the three months ended March 31, 2025, the Company repurchased approximately 0.2 million shares for $19.7 million under the repurchase program. All repurchased shares have been retired and, as of March 31, 2026, $577.1 million remained available for future repurchases.
We believe that funds provided by operations, our existing cash balances and borrowings available under our revolving credit facility will be adequate to fund all obligations and liquidity requirements for at least the next 12 months. Subject to market conditions, we regularly evaluate opportunities with respect to our capital structure and may choose to raise additional funds at any time through debt financing arrangements or potential refinancing of our outstanding indebtedness, which may or may not be needed for additional working capital, capital expenditures, share repurchases, or other strategic investments. Additionally, if we were to experience disruption from events not in our control or if we were to undertake any significant acquisitions or make investments in the purchase of facilities for new or existing centers, we could require financing beyond our existing cash and borrowing capacity, and it could be necessary for us to obtain additional debt or equity financing. We may not be able to obtain such financing or refinancing on reasonable terms, or at all.

Cash Flows	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$107,721	$86,178
Net cash used in investing activities	$(19,512)	$(14,542)
Net cash used in financing activities	$(93,318)	$(73,409)
Cash, cash equivalents and restricted cash — beginning of period	$143,158	$123,715
Cash, cash equivalents and restricted cash — end of period	$136,732	$123,968
Cash Provided by Operating Activities
Cash provided by operating activities was $107.7 million for the three months ended March 31, 2026, compared to $86.2 million for the same period in 2025. The increase in cash provided by operations primarily relates to changes in working capital arising from the timing of billings and payments when compared to the prior year.

Cash Used in Investing Activities
Cash used in investing activities was $19.5 million for the three months ended March 31, 2026 compared to $14.5 million for the same period in 2025. The increase in cash used in investing activities primarily relates to an increase in net purchases of fixed assets for maintenance and refurbishments in our existing centers, technology, and new child care centers, from $15.2 million in the three months ended March 31, 2025 to $20.1 million in the three months ended March 31, 2026.
Cash Used in Financing Activities
Cash used in financing activities was $93.3 million for the three months ended March 31, 2026 compared to $73.4 million for the same period in 2025. Significant financing activities in the three months ended March 31, 2026 included an increase of $205.2 million in share repurchases, or $224.8 million, compared to repurchases of $19.6 million during the same period in 2025. Offsetting this increase were net borrowings under the revolving credit facility of $138.4 million during the three months ended March 31, 2026, compared to payments of principal related to our long-term debt of $49.5 million during the same period in 2025.
Additionally, proceeds received from the exercise of stock options were $8.3 million in the three months ended March 31, 2025, compared to no proceeds in the three months ended March 31, 2026. Taxes paid related to the net share settlement of stock options and restricted stock decreased to $6.9 million in the three months ended March 31, 2026, compared to $12.6 million in the same period in 2025.
Debt
Our senior secured credit facilities consist of our term loan B facility (the “term loan B”) and our $900 million multi-currency revolving credit facility (the “revolving credit facility”).  Prior to April 17, 2025, our senior secured credit facilities also included our term loan A facility (the “term loan A”).
Long-term debt obligations were as follows:

	March 31, 2026	December 31, 2025

	(In thousands)
Term loan B	$450,000	$450,000
Revolving credit facility	635,560	499,552
Deferred financing costs and original issue discount	(2,296)	(2,386)
Total debt	1,083,264	947,166
Less current portion of revolving credit facility	(185,560)	(199,552)
Long-term debt	$897,704	$747,614
The term loan B matures on August 21, 2032 and as a result of voluntary prepayments totaling $133.5 million in 2025, the remaining principal balance of $450 million is due at maturity.
The revolving credit facility matures on April 17, 2030. As of March 31, 2026, borrowings outstanding on the revolving credit facility were $629.1 million (composed of $505.0 million, €71.8 million and £31.4 million) and letters of credit outstanding were $20.2 million, with $250.2 million available for borrowing. As of December 31, 2025, borrowings outstanding on the revolving credit facility were $496.5 million (composed of $370.0 million, €71.8 million and £31.4 million) and letters of credit outstanding were $20.2 million, with $383.7 million available for borrowing. Additionally, a AU$9.4 million (USD$6.5 million) uncommitted working capital credit facility is available in Australia for short-term borrowing purposes. As of March 31, 2026 and December 31, 2025, there were AU$9.4 million (USD$6.5 million) and AU$4.5 million (USD$3.0 million) borrowings outstanding under this facility, respectively.
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
In March and July 2025, we entered into additional interest rate cap agreements with a total notional value of $150 million and $100 million, respectively, designated and accounted for as cash flow hedges from inception. The March and July 2025 interest rate cap agreements, both of which had forward starting effective dates of October 31, 2025, provide us with interest rate protection in the event the one-month term SOFR rate increases above 3.5% and 3.0%, respectively, and expire on October 31, 2027 and October 31, 2026, respectively.

In February 2026, the Company entered into an additional interest rate cap agreement with a total notional value of $150 million, designated and accounted for as a cash flow hedge from inception. The interest rate cap agreement, which has a forward starting effective date of October 30, 2026, provides the Company with interest rate protection in the event the one-month term SOFR rate increases above 2.75%, and expires on October 31, 2027.
The blended weighted average interest rate for the term loans and revolving credit facility was 4.84% and 4.39% for the three months ended March 31, 2026 and 2025, respectively, including the impact of the cash flow hedges. Based on our current interest rate projections, we estimate that our overall weighted average interest rate will be in the range of 5.00% to 5.25% for the remainder of 2026, inclusive of the effects of the cash flow hedges.
The revolving credit facility requires Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at March 31, 2026. Refer to Note 6, Credit Arrangements and Debt Obligations, to our condensed consolidated financial statements for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
Critical Accounting Policies
For a discussion of our “Critical Accounting Policies,” refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies since December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and fluctuations in foreign currency exchange rates. We do not believe there have been material changes in our exposure to interest rate or foreign currency exchange rate fluctuations since December 31, 2025. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2025 for further information regarding market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition and operating results. We believe that these risks and uncertainties include, but are not limited to, those disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, could materially impair our business, financial condition or results of operations. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our common stock during the three months ended March 31, 2026:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares/Units that May Yet Be Purchased Under the Plans or Programs (In thousands) (2) (d)

January 1, 2026 to January 31, 2026	508,484	$98.31	508,484	$279,439
February 1, 2026 to February 28, 2026	1,894,834	$71.41	1,894,834	$144,124
March 1, 2026 to March 31, 2026	509,332	$77.42	509,332	$577,084
	2,912,650		2,912,650
(1)The board of directors of the Company authorized a new share repurchase program of up to $600 million of the Company’s outstanding common stock effective March 9, 2026. The share repurchase program has no expiration date. The March 2026 share repurchase program canceled and replaced the prior share repurchase program of up to $500 million announced in June 2025, of which approximately $127.6 million remained available thereunder. All repurchased shares have been retired.
(2)The number shown represents, as of the end of each period, the approximate dollar value of the Company’s outstanding common stock that may yet be purchased under the Company’s publicly announced share repurchase program as described in footnote (1) above. Such shares may be purchased, from time to time, depending on business and market conditions.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On March 10, 2026, Mary Lou Burke Afonso, Chief Operating Officer, North America Center Operations, adopted a stock trading plan for the sale of up to 11,720 shares of the Company's common stock until December 31, 2026. This trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.
Other than as disclosed above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.
Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
10.1*†	Form of Restricted Stock Unit Agreement (U.S. Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019.
10.2*†	Form of Restricted Stock Unit Agreement (Non-U.S. Employees) under the 2012 Omnibus Long-Term Incentive Plan, as Amended and Restated as of May 29, 2019.
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	May 7, 2026	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)