Form 10-Q
period 2026-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2026-08-06
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of July 27, 2026, there were 48,635,306 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$163,691	$140,091
Accounts receivable — net of allowance for credit losses of $3,406 and $3,667 at June 30, 2026 and December 31, 2025, respectively	208,829	293,983
Prepaid expenses and other current assets	92,530	69,899
Total current assets	465,050	503,973
Fixed assets — net	559,728	574,200
Goodwill	1,818,900	1,824,175
Other intangible assets — net	191,366	193,452
Operating lease right-of-use assets	636,188	682,069
Other assets	118,818	111,734
Total assets	$3,790,050	$3,889,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,375	$—
Current portion of revolving credit facility	205,953	199,552
Accounts payable and accrued expenses	310,318	292,812
Current portion of operating lease liabilities	110,405	110,229
Deferred revenue	287,695	330,647
Other current liabilities	47,926	32,925
Total current liabilities	971,672	966,165
Long-term debt — net	1,072,058	747,614
Operating lease liabilities	656,996	702,845
Other long-term liabilities	108,483	104,126
Deferred revenue	13,640	14,689
Deferred income taxes	23,682	14,873
Total liabilities	2,846,531	2,550,312
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 49,244,296 and 55,622,045 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	49	56
Additional paid-in capital	—	424,953
Accumulated other comprehensive loss	(44,173)	(44,850)
Retained earnings	987,643	959,132
Total stockholders’ equity	943,519	1,339,291
Total liabilities and stockholders’ equity	$3,790,050	$3,889,603
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands, except share data)
Revenue	$779,178	$731,570	$1,491,400	$1,397,097
Cost of services	590,215	549,020	1,138,947	1,058,810
Gross profit	188,963	182,550	352,453	338,287
Selling, general and administrative expenses	108,002	94,834	205,355	186,695
Amortization of intangible assets	1,144	1,664	2,332	3,268
Income from operations	79,817	86,052	144,766	148,324
Interest expense — net	(14,023)	(10,555)	(26,045)	(20,906)
Income before income tax	65,794	75,497	118,721	127,418
Income tax expense	(25,159)	(20,722)	(43,978)	(34,594)
Net income	$40,635	$54,775	$74,743	$92,824

Earnings per common share:
Common stock — basic	$0.79	$0.96	$1.41	$1.62
Common stock — diluted	$0.79	$0.95	$1.40	$1.61

Weighted average common shares outstanding:
Common stock — basic	51,538,729	57,255,841	52,938,352	57,319,814
Common stock — diluted	51,757,065	57,713,111	53,230,622	57,831,930
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands)
Net income	$40,635	$54,775	$74,743	$92,824
Other comprehensive income (loss):
Foreign currency translation adjustments	1,605	55,959	(725)	79,891
Unrealized gain (loss) on cash flow hedges and investments, net of tax	411	(2,145)	1,402	(5,051)
Total other comprehensive income	2,016	53,814	677	74,840
Comprehensive income	$42,651	$108,589	$75,420	$167,664
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at April 1, 2026	52,870,361	$53	$198,526	$—	$(46,189)	$993,240	$1,145,630
Stock-based compensation expense			7,032				7,032
Issuance of common stock under the Equity Incentive Plan	36,899	—	—				—
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(10,808)	—	(891)				(891)
Purchase of treasury stock				(250,903)			(250,903)
Retirement of treasury stock	(3,652,156)	(4)	(204,667)	250,903		(46,232)	—
Other comprehensive income					2,016		2,016
Net income						40,635	40,635
Balance at June 30, 2026	49,244,296	$49	$—	$—	$(44,173)	$987,643	$943,519

	Three months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at April 1, 2025	57,479,307	$57	$609,118	$—	$(89,269)	$804,065	$1,323,971
Stock-based compensation expense			6,829				6,829
Issuance of common stock under the Equity Incentive Plan	47,953	—	1,979				1,979
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(8,275)	—	(1,022)				(1,022)
Purchase of treasury stock				(41,225)			(41,225)
Retirement of treasury stock	(348,375)	—	(41,225)	41,225			—
Other comprehensive income					53,814		53,814
Net income						54,775	54,775
Balance at June 30, 2025	57,170,610	$57	$575,679	$—	$(35,455)	$858,840	$1,399,121
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six months ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2026	55,622,045	$56	$424,953	$—	$(44,850)	$959,132	$1,339,291
Stock-based compensation expense			14,456				14,456
Issuance of common stock under the Equity Incentive Plan	294,708	—	—				—
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(107,651)	—	(7,817)				(7,817)
Purchase of treasury stock				(477,831)			(477,831)
Retirement of treasury stock	(6,564,806)	(7)	(431,592)	477,831		(46,232)	—
Other comprehensive income					677		677
Net income						74,743	74,743
Balance at June 30, 2026	49,244,296	$49	$—	$—	$(44,173)	$987,643	$943,519

	Six months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2025	57,404,736	$57	$622,618	$—	$(110,295)	$766,016	$1,278,396
Stock-based compensation expense			14,986				14,986
Issuance of common stock under the Equity Incentive Plan	392,065	—	12,631				12,631
Shares received in net share settlement of stock option exercises and vesting of restricted stock	(107,965)	—	(13,609)				(13,609)
Purchase of treasury stock				(60,947)			(60,947)
Retirement of treasury stock	(518,226)	—	(60,947)	60,947			—
Other comprehensive income					74,840		74,840
Net income						92,824	92,824
Balance at June 30, 2025	57,170,610	$57	$575,679	$—	$(35,455)	$858,840	$1,399,121
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2026	2025

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,743	$92,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,802	44,609
Impairment losses and other non-cash items	22,934	856
Stock-based compensation expense	14,456	14,986
Deferred income taxes	8,083	5,175
Changes in assets and liabilities:
Accounts receivable	84,938	87,431
Prepaid expenses and other current assets	(3,821)	(1,345)
Accounts payable and accrued expenses	10,519	13,581
Income taxes	(14,523)	(7,882)
Deferred revenue	(42,978)	(27,252)
Leases	(11,693)	(4,523)
Other assets	(3,446)	(4,446)
Other current and long-term liabilities	15,778	6,360
Net cash provided by operating activities	202,792	220,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets — net	(39,081)	(34,043)
Proceeds from debt securities and other investments	8,896	7,503
Purchases of debt securities and other investments	(9,219)	(6,322)
Payments and settlements for acquisitions — net of cash acquired	—	(5,106)
Net cash used in investing activities	(39,404)	(37,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	1,241,463	405,000
Payments under revolving credit facility	(1,272,534)	(3,500)
Borrowings of long-term debt — net of issuance costs	373,748	—
Principal payments of long-term debt	—	(451,000)
Payments of revolving credit facility debt issuance costs	(334)	(2,878)
Purchase of treasury stock	(471,531)	(60,330)
Proceeds from issuance of common stock upon exercise of options	—	10,230
Taxes paid related to the net share settlement of stock options and restricted stock	(7,817)	(13,609)
Net cash used in financing activities	(137,005)	(116,087)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,744)	7,045
Net increase in cash, cash equivalents and restricted cash	24,639	73,364
Cash, cash equivalents and restricted cash — beginning of period	143,158	123,715
Cash, cash equivalents and restricted cash — end of period	$167,797	$197,079
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six months ended June 30,
	2026	2025

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$163,691	$179,222
Restricted cash, included in prepaid expenses and other current assets	1,537	15,363
Restricted cash, included in other assets	2,569	2,494
Total cash, cash equivalents and restricted cash — end of period	$167,797	$197,079

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$28,197	$28,508
Cash received from cash flow hedges of interest rate risk	$1,566	$7,798
Cash payments of income taxes (net of refunds in 2026)	$50,323	$35,879
Cash paid for amounts included in the measurement of lease liabilities	$85,741	$78,999

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$1,257	$1,465
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$11,916	$32,329
Treasury stock purchases in other current liabilities	$3,559	$—
Restricted stock reclassified from other current liabilities to equity upon vesting	$—	$2,401
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
As of June 30, 2026, the Company operated 988 early education and child care centers.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of June 30, 2026 and the unaudited condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 30, 2026 and the unaudited condensed consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2026 and 2025, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Stockholders’ Equity — The board of directors of the Company authorized a new share repurchase program of up to $600 million (exclusive of fees, commissions or other expenses) of the Company’s outstanding common stock effective March 9, 2026. The new share repurchase program has no expiration date and canceled and replaced the prior share repurchase program of up to $500 million announced in June 2025, of which approximately $127.6 million remained available thereunder. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities law, including under Rule 10b5-1 plans or accelerated share repurchase programs. During the six months ended June 30, 2026, the Company repurchased approximately 6.6 million shares for $473.2 million under the repurchase program (resulting in a $4.6 million excise tax liability). During the six months ended June 30, 2025, the Company repurchased approximately 0.5 million shares for $60.7 million under the repurchase program (resulting in a $0.2 million excise tax liability). Share repurchases are initially recorded to treasury stock at cost. Upon retirement, the par value of the share repurchases are recorded to common stock with the excess of the purchase price over par first recorded against any available additional paid in capital (“APIC”) and the balance recorded to retained earnings. Due to the volume of share repurchases under the authorized share repurchase program during the six months ended June 30, 2026, the Company has no remaining balance in APIC as of June 30, 2026. All repurchased shares have been retired and, as of June 30, 2026, $328.7 million remained available under the Board-approved repurchase program.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended June 30, 2026
North America	$339,993	$178,182	$28,295	$546,470
Outside North America	217,304	15,404	—	232,708
	$557,297	$193,586	$28,295	$779,178
Three months ended June 30, 2025
North America	$340,082	$147,382	$28,633	$516,097
Outside North America	200,185	15,288	—	215,473
	$540,267	$162,670	$28,633	$731,570

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Six months ended June 30, 2026
North America	$672,589	$308,709	$55,214	$1,036,512
Outside North America	425,342	29,546	—	454,888
	$1,097,931	$338,255	$55,214	$1,491,400
Six months ended June 30, 2025
North America	$673,057	$266,211	$55,001	$994,269
Outside North America	377,757	25,071	—	402,828
	$1,050,814	$291,282	$55,001	$1,397,097
The classification “North America” is comprised of the Company’s operations in the United States (including Puerto Rico), and the classification “Outside North America” includes the Company’s operations in the United Kingdom, the Netherlands, Australia and India.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. The Company recognized $258.8 million and $236.5 million as revenue during the six months ended June 30, 2026 and 2025, respectively, which was included in the deferred revenue balance at the beginning of each respective period.
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

3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of June 30, 2026 and December 31, 2025, there were no material finance leases.
Lease Expense
The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands)
Operating lease expense (1)	$47,604	$37,663	$85,133	$74,058
Variable lease expense (1)	11,034	12,017	22,183	23,354
Total lease expense	$58,638	$49,680	$107,316	$97,412
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Operating lease expense for the three months ended June 30, 2026 includes impairment losses on operating lease right-of-use assets of $11.1 million. Refer to Note 9, Fair Value Measurements, and Note 11, Segment Information, for additional information.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	June 30, 2026	December 31, 2025

Weighted average remaining lease term (in years)	9	9
Weighted average discount rate	7.1%	7.0%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of June 30, 2026:

Operating Leases

(In thousands)
Remainder of 2026	$70,345
2027	156,113
2028	143,386
2029	127,674
2030	106,177
Thereafter	446,789
Total lease payments	1,050,484
Less imputed interest	(283,083)
Present value of lease liabilities	767,401
Less current portion of operating lease liabilities	(110,405)
Long-term operating lease liabilities	$656,996
As of June 30, 2026, the Company had not entered into additional operating leases that have not yet commenced.

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
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of June 30, 2026, the purchase price allocation for one of these acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Balance at January 1, 2026	$1,575,631	$210,868	$37,676	$1,824,175
Adjustments to prior year acquisitions	(217)	—	—	(217)
Impairment loss	(6,302)	—	—	(6,302)
Effect of foreign currency translation	1,656	(412)	—	1,244
Balance at June 30, 2026	$1,570,768	$210,456	$37,676	$1,818,900
During the three months ended June 30, 2026, the Company identified certain indicators of potential impairment, therefore an interim test for goodwill impairment was performed as of June 30, 2026. For an immaterial foreign reporting unit specializing in tutoring services, the fair value was less than its book value, and therefore, the Company recognized goodwill impairment of $6.3 million. The inputs to the fair value are defined in the fair value hierarchy as level 3 due to the lack of observable inputs used in the model. Refer to Note 9, Fair Value Measurements, and Note 11, Segment Information, for additional information.
The Company also has intangible assets, which consisted of the following as of June 30, 2026 and December 31, 2025:

June 30, 2026	Cost	Accumulated amortization	Net carrying amount

	(In thousands)
Definite-lived intangible assets:
Customer relationships	$386,873	$(381,537)	$5,336
Trade names	16,304	(11,134)	5,170
	403,177	(392,671)	10,506
Indefinite-lived intangible assets:
Trade names	180,860	—	180,860
	$584,037	$(392,671)	$191,366

December 31, 2025	Cost	Accumulated amortization	Net carrying amount

	(In thousands)
Definite-lived intangible assets:
Customer relationships	$386,482	$(379,457)	$7,025
Trade names	16,148	(10,693)	5,455
	402,630	(390,150)	12,480
Indefinite-lived intangible assets:
Trade names	180,972	—	180,972
	$583,602	$(390,150)	$193,452
The Company estimates that it will record amortization expense related to intangible assets existing as of June 30, 2026 as follows:

Estimated amortization expense

(In thousands)
Remainder of 2026	$2,409
2027	3,156
2028	1,776
2029	720
2030	699
Thereafter	1,746
$10,506
6. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company’s senior secured credit facilities consist of a term loan B facility (“term loan B”) and a term loan A facility (“term loan A” and, together with term loan B, the “term loans”), as well as a $1.0 billion multi-currency revolving credit facility (“revolving credit facility”).
Long-term debt obligations were as follows:

	June 30, 2026	December 31, 2025

	(In thousands)
Term loan B	$450,000	$450,000
Term loan A	375,000	—
Revolving credit facility	465,953	499,552
Deferred financing costs and original issue discount	(3,567)	(2,386)
Total debt	1,287,386	947,166
Less current portion of term loans	(9,375)	—
Less current portion of revolving credit facility	(205,953)	(199,552)
Long-term debt	$1,072,058	$747,614
On June 1, 2026, the Company amended its existing senior secured credit facilities to, among other changes, issue a $375 million new term loan A facility as well as increase the borrowing capacity of its revolving credit facility from $900 million to $1.0 billion. On the closing date, the proceeds of the term loan A, together with cash on hand, were used to repay outstanding borrowings under the revolving credit facility, including all outstanding interest and related fees and expenses. In conjunction with the amendment, the Company capitalized $1.8 million in fees that will be amortized over the term of the senior secured credit facilities, of which $1.4 million related to the term loan A that have been recorded as deferred financing costs in long-term debt and $0.4 million related to the revolving credit facility that have been recorded in other assets.

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
On April 17, 2025, the Company amended its existing senior secured credit facilities to, among other changes, increase the borrowing capacity of its revolving credit facility from $400 million to $900 million and extend the maturity date. On the closing date, the Company used $362.5 million from its revolving credit facility to repay the outstanding balances under the previous term loan A. In conjunction with the amendment, the Company recorded expense of $0.6 million and capitalized $2.9 million in fees that have been recorded in other assets and will be amortized over the term of the revolving credit facility.
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 5.28% and 5.47% as of June 30, 2026 and December 31, 2025, respectively, and the weighted average interest rate was 5.40% and 6.06% for the six months ended June 30, 2026 and 2025, respectively, prior to the effects of any interest rate hedge arrangements.
The effective interest rate for the revolving credit facility was 4.99% and 4.96% as of June 30, 2026 and December 31, 2025, respectively, and the weighted average interest rate was 4.97% and 5.83% for the six months ended June 30, 2026 and 2025, respectively, prior to the effects of any interest rate hedge arrangements. The effective interest rate on the revolving credit facility may fluctuate from borrowing to borrowing for various reasons, including changes in the term benchmark or base interest rate, and the selected interest period as terms may vary between under-30 day and over-30 day borrowings.
Term Loan B
As noted above, the terms of the term loan B were amended on August 21, 2025.
The term loan B matures on August 21, 2032. Borrowings under the amended term loan B bear interest at a rate per annum equal to the base rate plus a margin of 0.75% or the term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.75%. The term SOFR option is one, three or six month SOFR, as selected by the Company, or, with the approval of the applicable lenders, twelve months or less than one month term SOFR, subject to an interest rate floor of 0.50%. The base rate is the highest of (x) the prime rate quoted by The Wall Street Journal, (y) the greater of the federal funds rate and the overnight bank funding rate, in either case, plus 0.50%, and (z) one-month term SOFR plus 1.00%, subject to an interest rate floor of 1.50%.
Prior to the August 2025 amendment, the term loan B required quarterly principal payments equal to 1% per annum of the aggregate principal amount of the term loan B outstanding as of December 11, 2024, the date the Company previously amended its senior secured credit facility, with the remaining principal balance due at maturity. Effective as of December 11, 2024, borrowings under the term loan B bore interest at a rate per annum of 1.00% over the base rate, or 2.00% over the selected term SOFR rate. Effective as of January 2025, borrowings under the term loan B bore interest at a rate per annum of 0.75% over the base rate, or 1.75% over the selected term SOFR rate. The base rate was subject to an interest rate floor of 1.50% and the selected term SOFR rate was subject to an interest rate floor of 0.50%.
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
Term Loan A
As noted above, the Company issued a $375 million term loan A facility on June 1, 2026.
The term loan A matures on April 17, 2030 and requires scheduled quarterly amortization payments equal to 2.5% per annum of the original aggregate principal amount of the term loan A for the period commencing September 30, 2026 through and including June 30, 2028, increasing to 5.0% per annum thereafter through March 30, 2030. The remaining principal balance is due at maturity. Borrowings under the term loan A bear interest at a rate per annum equal to the term SOFR rate plus a margin ranging from 1.25% to 1.75% or base rate plus a margin ranging from 0.25% to 0.75%. The term SOFR option is one, three or six month SOFR, as selected by the Company, or, with the approval of the applicable lenders, twelve months or less than one month SOFR, subject to an interest rate floor of 0.00%. The base rate is the highest of (x) the prime rate quoted by The Wall Street Journal, (y) the greater of the federal funds rate and the overnight bank funding rate, in either case, plus 0.50%, and (z) one-month term SOFR plus 1.00%, subject to an interest rate floor of 1.00%.

As noted above, balances outstanding under the previous term loan A facility were repaid on April 17, 2025 using availability under the revolving credit facility. Prior to the April 2025 debt amendment, the previous term loan A was scheduled to mature on November 23, 2026 and required quarterly principal payments equal to 2.5% per annum of the original aggregate principal amount of the previous term loan A in each of the first three years, 5.0% in the fourth year, and 7.5% in the fifth year. The remaining principal balance was due at maturity. Borrowings under the previous term loan A bore interest at a rate per annum ranging from 0.50% to 0.75% over the base rate, or 1.50% to 1.75% over the adjusted term SOFR rate. The base rate was subject to an interest rate floor of 1.00% and the adjusted term SOFR rate was subject to an interest rate floor of 0.00%.
Revolving Credit Facility
As noted above, the terms of the revolving credit facility were amended on June 1, 2026 and April 17, 2025.
The revolving credit facility matures on April 17, 2030. However, if there is any additional material indebtedness maturing on or before April 17, 2030, the maturity date will be 91 days prior to the maturity of that material indebtedness, unless the Company satisfies a minimum liquidity threshold test as of that date. As of June 30, 2026, the Company does not hold any material indebtedness maturing on or before April 17, 2030.
As of June 30, 2026, borrowings outstanding on the revolving credit facility were $459.5 million (composed of $365.0 million, €48.8 million and £29.3 million) and letters of credit outstanding were $20.2 million, with $520.1 million available for borrowing. Since the revolving credit facility has a contractual maturity in excess of 12 months from the balance sheet date and the Company has the ability and intends to renew borrowings of at least $260 million through June 30, 2027, such balance has been presented as long-term on the condensed consolidated balance sheet at June 30, 2026. As of December 31, 2025, borrowings outstanding on the revolving credit facility were $496.5 million (composed of $370.0 million, €71.8 million and £31.4 million) and letters of credit outstanding were $20.2 million, with $383.7 million available for borrowing.
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
Borrowings held in Euros under the revolving credit facility bear interest at a rate per annum equal to the Euro Interbank Offered Rate “Euribor” subject to an interest rate floor of 0.00% plus applicable margin between 1.25% and 1.75%. Borrowings held in British pounds under the revolving credit facility bear daily interest at a rate per annum equal to the Sterling Overnight Index Average rate, or SONIA, subject to an interest rate floor of 0.00% plus a 0.0326% spread adjustment in addition to an applicable margin between 1.25% and 1.75%.
In 2024, the Company entered into a AU$5 million (USD$3.3 million) uncommitted working capital credit facility in Australia for short-term borrowing purposes. In 2026, the line of credit was increased to AU$9.4 million (USD$6.5 million). As of June 30, 2026 and December 31, 2025, there were AU$9.4 million (USD$6.5 million) and AU$4.5 million (USD$3.0 million) borrowings outstanding under this facility, respectively. The effective interest rate as of June 30, 2026 and December 31, 2025 was 6.35% and 5.59%, respectively, and the weighted average interest rate for the six months ended June 30, 2026 was 6.22% for this working capital credit facility.
Debt Covenants
All obligations under the senior secured credit facilities are secured by substantially all the assets of the Company’s material U.S. subsidiaries. The senior secured credit facilities contain a number of covenants that, among other things and subject to certain exceptions, may restrict the ability of Bright Horizons Family Solutions LLC (the “Borrower”), the Company’s wholly-owned subsidiary, and its restricted subsidiaries, to: incur liens; make investments, loans, advances and acquisitions; incur additional indebtedness or guarantees; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; engage in transactions with affiliates; sell assets, including capital stock of the Company’s subsidiaries; alter the business conducted; enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and consolidate or merge.
In addition, the credit agreement governing the senior secured credit facilities requires Bright Horizons Capital Corp. (the “Guarantor”), the Company’s direct subsidiary, to be a passive holding company, subject to certain exceptions. The Company is the ultimate parent of the Guarantor and the Borrower and the Company’s material assets are held, and operations are conducted, by the Borrower and its subsidiaries. The term loan A and the revolving credit facility require the Borrower and its restricted subsidiaries to comply with a maximum first lien net leverage ratio not to exceed 4.25 to 1.00. A breach of the applicable covenant is subject to certain equity cure rights.

As of June 30, 2026, future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
Remainder of 2026	$4,688
2027	9,375
2028	14,062
2029	18,750
2030	328,125
Thereafter	450,000
Total future principal payments	$825,000
Derivative Financial Instruments
The Company is subject to interest rate risk as all borrowings under the senior secured credit facilities are subject to variable interest rates. The Company’s risk management policy permits using derivative instruments to manage interest rates and other risks. The Company uses interest rate caps to manage a portion of the risk related to changes in cash flows from interest rate movements.
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
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	June 30, 2026	December 31, 2025

		(In thousands)
Interest rate caps - asset	Prepaid and other current assets	$1,085	$1,763
Interest rate caps - asset	Other assets	$3,023	$423

The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended June 30, 2026
Cash flow hedges	$913	Interest expense — net	$181	$732
Income tax effect	(239)	Income tax expense	(47)	(192)
Net of income taxes	$674		$134	$540

Three months ended June 30, 2025
Cash flow hedges	$237	Interest expense — net	$3,202	$(2,965)
Income tax effect	(63)	Income tax expense	(854)	791
Net of income taxes	$174		$2,348	$(2,174)

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Six months ended June 30, 2026
Cash flow hedges	$2,707	Interest expense — net	$401	$2,306
Income tax effect	(709)	Income tax expense	(105)	(604)
Net of income taxes	$1,998		$296	$1,702

Six months ended June 30, 2025
Cash flow hedges	$(666)	Interest expense — net	$6,409	$(7,075)
Income tax effect	178	Income tax expense	(1,711)	1,889
Net of income taxes	$(488)		$4,698	$(5,186)
During the next 12 months, the Company estimates that a net gain of $1.0 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense related to these derivative financial instruments.

7. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(In thousands, except share data)
Net income	$40,635	$54,775	$74,743	$92,824

Weighted average common shares outstanding — basic	51,538,729	57,255,841	52,938,352	57,319,814
Effect of dilutive securities	218,336	457,270	292,270	512,116
Weighted average common shares outstanding — diluted	51,757,065	57,713,111	53,230,622	57,831,930

Earnings per common share — basic	$0.79	$0.96	$1.41	$1.62
Earnings per common share — diluted	$0.79	$0.95	$1.40	$1.61
For the three and six months ended June 30, 2026 and 2025, basic and diluted earnings per share were calculated using the treasury method. Equity awards outstanding to purchase or receive 1.1 million and 0.9 million shares of common stock were excluded from diluted earnings per share for the three months ended June 30, 2026 and 2025, respectively, since their effect was anti-dilutive. Equity awards outstanding to purchase or receive 1.1 million and 1.0 million shares of common stock were excluded from diluted earnings per share for the six months ended June 30, 2026 and 2025, respectively, since their effect was anti-dilutive.
8. INCOME TAXES
The Company’s effective income tax rates were 38.2% and 27.4% for the three months ended June 30, 2026 and 2025, respectively, and 37.0% and 27.2% for the six months ended June 30, 2026 and 2025, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which is included in tax expense.
During the three months ended June 30, 2026 and 2025, the net shortfall tax expense from stock-based compensation increased tax expense by $0.5 million and $0.1 million, respectively. During the six months ended June 30, 2026, the net shortfall tax expense from stock-based compensation increased tax expense by $3.0 million. During the six months ended June 30, 2025, the net excess tax benefit from stock-based compensation decreased tax expense by $1.3 million. For the three months ended June 30, 2026 and 2025, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 27%. For the six months ended June 30, 2026 and 2025, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 28% and 27%, respectively.
The Company’s unrecognized tax benefits were $1.1 million and $1.0 million as of June 30, 2026 and December 31, 2025, respectively, inclusive of interest.
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
The carrying values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate their fair values due to their short-term nature.
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed as of June 30, 2026.
Long-term Debt — The Company’s term loans are recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s term loans is based on current bid prices or prices for similar instruments from active markets and is classified as Level 2. The Company's revolving credit facility is recorded at cost, and its fair value is classified as Level 2. As of June 30, 2026 and December 31, 2025, the estimated fair value approximated the carrying value of the total long-term debt.
Derivative Financial Instruments — The Company’s derivative financial instruments, comprised of interest rate cap agreements, are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps is classified as Level 2. As of June 30, 2026, the fair value of the interest rate cap agreements was $4.1 million, of which $1.1 million was recorded in prepaid expenses and other current assets and $3.0 million was recorded in other assets on the consolidated balance sheet. As of December 31, 2025, the fair value of the interest rate cap agreements was $2.2 million, of which $1.8 million was recorded in prepaid expenses and other current assets and $0.4 million was recorded in other assets on the consolidated balance sheet.
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
Debt securities are recorded at fair value. As of June 30, 2026, the fair value of the available-for-sale debt securities was $39.5 million and was classified based on the instruments’ maturity dates, with $13.4 million included in prepaid expenses and other current assets and $26.1 million in other assets on the consolidated balance sheet. As of December 31, 2025, the fair value of the available-for-sale debt securities was $39.5 million, with $15.4 million included in prepaid expenses and other current assets and $24.1 million in other assets on the consolidated balance sheet. As of June 30, 2026, debt securities classified as Level 1 and Level 2 had a fair value of $29.1 million and $10.4 million, respectively. As of December 31, 2025, debt securities classified as Level 1 and Level 2 had a fair value of $30.9 million and $8.6 million, respectively.
As of June 30, 2026 and December 31, 2025, the amortized cost was $39.6 million and $39.3 million, respectively. The debt securities held at June 30, 2026 had remaining contractual maturities ranging from less than one year to approximately five years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three and six months ended June 30, 2026 and 2025.

Nonrecurring Fair Value Estimates — During the three months ended June 30, 2026, the Company recognized impairment losses of $19.1 million. This includes $12.8 million primarily related to operating lease right-of-use assets and fixed assets, and $6.3 million of goodwill, in its full service center-based child care segment. The Company continues to monitor developments in certain markets which could lead to future impairment.
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
In performing the quantitative analysis for goodwill, the Company compares the fair value of the reporting unit with its carrying amount. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next 15 years, applying a long-term growth rate to the final year, discounted using the applicable discount rate.
Refer to Note 3, Leases, Note 5, Goodwill and Intangible Assets, and Note 11, Segment Information, for additional information about impairment losses.
10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, which is included as a component of stockholders’ equity, is comprised of foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges and investments, net of tax.
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Six months ended June 30, 2026
	Foreign currency translation adjustments(1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2026	$(44,516)	$(552)	$218	$(44,850)
Other comprehensive income (loss) before reclassifications — net of tax	(725)	1,998	(289)	984
Less: amounts reclassified from accumulated other comprehensive income — net of tax	—	296	11	307
Net other comprehensive income (loss)	(725)	1,702	(300)	677
Balance at June 30, 2026	$(45,241)	$1,150	$(82)	$(44,173)

	Six months ended June 30, 2025
	Foreign currency translation adjustments(1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2025	$(118,673)	$8,345	$33	$(110,295)
Other comprehensive income (loss) before reclassifications — net of tax	79,891	(488)	140	79,543
Less: amounts reclassified from accumulated other comprehensive income — net of tax	—	4,698	5	4,703
Net other comprehensive income (loss)	79,891	(5,186)	135	74,840
Balance at June 30, 2025	$(38,782)	$3,159	$168	$(35,455)
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
Revenue, cost of services, other segment items and income from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended June 30, 2026
Revenue	$557,297	$193,586	$28,295	$779,178
Cost of services	469,818	105,379	15,018	590,215
Other segment items (1)	62,419	37,929	8,798	109,146
Income from operations (2)	$25,060	$50,278	$4,479	$79,817
Interest expense — net				(14,023)
Income before income tax				$65,794

Three months ended June 30, 2025
Revenue	$540,267	$162,670	$28,633	$731,570
Cost of services	445,743	88,756	14,521	549,020
Other segment items (1)	54,244	32,991	9,263	96,498
Income from operations	$40,280	$40,923	$4,849	$86,052
Interest expense — net				(10,555)
Income before income tax				$75,497
(1)Other segment items for each reportable segment includes selling, general and administrative expenses and amortization expense.
(2)For the three months ended June 30, 2026, income from operations includes $19.1 million of impairment losses related to the full service center-based child care segment, of which $12.8 million was recorded to cost of services and $6.3 million was recorded to selling, general and administrative expenses. Refer to Note 3, Leases, Note 5, Goodwill and Intangible Assets, and Note 9, Fair Value Measurements, for additional information on impairment losses.

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Six months ended June 30, 2026
Revenue	$1,097,931	$338,255	$55,214	$1,491,400
Cost of services	918,712	189,895	30,340	1,138,947
Other segment items (1)	117,254	72,510	17,923	207,687
Income from operations (2)	$61,965	$75,850	$6,951	$144,766
Interest expense — net				(26,045)
Income before income tax				$118,721

Six months ended June 30, 2025
Revenue	$1,050,814	$291,282	$55,001	$1,397,097
Cost of services	867,863	161,497	29,450	1,058,810
Other segment items (1)	109,417	62,478	18,068	189,963
Income from operations	$73,534	$67,307	$7,483	$148,324
Interest expense — net				(20,906)
Income before income tax				$127,418
(1)Other segment items for each reportable segment includes selling, general and administrative expenses and amortization expense.
(2)For the six months ended June 30, 2026, income from operations includes $19.1 million of impairment losses related to the full service center-based child care segment, of which $12.8 million was recorded to cost of services and $6.3 million was recorded to selling, general and administrative expenses in the second quarter. Refer to Note 3, Leases, Note 5, Goodwill and Intangible Assets, and Note 9, Fair Value Measurements, for additional information on impairment losses.
Depreciation and amortization expense was $24.6 million and $22.7 million for the three months ended June 30, 2026 and 2025, respectively, and $47.8 million and $44.6 million for the six months ended June 30, 2026 and 2025, respectively. Approximately 85% of depreciation and amortization expense in each period related to the full service center-based child care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; workplace and demographic trends; wage rate increases, personnel costs and other labor market impacts; future center closures and portfolio optimization and impacts; our operations outside the United States; back-up care services and use types; enrollment trends and recovery and occupancy in both the United States and outside the United States; our Australia business and operating conditions and operating performance; our center cohort occupancy levels; cost management and capital spending; investments in employees and wages; contributions and growth in our back-up care segment; the availability or lack of government support programs; tuition rate increases and pricing strategies; leases, terms and expirations; ability to respond to changing or volatile market conditions; our growth and strategic priorities; ability to grow and sustain our business; demand for services; our business model; our value proposition, client relations and partnerships; seasonality; macroeconomic trends and changing conditions, including uncertainty and inflationary or recessionary pressures; fluctuating interest rates; changes in laws and regulations; investments in segments and strategic opportunities; investments in technology, marketing, user experience and network supply; our opportunities for expansion; acquisitions, contributions and expected synergies; contingent consideration; amortization expense; our fair value estimates; goodwill from business combinations; future impairment losses; fixed assets; estimates and impact of employee equity transactions; unrecognized tax benefits and the impact of uncertain tax positions; our effective tax rate and estimates; the outcome of tax audits, settlements and tax liabilities; impact of tax benefits/expense; fluctuations, impact and estimates of foreign currency exchange rates and interest rates; our capital allocation; share repurchase program and future activity; the outcome of litigation, legal proceedings/claims and our insurance coverage; our interest rates, weighted average interest rate, expense and impact of our interest rate cap agreements; credit risk; the use of derivatives or other market risk sensitive instruments; critical accounting policies and estimates; impact of new accounting pronouncements; our indebtedness; borrowings under our senior secured credit facilities; the need for additional debt or equity financing, including raising additional funds or refinancing our outstanding indebtedness, and our ability to obtain such financing; contractual and actual maturities; our sources, drivers and uses of cash flows; our ability to fund operations and make capital expenditures and payments with cash and cash equivalents and borrowings; and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, changes in the demand for child care, dependent care and other workplace solutions, including variations in enrollment trends and lower than expected demand from employer sponsor clients as well as variations in workforce demographics and work environments; the constrained labor market for teachers and staff and ability to hire and retain talent, including the impact of increased compensation and labor costs; the availability or lack of government support programs, and the impact of available government child care benefit programs; our ability to respond to changing client and customer needs; competition in our industry; the possibility that acquisitions may disrupt our operations and expose us to additional risk; our ability to pass on our increased costs; our indebtedness and the terms of such indebtedness; our ability to withstand seasonal fluctuations in the demand for our services; our ability to implement our growth strategies successfully; our ability to close underperforming centers or exit unfavorable lease arrangements; changes in general economic, political, business and financial market conditions and other macroeconomic events and uncertainty, including the impact of inflation and interest rate fluctuations; fluctuations in currency exchange rates; the effects of a cyber-attack, data breach or other security incident on our information technology system or software or those of our third party vendors; changes in tax rates or policies; damage or harm to our brand or reputation or negative public perception, including as a result of incidents and media coverage; outcome of legal matters, claims, allegations, actual or threatened litigation and regulatory investigations and reviews; insurance risks; changes in laws and regulations; and other risks and uncertainties more fully described in the “Risk Factors” section of our Annual Report on Form 10-K filed on February 26, 2026, and other factors disclosed from time to time in our other filings with the Securities and Exchange Commission.

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
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of June 30, 2026, we operated 988 early education and child care centers with the capacity to serve approximately 112,500 children in the United States, the United Kingdom, the Netherlands, Australia and India.
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
During the three months ended June 30, 2026, we saw strong growth in back-up care with a 19% year-over-year increase in revenue as a result of increased utilization. We also saw year-over-year revenue growth of 3% in our full service center-based child care segment, primarily from tuition rate increases. To track our continued improvement in occupancy rates, we monitor occupancy for a cohort of centers that has been operating since the 2021 fall enrollment cycle, and as of June 30, 2026, this cohort of centers totaled 719 centers. Occupancy represents utilization for each respective center and is calculated as the average full-time enrollment divided by the total operating capacity during the period. For the quarter ended June 30, 2026, 53% of these centers were more than 70% enrolled, 42% were between 40-70% enrolled and 5% were less than 40% enrolled, which reflects improved occupancy and the effect of closing unperforming centers when compared to the same period in the prior year.
While we continue to see year-over-year growth, our operating environment is impacted by increased operating costs, a tight labor market, varying enrollment demands, shifting work demographics, and challenging macroeconomic conditions. We remain focused on the evolving needs of clients, families and children as well as the changes in operating environments, including our Australia full service business, where we have recently experienced more challenging enrollment trends and operating conditions. We are actively monitoring and assessing the trends and operating conditions in Australia and we continue to focus our efforts on improving the overall operating performance, and where appropriate, close centers that we do not believe have long-term potential. We continue to assess our portfolio of centers through the evaluation of expected near-term and long-term performance, as well as our partnerships with clients. As a result, we routinely close underperforming centers and expect to continue to optimize our portfolio and close underperforming centers identified in these evaluations over the next 12 months.
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

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	%	2025	%

	(In thousands, except percentages)
Revenue	$779,178	100.0%	$731,570	100.0%
Cost of services	590,215	75.7%	549,020	75.0%
Gross profit	188,963	24.3%	182,550	25.0%
Selling, general and administrative expenses	108,002	13.9%	94,834	13.0%
Amortization of intangible assets	1,144	0.2%	1,664	0.2%
Income from operations	79,817	10.2%	86,052	11.8%
Interest expense — net	(14,023)	(1.8)%	(10,555)	(1.5)%
Income before income tax	65,794	8.4%	75,497	10.3%
Income tax expense	(25,159)	(3.2)%	(20,722)	(2.8)%
Net income	$40,635	5.2%	$54,775	7.5%

Adjusted EBITDA (1)	$130,556	16.8%	$115,615	15.8%
Adjusted income from operations (1)	$98,955	12.7%	$86,052	11.8%
Adjusted net income (1)	$66,339	8.5%	$61,504	8.4%
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
The following table sets forth statement of income data as a percentage of revenue for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	%	2025	%

	(In thousands, except percentages)
Revenue	$1,491,400	100.0%	$1,397,097	100.0%
Cost of services	1,138,947	76.4%	1,058,810	75.8%
Gross profit	352,453	23.6%	338,287	24.2%
Selling, general and administrative expenses	205,355	13.8%	186,695	13.4%
Amortization of intangible assets	2,332	0.1%	3,268	0.2%
Income from operations	144,766	9.7%	148,324	10.6%
Interest expense — net	(26,045)	(1.7)%	(20,906)	(1.5)%
Income before income tax	118,721	8.0%	127,418	9.1%
Income tax expense	(43,978)	(3.0)%	(34,594)	(2.5)%
Net income	$74,743	5.0%	$92,824	6.6%

Adjusted EBITDA (1)	$226,162	15.2%	$207,919	14.9%
Adjusted income from operations (1)	$163,904	11.0%	$148,324	10.6%
Adjusted net income (1)	$110,955	7.4%	$106,223	7.6%
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

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Revenue. Revenue for the three months ended June 30, 2026, increased by $47.6 million, or 7%, to $779.2 million from $731.6 million for the same period in 2025. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025		Change 2026 vs 2025

	(In thousands, except percentages)
Full service center-based child care	$557,297	71.5%	$540,267	73.9%	$17,030	3.2%
Tuition	511,952	91.9%	495,701	91.8%	16,251	3.3%
Management fees and operating subsidies	45,345	8.1%	44,566	8.2%	779	1.7%
Back-up care	193,586	24.9%	162,670	22.2%	30,916	19.0%
Educational advisory services	28,295	3.6%	28,633	3.9%	(338)	(1.2)%
Total revenue	$779,178	100.0%	$731,570	100.0%	$47,608	6.5%
Revenue generated by the full service center-based child care segment in the three months ended June 30, 2026 increased by $17.0 million, or 3%, when compared to the same period in 2025. Tuition revenue increased by $16.3 million, or 3%, when compared to the prior year, primarily due to average tuition rate increases of approximately 4%, offset by the impact of centers that have closed since March 31, 2025, which reduced revenue by approximately 2.5%, and by lower enrollment in our Australia centers which reduced revenue by approximately 1%. Fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations increased tuition revenue in the three months ended June 30, 2026 by approximately 1%, or $5.0 million. We expect to be impacted by fluctuations in the foreign currency exchange rates throughout the remainder of the year, although we do not expect the impact on net earnings to be material.
Management fees and operating subsidies from employer sponsors remained relatively consistent with the prior year.
Revenue generated by back-up care services in the three months ended June 30, 2026 increased by $30.9 million, or 19%, when compared to the same period in 2025. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based care, in-home care, and school-age programs by employees of new and existing clients.
Revenue generated by educational advisory services in the three months ended June 30, 2026 remained consistent with the same period in 2025.
Cost of Services. Cost of services increased by $41.2 million, or 8%, to $590.2 million for the three months ended June 30, 2026 from $549.0 million for the same period in 2025.
Cost of services in the full service center-based child care segment increased by $24.1 million, or 5%, to $469.8 million in the three months ended June 30, 2026 when compared to the same period in 2025. The increase in cost of services was primarily associated with increased personnel costs, which represent approximately 70% of the costs for this segment. Personnel costs increased 2% during the quarter compared to the same period in the prior year, related to average hourly wage rate increases of approximately 3%, higher benefits costs, including medical care expenses, and the impact of foreign currency exchange rates, offset by reductions in labor from net center closures since the prior year. Impairment losses of $12.8 million, primarily related to long-lived assets, arising from center closures, changes in market assumptions and reduced operating performance at certain centers, also contributed to the increase in cost of services.
Cost of services in the back-up care segment increased by $16.6 million, or 19%, to $105.4 million in the three months ended June 30, 2026, when compared to the prior year. The increase in cost of services correlates to the increase in revenue and is primarily associated with care provider fees to serve the increase in utilization levels of center-based care, in-home care, and school-age programs over the prior year, and the continued investment in technology to support our customer user experience, service offerings, and marketing outreach. We expect to continue investing in increasing our network provider supply and in technology to support the growth of this segment.
Cost of services in the educational advisory services segment increased by $0.5 million, or 3%, to $15.0 million in the three months ended June 30, 2026 when compared to the prior year.
Gross Profit. Gross profit increased by $6.4 million, or 4%, to $189.0 million for the three months ended June 30, 2026 from $182.6 million for the same period in 2025 primarily due to incremental contributions from the back-up care segment, resulting from higher utilization of back-up care services, partially offset by impairment losses related to the full service center-based child care segment. Gross profit margin was 24% of revenue for the three months ended June 30, 2026, a decrease of approximately 1% from the same period in 2025.

Selling, General and Administrative Expenses (“SGA”). SGA increased by $13.2 million, or 14%, to $108.0 million for the three months ended June 30, 2026 from $94.8 million for the same period in 2025, primarily due to impairment losses of $6.3 million related to goodwill in the full service center-based child care segment attributable to an immaterial foreign reporting unit specializing in tutoring services, and higher personnel costs. SGA was 14% of revenue for the three months ended June 30, 2026, a 1% increase from the same period in 2025.
Amortization of Intangible Assets. Amortization expense on intangible assets was $1.1 million for the three months ended June 30, 2026, a decrease from $1.7 million for the three months ended June 30, 2025, primarily due to decreases from intangible assets becoming fully amortized since the prior year.
Income from Operations. Income from operations decreased by $6.2 million, or 7%, to $79.8 million for the three months ended June 30, 2026 when compared to the prior year. The following table summarizes income from operations and percentage of revenue for each of our segments for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025		Change 2026 vs 2025

	(In thousands, except percentages)
Full service center-based child care	$25,060	4.5%	$40,280	7.5%	$(15,220)	(37.8)%
Back-up care	50,278	26.0%	40,923	25.2%	9,355	22.9%
Educational advisory services	4,479	15.8%	4,849	16.9%	(370)	(7.6)%
Income from operations	$79,817	10.2%	$86,052	11.8%	$(6,235)	(7.2)%
The change in income from operations was primarily due to the following:
•Income from operations for the full service center-based child care segment decreased $15.2 million, or 38%, in the three months ended June 30, 2026 when compared to the same period in 2025, primarily due to impairment losses of $19.1 million related to long-lived assets and goodwill, arising from center closures, changes in market assumptions and reduced operating performance at certain centers, and increased personnel costs, partially offset by increases in tuition revenue from annual tuition rate increases and enrollment gains.
•Income from operations for the back-up care segment increased $9.4 million, or 23%, in the three months ended June 30, 2026 when compared to the same period in 2025, primarily due to incremental gross profit contributions from expanded utilization of back-up care services, partially offset by higher investments in technology and marketing to improve the customer experience.
•Income from operations for the educational advisory services segment decreased $0.4 million, or 8%, in the three months ended June 30, 2026 when compared to the same period in 2025.
Net Interest Expense. Net interest expense was $14.0 million for the three months ended June 30, 2026, an increase from $10.6 million for the three months ended June 30, 2025, primarily due to higher average borrowings as well as higher interest rates applicable to our debt. The weighted average interest rate for the term loans and revolving credit facility was 4.91% for the three months ended June 30, 2026 compared to 4.26% for the three months ended June 30, 2025, inclusive of the effects of the cash flow hedges. Based on the current interest rate projections, we estimate that our overall weighted average interest rate will be in the range of 5.25% to 5.5% for the remainder of 2026, inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $25.2 million during the three months ended June 30, 2026, at an effective income tax rate of 38%, compared to an income tax expense of $20.7 million during the three months ended June 30, 2025, at an effective income tax rate of 27%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the impact of unbenefited losses in certain foreign subsidiaries and the effects of net excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the three months ended June 30, 2026 and 2025, the net shortfall tax expense from stock-based compensation increased tax expense by $0.5 million and $0.1 million, respectively. For the three months ended June 30, 2026 and 2025, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 27%.

Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA increased $14.9 million, or 13%, and adjusted income from operations increased $12.9 million, or 15%, for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to increased contributions from the back-up care segment.
Adjusted Net Income. Adjusted net income increased $4.8 million, or 7.9%, for the three months ended June 30, 2026 when compared to the same period in 2025, primarily due to the increase in adjusted income from operations noted above, partially offset by higher interest expense from our senior secured credit facilities.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenue. Revenue increased by $94.3 million, or 7%, to $1.5 billion for the six months ended June 30, 2026 from $1.4 billion for the same period in 2025. The following table summarizes the revenue and percentage of total revenue for each of our segments for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025		Change 2026 vs 2025

	(In thousands, except percentages)
Full service center-based child care	$1,097,931	73.6%	$1,050,814	75.2%	$47,117	4.5%
Tuition	1,007,751	91.8%	960,327	91.4%	47,424	4.9%
Management fees and operating subsidies	90,180	8.2%	90,487	8.6%	(307)	(0.3)%
Back-up care	338,255	22.7%	291,282	20.9%	46,973	16.1%
Educational advisory services	55,214	3.7%	55,001	3.9%	213	0.4%
Total revenue	$1,491,400	100.0%	$1,397,097	100.0%	$94,303	6.7%
Revenue generated by the full service center-based child care segment in the six months ended June 30, 2026 increased by $47.1 million, or 4.5%, when compared to the same period in 2025. Tuition revenue increased by $47.4 million, or 5%, when compared to the prior year, primarily due to average tuition rate increases of approximately 4%, offset by the impact of centers that have closed since December 31, 2024, which reduced revenue by approximately 2.5%, and by lower enrollment in our Australia centers which reduced revenue by approximately 1%. Fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations increased 2026 tuition revenue by approximately 2%, or $21.5 million.
Management fees and operating subsidies from employer sponsors remained relatively consistent with the prior year.
Revenue generated by back-up care services in the six months ended June 30, 2026 increased by $47.0 million, or 16%, when compared to the same period in 2025. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based care, in-home care, and school-age programs by new and existing clients.
Revenue generated by educational advisory services in the six months ended June 30, 2026 remained consistent with the same period in the prior year.
Cost of Services. Cost of services increased $80.1 million, or 8%, to $1.1 billion for the six months ended June 30, 2026 when compared to the same period in 2025.
Cost of services in the full service center-based child care segment increased by $50.8 million, or 6%, to $0.9 billion in the six months ended June 30, 2026 when compared to the same period in 2025. The increase in cost of services was primarily associated with increased personnel costs, an increase of 5% during the six months ended June 30, 2026 compared to the same period in the prior year, related to average hourly wage rate increases of approximately 3%, higher benefits costs, including medical care expenses, and the impact of foreign currency exchange rates, offset by reductions in labor from net center closures since the prior year. Impairment losses of $12.8 million, primarily related to long-lived assets, arising from center closures, changes in market assumptions and reduced operating performance at certain centers, also contributed to the increase in cost of services.
Cost of services in the back-up care segment increased $28.4 million, or 18%, to $189.9 million in the six months ended June 30, 2026 when compared to the prior year. The increase in cost of services correlates to the increase in revenue and is primarily associated with provider fees to serve the increase in utilization levels of center-based care, in-home care, and school-age programs over the prior year, and the continued investment in technology to support our customer user experience, service offerings, and marketing outreach.
Cost of services in the educational advisory services segment increased by $0.9 million, or 3%, to $30.3 million in the six months ended June 30, 2026 when compared to the prior year.

Gross Profit. Gross profit increased $14.2 million, or 4%, to $352.5 million for the six months ended June 30, 2026 from $338.3 million for the same period in 2025 primarily due to incremental gross profit contributions from the back-up care segment, resulting from higher utilization of back-up care services, partially offset by impairment losses related to the full service center-based child care segment. Gross profit margin was 24% of revenue for the six months ended June 30, 2026, relatively consistent with the six months ended June 30, 2025.
Selling, General and Administrative Expenses. SGA increased $18.7 million, or 10%, to $205.4 million for the six months ended June 30, 2026 from $186.7 million for the same period in 2025, due to higher personnel and technology costs, and impairment losses of $6.3 million related to goodwill in the full service center-based child care segment attributable to an immaterial foreign reporting unit specializing in tutoring services. SGA was 14% of revenue for the six months ended June 30, 2026, which is relatively consistent with the same period in 2025.
Amortization of Intangible Assets. Amortization expense on intangible assets of $2.3 million for the six months ended June 30, 2026, decreased from $3.3 million for the six months ended June 30, 2025 primarily due to certain intangible assets becoming fully amortized since the prior year.
Income from Operations. Income from operations decreased by $3.6 million, or 2%, to $144.8 million for the six months ended June 30, 2026 when compared to the same period in 2025. The following table summarizes income from operations and percentage of revenue for each of our segments for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025		Change 2026 vs 2025

	(In thousands, except percentages)
Full service center-based child care	$61,965	5.6%	$73,534	7.0%	$(11,569)	(15.7)%
Back-up care	75,850	22.4%	67,307	23.1%	8,543	12.7%
Educational advisory services	6,951	12.6%	7,483	13.6%	(532)	(7.1)%
Income from operations	$144,766	9.7%	$148,324	10.6%	$(3,558)	(2.4)%
The change in income from operations was due to the following:
•Income from operations for the full service center-based child care segment decreased $11.6 million, or 16%, in the six months ended June 30, 2026 when compared to the same period in 2025, primarily due to primarily due to impairment losses of $19.1 million related to long-lived assets and goodwill, arising from center closures, changes in market assumptions and reduced operating performance at certain centers, and increased personnel costs, partially offset by increases in tuition revenue from annual tuition rate increases and enrollment gains.
•Income from operations for the back-up care segment increased $8.5 million, or 13%, in the six months ended June 30, 2026 when compared to the same period in 2025, primarily due to incremental gross profit contributions from expanded utilization of back-up care services, partially offset by increases in technology and marketing investments to improve the customer experience.
•Income from operations for the educational advisory services segment decreased $0.5 million, or 7%, in the six months ended June 30, 2026 when compared to the same period in 2025.
Net Interest Expense. Net interest expense was $26.0 million for the six months ended June 30, 2026, an increase from net interest expense of $20.9 million for the same period in 2025, primarily due to higher average borrowings as well as higher interest rates applicable to our debt. The weighted average interest rate for the term loans and revolving credit facility was 4.87% for the six months ended June 30, 2026 compared to 4.32% for the same period in 2025, inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $44.0 million for the six months ended June 30, 2026 at an effective income tax rate of 37%, compared to an income tax expense of $34.6 million during the six months ended June 30, 2025, at an effective income tax rate of 27%. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the impact of unbenefited losses and the effects of net excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income before income tax, jurisdictional mix of income before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible transaction costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock.

During the six months ended June 30, 2026, the net shortfall tax expense from stock-based compensation increased tax expense by $3.0 million. During the six months ended June 30, 2025, the net excess tax benefit from stock-based compensation decreased tax expense by $1.3 million. For the six months ended June 30, 2026 and 2025, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 28% and 27%, respectively.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $18.2 million, or 9%, and $15.6 million, or 11%, respectively, for the six months ended June 30, 2026 over the comparable period in 2025 primarily due to the incremental contributions from the back-up care segment resulting from increased utilization and from the full service child-care segment resulting from improved operating leverage.
Adjusted Net Income. Adjusted net income increased $4.7 million, or 4%, for the six months ended June 30, 2026 when compared to the same period in 2025, primarily due to the increase in adjusted income from operations noted above, partially offset by higher interest expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except share data)
Net income	$40,635	$54,775	$74,743	$92,824
Interest expense — net	14,023	10,555	26,045	20,906
Income tax expense	25,159	20,722	43,978	34,594
Depreciation	23,425	21,070	45,470	41,341
Amortization of intangible assets	1,144	1,664	2,332	3,268
EBITDA	104,386	108,786	192,568	192,933
Additional adjustments:
Impairment losses (a)	19,138	—	19,138	—
Stock-based compensation expense (b)	7,032	6,829	14,456	14,986
Total adjustments	26,170	6,829	33,594	14,986
Adjusted EBITDA	$130,556	$115,615	$226,162	$207,919

Income from operations	$79,817	$86,052	$144,766	$148,324
Impairment losses (a)	19,138	—	19,138	—
Adjusted income from operations	$98,955	$86,052	$163,904	$148,324

Net income	$40,635	$54,775	$74,743	$92,824
Income tax expense	25,159	20,722	43,978	34,594
Income before income tax	65,794	75,497	118,721	127,418
Amortization of intangible assets	1,144	1,664	2,332	3,268
Impairment losses (a)	19,138	—	19,138	—
Stock-based compensation expense (b)	7,032	6,829	14,456	14,986
Other interest costs (c)	—	551	—	551
Adjusted income before income tax	93,108	84,541	154,647	146,223
Adjusted income tax expense (d)	(26,769)	(23,037)	(43,692)	(40,000)
Adjusted net income	$66,339	$61,504	$110,955	$106,223

Weighted average common shares outstanding — diluted	51,757,065	57,713,111	53,230,622	57,831,930
Diluted adjusted earnings per common share (e)	$1.28	$1.07	$2.08	$1.84
(a)Impairment losses represent charges related to long-lived assets and goodwill arising from center closures, changes in market assumptions and reduced operating performance at certain centers. For the three and six months ended June 30, 2026, impairment losses totaled $19.1 million related to the full service center-based child care segment, of which $12.8 million was recorded to cost of services and $6.3 million was recorded to selling, general and administrative expenses in the second quarter.
(b)Stock-based compensation expense represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(c)Other interest costs in the three and six months ended June 30, 2025 consist of costs incurred in connection with the April 2025 debt refinancing of $0.6 million, which are included in interest expense on the statement of income.

(d)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 29% and 28% for the three and six months ended June 30, 2026, respectively, and of approximately 27% for both the three and six months ended June 30, 2025. The jurisdictional mix of the expected adjusted income before income tax for the full year will affect the estimated effective tax rate for the year.
(e)The sum of the quarterly earnings per common share amounts does not equal the year-to-date earnings per share amounts due to the independent calculation of the weighted-average number of common shares outstanding for each discrete period, as well as rounding. This variance is primarily due to the seasonal fluctuations in our net income and changes in the weighted-average shares outstanding, including the cumulating effect of treasury repurchases during individual quarters.
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

Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our $1.0 billion multi-currency revolving credit facility (“revolving credit facility”). We had $163.7 million in cash ($167.8 million including restricted cash) as of June 30, 2026, of which $75.5 million was held in foreign jurisdictions, compared to $140.1 million in cash ($143.2 million including restricted cash) as of December 31, 2025, of which $66.3 million was held in foreign jurisdictions. Operations outside of North America accounted for 31% and 29% of our consolidated revenue in the six months ended June 30, 2026 and 2025, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the six months ended June 30, 2026 and 2025. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the remainder of the year, we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity and capital resources for the remainder of 2026.
Our revolving credit facility is part of our senior secured credit facilities. On June 1, 2026, we amended our existing senior secured credit facilities to, among other changes, issue a $375 million new term loan A facility as well as increase the borrowing capacity of our revolving credit facility from $900 million to $1.0 billion. On the closing date, we used the proceeds of the term loan A, together with cash on hand, to repay outstanding borrowings under the revolving credit facility, including all outstanding interest and related fees and expenses. As of June 30, 2026 and December 31, 2025, $520.1 million and $383.7 million, respectively, of the revolving credit facility was available for borrowing.
We had a working capital deficit of $506.6 million and $462.2 million as of June 30, 2026 and December 31, 2025, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, from share repurchases, and short-term borrowings on our long-term debt.
As of June 30, 2026, we had $767.4 million in lease liabilities, $110.4 million of which is short-term in nature. Refer to Note 3, Leases, to our condensed consolidated financial statements for additional information on leases, including the maturity of the contractual obligations related to our lease liabilities.
Effective March 9, 2026, the board of directors authorized a new share repurchase program under which up to an aggregate of $600 million of our outstanding common stock may be repurchased. The share repurchase program has no expiration date and canceled and replaced the prior $500 million share repurchase authorization announced in June 2025, of which $127.6 million remained available thereunder. During the six months ended June 30, 2026, we repurchased approximately 6.6 million shares for $473.2 million under the repurchase program (resulting in a $4.6 million excise tax liability). During the six months ended June 30, 2025, we repurchased approximately 0.5 million shares for $60.7 million under the repurchase program (resulting in a $0.2 million excise tax liability). All repurchased shares have been retired and, as of June 30, 2026, $328.7 million remained available for future repurchases.
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

Cash Flows	Six Months Ended June 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$202,792	$220,374
Net cash used in investing activities	$(39,404)	$(37,968)
Net cash used in financing activities	$(137,005)	$(116,087)
Cash, cash equivalents and restricted cash — beginning of period	$143,158	$123,715
Cash, cash equivalents and restricted cash — end of period	$167,797	$197,079

Cash Provided by Operating Activities
Cash provided by operating activities was $202.8 million for the six months ended June 30, 2026, compared to $220.4 million for the same period in 2025. The decrease in cash provided by operations primarily relates to changes in working capital.
Cash Used in Investing Activities
Cash used in investing activities was $39.4 million for the six months ended June 30, 2026 compared to $38.0 million for the same period in 2025. The increase in cash used in investing activities primarily relates to an increase in net purchases of fixed assets for maintenance and refurbishments in our existing centers, technology, and new child care centers, from $34.0 million in the six months ended June 30, 2025 to $39.1 million in the six months ended June 30, 2026.
Additionally, we did not invest in any acquisitions during the six months ended June 30, 2026, compared to investing $5.1 million in acquisitions during the same period in 2025.
Cash Used in Financing Activities
Cash used in financing activities was $137.0 million for the six months ended June 30, 2026 compared to $116.1 million for the same period in 2025. Significant financing activities in the six months ended June 30, 2026 included an increase of $411.2 million in share repurchases, or $471.5 million, compared to repurchases of $60.3 million during the same period in 2025. Offsetting this increase were net borrowings under the revolving credit facility as well as the issuance of the term loan A facility, together providing $342.7 million during the six months ended June 30, 2026, compared to net debt payments of $49.5 million during the same period in 2025, a net change of $392.2 million.
Additionally, proceeds received from the exercise of stock options were $10.2 million in the six months ended June 30, 2025, compared to no proceeds in the six months ended June 30, 2026. Taxes paid related to the net share settlement of stock options and restricted stock decreased to $7.8 million in the six months ended June 30, 2026, compared to $13.6 million in the same period in 2025.
Debt
Our senior secured credit facilities consist of a term loan B facility (“term loan B”) and a term loan A facility (“term loan A” and, together with the term loan B, the “term loans”), as well as a $1.0 billion multi-currency revolving credit facility (“revolving credit facility”).
Long-term debt obligations were as follows:

	June 30, 2026	December 31, 2025

	(In thousands)
Term loan B	$450,000	$450,000
Term loan A	375,000	—
Revolving credit facility	465,953	499,552
Deferred financing costs and original issue discount	(3,567)	(2,386)
Total debt	1,287,386	947,166
Less current portion of term loans	(9,375)	—
Less current portion of revolving credit facility	(205,953)	(199,552)
Long-term debt	$1,072,058	$747,614

The term loan B matures on August 21, 2032 and as a result of voluntary prepayments totaling $133.5 million in 2025, the remaining principal balance of $450 million is due at maturity.
On June 1, 2026, the Company amended its existing senior secured credit facilities to, among other changes, issue a $375 million new term loan A facility. The term loan A matures on April 17, 2030 and requires scheduled quarterly amortization payments equal to 2.5% per annum of the original aggregate principal amount of the term loan A for the period commencing September 30, 2026 through and including June 30, 2028, increasing to 5.0% per annum thereafter through March 30, 2030. The remaining principal balance is due at maturity.
In conjunction with the June 1, 2026 amendment, the Company increased the borrowing capacity of its revolving credit commitments under the revolving credit facility from $900 million to $1.0 billion, which matures on April 17, 2030. As of June 30, 2026, borrowings outstanding on the revolving credit facility were $459.5 million (composed of $365.0 million, €48.8 million and £29.3 million) and letters of credit outstanding were $20.2 million, with $520.1 million available for borrowing. As of December 31, 2025, borrowings outstanding on the revolving credit facility were $496.5 million (composed of $370.0 million, €71.8 million and £31.4 million) and letters of credit outstanding were $20.2 million, with $383.7 million available for borrowing. Additionally, a AU$9.4 million (USD$6.5 million) uncommitted working capital credit facility is available in Australia for short-term borrowing purposes. As of June 30, 2026 and December 31, 2025, there were AU$9.4 million (USD$6.5 million) and AU$4.5 million (USD$3.0 million) borrowings outstanding under this facility, respectively.
Borrowings under the senior secured credit facilities are subject to variable interest. We mitigate our interest rate exposure with interest rate cap agreements. In December 2021, we entered into interest rate cap agreements with a total notional value of $900 million. Interest rate cap agreements for $600 million, which had a forward starting effective date of October 31, 2023 and expired on October 31, 2025, provided us with interest rate protection in the event the one-month term SOFR rate increased above 2.4%. Interest rate cap agreements for $300 million, which had a forward starting effective date of October 31, 2023 and expire on October 31, 2026, provide us with interest rate protection in the event the one-month term SOFR rate increases above 2.9%.
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
In February 2026, we entered into an additional interest rate cap agreement with a total notional value of $150 million, designated and accounted for as a cash flow hedge from inception. The interest rate cap agreement, which has a forward starting effective date of October 30, 2026, provides us with interest rate protection in the event the one-month term SOFR rate increases above 2.75%, and expires on October 31, 2027.
The blended weighted average interest rate for the term loans and revolving credit facility was 4.87% and 4.32% for the six months ended June 30, 2026 and 2025, respectively, including the impact of the cash flow hedges. Based on the current interest rate projections, we estimate that our overall weighted average interest rate will be in the range of 5.25% to 5.50% for the remainder of 2026, inclusive of the effects of the cash flow hedges.
The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at June 30, 2026. Refer to Note 6, Credit Arrangements and Debt Obligations, to our condensed consolidated financial statements for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The table below sets forth information regarding purchases of our common stock during the three months ended June 30, 2026:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares/Units that May Yet Be Purchased Under the Plans or Programs (In thousands) (2) (d)

April 1, 2026 to April 30, 2026	315,000	$82.97	315,000	$550,949
May 1, 2026 to May 31, 2026	1,695,000	$67.74	1,695,000	$436,125
June 1, 2026 to June 30, 2026	1,642,156	$65.41	1,642,156	$328,717
	3,652,156		3,652,156
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits
(a) Exhibits:

Exhibit Number	Exhibit Title
10.1
Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of June 1, 2026, by and among Bright Horizons Family Solutions LLC, Bright Horizons Capital Corp., certain subsidiaries of the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, the 2026 Term A Lenders, the 2026 Revolving Credit Lenders party thereto and the L/C Issuer party thereto. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-35780, filed June 1, 2026) (1)

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(1)	Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC.
*	Exhibits filed herewith.
**	Exhibits furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	August 6, 2026	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)