Form 10-Q
period 2026-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
filed 2026-10-30
CIK 1437578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of October 22, 2026, there were 47,931,035 shares of common stock outstanding.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
FORM 10-Q
For the quarterly period ended September 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$119,230	$140,091
Accounts receivable — net of allowance for credit losses of $3,797 and $3,667 at September 30, 2026 and December 31, 2025, respectively	244,603	293,983
Prepaid expenses and other current assets	80,845	69,899
Total current assets	444,678	503,973
Fixed assets — net	566,030	574,200
Goodwill	1,532,162	1,824,175
Other intangible assets — net	186,479	193,452
Operating lease right-of-use assets	620,508	682,069
Other assets	129,689	111,734
Total assets	$3,479,546	$3,889,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,375	$—
Current portion of revolving credit facility	283,087	199,552
Accounts payable and accrued expenses	327,178	292,812
Current portion of operating lease liabilities	111,291	110,229
Deferred revenue	229,633	330,647
Other current liabilities	31,592	32,925
Total current liabilities	992,156	966,165
Long-term debt — net	1,069,892	747,614
Operating lease liabilities	635,735	702,845
Other long-term liabilities	107,014	104,126
Deferred revenue	13,221	14,689
Deferred income taxes	23,141	14,873
Total liabilities	2,841,159	2,550,312
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 48,110,275 and 55,622,045 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	48	56
Additional paid-in capital	—	424,953
Accumulated other comprehensive loss	(40,711)	(44,850)
Retained earnings	679,050	959,132
Total stockholders’ equity	638,387	1,339,291
Total liabilities and stockholders’ equity	$3,479,546	$3,889,603
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands, except share data)
Revenue	$841,471	$802,812	$2,332,871	$2,199,909
Cost of services	636,645	585,763	1,775,592	1,644,573
Gross profit	204,826	217,049	557,279	555,336
Selling, general and administrative expenses	100,824	94,726	299,904	281,421
Goodwill impairment	290,000	—	296,275	—
Amortization of intangible assets	1,135	1,477	3,467	4,745
Income (loss) from operations	(187,133)	120,846	(42,367)	269,170
Interest expense — net	(17,195)	(12,212)	(43,240)	(33,118)
Income (loss) before income tax	(204,328)	108,634	(85,607)	236,052
Income tax expense	(26,362)	(30,082)	(70,340)	(64,676)
Net income (loss)	$(230,690)	$78,552	$(155,947)	$171,376

Earnings (loss) per common share:
Common stock — basic	$(4.76)	$1.38	$(3.03)	$3.00
Common stock — diluted	$(4.76)	$1.37	$(3.03)	$2.97

Weighted average common shares outstanding:
Common stock — basic	48,425,768	56,927,187	51,434,157	57,188,938
Common stock — diluted	48,425,768	57,377,773	51,434,157	57,680,543
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands)
Net income (loss)	$(230,690)	$78,552	$(155,947)	$171,376
Other comprehensive income (loss):
Foreign currency translation adjustments	3,082	(9,362)	2,357	70,529
Unrealized gain (loss) on cash flow hedges and investments, net of tax	380	(2,618)	1,782	(7,669)
Total other comprehensive income (loss)	3,462	(11,980)	4,139	62,860
Comprehensive income (loss)	$(227,228)	$66,572	$(151,808)	$234,236
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at July 1, 2026	49,244,296	$49	$—	$—	$(44,173)	$987,643	$943,519
Stock-based compensation expense			7,817				7,817
Issuance of common stock under the Equity Incentive Plan	16,902	—	—				—
Shares received in net share settlement of equity awards	(5,143)	—	(397)				(397)
Purchase of treasury stock				(85,324)			(85,324)
Retirement of treasury stock	(1,145,780)	(1)	(7,420)	85,324		(77,903)	—
Other comprehensive income					3,462		3,462
Net loss						(230,690)	(230,690)
Balance at September 30, 2026	48,110,275	$48	$—	$—	$(40,711)	$679,050	$638,387

	Three months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at July 1, 2025	57,170,610	$57	$575,679	$—	$(35,455)	$858,840	$1,399,121
Stock-based compensation expense			7,526				7,526
Issuance of common stock under the Equity Incentive Plan	42,911	—	1,596				1,596
Shares received in net share settlement of equity awards	(13,689)	—	(1,620)				(1,620)
Purchase of treasury stock				(45,742)			(45,742)
Retirement of treasury stock	(398,362)	—	(45,742)	45,742			—
Other comprehensive loss					(11,980)		(11,980)
Net income						78,552	78,552
Balance at September 30, 2025	56,801,470	$57	$537,439	$—	$(47,435)	$937,392	$1,427,453
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine months ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2026	55,622,045	$56	$424,953	$—	$(44,850)	$959,132	$1,339,291
Stock-based compensation expense			22,273				22,273
Issuance of common stock under the Equity Incentive Plan	311,610	—	—				—
Shares received in net share settlement of equity awards	(112,794)	—	(8,214)				(8,214)
Purchase of treasury stock				(563,155)			(563,155)
Retirement of treasury stock	(7,710,586)	(8)	(439,012)	563,155		(124,135)	—
Other comprehensive income					4,139		4,139
Net loss						(155,947)	(155,947)
Balance at September 30, 2026	48,110,275	$48	$—	$—	$(40,711)	$679,050	$638,387

	Nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

	(In thousands, except share data)
Balance at January 1, 2025	57,404,736	$57	$622,618	$—	$(110,295)	$766,016	$1,278,396
Stock-based compensation expense			22,512				22,512
Issuance of common stock under the Equity Incentive Plan	434,976	—	14,227				14,227
Shares received in net share settlement of equity awards	(121,654)	—	(15,229)				(15,229)
Purchase of treasury stock				(106,689)			(106,689)
Retirement of treasury stock	(916,588)	—	(106,689)	106,689			—
Other comprehensive income					62,860		62,860
Net income						171,376	171,376
Balance at September 30, 2025	56,801,470	$57	$537,439	$—	$(47,435)	$937,392	$1,427,453
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2026	2025

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(155,947)	$171,376
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	296,275	—
Depreciation and amortization	73,027	68,655
Stock-based compensation expense	22,273	22,512
Long-lived asset impairment and other non-cash items	22,091	5,190
Deferred income taxes	7,362	8,491
Changes in assets and liabilities:
Accounts receivable	49,102	38,526
Prepaid expenses and other current assets	(1,081)	(9,327)
Accounts payable and accrued expenses	35,186	(18,161)
Income taxes	(10,000)	(3,479)
Deferred revenue	(101,684)	(65,171)
Leases	(16,694)	(8,288)
Other assets	(11,195)	(14,459)
Other current and long-term liabilities	(640)	6,927
Net cash provided by operating activities	208,075	202,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets — net	(69,441)	(58,907)
Proceeds from debt securities and other investments	15,066	10,287
Purchases of debt securities and other investments	(17,425)	(9,760)
Payments and settlements for acquisitions — net of cash acquired	—	(5,106)
Net cash used in investing activities	(71,800)	(63,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	488,463	469,602
Payments under revolving credit facility	(442,457)	(320)
Borrowings of long-term debt — net of issuance costs	373,610	—
Principal payments of long-term debt	(2,344)	(501,000)
Payments of revolving credit facility debt issuance costs	(371)	(3,046)
Purchase of treasury stock	(559,578)	(104,671)
Proceeds from issuance of common stock upon exercise of options	—	11,826
Taxes paid related to the net share settlement of equity awards	(8,214)	(15,229)
Net cash used in financing activities	(150,891)	(142,838)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,537)	5,786
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,153)	2,254
Cash, cash equivalents and restricted cash — beginning of period	143,158	123,715
Cash, cash equivalents and restricted cash — end of period	$127,005	$125,969
See accompanying notes to condensed consolidated financial statements.

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine months ended September 30,
	2026	2025

	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$119,230	$116,604
Restricted cash, included in prepaid expenses and other current assets	5,221	6,838
Restricted cash, included in other assets	2,554	2,527
Total cash, cash equivalents and restricted cash — end of period	$127,005	$125,969

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments of interest	$47,059	$42,699
Cash received from cash flow hedges of interest rate risk	$2,391	$11,772
Cash payments of income taxes (net of refunds in 2026)	$72,960	$58,171
Cash paid for amounts included in the measurement of lease liabilities	$126,686	$119,757

NON-CASH TRANSACTIONS:
Fixed asset purchases recorded in accounts payable and accrued expenses	$1,646	$1,738
Operating right-of-use assets obtained in exchange for operating lease liabilities — net	$18,153	$41,845
Treasury stock purchases in other current liabilities	$—	$1,351
Restricted stock reclassified from other current liabilities to equity upon vesting	$—	$2,401
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
As of September 30, 2026, the Company operated 979 early education and child care centers.
Basis of Presentation — The accompanying unaudited condensed consolidated balance sheet as of September 30, 2026 and the unaudited condensed consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required in accordance with U.S. GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 30, 2026 and the unaudited condensed consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2026 and 2025, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented, except for the non-recurring goodwill impairment of $296.3 million recorded during the nine months ended September 30, 2026, which is described in Note 5, Goodwill and Intangible Assets. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
During the three months ended September 30, 2026, the Company elected to revise the presentation in the statement of cash flows of routine borrowings and repayments with original maturities of 90 days or less under its revolving credit facility to be presented on a net basis. For the nine months ended September 30, 2026 and 2025, such amounts are included in borrowings under revolving credit facility within financing activities. Prior period amounts have been reclassified to conform to the current period presentation. The reclassification decreased the amount presented in financing activities as borrowings and repayments by $67.5 million for the nine months ended September 30, 2025. The reclassification did not affect total net cash used in financing activities or the ending balance of cash and cash equivalents.
Stockholders’ Equity — The board of directors of the Company authorized a new share repurchase program of up to $600 million (exclusive of fees, commissions or other expenses) of the Company’s outstanding common stock effective March 9, 2026. The new share repurchase program has no expiration date and canceled and replaced the prior share repurchase program of up to $500 million announced in June 2025, of which approximately $127.6 million remained available thereunder. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities law, including under Rule 10b5-1 plans or accelerated share repurchase programs. During the nine months ended September 30, 2026, the Company repurchased approximately 7.7 million shares for $557.7 million under the repurchase program (resulting in a $5.4 million excise tax liability). During the nine months ended September 30, 2025, the Company repurchased approximately 0.9 million shares for $106.0 million under the repurchase program (resulting in a $0.7 million excise tax liability). Share repurchases are initially recorded to treasury stock at cost. Upon retirement, the par value of the share repurchases are recorded to common stock with the excess of the purchase price over par first recorded against any available additional paid in capital (“APIC”) and the balance recorded to retained earnings. Due to the volume of share repurchases under the authorized share repurchase program during the nine months ended September 30, 2026, the Company has no remaining balance in APIC as of September 30, 2026. All repurchased shares have been retired and, as of September 30, 2026, $244.3 million remained available under the Board-approved repurchase program.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into segments and geographical regions. Revenue disaggregated by segment and geographical region was as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended September 30, 2026
North America	$314,302	$258,794	$33,134	$606,230
Outside North America	207,671	27,570	—	235,241
	$521,973	$286,364	$33,134	$841,471
Three months ended September 30, 2025
North America	$315,171	$228,680	$33,933	$577,784
Outside North America	200,336	24,692	—	225,028
	$515,507	$253,372	$33,933	$802,812

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Nine months ended September 30, 2026
North America	$986,891	$567,503	$88,348	$1,642,742
Outside North America	633,013	57,116	—	690,129
	$1,619,904	$624,619	$88,348	$2,332,871
Nine months ended September 30, 2025
North America	$988,228	$494,891	$88,934	$1,572,053
Outside North America	578,093	49,763	—	627,856
	$1,566,321	$544,654	$88,934	$2,199,909
The classification “North America” is comprised of the Company’s operations in the United States (including Puerto Rico), and the classification “Outside North America” includes the Company’s operations in the United Kingdom, the Netherlands, Australia and India.
Deferred Revenue
The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. The Company recognized $295.8 million and $273.1 million as revenue during the nine months ended September 30, 2026 and 2025, respectively, which was included in the deferred revenue balance at the beginning of each respective period.
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

3. LEASES
The Company has operating leases for certain of its full service and back-up early education and child care centers, corporate offices, call centers, and to a lesser extent, various office equipment, in the United States, the United Kingdom, the Netherlands, and Australia. Most of the leases expire within 10 to 15 years and many contain renewal options and/or termination provisions. As of September 30, 2026 and December 31, 2025, there were no material finance leases.
Lease Expense
The components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands)
Operating lease expense (1)	$36,006	$37,064	$121,139	$111,122
Variable lease expense (1)	10,965	11,204	33,148	34,558
Total lease expense	$46,971	$48,268	$154,287	$145,680
(1) Excludes short-term lease expense and sublease income, which were immaterial for the periods presented.
Operating lease expense for the nine months ended September 30, 2026 includes impairment losses on operating lease right-of-use assets of $11.1 million. Refer to Note 9, Fair Value Measurements, and Note 11, Segment Information, for additional information.
Other Information
The weighted average remaining lease term and the weighted average discount rate were as follows:

	September 30, 2026	December 31, 2025

Weighted average remaining lease term (in years)	9	9
Weighted average discount rate	7.1%	7.0%
Maturity of Lease Liabilities
The following table summarizes the maturity of lease liabilities as of September 30, 2026:

Operating Leases

(In thousands)
Remainder of 2026	$30,237
2027	156,744
2028	144,676
2029	129,066
2030	107,556
Thereafter	451,592
Total lease payments	1,019,871
Less imputed interest	(272,845)
Present value of lease liabilities	747,026
Less current portion of operating lease liabilities	(111,291)
Long-term operating lease liabilities	$635,735
As of September 30, 2026, the Company had not entered into any material operating leases that have not yet commenced.

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
The determination and allocation of purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). As of September 30, 2026, the purchase price allocation for one of these acquisitions remains open as the Company gathers additional information regarding the assets acquired and the liabilities assumed. The operating results for the acquired businesses are included in the consolidated results of operations from the date of acquisition and were not material to the Company’s financial results.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Balance at January 1, 2026	$1,575,631	$210,868	$37,676	$1,824,175
Impairment losses	(296,275)	—	—	(296,275)
Effect of foreign currency translation	4,820	(378)	—	4,442
Adjustments to prior year acquisitions	(180)	—	—	(180)
Balance at September 30, 2026	$1,283,996	$210,490	$37,676	$1,532,162
The Company completed its annual goodwill impairment assessment as of October 1, 2026. The Company performed a quantitative goodwill impairment test for its reporting unit within full service center-based child care related to the full service operations outside North America and determined that the carrying value of the reporting unit exceeded its fair value. As a result, the Company recorded goodwill impairment losses of $290.0 million. The impairment losses resulted from a reduction in long-term cash flow projections primarily associated with the Company’s operations in Australia, which was not offset by the expected cash flows of the remaining full service operations outside North America. Fair value was estimated using a discounted cash flow model and market-derived valuation assumptions. The Company performed qualitative assessments for the remaining reporting units in conjunction with its annual impairment assessment as of October 1, 2026, noting that a quantitative test was not required.
During the nine months ended September 30, 2026, the Company identified other indicators of impairment and recorded impairment losses of $6.3 million related to an immaterial foreign reporting unit within full service specializing in tutoring services.
Impairment losses are included in operating income (loss) under the caption “Goodwill impairment.” Refer to Note 9, Fair Value Measurements, and Note 11, Segment Information, for additional information.

The Company also has intangible assets, which consisted of the following as of September 30, 2026 and December 31, 2025:

September 30, 2026	Cost	Accumulated amortization	Net carrying amount

	(In thousands)
Definite-lived intangible assets:
Customer relationships	$383,251	$(382,650)	$601
Trade names	16,382	(11,374)	5,008
	399,633	(394,024)	5,609
Indefinite-lived intangible assets:
Trade names	180,870	—	180,870
	$580,503	$(394,024)	$186,479
During the three months ended September 30, 2026, the Company recorded impairment losses of approximately $4.0 million for customer relationships related to our full service center-based child care operations in Australia, which were included in selling, general, and administrative expenses on the income statement.

December 31, 2025	Cost	Accumulated amortization	Net carrying amount

	(In thousands)
Definite-lived intangible assets:
Customer relationships	$386,482	$(379,457)	$7,025
Trade names	16,148	(10,693)	5,455
	402,630	(390,150)	12,480
Indefinite-lived intangible assets:
Trade names	180,972	—	180,972
	$583,602	$(390,150)	$193,452
The Company estimates that it will record amortization expense related to intangible assets existing as of September 30, 2026 as follows:

Estimated amortization expense

(In thousands)
Remainder of 2026	$462
2027	1,037
2028	813
2029	749
2030	728
Thereafter	1,820
$5,609

6. CREDIT ARRANGEMENTS AND DEBT OBLIGATIONS
Senior Secured Credit Facilities
The Company’s senior secured credit facilities consist of a term loan B facility (“term loan B”) and a term loan A facility (“term loan A” and, together with term loan B, the “term loans”), as well as a $1.0 billion multi-currency revolving credit facility (“revolving credit facility”).
Long-term debt obligations were as follows:

	September 30, 2026	December 31, 2025

	(In thousands)
Term loan B	$450,000	$450,000
Term loan A	372,656	—
Revolving credit facility	543,087	499,552
Deferred financing costs and original issue discount	(3,389)	(2,386)
Total debt	1,362,354	947,166
Less current portion of term loans	(9,375)	—
Less current portion of revolving credit facility	(283,087)	(199,552)
Long-term debt	$1,069,892	$747,614
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
All borrowings under the credit facilities are subject to variable interest. The effective interest rate for the term loans was 5.54% and 5.47% as of September 30, 2026 and December 31, 2025, respectively, and the weighted average interest rate was 5.37% and 6.06% for the nine months ended September 30, 2026 and 2025, respectively, prior to the effects of any interest rate hedge arrangements.
The effective interest rate for the revolving credit facility was 5.29% and 4.96% as of September 30, 2026 and December 31, 2025, respectively, and the weighted average interest rate was 5.00% and 5.83% for the nine months ended September 30, 2026 and 2025, respectively, prior to the effects of any interest rate hedge arrangements. The effective interest rate on the revolving credit facility may fluctuate from borrowing to borrowing for various reasons, including changes in the term benchmark or base interest rate, and the selected interest period as terms may vary between under-30 day and over-30 day borrowings.
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
The term loan A matures on April 17, 2030 and requires scheduled quarterly amortization payments equal to 2.5% per annum of the original aggregate principal amount of the term loan A for the period commencing September 30, 2026 through and including June 30, 2028, increasing to 5.0% per annum thereafter through March 30, 2030. The remaining principal balance is due at maturity. Borrowings under the term loan A bear interest at a rate per annum equal to the term SOFR rate plus a margin ranging from 1.25% to 1.75% or base rate plus a margin ranging from 0.25% to 0.75%. The term SOFR option is one, three or six month SOFR, as selected by the Company or, with the approval of the applicable lenders, twelve months or less than one month SOFR, subject to an interest rate floor of 0.00%. The base rate is the highest of (x) the prime rate quoted by The Wall Street Journal, (y) the greater of the federal funds rate and the overnight bank funding rate, in either case, plus 0.50%, and (z) one-month term SOFR plus 1.00%, subject to an interest rate floor of 1.00%.
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
The revolving credit facility matures on April 17, 2030. However, if there is any additional material indebtedness maturing on or before April 17, 2030, the maturity date will be 91 days prior to the maturity of that material indebtedness, unless the Company satisfies a minimum liquidity threshold test as of that date. As of September 30, 2026, the Company does not hold any material indebtedness maturing before April 17, 2030.
As of September 30, 2026, borrowings outstanding on the revolving credit facility were $543.1 million (composed of $475.0 million, €39.8 million and £17.3 million) and letters of credit outstanding were $20.2 million, with $436.0 million available for borrowing. Since the revolving credit facility has a contractual maturity in excess of 12 months from the balance sheet date and the Company has the ability and intends to renew borrowings of at least $260 million through September 30, 2027, such balance has been presented as long-term on the condensed consolidated balance sheet at September 30, 2026. As of December 31, 2025, borrowings outstanding on the revolving credit facility were $496.5 million (composed of $370.0 million, €71.8 million and £31.4 million) and letters of credit outstanding were $20.2 million, with $383.7 million available for borrowing.
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

In 2024, the Company entered into a AU$5 million (USD$3.3 million) uncommitted working capital credit facility in Australia for short-term borrowing purposes. In 2026, the line of credit was increased to AU$9.4 million (USD$6.5 million). As of September 30, 2026, there were no borrowings outstanding under this facility, and as of December 31, 2025, there were AU$4.5 million (USD$3.0 million) of borrowings outstanding. The effective interest rate as of December 31, 2025 was 5.59% and the weighted average interest rate for the nine months ended September 30, 2026 was 6.36% for this working capital credit facility.
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
As of September 30, 2026, future principal payments of long-term debt are as follows for the years ending December 31:

Long-term debt

(In thousands)
Remainder of 2026	$2,344
2027	9,375
2028	14,062
2029	18,750
2030	328,125
Thereafter	450,000
Total future principal payments	$822,656
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

In February and October 2026, the Company entered into additional interest rate cap agreements with a total notional value of $150 million and $100 million, respectively, designated and accounted for as a cash flow hedge from inception. The February and October 2026 interest rate cap agreements, both of which have a forward starting effective date of October 30, 2026, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 2.75% and 3.5%, respectively, and expire on October 31, 2027 and October 31, 2028, respectively.
The fair value of the derivative financial instruments was as follows for the periods presented:

Derivative financial instruments	Consolidated balance sheet classification	September 30, 2026	December 31, 2025

		(In thousands)
Interest rate caps - asset	Prepaid and other current assets	$305	$1,763
Interest rate caps - asset	Other assets	$4,212	$423
The effect of the derivative financial instruments on other comprehensive income (loss) was as follows:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Three months ended September 30, 2026
Cash flow hedges	$1,237	Interest expense — net	$234	$1,003
Income tax effect	(323)	Income tax expense	(61)	(262)
Net of income taxes	$914		$173	$741

Three months ended September 30, 2025
Cash flow hedges	$(397)	Interest expense — net	$3,224	$(3,621)
Income tax effect	106	Income tax expense	(861)	967
Net of income taxes	$(291)		$2,363	$(2,654)

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Consolidated statement of income classification	Amount of net gain (loss) reclassified into earnings	Total effect on other comprehensive income (loss)

	(In thousands)		(In thousands)
Nine months ended September 30, 2026
Cash flow hedges	$3,944	Interest expense — net	$635	$3,309
Income tax effect	(1,032)	Income tax expense	(166)	(866)
Net of income taxes	$2,912		$469	$2,443

Nine months ended September 30, 2025
Cash flow hedges	$(1,063)	Interest expense — net	$9,633	$(10,696)
Income tax effect	284	Income tax expense	(2,572)	2,856
Net of income taxes	$(779)		$7,061	$(7,840)
During the next 12 months, the Company estimates that a net gain of $2.2 million, pre-tax, will be reclassified from accumulated other comprehensive loss and recorded as a reduction to interest expense related to these derivative financial instruments.

7. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(In thousands, except share data)
Net income (loss)	$(230,690)	$78,552	$(155,947)	$171,376

Weighted average common shares outstanding — basic	48,425,768	56,927,187	51,434,157	57,188,938
Effect of dilutive securities	—	450,586	—	491,605
Weighted average common shares outstanding — diluted	48,425,768	57,377,773	51,434,157	57,680,543

Earnings (loss) per common share — basic	$(4.76)	$1.38	$(3.03)	$3.00
Earnings (loss) per common share — diluted	$(4.76)	$1.37	$(3.03)	$2.97
For the three and nine months ended September 30, 2026 and 2025, basic and diluted earnings (loss) per share were calculated using the treasury method. Due to the Company’s net loss for the three and nine months ended September 30, 2026, all potentially dilutive securities were excluded from the calculation of diluted net loss per share, as their inclusion would have been anti-dilutive. Equity awards outstanding to purchase or receive approximately 1.9 million shares of common stock were excluded from diluted earnings per share for both the three and nine months ended September 30, 2026. Equity awards outstanding to purchase or receive approximately 1.2 million and 1.0 million shares of common stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2025, respectively, because their effect would have been anti-dilutive.
8. INCOME TAXES
The Company’s effective income tax rates for the three and nine months ended September 30, 2026 were not meaningful due to the impact of the non-deductible goodwill impairment and resulting pretax loss. For the three and nine months ended September 30, 2025, the effective income tax rates were 27.7% and 27.4%, respectively. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income (loss) before income tax, jurisdictional mix of income (loss) before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock, which is included in tax expense.
During each of the three months ended September 30, 2026 and 2025, the net shortfall tax expense from stock-based compensation increased tax expense by $0.1 million. During the nine months ended September 30, 2026, the net shortfall tax expense from stock-based compensation increased tax expense by $3.3 million. During the nine months ended September 30, 2025, the net excess tax benefit from stock-based compensation decreased tax expense by $1.2 million. For the three months ended September 30, 2026 and 2025, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 28% and 27%, respectively. For the nine months ended September 30, 2026 and 2025, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective income tax rate approximated 28% and 27%, respectively.
The Company’s unrecognized tax benefits were $1.1 million and $1.0 million as of September 30, 2026 and December 31, 2025, respectively, inclusive of interest.
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
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and accounts receivable. The Company mitigates its exposure by maintaining its cash in financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the services it provides, and the related credit risk is dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net revenue or accounts receivable. No significant credit concentration risk existed as of September 30, 2026.
Long-term Debt — The Company’s term loans are recorded at adjusted cost, net of original issue discounts and deferred financing costs. The fair value of the Company’s term loans is based on current bid prices or prices for similar instruments from active markets and is classified as Level 2. The Company's revolving credit facility is recorded at cost, and its fair value is classified as Level 2. As of September 30, 2026 and December 31, 2025, the estimated fair value approximated the carrying value of the total long-term debt.
Derivative Financial Instruments — The Company’s derivative financial instruments, comprised of interest rate cap agreements, are recorded at fair value and estimated using market-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs. Additionally, the fair value of the interest rate caps included consideration of credit risk. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness. As the magnitude of the CVA was not a significant component of the fair value of the interest rate caps, it was not considered a significant input. The fair value of the interest rate caps is classified as Level 2. As of September 30, 2026, the fair value of the interest rate cap agreements was $4.5 million, of which $0.3 million was recorded in prepaid expenses and other current assets and $4.2 million was recorded in other assets on the consolidated balance sheet. As of December 31, 2025, the fair value of the interest rate cap agreements was $2.2 million, of which $1.8 million was recorded in prepaid expenses and other current assets and $0.4 million was recorded in other assets on the consolidated balance sheet.
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
Debt securities are recorded at fair value. As of September 30, 2026, the fair value of the available-for-sale debt securities was $40.8 million and was classified based on the instruments’ maturity dates, with $12.7 million included in prepaid expenses and other current assets and $28.1 million in other assets on the consolidated balance sheet. As of December 31, 2025, the fair value of the available-for-sale debt securities was $39.5 million, with $15.4 million included in prepaid expenses and other current assets and $24.1 million in other assets on the consolidated balance sheet. As of September 30, 2026, debt securities classified as Level 1 and Level 2 had a fair value of $28.3 million and $12.5 million, respectively. As of December 31, 2025, debt securities classified as Level 1 and Level 2 had a fair value of $30.9 million and $8.6 million, respectively.

As of September 30, 2026 and December 31, 2025, the amortized cost was $41.4 million and $39.3 million, respectively. The debt securities held at September 30, 2026 had remaining contractual maturities ranging from less than one year to approximately 14 years. Unrealized gains and losses, net of tax, on available-for-sale debt securities were immaterial for the three and nine months ended September 30, 2026 and 2025.
Nonrecurring Fair Value Estimates — During the nine months ended September 30, 2026, the Company recognized impairment losses of $313.1 million associated with its full service center-based child care segment. This includes $296.3 million related to goodwill, and $16.8 million related to operating lease right-of-use assets, fixed assets, and intangible assets. The Company continues to monitor developments in certain markets which could lead to additional future impairments.
In performing the quantitative analysis for goodwill, the Company compares the fair value of the reporting unit with its carrying amount. Fair value for each reporting unit is determined by estimating the present value of expected future cash flows, which are forecasted for each of the next 15 years, applying a long-term growth rate to the final year, discounted using the applicable discount rate. The Company classified goodwill as a Level 3 fair value measurement due to the lack of observable inputs used in the model.
The estimated fair value of the applicable long-lived assets was based on the fair value of the asset groups, calculated using a discounted cash flow model, with unobservable inputs. The fair value of the fixed assets and intangible assets was insignificant given the current and expected cash flows for the related centers, and the valuation of the lease right-of-use-assets considered the amount a market participant would pay for use of the asset. The Company classified the long-lived assets as Level 3 fair value measurements due to the lack of observable inputs used in the models.
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
The changes in accumulated other comprehensive income (loss) by component were as follows:

	Nine months ended September 30, 2026
	Foreign currency translation adjustments(1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2026	$(44,516)	$(552)	$218	$(44,850)
Other comprehensive income (loss) before reclassifications — net of tax	2,357	2,912	(635)	4,634
Less: amounts reclassified from accumulated other comprehensive income — net of tax	—	469	26	495
Net other comprehensive income (loss)	2,357	2,443	(661)	4,139
Balance at September 30, 2026	$(42,159)	$1,891	$(443)	$(40,711)

	Nine months ended September 30, 2025
	Foreign currency translation adjustments(1)	Unrealized gain (loss) on cash flow hedges	Unrealized gain (loss) on investments	Total

	(In thousands)
Balance at January 1, 2025	$(118,673)	$8,345	$33	$(110,295)
Other comprehensive income (loss) before reclassifications — net of tax	70,529	(779)	180	69,930
Less: amounts reclassified from accumulated other comprehensive income — net of tax	—	7,061	9	7,070
Net other comprehensive income (loss)	70,529	(7,840)	171	62,860
Balance at September 30, 2025	$(48,144)	$505	$204	$(47,435)
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
Revenue, cost of services, other segment items and income (loss) from operations by reportable segment were as follows:

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Three months ended September 30, 2026
Revenue	$521,973	$286,364	$33,134	$841,471
Cost of services (1)	477,183	144,398	15,064	636,645
Goodwill impairment (2)	290,000	—	—	290,000
Other segment items (3)	52,918	40,732	8,309	101,959
Income (loss) from operations	$(298,128)	$101,234	$9,761	$(187,133)
Interest expense — net				(17,195)
Loss before income tax				$(204,328)

Three months ended September 30, 2025
Revenue	$515,507	$253,372	$33,933	$802,812
Cost of services (1)	446,292	123,785	15,686	585,763
Other segment items (3)	52,465	34,255	9,483	96,203
Income from operations	$16,750	$95,332	$8,764	$120,846
Interest expense — net				(12,212)
Income before income tax				$108,634
(1)As a result of recent safeguarding matters and associated claims, the Company incurred incremental expense of $23.4 million in the three months ended September 30, 2026, related to general liability reserves for legal matters and insurance claims. This incremental expense is included in cost of services for the full service center-based child care segment. The liability recorded reflects the minimum amount of loss that can be reasonably estimated based on the information currently available. The range of possible losses cannot be reasonably estimated at this time, and additional losses may be incurred for such claims in future periods. For the three months ended September 30, 2025, cost of services includes $2.4 million of net lease termination costs allocated to the full service center-based child care segment.
(2)During the three months ended September 30, 2026, the Company recorded goodwill impairment losses of $290.0 million as a result of its annual goodwill impairment assessment, which related to the full service center-based child care segment. Refer to Note 5, Goodwill and Intangible Assets, and Note 9, Fair Value Measurements, for additional information about impairment losses.
(3)Other segment items for each reportable segment includes selling, general and administrative expenses and amortization expense. For the three months ended September 30, 2026, selling, general and administrative expenses includes $4.0 million of long-lived asset impairment losses related to the full service center-based child care segment. Refer to Note 5, Goodwill and Intangible Assets, and Note 9, Fair Value Measurements, for additional information on impairment losses. For the three months ended September 30, 2025, selling, general and administrative expenses includes $1.3 million of costs incurred in connection with the August 2025 debt refinancing. Refer to Note 6, Credit Arrangements and Debt Obligations, for additional information on the August 2025 debt refinancing.

	Full service center-based child care	Back-up care	Educational advisory services	Total

	(In thousands)
Nine months ended September 30, 2026
Revenue	$1,619,904	$624,619	$88,348	$2,332,871
Cost of services (1)	1,395,895	334,293	45,404	1,775,592
Goodwill impairment losses (2)	296,275	—	—	296,275
Other segment items (3)	163,897	113,242	26,232	303,371
Income (loss) from operations	$(236,163)	$177,084	$16,712	$(42,367)
Interest expense — net				(43,240)
Loss before income tax				$(85,607)

Nine months ended September 30, 2025
Revenue	$1,566,321	$544,654	$88,934	$2,199,909
Cost of services (1)	1,314,155	285,282	45,136	1,644,573
Other segment items (3)	161,882	96,733	27,551	286,166
Income from operations	$90,284	$162,639	$16,247	$269,170
Interest expense — net				(33,118)
Income before income tax				$236,052
(1)As a result of recent safeguarding matters and associated claims, the Company incurred incremental expense of $23.4 million in the nine months ended September 30, 2026, related to general liability reserves for legal matters and insurance claims. This incremental expense is included in cost of services for the full service center-based child care segment. The liability recorded reflects the minimum amount of loss that can be reasonably estimated based on the information currently available. The range of possible losses cannot be reasonably estimated at this time, and additional losses may be incurred for such claims in future periods. Cost of services for the nine months ended September 30, 2026, also includes $12.8 million of long-lived asset impairment losses related to the full service center-based child care segment. Refer to Note 3, Leases, Note 5, Goodwill and Intangible Assets, and Note 9, Fair Value Measurements, for additional information on impairment losses. For the nine months ended September 30, 2025, cost of services includes $2.4 million of net lease termination costs allocated to the full service center-based child care segment.
(2)During the nine months ended September 30, 2026, the Company recorded goodwill impairment losses of $296.3 million as a result of interim and annual goodwill impairment assessments, which related to the full service center-based child care segment. Refer to Note 5, Goodwill and Intangible Assets, and Note 9, Fair Value Measurements, for additional information about impairment losses.
(3)Other segment items for each reportable segment includes selling, general and administrative expenses and amortization expense. For the nine months ended September 30, 2026, selling, general and administrative expenses includes $4.0 million of long-lived asset impairment losses related to the full service center-based child care segment. Refer to Note 5, Goodwill and Intangible Assets, and Note 9, Fair Value Measurements, for additional information on impairment losses. For the nine months ended September 30, 2025, selling, general and administrative expenses includes $1.3 million of costs incurred in connection with the August 2025 debt refinancing. Refer to Note 6, Credit Arrangements and Debt Obligations, for additional information on the August 2025 debt refinancing.
Depreciation and amortization expense was $25.2 million and $24.0 million for the three months ended September 30, 2026 and 2025, respectively, and $73.0 million and $68.7 million for the nine months ended September 30, 2026 and 2025, respectively. Approximately 85% of depreciation and amortization expense in each period related to the full service center-based child care segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; workplace and demographic trends; wage rate increases, personnel costs and other labor market impacts; future center closures and additional portfolio consolidation and impacts; our operations outside the United States; back-up care services, use types and utilization; enrollment trends and recovery and occupancy in both the United States and outside the United States, including the U.K.; our Australia business and operating conditions and operating performance; our center cohort occupancy levels; cost management and capital spending; investments in employees, wages, and expanded safeguarding expenditures; contributions and growth in our back-up care segment; the availability or lack of government support programs; tuition rate increases and pricing strategies; leases, terms and expirations; ability to respond to changing or volatile market conditions; our growth and strategic priorities; ability to grow and sustain our business; demand for services; our business model; our value proposition, client relations and partnerships; seasonality; macroeconomic trends and changing conditions, including uncertainty and inflationary or recessionary pressures; fluctuating interest rates; changes in laws and regulations; investments in segments and strategic opportunities; investments in technology, marketing, user experience and network supply; our opportunities for expansion; acquisitions, contributions and expected synergies; contingent consideration; amortization expense; our fair value estimates; goodwill from business combinations; future impairment losses; fixed assets; estimates and impact of employee equity transactions; unrecognized tax benefits and the impact of uncertain tax positions; our effective tax rate and estimates; the outcome of tax audits, settlements and tax liabilities; impact of tax benefits/expense; fluctuations, impact and estimates of foreign currency exchange rates and interest rates; our capital allocation; share repurchase program and future activity; the outcome of litigation, legal proceedings/claims, settlements and our insurance coverage, including the portion that is self-insured; our interest rates, weighted average interest rate, expense and impact of our interest rate cap agreements; credit risk; the use of derivatives or other market risk sensitive instruments; critical accounting policies and estimates; impact of new accounting pronouncements; our indebtedness; borrowings under our senior secured credit facilities; the need for additional debt or equity financing, including raising additional funds or refinancing our outstanding indebtedness, and our ability to obtain such financing; contractual and actual maturities; our sources, drivers and uses of cash flows and impacts of future cash flows in certain markets; our ability to fund operations and make capital expenditures and payments with cash and cash equivalents and borrowings; and our ability to meet financial obligations and comply with covenants of our senior secured credit facilities.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, changes in the demand for child care, dependent care and other workplace solutions, including variations in enrollment trends and lower than expected demand from employer sponsor clients as well as variations in workforce demographics and work environments; the constrained labor market for teachers and staff and ability to hire and retain talent, including the impact of increased compensation and labor costs; the availability or lack of government support programs, and the impact of available government child care benefit programs; our ability to respond to changing client and customer needs; competition in our industry; the possibility that acquisitions may disrupt our operations and expose us to additional risk; our ability to pass on our increased costs; our ability to maintain applicable licenses and registrations in the jurisdictions in which we operate; our indebtedness and the terms of such indebtedness; our ability to withstand seasonal fluctuations in the demand for our services; our ability to implement our growth strategies successfully; our ability to close underperforming centers or exit lease arrangements; changes in general economic, political, business and financial market conditions and other macroeconomic events and uncertainty, including the impact of inflation and interest rate fluctuations; fluctuations in currency exchange rates; the effects of a cyber-attack, data breach or other security incident on our information technology system or software or those of our third party vendors; changes in tax rates or policies; damage or harm to our brand or reputation or negative public perception, including as a result of incidents and media coverage; outcome of legal matters, claims, allegations, actual or threatened litigation and regulatory investigations and reviews; insurance risks including self-insured risks and excess coverage; changes in laws and regulations; and other risks and uncertainties more fully described in the “Risk Factors” section of our Annual Report on Form 10-K filed on February 26, 2026, and other factors disclosed from time to time in our other filings with the Securities and Exchange Commission.

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
Overview
The following is a discussion of the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of Bright Horizons Family Solutions Inc. (“we” or the “Company”) for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of September 30, 2026, we operated 979 early education and child care centers with the capacity to serve approximately 112,500 children in the United States, the United Kingdom, the Netherlands, Australia and India.
Our reportable segments are comprised of (1) full service center-based child care, (2) back-up care, and (3) educational advisory services. Full service center-based child care includes traditional center-based early education and child care, preschool, and elementary education. Back-up care consists of center-based back-up child care, in-home care for children and seniors, school-age programs (including camps and tutoring), pet care, self-sourced reimbursed care, and Sittercity, an online marketplace for families and caregivers. Educational advisory services include tuition assistance and student loan repayment program management, workforce education, related educational advising, and college admissions counseling services.
During the three months ended September 30, 2026, we saw strong growth in back-up care with a 13% year-over-year increase in revenue as a result of increased utilization. We also saw year-over-year revenue growth of 1% in our full service center-based child care segment, reflecting annual tuition rate increases offset by the effects of center closures. To track our continued improvement in occupancy rates, we monitor occupancy for a cohort of centers that has been operating since the 2021 fall enrollment cycle, and as of September 30, 2026, this cohort of centers totaled 712 centers. Occupancy represents utilization for each respective center and is calculated as the average full-time enrollment divided by the total operating capacity during the period. For the quarter ended September 30, 2026, 42% of these centers were more than 70% enrolled, 49% were between 40-70% enrolled and 9% were less than 40% enrolled, which reflects improved occupancy for the less than 40% enrolled cohort, as well as the effect of closing underperforming centers when compared to the same period in the prior year.
While we continue to see year-over-year growth in certain markets, our operating environment is impacted by increased operating costs, a tight labor market, shifting work demographics, challenging macroeconomic conditions, and varying enrollment demands, including in our U.K. and Australia full service business, where we have recently experienced more challenging operating conditions. We continue to assess trends and operating conditions in Australia and are focused on improving the overall operating performance, while exploring strategic alternatives, and where appropriate, closing centers that we do not believe have long-term potential. We continue to assess our global portfolio of centers through the evaluation of expected near-term and long-term performance, as well as our partnerships with clients. As a result, we routinely close underperforming centers and expect to continue to optimize our portfolio through the closure or other exit of centers identified in these evaluations over the next 12 months.

We remain focused on the evolving needs of clients, families and children and on our strategic priorities of delivering high quality education and care services, connecting across our service lines, expanding our impact on new and existing customers and clients, and preserving our strong culture. We remain committed to serving the needs of families, clients and our employees and to continuing investments in our programs and service quality. To support our commitment to providing high quality services, we regularly review and refine our processes, policies, and training programs, including our safeguarding practices. In 2026, we continued to invest in safeguarding initiatives, including the implementation of cameras across our portfolio of centers, expanded training and oversight of our center based staff, and partnering with an independent, third-party safeguarding expert to augment our dedicated safeguarding team. We expect to continue making these investments, as appropriate, throughout the remainder of 2026 and beyond. We are confident in our value proposition, business model, the strength of our client partnerships, the strength of our balance sheet and liquidity position, and our ability to continue to respond to changing market conditions.
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	%	2025	%

	(In thousands, except percentages)
Revenue	$841,471	100.0%	$802,812	100.0%
Cost of services	636,645	75.7%	585,763	73.0%
Gross profit	204,826	24.3%	217,049	27.0%
Selling, general and administrative expenses	100,824	12.0%	94,726	11.8%
Goodwill impairment	290,000	34.4%	—	—%
Amortization of intangible assets	1,135	0.1%	1,477	0.1%
Income (loss) from operations	(187,133)	(22.2)%	120,846	15.1%
Interest expense — net	(17,195)	(2.1)%	(12,212)	(1.6)%
Income (loss) before income tax	(204,328)	(24.3)%	108,634	13.5%
Income tax expense	(26,362)	(3.1)%	(30,082)	(3.7)%
Net income (loss)	$(230,690)	(27.4)%	$78,552	9.8%

Adjusted EBITDA (1)	$163,268	19.4%	$156,068	19.4%
Adjusted income from operations (1)	$130,226	15.5%	$124,496	15.5%
Adjusted net income (1)	$87,523	10.4%	$90,135	11.2%
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

The following table sets forth statement of income data as a percentage of revenue for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	%	2025	%

	(In thousands, except percentages)
Revenue	$2,332,871	100.0%	$2,199,909	100.0%
Cost of services	1,775,592	76.1%	1,644,573	74.8%
Gross profit	557,279	23.9%	555,336	25.2%
Selling, general and administrative expenses	299,904	12.9%	281,421	12.8%
Goodwill impairment	296,275	12.7%	—	—%
Amortization of intangible assets	3,467	0.1%	4,745	0.2%
Income (loss) from operations	(42,367)	(1.8)%	269,170	12.2%
Interest expense — net	(43,240)	(1.9)%	(33,118)	(1.5)%
Income (loss) before income tax	(85,607)	(3.7)%	236,052	10.7%
Income tax expense	(70,340)	(3.0)%	(64,676)	(2.9)%
Net income (loss)	$(155,947)	(6.7)%	$171,376	7.8%

Adjusted EBITDA (1)	$389,430	16.7%	$363,987	16.5%
Adjusted income from operations (1)	$294,130	12.6%	$272,820	12.4%
Adjusted net income (1)	$198,478	8.5%	$196,358	8.9%
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
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Revenue. Revenue for the three months ended September 30, 2026, increased by $38.7 million, or 5%, to $841.5 million from $802.8 million for the same period in 2025. The following table summarizes the revenue and percentage of total revenue for each of our segments for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025		Change 2026 vs 2025

	(In thousands, except percentages)
Full service center-based child care	$521,973	62.0%	$515,507	64.2%	$6,466	1.3%
Tuition	473,822	90.8%	468,424	90.9%	5,398	1.2%
Management fees and operating subsidies	48,151	9.2%	47,083	9.1%	1,068	2.3%
Back-up care	286,364	34.1%	253,372	31.6%	32,992	13.0%
Educational advisory services	33,134	3.9%	33,933	4.2%	(799)	(2.4)%
Total revenue	$841,471	100.0%	$802,812	100.0%	$38,659	4.8%
Revenue generated by the full service center-based child care segment in the three months ended September 30, 2026 increased by $6.5 million, or 1%, when compared to the same period in 2025. Tuition revenue increased by $5.4 million, or 1%, when compared to the prior year, primarily due to average tuition rate increases of approximately 4%, offset by the impact of centers that have closed since the same period in the prior year, which reduced revenue by approximately 3%, and by lower enrollment in our Australia centers, which reduced revenue by approximately 1%. We expect our center closures to exceed new openings over the next 12 months, and that we will continue to have challenging enrollment trends, including lower than historical average enrollment in our Australia centers.
Management fees and operating subsidies from employer sponsors remained relatively consistent with the prior year.
Revenue generated by back-up care services in the three months ended September 30, 2026 increased by $33.0 million, or 13%, when compared to the same period in 2025. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based care, in-home care, and school-age programs by employees of new and existing clients.

Revenue generated by educational advisory services of $33.1 million in the three months ended September 30, 2026 remained relatively consistent with the same period in 2025.
Cost of Services. Cost of services increased by $50.8 million, or 9%, to $636.6 million for the three months ended September 30, 2026 from $585.8 million for the same period in 2025.
Cost of services in the full service center-based child care segment increased by $30.9 million, or 7%, to $477.2 million in the three months ended September 30, 2026 when compared to the same period in 2025. Personnel costs, which represent approximately 70% of the costs for this segment, increased 1% during the quarter compared to the same period in the prior year, related to average hourly wage rate increases of approximately 3%, and higher benefits costs, including medical care expenses, partially offset by reductions in labor from net center closures since the prior year. In addition, cost of services increased due to incremental expense of $23.4 million related to general liability reserves for certain safeguarding matters. Cost of services for the three months ended September 30, 2025, included $2.4 million of net lease termination costs.
Cost of services in the back-up care segment increased by $20.6 million, or 17%, to $144.4 million in the three months ended September 30, 2026, when compared to the prior year. The increase in cost of services correlates to the increase in revenue and is primarily associated with care provider fees to serve the increase in utilization levels over the prior year, and the continued investment in technology to support our customer user experience, service offerings, and marketing outreach. We expect to continue investing in increasing our network provider supply and in technology to support the growth of this segment.
Cost of services in the educational advisory services segment decreased by $0.6 million, or 4%, to $15.1 million in the three months ended September 30, 2026 when compared to the prior year in line with the trend in revenue.
Gross Profit. Gross profit decreased by $12.2 million, or 6%, to $204.8 million for the three months ended September 30, 2026 from $217.0 million for the same period in 2025 primarily due to contributions from the back-up care segment, resulting from higher utilization of back-up services which were offset by incremental general liability expense for certain safeguarding matters in the full service center-based child care segment. Gross profit margin was 24% of revenue for the three months ended September 30, 2026, a decrease of approximately 3% from the same period in 2025.
Selling, General and Administrative Expenses (“SGA”). SGA increased by $6.1 million, or 6%, to $100.8 million for the three months ended September 30, 2026 from $94.7 million for the same period in 2025, primarily due to impairment losses of $4.0 million related to long-lived assets in the full service center-based child care segment, and higher personnel costs. SGA for the three months ended September 30, 2025 included $1.3 million in expenses within the full service segment related to the August 2025 debt refinancing. SGA was 12% of revenue for the three months ended September 30, 2026, which is consistent with the same period in 2025. Refer to Note 6, Credit Arrangements and Debt Obligations, for additional information on the August 2025 debt refinancing.
Goodwill Impairment Losses. During the three months ended September 30, 2026, we completed our annual goodwill impairment assessment as of October 1, 2026, which resulted in impairment losses of $290.0 million due to revised long-term cash flow projections for our operations in Australia, which was not offset by the expected cash flows of the remaining full service operations outside North America. We continue to monitor developments in certain markets as further decreases in cash flows could lead to additional future impairments.
Amortization of Intangible Assets. Amortization expense on intangible assets was $1.1 million for the three months ended September 30, 2026, a decrease from $1.5 million for the three months ended September 30, 2025, primarily due to decreases from intangible assets becoming fully amortized since the prior year.
Income (Loss) from Operations. Income from operations decreased by $308.0 million, to a loss from operations of $187.1 million for the three months ended September 30, 2026 when compared to the prior year. The following table summarizes income (loss) from operations and percentage of revenue for each of our segments for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025		Change 2026 vs 2025

	(In thousands, except percentages)
Full service center-based child care	$(298,128)	(57.1)%	$16,750	3.2%	$(314,878)	(1,879.9)%
Back-up care	101,234	35.4%	95,332	37.6%	5,902	6.2%
Educational advisory services	9,761	29.5%	8,764	25.8%	997	11.4%
Income (loss) from operations	$(187,133)	(22.2)%	$120,846	15.1%	$(307,979)	(254.9)%

The change in income from operations was primarily due to the following:
•Income from operations for the full service center-based child care segment decreased $314.9 million in the three months ended September 30, 2026 when compared to the same period in 2025, primarily due to impairment losses of $294.0 million related to goodwill and long-lived assets, arising from revised cash flow projections, and $23.4 million of incremental general liability expense.
•Income from operations for the back-up care segment increased $5.9 million, or 6%, in the three months ended September 30, 2026 when compared to the same period in 2025, primarily due to incremental gross profit contributions from expanded utilization of back-up care services, partially offset by higher investments in technology and marketing to enhance the customer experience.
•Income from operations for the educational advisory services segment increased $1.0 million, or 11%, in the three months ended September 30, 2026 when compared to the same period in 2025.
Net Interest Expense. Net interest expense was $17.2 million for the three months ended September 30, 2026, an increase from $12.2 million for the three months ended September 30, 2025, primarily due to higher average borrowings as well as higher interest rates applicable to our debt. The weighted average interest rate for the term loans and revolving credit facility was 4.99% for the three months ended September 30, 2026 compared to 4.25% for the three months ended September 30, 2025, inclusive of the effects of the cash flow hedges. Based on the current interest rate projections, we estimate that our overall weighted average interest rate will be in the range of 5.5% to 5.75% for the remainder of 2026, inclusive of the effects of the cash flow hedges.
Income Tax Expense. We recorded income tax expense of $26.4 million during the three months ended September 30, 2026, compared to an income tax expense of $30.1 million during the three months ended September 30, 2025, at an effective income tax rate of 28%. The effective tax rate for the three months ended September 30, 2026 was not meaningful due to the impact of the non-deductible goodwill impairment and resulting pretax loss. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the non-deductible goodwill impairment, the impact of unbenefited losses in certain foreign subsidiaries and the effects of net excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income (loss) before income tax, jurisdictional mix of income (loss) before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During each of the three months ended September 30, 2026 and 2025, the net shortfall tax expense from stock-based compensation increased tax expense by $0.1 million. For the three months ended September 30, 2026 and 2025, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 28% and 27%, respectively.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA increased $7.2 million, or 5%, and adjusted income from operations increased $5.7 million, or 5%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to increased service levels and contributions from the back-up care segment.
Adjusted Net Income. Adjusted net income decreased $2.6 million, or 2.9%, for the three months ended September 30, 2026 when compared to the same period in 2025, as a result of higher interest expense and an increase to the adjusted effective tax rate, partially offset by the increase in adjusted income from operations noted above.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Revenue. Revenue increased by $133.0 million, or 6%, to $2.3 billion for the nine months ended September 30, 2026 from $2.2 billion for the same period in 2025. The following table summarizes the revenue and percentage of total revenue for each of our segments for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025		Change 2026 vs 2025

	(In thousands, except percentages)
Full service center-based child care	$1,619,904	69.4%	$1,566,321	71.2%	$53,583	3.4%
Tuition	1,481,573	91.5%	1,428,751	91.2%	52,822	3.7%
Management fees and operating subsidies	138,331	8.5%	137,570	8.8%	761	0.6%
Back-up care	624,619	26.8%	544,654	24.8%	79,965	14.7%
Educational advisory services	88,348	3.8%	88,934	4.0%	(586)	(0.7)%
Total revenue	$2,332,871	100.0%	$2,199,909	100.0%	$132,962	6.0%
Revenue generated by the full service center-based child care segment in the nine months ended September 30, 2026 increased by $53.6 million, or 3.4%, when compared to the same period in 2025. Tuition revenue increased by $52.8 million, or 3.7%, when compared to the prior year, primarily due to average tuition rate increases of approximately 4%, partially offset by the impact of centers that have closed since the same period in the prior year, which reduced revenue by 2.5%, and by lower enrollment in our Australia centers, which reduced revenue by approximately 1%. Fluctuations in foreign currency exchange rates for our United Kingdom, Netherlands and Australia operations increased 2026 tuition revenue by approximately 2%, or $22.9 million in nine months ended September 30, 2026.
Management fees and operating subsidies from employer sponsors remained relatively consistent with the prior year.
Revenue generated by back-up care services in the nine months ended September 30, 2026 increased by $80.0 million, or 15%, when compared to the same period in 2025. Revenue growth in the back-up care segment was primarily attributable to increased utilization of center-based care, in-home care, and school-age programs by new and existing clients.
Revenue generated by educational advisory services in the nine months ended September 30, 2026 remained consistent with the same period in the prior year.
Cost of Services. Cost of services increased $131.0 million, or 8%, to $1.8 billion for the nine months ended September 30, 2026 when compared to the same period in 2025.
Cost of services in the full service center-based child care segment increased by $81.7 million, or 6%, to $1.4 billion in the nine months ended September 30, 2026 when compared to the same period in 2025. The increase in cost of services was primarily associated with increased personnel costs, an increase of 4% during the nine months ended September 30, 2026 compared to the same period in the prior year, related to average hourly wage rate increases of approximately 3%, higher benefits costs, including medical care expenses, and the impact of foreign currency exchange rates, offset by reductions in labor from net center closures since the prior year. Impairment losses of $12.8 million, related to long-lived assets, arising from center closures, changes in market assumptions and reduced operating performance at certain centers, and incremental expense of $23.4 million related to general liability reserves for certain safeguarding matters, also contributed to the increase in cost of services. Cost of services for the nine months ended September 30, 2025, included $2.4 million of net lease termination costs.
Cost of services in the back-up care segment increased $49.0 million, or 17%, to $334.3 million in the nine months ended September 30, 2026 when compared to the prior year. The increase in cost of services correlates to the increase in revenue and is primarily associated with provider fees to serve the increase in utilization levels over the prior year, and the continued investment in technology to support our customer user experience, service offerings, and marketing outreach.
Cost of services in the educational advisory services segment increased by $0.3 million, or 1%, to $45.4 million in the nine months ended September 30, 2026 when compared to the prior year, in line with the trend in revenue.
Gross Profit. Gross profit increased $2.0 million to $557.3 million for the nine months ended September 30, 2026 from $555.3 million for the same period in 2025 primarily due to incremental gross profit contributions from the back-up care segment, resulting from higher utilization of back-up care services, partially offset by impairment losses and incremental general liability expense in the full service center-based child care segment. Gross profit margin was 24% of revenue for the nine months ended September 30, 2026, a decrease of approximately 1% from the nine months ended September 30, 2025.

Selling, General and Administrative Expenses. SGA increased $18.5 million, or 7%, to $299.9 million for the nine months ended September 30, 2026 from $281.4 million for the same period in 2025, due to higher personnel and technology costs, and impairment losses of $4.0 million related to long-lived assets in the full service center-based child care segment. SGA for the nine months ended September 30, 2025 included $1.3 million within the full service segment in expenses related to the August 2025 debt refinancing. SGA was 13% of revenue for the nine months ended September 30, 2026, which is consistent with the same period in 2025. Refer to Note 6, Credit Arrangements and Debt Obligations, for additional information on the August 2025 debt refinancing.
Goodwill Impairment Losses. During the nine months ended September 30, 2026, we recorded goodwill impairment of $296.3 million, primarily related to the completion of our annual goodwill impairment assessment as of October 1, 2026, which resulted in impairment losses of $290.0 million. We also recorded goodwill impairment of $6.3 million related to an immaterial foreign reporting unit specializing in tutoring services.
Amortization of Intangible Assets. Amortization expense on intangible assets of $3.5 million for the nine months ended September 30, 2026, decreased from $4.7 million for the nine months ended September 30, 2025 primarily due to certain intangible assets becoming fully amortized since the prior year, partially offset by increases from intangible assets acquired in relation to the acquisitions completed in 2025.
Income (Loss) from Operations. Income from operations decreased by $311.5 million, or 116%, to a loss from operations of $42.4 million for the nine months ended September 30, 2026 when compared to the same period in 2025. The following table summarizes income from operations and percentage of revenue for each of our segments for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025		Change 2026 vs 2025

	(In thousands, except percentages)
Full service center-based child care	$(236,163)	(14.6)%	$90,284	5.8%	$(326,447)	(361.6)%
Back-up care	177,084	28.4%	162,639	29.9%	14,445	8.9%
Educational advisory services	16,712	18.9%	16,247	18.3%	465	2.9%
Income (loss) from operations	$(42,367)	(1.8)%	$269,170	12.2%	$(311,537)	(115.7)%
The change in income from operations was due to the following:
•Income from operations for the full service center-based child care segment decreased $326.4 million in the nine months ended September 30, 2026 when compared to the same period in 2025, primarily due to impairment losses of $313.1 million related to goodwill and long-lived assets, and $23.4 million of incremental general liability expense, partially offset by the net contribution of increased tuition revenue from annual tuition rate increases and increased personnel costs for the service delivery. In addition, income from operations for the nine months ended September 30, 2025 included $3.7 million of expenses related to net lease termination costs and the August 2025 debt refinancing.
•Income from operations for the back-up care segment increased $14.4 million, or 9%, in the nine months ended September 30, 2026 when compared to the same period in 2025, primarily due to incremental gross profit contributions from expanded utilization of back-up care services, partially offset by increases in technology and marketing investments to enhance the customer experience.
•Income from operations for the educational advisory services segment increased $0.5 million, or 3%, in the nine months ended September 30, 2026 when compared to the same period in 2025.
Net Interest Expense. Net interest expense was $43.2 million for the nine months ended September 30, 2026, an increase from net interest expense of $33.1 million for the same period in 2025, primarily due to higher average borrowings as well as higher interest rates applicable to our debt. The weighted average interest rate for the term loans and revolving credit facility was 4.91% for the nine months ended September 30, 2026 compared to 4.30% for the same period in 2025, inclusive of the effects of the cash flow hedges.

Income Tax Expense. We recorded income tax expense of $70.3 million for the nine months ended September 30, 2026, compared to an income tax expense of $64.7 million during the nine months ended September 30, 2025, at an effective income tax rate of 27%. The effective tax rate for the nine months ended September 30, 2026 was not meaningful due to the impact of the non-deductible goodwill impairment and resulting pretax loss. The difference between the effective income tax rates as compared to the statutory income tax rates was primarily due to the non-deductible goodwill impairment, the impact of unbenefited losses and the effects of net excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock. The effective income tax rate may fluctuate from quarter to quarter for various reasons, including changes to income (loss) before income tax, jurisdictional mix of income (loss) before income tax, unbenefited losses, valuation allowances, jurisdictional income tax rate changes, as well as discrete items such as non-deductible costs, the settlement of foreign, federal and state tax matters and the effects of excess tax benefit (shortfall tax expense) associated with the exercise or expiration of stock options and vesting of restricted stock.
During the nine months ended September 30, 2026, the net shortfall tax expense from stock-based compensation increased tax expense by $3.3 million. During the nine months ended September 30, 2025, the net excess tax benefit from stock-based compensation decreased tax expense by $1.2 million. For the nine months ended September 30, 2026 and 2025, prior to the inclusion of the excess tax benefit (shortfall tax expense), other discrete items and unbenefited losses in certain foreign jurisdictions, the effective tax rate approximated 28% and 27%, respectively.
Adjusted EBITDA and Adjusted Income from Operations. Adjusted EBITDA and adjusted income from operations increased $25.4 million, or 7%, and $21.3 million, or 8%, respectively, for the nine months ended September 30, 2026 over the comparable period in 2025, primarily due to the incremental contributions from the back-up care segment resulting from increased utilization and from the full service child-care segment resulting from improved operating leverage.
Adjusted Net Income. Adjusted net income increased $2.1 million, or 1%, for the nine months ended September 30, 2026 when compared to the same period in 2025, primarily due to the increase in adjusted income from operations noted above, partially offset by higher interest expense and an increase to the adjusted effective tax rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except share data)
Net income (loss)	$(230,690)	$78,552	$(155,947)	$171,376
Interest expense — net	17,195	12,212	43,240	33,118
Income tax expense	26,362	30,082	70,340	64,676
Depreciation	24,090	22,569	69,560	63,910
Amortization of intangible assets	1,135	1,477	3,467	4,745
EBITDA	(161,908)	144,892	30,660	337,825
Additional adjustments:
Goodwill impairment (a)	290,000	—	296,275	—
Other costs (b)	27,359	3,650	40,222	3,650
Stock-based compensation expense (c)	7,817	7,526	22,273	22,512
Total adjustments	325,176	11,176	358,770	26,162
Adjusted EBITDA	$163,268	$156,068	$389,430	$363,987

Income (loss) from operations	$(187,133)	$120,846	$(42,367)	$269,170
Goodwill impairment (a)	290,000	—	296,275	—
Other costs (b)	27,359	3,650	40,222	3,650
Adjusted income from operations	$130,226	$124,496	$294,130	$272,820

Net income (loss)	$(230,690)	$78,552	$(155,947)	$171,376
Income tax expense	26,362	30,082	70,340	64,676
Income (loss) before income tax	(204,328)	108,634	(85,607)	236,052
Amortization of intangible assets	1,135	1,477	3,467	4,745
Goodwill impairment (a)	290,000	—	296,275	—
Other costs (b)	27,359	3,650	40,222	3,650
Stock-based compensation expense (c)	7,817	7,526	22,273	22,512
Other interest costs (d)	—	2,186	—	2,737
Adjusted income before income tax	121,983	123,473	276,630	269,696
Adjusted income tax expense (e)	(34,460)	(33,338)	(78,152)	(73,338)
Adjusted net income	$87,523	$90,135	$198,478	$196,358

Weighted average common shares outstanding — diluted (f)	48,709,897	57,377,773	51,723,713	57,680,543
Diluted adjusted earnings per common share (g)	$1.80	$1.57	$3.84	$3.40

(a)Goodwill impairment consists of non-cash write-downs of goodwill within the full service center-based child care segment resulting from revised long-term cash flow projections primarily related to our operations in Australia. For the three and nine months ended September 30, 2026, goodwill impairment totaled $290.0 million and $296.3 million, respectively.
(b)Other costs consist of long-lived asset impairment charges related to operating lease right-of-use assets, fixed assets, and intangible assets arising from center closures, changes in market assumptions and reduced operating performance at certain centers, and incremental expense related to general liability reserves for certain safeguarding matters. For the three months ended September 30, 2026, a long-lived asset impairment charge of $4.0 million was recorded to selling, general and administrative expenses. For the nine months ended September 30, 2026, long-lived asset impairment charges totaled $16.8 million, of which $12.8 million was recorded to cost of services and $4.0 million was recorded to selling, general and administrative expenses. For the three and nine months ended September 30, 2026, incremental expense of $23.4 million related to general liability reserves for certain safeguarding matters was recorded to cost of services. Other costs in the three and nine months ended September 30, 2025 consist of $1.3 million related to the August 2025 debt refinancing recorded to selling, general and administrative expenses and net lease termination costs of $2.4 million recorded to cost of services.
(c)Stock-based compensation expense represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification Topic 718, Compensation-Stock Compensation.
(d)Other interest costs in the three months ended September 30, 2025 consist of $1.6 million in interest incurred related to a pre-acquisition obligation, as well as $0.6 million related to the August 2025 debt refinancing, which were recorded to interest expense. Other interest costs in the nine months ended September 30, 2025 consist of $1.6 million in interest incurred related to a pre-acquisition obligation, as well as $1.1 million of debt refinancing costs related to the April 2025 and August 2025 debt refinancings, which were recorded to interest expense. Refer to Note 6, Credit Arrangements and Debt Obligations, for additional information on the April 2025 and August 2025 debt refinancings.
(e)Adjusted income tax expense represents income tax expense calculated on adjusted income before income tax at an effective tax rate of approximately 28% for both the three and nine months ended September 30, 2026, and of approximately 27% for both the three and nine months ended September 30, 2025. The jurisdictional mix of the expected adjusted income before income tax for the full year will affect the estimated effective tax rate for the year.
(f)For the three and nine months ended September 30, 2026, the diluted weighted average common shares outstanding included the effect of stock-based awards and other potentially dilutive securities, as adjusted net income was positive and the inclusion of such securities was dilutive.
(g)The sum of the quarterly earnings per share amounts does not equal the year-to-date earnings per share amounts due to the independent calculation of the weighted-average number of common shares outstanding for each discrete period, as well as rounding. This variance is primarily due to the seasonal fluctuations in our earnings and changes in the weighted-average shares outstanding, including the cumulating effect of treasury repurchases during individual quarters.
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
Liquidity and Capital Resources
Our primary cash requirements are for the ongoing operations of our existing early education and child care centers, back-up care, educational advisory services, the addition of new centers through development or acquisitions, and debt financing obligations. Our primary sources of liquidity are our existing cash, cash flows from operations, and borrowings available under our $1.0 billion multi-currency revolving credit facility (“revolving credit facility”). We had $119.2 million in cash ($127.0 million including restricted cash) as of September 30, 2026, of which $44.2 million was held in foreign jurisdictions, compared to $140.1 million in cash ($143.2 million including restricted cash) as of December 31, 2025, of which $66.3 million was held in foreign jurisdictions. Operations outside of North America accounted for 30% and 29% of our consolidated revenue in the nine months ended September 30, 2026 and 2025, respectively. The net impact on our liquidity from changes in foreign currency exchange rates was not material for the nine months ended September 30, 2026 and 2025. While we expect to be impacted by fluctuations in the foreign currency exchange rates throughout the remainder of the year, we do not currently expect that the effects of changes in foreign currency exchange rates will have a material net impact on our liquidity and capital resources for the remainder of 2026.
Our revolving credit facility is part of our senior secured credit facilities. On June 1, 2026, we amended our existing senior secured credit facilities to, among other changes, issue a $375 million new term loan A facility as well as increase the borrowing capacity of our revolving credit facility from $900 million to $1.0 billion. On the closing date, we used the proceeds of the term loan A, together with cash on hand, to repay outstanding borrowings under the revolving credit facility, including all outstanding interest and related fees and expenses. As of September 30, 2026 and December 31, 2025, $436.0 million and $383.7 million, respectively, of the revolving credit facility was available for borrowing.
We had a working capital deficit of $547.5 million and $462.2 million as of September 30, 2026 and December 31, 2025, respectively. Our working capital deficit has primarily arisen from using cash to make long-term investments in fixed assets and acquisitions, from share repurchases, and short-term borrowings on our long-term debt.
As of September 30, 2026, we had $747.0 million in lease liabilities, $111.3 million of which is short-term in nature. Refer to Note 3, Leases, to our condensed consolidated financial statements for additional information on leases, including the maturity of the contractual obligations related to our lease liabilities.

Effective March 9, 2026, the board of directors authorized a new share repurchase program under which up to an aggregate of $600 million of our outstanding common stock may be repurchased. The share repurchase program has no expiration date and canceled and replaced the prior $500 million share repurchase authorization announced in June 2025, of which $127.6 million remained available thereunder. During the nine months ended September 30, 2026, we repurchased approximately 7.7 million shares for $557.7 million under the repurchase program (resulting in a $5.4 million excise tax liability). During the nine months ended September 30, 2025, we repurchased approximately 0.9 million shares for $106.0 million under the repurchase program (resulting in a $0.7 million excise tax liability). All repurchased shares have been retired and, as of September 30, 2026, $244.3 million remained available for future repurchases.
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

Cash Flows	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$208,075	$202,792
Net cash used in investing activities	$(71,800)	$(63,486)
Net cash used in financing activities	$(150,891)	$(142,838)
Cash, cash equivalents and restricted cash — beginning of period	$143,158	$123,715
Cash, cash equivalents and restricted cash — end of period	$127,005	$125,969
Cash Provided by Operating Activities
Cash provided by operating activities was $208.1 million for the nine months ended September 30, 2026, compared to $202.8 million for the same period in 2025. The increase in cash provided by operations primarily relates to changes in working capital.
Cash Used in Investing Activities
Cash used in investing activities was $71.8 million for the nine months ended September 30, 2026 compared to $63.5 million for the same period in 2025. The increase in cash used in investing activities primarily relates to an increase in net purchases of fixed assets for maintenance and refurbishments in our existing centers, technology, safeguarding investments and new child care centers, from $58.9 million in the nine months ended September 30, 2025 to $69.4 million in the nine months ended September 30, 2026.
Additionally, we did not invest in any acquisitions during the nine months ended September 30, 2026, compared to investing $5.1 million in acquisitions during the same period in 2025.
Cash Used in Financing Activities
Cash used in financing activities was $150.9 million for the nine months ended September 30, 2026 compared to $142.8 million for the same period in 2025. Significant financing activities in the nine months ended September 30, 2026 included an increase of $454.9 million in share repurchases, or $559.6 million, compared to repurchases of $104.7 million during the same period in 2025. Offsetting this increase were net borrowings under the revolving credit facility as well as the issuance of the term loan A facility, together providing $417.3 million of additional borrowings during the nine months ended September 30, 2026, compared to net debt payments of $31.7 million during the same period in 2025, a net change of $449.0 million.
Additionally, proceeds received from the exercise of stock options were $11.8 million in the nine months ended September 30, 2025, compared to no proceeds in the nine months ended September 30, 2026. Taxes paid related to the net share settlement of stock options and restricted stock decreased to $8.2 million in the nine months ended September 30, 2026, compared to $15.2 million in the same period in 2025.

Debt
Our senior secured credit facilities consist of a term loan B facility (“term loan B”) and a term loan A facility (“term loan A” and, together with the term loan B, the “term loans”), as well as a $1.0 billion multi-currency revolving credit facility (“revolving credit facility”).
Long-term debt obligations were as follows:

	September 30, 2026	December 31, 2025

	(In thousands)
Term loan B	$450,000	$450,000
Term loan A	372,656	—
Revolving credit facility	543,087	499,552
Deferred financing costs and original issue discount	(3,389)	(2,386)
Total debt	1,362,354	947,166
Less current portion of term loans	(9,375)	—
Less current portion of revolving credit facility	(283,087)	(199,552)
Long-term debt	$1,069,892	$747,614
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
In conjunction with the June 1, 2026 amendment, the Company increased the borrowing capacity of its revolving credit commitments under the revolving credit facility from $900 million to $1.0 billion, which matures on April 17, 2030. As of September 30, 2026, borrowings outstanding on the revolving credit facility were $543.1 million and letters of credit outstanding were $20.2 million, with $436.0 million available for borrowing. As of December 31, 2025, borrowings outstanding on the revolving credit facility were $496.5 million and letters of credit outstanding were $20.2 million, with $383.7 million available for borrowing. Additionally, a AU$9.4 million (USD$6.5 million) uncommitted working capital credit facility is available in Australia for short-term borrowing purposes. As of September 30, 2026, there were no borrowings outstanding under this facility, and as of December 31, 2025, there was AU$4.5 million (USD$3.0 million) of borrowings outstanding.
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
In February and October 2026, the Company entered into additional interest rate cap agreements with a total notional value of $150 million and $100 million, respectively, designated and accounted for as a cash flow hedge from inception. The February and October 2026 interest rate cap agreements, both of which have a forward starting effective date of October 30, 2026, provide the Company with interest rate protection in the event the one-month term SOFR rate increases above 2.75% and 3.5%, respectively, and expire on October 31, 2027 and October 31, 2028, respectively.

The blended weighted average interest rate for the term loans and revolving credit facility was 4.91% and 4.30% for the nine months ended September 30, 2026 and 2025, respectively, including the impact of the cash flow hedges. Based on the current interest rate projections, we estimate that our overall weighted average interest rate will be in the range of 5.5% to 5.75% for the remainder of 2026, inclusive of the effects of the cash flow hedges.
The term loan A and the revolving credit facility require Bright Horizons Family Solutions LLC, the borrower, and its restricted subsidiaries, to comply with a maximum first lien net leverage ratio. A breach of this covenant is subject to certain equity cure rights. The credit agreement governing the senior secured credit facilities contains certain customary affirmative covenants and events of default. We were in compliance with our financial covenant at September 30, 2026. Refer to Note 6, Credit Arrangements and Debt Obligations, to our condensed consolidated financial statements for additional information on our debt and credit arrangements, future principal payments of long-term debt, and covenant requirements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, subject to claims, suits, proceedings, governmental reviews and matters arising in the ordinary course of business. Such claims have in the past generally been covered by third-party insurance for amounts above our self-insured retention level, but there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims or matters brought against us. While we believe the resolution of such legal matters will not have a material adverse effect on our financial position or liquidity, in light of recent safeguarding matters, including in the U.S. and U.K., we may experience higher than average claims and settlements that may not be fully covered by insurance and we cannot predict the ultimate outcome of any such actions.
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
The table below sets forth information regarding purchases of our common stock during the three months ended September 30, 2026:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Approximate Dollar Value of Shares/Units that May Yet Be Purchased Under the Plans or Programs (In thousands) (2) (d)

July 1, 2026 to July 31, 2026	648,990	$74.61	648,990	$280,294
August 1, 2026 to August 31, 2026	483,790	$72.75	483,790	$245,099
September 1, 2026 to September 30, 2026	13,000	$65.16	13,000	$244,252
	1,145,780		1,145,780
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

BRIGHT HORIZONS FAMILY SOLUTIONS INC.
Date:	October 30, 2026	By:	/s/ Elizabeth Boland
Elizabeth Boland
Chief Financial Officer
(Duly Authorized Officer)